Form 10-Q
period 2014-06-30
SERVICEMASTER GLOBAL HOLDINGS INC; SERVICEMASTER CO, LLC
filed 2014-08-05
CIK 1428875, 1052045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-36507

ServiceMaster Global Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8738320
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Commission file number 001-14762

The ServiceMaster Company, LLC

(Exact name of registrant as specified in its charter)

Delaware	90-1036521
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

860 Ridge Lake Boulevard, Memphis, Tennessee 38120

(Address of principal executive offices) (Zip Code)

901-597-1400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

ServiceMaster Global Holdings, Inc.	Yes ☐ No ☒
The ServiceMaster Company, LLC	Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

ServiceMaster Global Holdings, Inc.	Yes ☒ No ☐
The ServiceMaster Company, LLC	Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

ServiceMaster Global Holdings, Inc.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
The ServiceMaster Company, LLC
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

ServiceMaster Global Holdings, Inc.	Yes ☐ No ☒
The ServiceMaster Company, LLC	Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 5, 2014:

ServiceMaster Global Holdings, Inc.	91,914,159 shares of common stock, par value $0.01 per share

The ServiceMaster Company, LLC is a privately held limited liability company, and its membership interests are not publicly traded. At August 5, 2014, all of the registrant’s membership interests were owned by CDRSVM Holding, LLC.

EXPLANATORY NOTE

This Form 10-Q is a combined quarterly report being filed separately by two registrants: ServiceMaster Global Holdings, Inc. and The ServiceMaster Company, LLC. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to ServiceMaster Global Holdings, Inc., any reference to “SvM” refers to The ServiceMaster Company, LLC, the indirect wholly-owned subsidiary of Holdings, and any references to the “Company,” “we,” “us,” and “our” refer to ServiceMaster Global Holdings, Inc. together with its direct and indirect subsidiaries, including SvM. Each registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In millions, except per share data)

	Holdings		SvM
	Three months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
Revenue	$683	$631	$683	$631
Cost of services rendered and products sold	351	329	351	329
Selling and administrative expenses	178	188	177	188
Amortization expense	14	13	14	13
Impairment of software and other related costs	(1)	—	(1)	—
Restructuring charges	1	—	1	—
Interest expense	61	63	61	63
Interest and net investment income	(1)	(2)	(1)	(2)
Income from Continuing Operations before Income Taxes	80	40	81	40
Provision for income taxes	38	25	38	25
Income from Continuing Operations	42	15	43	15
Loss from discontinued operations, net of income taxes	(2)	(525)	(2)	(525)
Net Income (Loss)	$40	$(510)	$41	$(510)
Total Comprehensive Income (Loss)	$42	$(514)	$43	$(514)
Weighted-average common shares outstanding - Basic	92	92
Weighted-average common shares outstanding - Diluted	92	92
Basic Earnings (Loss) Per Share:
Income from continuing operations	$0.46	$0.16
Loss from discontinued operations, net of income taxes	(0.02)	(5.73)
Net income (loss)	0.44	(5.57)
Diluted Earnings (Loss) Per Share:
Income from continuing operations	$0.46	$0.16
Loss from discontinued operations, net of income taxes	(0.02)	(5.68)
Net income (loss)	0.44	(5.52)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In millions, except per share data)

	Holdings		SvM
	Six months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$1,216	$1,145	$1,216	$1,145
Cost of services rendered and products sold	639	599	639	599
Selling and administrative expenses	329	346	328	346
Amortization expense	27	26	27	26
Impairment of software and other related costs	47	—	47	—
Restructuring charges	6	3	6	3
Interest expense	122	123	122	123
Interest and net investment income	(7)	(4)	(7)	(4)
Income from Continuing Operations before Income Taxes	53	52	54	52
Provision for income taxes	29	31	29	31
Income from Continuing Operations	24	21	25	21
Loss from discontinued operations, net of income taxes	(97)	(554)	(97)	(554)
Net Loss	$(73)	$(533)	$(72)	$(533)
Total Comprehensive Loss	$(74)	$(534)	$(74)	$(534)
Weighted-average common shares outstanding - Basic	92	92
Weighted-average common shares outstanding - Diluted	92	93
Basic Earnings (Loss) Per Share:
Income from continuing operations	$0.26	$0.23
Loss from discontinued operations, net of income taxes	(1.06)	(6.04)
Net loss	(0.79)	(5.81)
Diluted Earnings (Loss) Per Share:
Income from continuing operations	$0.26	$0.23
Loss from discontinued operations, net of income taxes	(1.05)	(5.97)
Net loss	(0.79)	(5.74)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except per share data)

	Holdings		SvM
	As of June 30, 2014	As of December 31, 2013	As of June 30, 2014	As of December 31, 2013
Assets:
Current Assets:
Cash and cash equivalents	$528	$484	$515	$476
Marketable securities	23	27	23	27
Receivables, less allowances of $27 and $26, respectively	447	394	451	394
Inventories	39	39	39	39
Prepaid expenses and other assets	62	56	56	56
Deferred customer acquisition costs	34	30	34	30
Deferred taxes	105	107	105	107
Assets of discontinued operations	—	76	—	76
Total Current Assets	1,238	1,213	1,223	1,205
Property and Equipment:
At cost	362	381	362	381
Less: accumulated depreciation	(223)	(204)	(223)	(204)
Net Property and Equipment	139	177	139	177
Other Assets:
Goodwill	2,060	2,018	2,060	2,018
Intangible assets, primarily trade names, service marks and trademarks, net	1,716	1,721	1,716	1,721
Notes receivable	23	22	40	37
Long-term marketable securities	91	122	91	122
Other assets	48	49	48	49
Debt issuance costs	36	41	36	41
Assets of discontinued operations	—	542	—	542
Total Assets	$5,351	$5,905	$5,353	$5,912
Liabilities and Shareholder’s (Deficit) Equity:
Current Liabilities:
Accounts payable	$99	$92	$99	$92
Accrued liabilities:
Payroll and related expenses	62	70	62	70
Self-insured claims and related expenses	109	78	109	78
Accrued interest payable	47	51	47	51
Other	62	55	59	55
Deferred revenue	502	448	502	448
Liabilities of discontinued operations	8	139	8	139
Current portion of long-term debt	42	39	42	39
Total Current Liabilities	931	972	928	972
Long-Term Debt	3,859	3,867	3,859	3,867
Other Long-Term Liabilities:
Deferred taxes	742	712	720	690
Liabilities of discontinued operations	—	162	—	162
Other long-term obligations, primarily self-insured claims	144	169	144	169
Total Other Long-Term Liabilities	886	1,043	864	1,021
Commitments and Contingencies (See Note 4)
Shareholder’s (Deficit) Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 99,512,954 shares issued and 91,903,152 outstanding at June 30, 2014 and 98,915,432 shares issued and 91,669,470 outstanding at December 31, 2013)	1	1	—	—
Membership interest	—	—	—	—
Additional paid-in capital	1,532	1,523	1,478	1,475
Retained deficit	(1,741)	(1,390)	(1,780)	(1,430)
Accumulated other comprehensive income	4	7	4	7
Less common stock held in treasury, at cost (7,609,802 shares at June 30, 2014 and 7,245,962 shares at December 31, 2013)	(121)	(118)	—	—
Total Shareholder’s (Deficit) Equity	(325)	23	(298)	52
Total Liabilities and Shareholder’s (Deficit) Equity	$5,351	$5,905	$5,353	$5,912

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Holdings		SvM
	Six months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cash and Cash Equivalents at Beginning of Period	$484	$418	$476	$412
Cash Flows from Operating Activities from Continuing Operations:
Net Loss	(73)	(533)	(72)	(533)
Adjustments to reconcile net loss to net cash provided from operating activities:
Loss from discontinued operations, net of income taxes	97	554	97	554
Depreciation expense	24	24	24	24
Amortization expense	27	26	27	26
Amortization of debt issuance costs	5	5	5	5
Impairment of software and other related costs	47	—	47	—
Deferred income tax provision	22	28	23	28
Stock-based compensation expense	3	1	3	1
Restructuring charges	6	3	6	3
Cash payments related to restructuring charges	(5)	(5)	(5)	(5)
Change in working capital, net of acquisitions:
Current income taxes	(3)	(8)	(3)	(8)
Receivables	(29)	(25)	(32)	(22)
Inventories and other current assets	(14)	(19)	(9)	(19)
Accounts payable	14	21	14	21
Deferred revenue	27	24	27	24
Accrued liabilities	12	29	9	29
Other, net	(11)	(2)	(12)	(2)
Net Cash Provided from Operating Activities from Continuing Operations	149	123	149	126
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(26)	(23)	(26)	(23)
Sale of equipment and other assets	1	1	1	1
Other business acquisitions, net of cash acquired	(41)	(5)	(41)	(5)
Notes receivable, financial investments and securities, net	30	(18)	30	(18)
Notes receivable from affiliate	—	—	(2)	(10)
Net Cash Used For Investing Activities from Continuing Operations	(36)	(45)	(38)	(55)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	1	—	1
Payments of debt	(22)	(22)	(22)	(22)
Repurchase of common stock and RSU vesting	(4)	(12)	—	—
Issuance of common stock	7	—	—	—
Discount paid on issuance of debt	—	(12)	—	(12)
Debt issuance costs paid	—	(6)	—	(6)
Contribution to TruGreen Holding Corporation	(35)	—	(35)	—
Net Cash Used For Financing Activities from Continuing Operations	(54)	(51)	(57)	(39)
Cash Flows from Discontinued Operations:
Cash used for operating activities	(10)	(46)	(10)	(46)
Cash used for investing activities	(2)	(16)	(2)	(16)
Cash used for financing activities	(3)	(6)	(3)	(6)
Net Cash Used for Discontinued Operations	(15)	(68)	(15)	(68)
Cash Increase (Decrease) During the Period	44	(41)	39	(36)
Cash and Cash Equivalents at End of Period	$528	$377	$515	$376

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

SERVICEMASTER GLOBAL HOLDINGS, INC. AND THE SERVICEMASTER COMPANY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The unaudited condensed consolidated financial statements of ServiceMaster Global Holdings, Inc. include the accounts of ServiceMaster Global Holdings, Inc. (“Holdings”) and its majority-owned subsidiary partnerships, limited liability companies and corporations (collectively, the “Company,” “we,” “us, and “our”), including The ServiceMaster Company, LLC (“SvM”). The unaudited condensed consolidated financial statements of The ServiceMaster Company, LLC include the accounts of SvM and its majority-owned subsidiary partnerships, limited liability companies and corporations. All consolidated Company subsidiaries are wholly-owned. Intercompany transactions and balances have been eliminated.

The Company is a leading provider of essential residential and commercial services. The Company’s services include termite and pest control, home warranties, disaster restoration, janitorial, residential cleaning, furniture repair and home inspection. The Company provides these services through an extensive service network of company-owned, franchised and licensed locations operating primarily under the following leading brands: Terminix, American Home Shield, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec.

The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Company recommends that the quarterly unaudited condensed consolidated financial statements of Holdings be read in conjunction with the consolidated financial statements and the notes thereto included in Holdings’ Registration Statement on Form S-1 (File No. 333-194772), as amended (the “2014 Form S-1”), and the unaudited quarterly condensed consolidated financial statements of SvM be read in conjunction with the consolidated financial statements and the notes thereto included in SvM’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC (the “2013 Form 10-K”). The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not indicative of the results that might be achieved for a full year.

On January 14, 2014, the Company completed a separation transaction (the “TruGreen Spin-off”) resulting in the spin-off of the assets and certain liabilities of the business that comprise the lawn, tree and shrub care services previously conducted by the Company primarily under the TruGreen brand name (collectively, the “TruGreen Business”) through a tax-free, pro rata dividend to the stockholders of Holdings. As a result of the completion of the TruGreen Spin-off, TruGreen Holding Corporation (“New TruGreen”) operates the TruGreen Business as a private independent company. The historical results of the TruGreen Business, including the results of operations, cash flows and related assets and liabilities, are reported as discontinued operations for all periods presented herein.

On June 13, 2014, Holdings effected a 2-for-3 reverse stock split of its common stock. Holdings’ accompanying unaudited condensed consolidated financial statements and notes thereto give retroactive effect to the reverse stock split for all periods presented.

Note 2. Recent Developments

Initial Public Offering

On June 25, 2014, Holdings’ registration statement on Form S-1 was declared effective by the SEC for an initial public offering of its common stock. Holdings registered the offering and sale of 35,900,000 shares of its common stock and an additional 5,385,000 shares of its common stock sold to the underwriters pursuant to an option to purchase additional shares. On July 1, 2014, Holdings completed the offering of 41,285,000 shares of its common stock at a price of $17.00 per share. The net proceeds and use of proceeds in connection with the offering are summarized in the table below:

(In millions)
Net Proceeds
Gross proceeds	$702
Underwriting discounts and commissions	(35)
Offering expenses	(6)
Net Proceeds	$661

(In millions)
Use of Proceeds
Partial redemption of 8% 2020 Notes(1)	$234
Partial redemption of 7% 2020 Notes(1)	288
Principal payment of Existing Term Facilities(1)	118
Consulting agreement termination fees(2)	21
Use of Proceeds	$661

(1)                                 See “—Refinancing of Indebtedness” below for further details of the total debt reduction of $835 million in July 2014.

(2)                                 See Note 16 for further details on the termination of the consulting agreements.

Refinancing of Indebtedness

On July 1, 2014, in connection with the initial public offering, SvM terminated its existing credit agreements governing its existing term loan facility, the pre-funded letter of credit facility (together, the “Existing Term Facilities”) and the existing Revolving Credit Facility (together with the Existing Term Facilities, the “Existing Credit Facilities”) and entered into a new credit agreement with respect to a new $1,825 million term loan facility maturing 2021 (the “New Term Loan Facility”) and a new $300 million revolving credit facility maturing 2019 (the “New Revolving Credit Facility,” and, together with the New Term Loan Facility, the “New Credit Facilities”), with JPMorgan Chase Bank, N.A. as administrative agent, collateral agent and issuing bank, and a syndicate of lenders party thereto from time to time.  Borrowings under the New Term Loan Facility, together with $244 million of available cash and $118 million of net proceeds of the initial public offering, were used to repay in full the $2,187 million outstanding under the Existing Term Facilities.  In addition, $41 million of available cash was used to pay debt issuance costs of $23 million and to pay original issue discount of $18 million in connection with the New Term Loan Facility.

On July 16, 2014, SvM used proceeds from the initial public offering to redeem $210 million of its outstanding 8 percent senior notes due 2020 (the “8% 2020 Notes”) and $263 million of its outstanding 7 percent senior notes due 2020 (the “7% 2020 Notes”). In connection with the redemption of the 8% 2020 Notes and the 7% 2020 Notes, SvM was required to pay a pre-payment premium of $17 million and $18 million, respectively, and accrued interest of $7 million and $8 million, respectively.

In connection with the partial redemption of the 8% 2020 Notes and 7% 2020 Notes and the repayment of the Existing Term Facilities, we expect to record a loss on extinguishment of debt of approximately $65 million in the third quarter of 2014, which includes the pre-payment premiums on the 8% 2020 Notes and 7% 2020 Notes of $17 million and $18 million, respectively, and the write-off of approximately $30 million of debt issuance costs.

Note 3. Significant Accounting Policies

Summary:  The preparation of the unaudited condensed consolidated financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. The more significant areas requiring the use of management estimates relate to revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims; accruals for home warranties and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets. In 2014, there have been no changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates.

The allowance for receivables is developed based on several factors including overall customer credit quality, historical write-off experience and specific account analyses that project the ultimate collectability of the outstanding balances. As such, these factors may change over time causing the reserve level to vary.

The Company carries insurance policies on insurable risks at levels which it believes to be appropriate, including workers’ compensation, auto and general liability risks. The Company purchases insurance from third-party insurance carriers. These policies typically incorporate significant deductibles or self-insured retentions. The Company is responsible for all claims that fall within the retention limits. In determining the Company’s accrual for self-insured claims, the Company uses historical claims experience to establish both the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual include both known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

The Company seeks to reduce the potential amount of loss arising from self-insured claims by insuring certain levels of risk. While insurance agreements are designed to limit the Company’s losses from large exposure and permit recovery of a portion of direct unpaid losses, insurance does not relieve the Company of its ultimate liability. Accordingly, the accruals for insured claims represent the Company’s total unpaid gross losses. Insurance recoverables, which are reported within Prepaid expenses and other assets and Other assets, relate to estimated insurance recoveries on the insured claims reserves.

Accruals for home warranty claims in the American Home Shield business are made based on the Company’s claims experience and actuarial projections. Termite damage claim accruals in the Terminix business are recorded based on both the historical rates of claims incurred within a contract year and the cost per claim. Current activity could differ causing a change in estimates. The Company has certain liabilities with respect to existing or potential claims, lawsuits, and other proceedings. The Company accrues for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period identified.

The Company records deferred income tax balances based on the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and income tax purposes. The Company records its deferred tax items based on the estimated value of the tax basis. The Company adjusts tax estimates when required to reflect changes based on factors such as changes in tax laws, relevant court decisions, results of tax authority reviews and statutes of limitations. The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes potential interest and penalties related to its uncertain tax positions in income tax expense.

Revenue.  Revenues from pest control services, as well as liquid and fumigation termite applications, are recognized as the services are provided. The Company eradicates termites through the use of non-baiting methods (e.g., fumigation or liquid treatments) and baiting systems. Termite services using baiting systems and termite inspection and protection contracts are frequently sold through annual contracts. Service costs for these contracts are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of the Company’s obligations under the contracts and are representative of the relative value provided to the customer (proportional performance method). The Company regularly reviews its estimates of direct costs for its termite bait contracts and termite inspection and protection contracts and adjusts the estimates when appropriate.

Home warranty contracts are typically one year in duration. Home warranty claims costs are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of the Company’s obligations under the contracts and are representative of the relative value provided to the customer (proportional performance method). The Company regularly reviews its estimates of claims costs and adjusts the estimates when appropriate.

The Company has franchise agreements in its Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. Franchise revenue (which in the aggregate represents approximately six percent of annual consolidated revenue from continuing operations in 2013) consists principally of continuing monthly fees based upon the franchisee’s customer-level revenue. Monthly fee revenue is recognized when the related customer-level revenue generating activity is performed by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise or a license. These initial franchise or license fees are pre-established fixed amounts and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations were $19 million and $18 million for the three months ended June 30, 2014 and 2013, respectively, and $36 million and $33 million for the six months ended June 30, 2014 and 2013, respectively. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s unaudited condensed consolidated financial statements for all periods.

Revenues are presented net of sales taxes collected and remitted to government taxing authorities on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

The Company had $502 million and $448 million of deferred revenue as of June 30, 2014 and December 31, 2013, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home warranties, termite baiting, termite inspection and pest control services.

Deferred Customer Acquisition Costs:  Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale. Deferred customer acquisition costs amounted to $34 million and $30 million as of June 30, 2014 and December 31, 2013, respectively.

Advertising:  On an interim basis, certain advertising costs are deferred and recognized approximately in proportion to the revenue over the year and are not deferred beyond the calendar year-end. Certain other advertising costs are expensed when the advertising occurs. The cost of direct-response advertising at Terminix, consisting primarily of direct-mail promotions, is capitalized and amortized over its expected period of future benefits. Deferred advertising costs are included in prepaid expenses and other assets on the unaudited condensed consolidated statements of financial position.

Inventory:  Inventories are recorded at the lower of cost (primarily on a weighted average cost basis) or market. The Company’s inventory primarily consists of finished goods to be used on the customers’ premises or sold to franchisees.

Property and Equipment and Intangible Assets: Fixed assets and intangible assets with finite lives are depreciated and amortized on a straight-line basis over their estimated useful lives. These lives are based on the Company’s previous experience for similar assets, potential market obsolescence and other industry and business data. As required by accounting standards for the impairment or disposal of long-lived assets, the Company’s long-lived assets, including fixed assets and intangible assets (other than goodwill), are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment loss would be recognized equal to the difference between the carrying amount and the fair value of the asset. Changes in the estimated useful lives or in the asset values could cause the Company to adjust its book value or future expense accordingly.

Depreciation of property and equipment, including depreciation of assets held under capital leases, was $12 million for each of the three months ended June 30, 2014 and 2013, and $24 million for each of the six months ended June 30, 2014 and 2013.

The Company recorded an impairment charge of $47 million ($28 million, net of tax) in the first six months of 2014 relating to its decision in the first quarter of 2014 to abandon its efforts to deploy a new operating system at American Home Shield. Included in this charge are the impairment of the capitalized software of $45 million and the recognition of the remaining liabilities associated with the termination of lease, maintenance and hosting agreements totaling $2 million. This impairment represented an adjustment of the carrying value of the asset to its estimated fair value of zero on a non-recurring basis.

Fair Value of Financial Instruments and Credit Risk:  See Note 17 for information relating to the fair value of financial instruments.

Financial instruments, which potentially subject the Company to financial and credit risk, consist principally of investments and receivables. Investments consist primarily of publicly traded debt and common equity securities. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which it competes. The majority of the Company’s receivables have little concentration of credit risk due to the large number of customers with relatively small balances and their dispersion across geographical areas. The Company maintains an allowance for losses based upon the expected collectability of receivables.

Income Taxes:  The Company and its subsidiaries file consolidated U.S. federal income tax returns. State and local returns are filed both on a separate company basis and on a combined unitary basis with the Company. Current and deferred income taxes are provided for on a separate company basis. The Company accounts for income taxes using an asset and liability approach for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income taxes are provided to reflect the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts expected to be realized.

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in its tax return. The Company recognizes potential interest and penalties related to its uncertain tax positions in income tax expense.

Stock-Based Compensation:  The Company accounts for stock-based compensation under accounting standards for share based payments, which require that stock options, restricted stock units and share grants be measured at fair value and this value is recognized as compensation expense over the vesting period.

Earnings Per Share:  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options, restricted stock units and restricted shares are reflected in diluted net income (loss) per share by applying the treasury stock method.

Newly Issued Accounting Statements and Positions:  In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists” to eliminate the diversity in practice associated with the presentation of unrecognized tax benefits in instances where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 generally requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity” to change the criteria for reporting discontinued operations and enhance the convergence of the FASB’s and the International Standard Board’s reporting requirements for discontinued operations. The changes in ASU 2014-08 amend the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results. ASU 2014-08 requires expanded disclosures for discontinued operations and also requires an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company anticipates the adoption of this standard will not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This model supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Entities have the option of using either a full retrospective or modified approach to adopt the guidance. The amendments in ASU 2014-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-09.

Note 4. Restructuring Charges

The Company incurred restructuring charges of $1 million ($1 million, net of tax) for the three months ended June 30, 2014. Restructuring charges for the three months ended June 30, 2013 were less than $1 million. The Company incurred restructuring charges of $6 million ($3 million, net of tax) and $3 million ($2 million, net of tax) for the six months ended June 30, 2014 and 2013, respectively. Restructuring charges were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Terminix branch optimization(1)	$1	$—	$2	$1
Centers of excellence initiative(2)	—	—	4	2
Total restructuring charges	$1	$—	$6	$3

(1)                                 For the three months ended June 30, 2014, these charges included lease termination costs. For the six months ended June 30, 2014, these charges included lease termination and severance costs. For the six months ended June 30, 2013, these charges included lease termination costs.

(2)                                 Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in the Company’s headquarters functions that provide Company-wide administrative services for our operations that we refer to as centers of excellence. For the six months ended June 30, 2014, these charges included professional fees of $1 million and severance and other costs of $3 million. For the six months ended June 30, 2013, these charges included professional fees of $1 million and severance and other costs of $1 million.

The pretax charges discussed above are reported in Restructuring charges in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities—Other on the unaudited condensed consolidated statements of financial position, is presented as follows:

(In millions)	Accrued Restructuring Charges
Balance as of December 31, 2013	$1
Costs incurred	6
Costs paid or otherwise settled	(5)
Balance as of June 30, 2014	$2

Note 5. Commitments and Contingencies

The Company carries insurance policies on insurable risks at levels that it believes to be appropriate, including workers’ compensation, auto and general liability risks. The Company purchases insurance policies from third-party insurance carriers, which typically incorporate significant deductibles or self-insured retentions. The Company is responsible for all claims that fall below the retention limits. In determining the Company’s accrual for self-insured claims, the Company uses historical claims experience to establish both the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual includes known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

A reconciliation of beginning and ending accrued self-insured claims, which are included in Accrued liabilities—Self-insured claims and related expenses and Other long-term obligations, primarily self-insured claims on the unaudited condensed consolidated statements of financial position, net of reinsurance recoverables, which are included in Prepaid expenses and other assets and Other assets on the unaudited condensed consolidated statements of financial position, is presented as follows:

(In millions)	Accrued Self-insured Claims, Net
Balance as of December 31, 2013	$101
Provision for self-insured claims	36
Cash payments	(31)
Balance as of June 30, 2014	$106

Balance as of December 31, 2012	$103
Provision for self-insured claims	30
Cash payments	(24)
Balance as of June 30, 2013	$109

Accruals for home warranty claims in the American Home Shield business are made based on the Company’s claims experience and actuarial projections. Termite damage claim accruals in the Terminix business are recorded based on both the historical rates of claims incurred within a contract year and the cost per claim. Current activity could differ causing a change in estimates. The Company has certain liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified.

In the ordinary course of conducting business activities, the Company and its subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured matters that are brought on an individual, collective, representative and class action basis, or other proceedings involving regulatory, employment, general and commercial liability, automobile liability, wage and hour, environmental and other matters. The Company has entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court or other approvals. If one or more of the Company’s settlements are not finally approved, the Company could have additional or different exposure, which could be material. At this time, the Company does not expect any of these proceedings to have a material effect on its reputation, business, financial position, results of operations or cash flows; however, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, financial position, results of operations and cash flows.

Note 6. Goodwill and Intangible Assets

Goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. There were no goodwill or trade name impairment charges recorded in continuing operations in the three and six months ended June 30, 2014 and 2013.

The table below summarizes the goodwill balances for continuing operations by reportable segment and for Other Operations and Headquarters:

(In millions)	Terminix	American Home Shield	Franchise Services Group	Total
Balance as of December 31, 2013	$1,480	$348	$190	$2,018
Acquisitions	7	34	1	42
Balance as of June 30, 2014	$1,487	$382	$191	$2,060

There were no accumulated impairment losses recorded in continuing operations as of June 30, 2014.

The table below summarizes the other intangible asset balances for continuing operations:

	Estimated Remaining Useful	As of June 30, 2014			As of December 31, 2013
(In millions)	Lives (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	N/A	$1,608	$—	$1,608	$1,608	$—	$1,608
Customer relationships	3 - 10	531	(469)	62	512	(447)	65
Franchise agreements	20 - 25	88	(56)	32	88	(54)	34
Other	4 - 30	44	(30)	14	41	(27)	14
Total		$2,271	$(555)	$1,716	$2,249	$(528)	$1,721

(1)                                 Not subject to amortization.

In the six months ended June 30, 2014, the TruGreen Business recorded a pre-tax non-cash trade name impairment charge of $139 million ($84 million, net of tax) in discontinued operations, net of income taxes. In the three and six months ended June 30, 2013, the TruGreen Business recorded a pre-tax non-cash goodwill and trade name impairment charge of $673 million ($521 million, net of tax) in discontinued operations, net of income taxes.

Note 7. Stock-Based Compensation

In connection with the TruGreen Spin-off, on January 14, 2014, we distributed all of New TruGreen’s common stock to our existing stockholders. Following the distribution, our employees held equity incentive awards covering shares of New TruGreen common stock as well as equity incentive awards covering shares of our common stock, and employees who transferred to New TruGreen held equity incentive awards covering shares of our common stock as well as equity incentive awards covering shares of New TruGreen common stock.

To align the interests of our continuing employees and the interests of New TruGreen’s employees with their respective employers, on February 14, 2014, we and New TruGreen extended offers to each other’s employees to allow them to tender their equity awards covering shares of their non-employing entity to the respective issuer and subsequently to apply the proceeds of any such tendered equity awards to subscribe for equity awards in their respective employers at the then-current fair market value ($12.00, in the case of our common stock, and $3.75, in the case of New TruGreen common stock). As a result of this program, on March 18, 2014, we accepted tenders of 199,075 shares of our common stock and DSUs from New TruGreen employees and issued 237,762 shares of our common stock and DSUs to our continuing employees. There was also a small number of RSUs exchanged.

In connection with the TruGreen Spin-off, we adjusted the exercise price of options held by our employees to reflect the fair market value of our common stock after giving effect to the TruGreen Spin-off by multiplying the exercise price of such options immediately prior to the TruGreen Spin-off by a fraction, the numerator of which was the fair market value of a share of our common stock immediately following the TruGreen Spin-off ($12.00 per share) and the denominator of which was the fair market value of a share of our common stock immediately prior to the TruGreen Spin-off ($15.75 per share), or the “Option Conversion Ratio.”

To allow our employees to retain the intrinsic value of their stock options prior to the TruGreen Spin-off, we also adjusted the number of shares underlying the options of such employees. The number of shares underlying the options was adjusted by dividing the number of shares underlying the options held by each employee by the Option Conversion Ratio. We refer to these adjustments collectively as the “Option Conversion.” The change in the number of shares underlying options and the adjustment of the exercise price pursuant to the Option Conversion represent modifications to our share based compensation awards. As a result of the Option Conversion we compared the fair value of the awards following the TruGreen Spin-off with the fair value of the original awards. The comparison did not yield incremental value. Accordingly, we did not record any incremental compensation expense as a result of the Option Conversion.

For the three months ended June 30, 2014, the Company recognized stock-based compensation expense of $1 million ($1 million, net of tax). Stock-based compensation expense for the three months ended June 30, 2013 was less than $1 million. For the six months ended June 30, 2014 and 2013, the Company recognized stock-based compensation expense of $3 million ($2 million, net of tax) and $1 million ($1 million, net of tax), respectively. As of June 30, 2014, there was $18 million of total unrecognized compensation costs related to non-vested stock options and restricted share units granted under the Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan (“MSIP”). These remaining costs are expected to be recognized over a weighted-average period of 2.97 years.

On June 13, 2014, the Company formally adopted the 2014 Omnibus Incentive Plan to provide for the grants of long-term incentive compensation to our directors, officers and associates, for which there were no grants as of June 30, 2014. Upon adoption of the 2014 Omnibus Incentive Plan, the Company froze the MSIP and will make no further grants thereunder.

Note 8. Comprehensive Income (Loss)

Comprehensive income (loss), which primarily includes net income (loss), unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation is disclosed in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

The following tables summarize the activity in other comprehensive income (loss), net of the related tax effects.

(In millions)	Unrealized Gains on Derivatives	Unrealized Gains on Available -for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 31, 2013	$—	$7	$—	$7
Other comprehensive income before reclassifications:
Pre-tax amount	—	3	—	3
Tax provision	—	1	—	1
After tax amount	—	2	—	2
Amounts reclassified from accumulated other comprehensive income (loss)(1)	—	(3)	—	(3)
Net current period other comprehensive (loss) income	—	(1)	—	(1)
Spin-off of the TruGreen Business	—	—	(2)	(2)
Balance as of June 30, 2014	$—	$6	$(2)	$4

Balance as of December 31, 2012	$(2)	$5	$4	$7
Other comprehensive (loss) income before reclassifications:
Pre-tax amount	(1)	2	(3)	(2)
Tax (benefit) provision	(1)	1	—	—
After tax amount	—	1	(3)	(2)
Amounts reclassified from accumulated other comprehensive (loss) income(1)	2	(1)	—	1
Net current period other comprehensive income (loss)	2	—	(3)	(1)
Balance as of June 30, 2013	$—	$5	$1	$6

(1)                                 Amounts are net of tax. See reclassifications out of accumulated other comprehensive income below for further details.

Reclassifications out of accumulated other comprehensive income included the following components for the periods indicated.

	Amount Reclassified from Accumulated Other Comprehensive Income		Condensed Consolidated Statements of
	As of June 30,		Operations and Comprehensive Income (Loss)
(In millions)	2014	2013	Location
(Gains) Losses on derivatives:
Fuel swap contracts	$—	$(1)	Cost of services rendered and products sold
Interest rate swap contracts	—	4	Interest expense
Net losses on derivatives	—	3
Impact of income taxes	—	1	Provision for income taxes
Total reclassifications related to derivatives	$—	$2
Gains on available-for-sale securities	$(4)	$(1)	Interest and net investment income
Impact of income taxes	(1)	—	Provision for income taxes
Total reclassifications related to securities	$(3)	$(1)
Total reclassifications for the period	$(3)	$1

Note 9. Supplemental Cash Flow Information

Supplemental information relating to the unaudited condensed consolidated statements of cash flows is presented in the following table:

	Six months ended June 30,
(In millions)	2014	2013
Cash paid for or (received from):
Interest expense	$117	$116
Interest and dividend income	(2)	(2)
Income taxes, net of refunds	9	11

The Company acquired $8 million and $12 million of property and equipment through capital leases and other non-cash financing transactions in the six months ended June 30, 2014 and 2013, respectively, which have been excluded from the unaudited condensed consolidated statements of cash flows as non-cash investing and financing activities.

Note 10. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the unaudited condensed consolidated statements of financial position. As of June 30, 2014 and December 31, 2013, the Company’s investments consisted primarily of domestic publicly traded debt and certificates of deposit (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross unrealized gains and losses of the Company’s short- and long-term investments in Debt and Equity securities as of June 30, 2014 and December 31, 2013 were as follows:

(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale and trading securities, June 30, 2014:
Debt securities	$71	$1	$—	$72
Equity securities	34	8	—	42
Total securities	$105	$9	$—	$114

Available-for-sale and trading securities, December 31, 2013:
Debt securities	$97	$3	$(1)	$99
Equity securities	41	9	—	50
Total securities	$138	$12	$(1)	$149

Unrealized losses which had been in a loss position for more than one year as of June 30, 2014 were less than $1 million. There were no unrealized losses which had been in a loss position for more than one year as of December 31, 2013. The aggregate fair value of the investments with unrealized losses was $15 million and $30 million as of June 30, 2014 and December 31, 2013, respectively.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The table below summarizes proceeds and gross realized gains resulting from sales of available-for-sale securities. There were no gross realized losses or impairment charges due to other than temporary declines in the value of certain investments for the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Proceeds from sale of securities	$1	$2	$43	$6
Gross realized gains, pre-tax	—	—	5	1
Gross realized gains, net of tax	—	—	3	1
Gross realized losses, pre-tax	—	—	(1)	—
Gross realized losses, net of tax	—	—	—	—

Note 11. Long-Term Debt

Long-term debt as of June 30, 2014 and December 31, 2013 is summarized in the following table:

(In millions)	As of June 30, 2014	As of December 31, 2013
Senior secured term loan facility maturing in 2017 (Tranche B)	$986	$991
Senior secured term loan facility maturing in 2017 (Tranche C)(1)	1,194	1,198
7.00% senior notes maturing in 2020	750	750
8.00% senior notes maturing in 2020(2)	602	602
Revolving credit facility maturing in 2017	—	—
7.10% notes maturing in 2018(3)	72	71
7.45% notes maturing in 2027(3)	160	159
7.25% notes maturing in 2038	63	63
Vehicle capital leases(4)	34	32
Other	40	40
Less current portion	(42)	(39)
Total long-term debt	$3,859	$3,867

(1)                                 As of June 30, 2014 and December 31, 2013, presented net of $8 million and $10 million, respectively, in unamortized original issue discount paid as part of the 2013 amendment (“2013 Term Loan Facility Amendment”).

(2)                                 As of June 30, 2014 and December 31, 2013, includes $2 million in unamortized premium received on the sale of $100 million aggregate principal amount of such notes.

(3)                                 The increase in the balance from December 31, 2013 to June 30, 2014 reflects the amortization of fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

(4)                                 The Company has entered into a fleet management services agreement (the “Fleet Agreement”) which, among other things, allows the Company to obtain fleet vehicles through a leasing program. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent.

Refinancing of Indebtedness

For details of the refinancing of the Existing Term Facilities on July 1, 2014 and the partial redemption of the 8% 2020 Notes and the 7% 2020 Notes on July 16, 2014, see Note 2.

Interest Rate Swaps

On July 23, 2014, SvM entered into two four-year interest rate swap agreements effective August 1, 2014. The aggregate notional amount of the agreements was $300 million. Under the terms of the agreements, SvM will pay a weighted-average fixed rate of interest of 1.786 percent on the $300 million notional amount, and SvM will receive a floating rate of interest (based on one-month LIBOR) on the notional amount. Therefore, during the term of the agreements, the effective interest rate on $300 million of the New Term Facilities is fixed at a rate of 1.786 percent, plus the incremental borrowing margin of 3.25 percent.

On July 23, 2014, SvM entered into three forty-one month interest rate swap agreements effective March 1, 2015. The aggregate notional amount of the agreements was $400 million. Under the terms of the agreements, SvM will pay a weighted-average fixed rate of interest of 1.927 percent on the $400 million notional amount, and SvM will receive a floating rate of interest (based on one-month LIBOR) on the notional amount. Therefore, during the term of the agreements, the effective interest rate on $400 million of the New Term Facilities is fixed at a rate of 1.927 percent, plus the incremental borrowing margin of 3.25 percent.

Note 12. Acquisitions

Acquisitions have been accounted for using the acquisition method and, accordingly, the results of operations of the acquired businesses have been included in the Company’s unaudited condensed consolidated financial statements since their dates of acquisition. The assets and liabilities of these businesses were recorded in the financial statements at their estimated fair values as of the acquisition dates.

On February 28, 2014, the Company acquired Home Security of America, Inc. (“HSA”), based in Madison, Wisconsin. The total net purchase price for this acquisition was $32 million. The Company recorded goodwill of $34 million and other intangibles of $18 million related to this acquisition.

During the six months ended June 30, 2014, the Company completed several pest control, termite and franchise acquisitions. The total net purchase price for these acquisitions was $12 million. The Company recorded goodwill of $8 million and other intangibles of $4 million related to these acquisitions.

During the six months ended June 30, 2013, the Company completed several pest control, termite and franchise acquisitions, along with the purchase of a distributor license agreement with the Franchise Services Group. The total net purchase price for these acquisitions was $7 million. The Company recorded goodwill of $4 million and other intangibles of $3 million related to these acquisitions.

Supplemental cash flow information regarding the Company’s acquisitions is as follows:

	Six months ended June 30,
(In millions)	2014	2013
Purchase price (including liabilities assumed)	$78	$7
Less liabilities assumed	(34)	—
Net purchase price	$44	$7

Net cash paid for acquisitions	$41	$5
Seller financed debt	3	2
Payment for acquisitions	$44	$7

Note 13. Discontinued Operations

TruGreen Spin-off

On January 14, 2014, the Company completed the TruGreen Spin-off resulting in the spin-off of the assets and certain liabilities of the TruGreen Business through a tax-free, pro rata dividend to the Company’s stockholders. As a result of the completion of the TruGreen Spin-off, New TruGreen operates the TruGreen Business as a private independent company.

The TruGreen Business experienced a significant downturn in recent years. Since 2011, the TruGreen Business lost 400,000 customers, or 19 percent of its customer base. The TruGreen Business’s operating margins also eroded during this time frame due to production inefficiencies, higher chemical costs and inflationary pressures, compounded by lower fixed cost leverage as falling customer counts drove revenue down. The TruGreen Business experienced revenue and Adjusted EBITDA declines of 18.6 percent and 87.6 percent, respectively, from 2011 to 2013. In light of these developments, the Company made the decision to effect the TruGreen Spin-off and enable its management to increase its focus on Terminix, American Home Shield and the Franchise Services Group segments while providing New TruGreen, as an independently-operated, private company, the time and focus required to execute a turnaround.

As a result of the TruGreen Spin-off, the Company was required to perform an interim impairment analysis as of January 14, 2014 on the TruGreen trade name. The assumptions were developed with the view of the TruGreen Business as a stand-alone company, resulting in an increase in the assumed discount rate of 350 basis points, or “bps,” as compared to the discount rate used in the October 1, 2013 impairment test for the TruGreen trade name. This interim impairment analysis resulted in a pre-tax non-cash trade name impairment charge of $139 million ($84 million, net of tax) to reduce the carrying value of the TruGreen trade name to its estimated fair value. This impairment charge was recorded in Loss from discontinued operations, net of income taxes, in the three months and six months ended June 30, 2014. The impairment of the TruGreen trade name represented an adjustment of the carrying value of the asset to its estimated fair value on a non-recurring basis using significant unobservable inputs on the date of the TruGreen Spin-off.

The following is a summary of the assets and liabilities distributed to New TruGreen as part of the TruGreen spin-off on January 14, 2014:

(In millions)
Assets:
Cash and cash equivalents	$57
Receivables, net	22
Inventories and other current assets	40
Property and equipment, net	181
Intangible assets, net	216
Other long-term assets	6
Total Assets	$522
Liabilities:
Current liabilities	$149
Long-term debt and other long-term liabilities	93
Total Liabilities	$242
Net assets distributed to New TruGreen	$280

The historical results of the TruGreen Business, including the results of operations, cash flows and related assets and liabilities, are reported as discontinued operations for all periods presented herein.

In connection with the TruGreen Spin-off, the Company and TruGreen Limited Partnership (“TGLP”), an indirect wholly owned subsidiary of New TruGreen, entered into a transition services agreement pursuant to which the Company and its subsidiaries provide TGLP with specified communications, public relations, finance and accounting, tax, treasury, internal audit, human resources operations and benefits, risk management and insurance, supply management, real estate management, marketing, facilities, information technology and other support services. The charges for the transition services allow the Company to fully recover the allocated direct costs of providing the services, plus specified margins and any out-of-pocket costs and expenses. The services provided under the transition services agreement will terminate at various specified times, and in no event later than January 14, 2016 (except certain information technology services, which the Company expects to provide to TGLP beyond the two-year period). TGLP may terminate the transition services agreement (or certain services under the transition services agreement) for convenience upon 90 days written notice, in which case TGLP will be required to reimburse the Company for early termination costs.

Under this transition services agreement, in the three and six months ended June 30, 2014, the Company recorded $9 million and $19 million, respectively, of fees due from TGLP, which is included, net of costs incurred, in Selling and administrative expenses in the unaudited condensed consolidated statement of operations and comprehensive income (loss). As of June 30, 2014, all amounts owed by TGLP under this agreement have been paid.

During the three and six months ended June 30, 2014, the Company processed certain of TGLP’s accounts payable transactions. Through this process, in the three and six months ended June 30, 2014, $30 million and $74 million, respectively, was paid on TGLP’s behalf, of which $27 million and $68 million, respectively, was repaid by TGLP. As of June 30, 2014, the Company recorded a $6 million receivable due from TGLP, which is included in Receivables on the unaudited condensed consolidated statement of financial position.

In addition, the Company, New TruGreen and TGLP entered into (1) a separation and distribution agreement containing key provisions relating to the separation of the TruGreen Business and the distribution of New TruGreen common stock to the Company’s stockholders (including relating to specified TruGreen legal matters with respect to which we have agreed to retain liability, as well as insurance coverage, non-competition, indemnification and other matters), (2) an employee matters agreement allocating liabilities and responsibilities relating to employee benefit plans and programs and other related matters and (3) a tax matters agreement governing the respective rights, responsibilities and obligations of the parties thereto with respect to taxes, including allocating liabilities for income taxes attributable to New TruGreen and its subsidiaries generally to the Company for tax periods (or portions thereof) ending on or before January 14, 2014 and generally to New TruGreen for tax periods (or portions thereof) beginning after that date.

Financial Information for Discontinued Operations

Loss from discontinued operations, net of income taxes, for all periods presented includes the operating results of the TruGreen Business and previously sold businesses.

The operating results of discontinued operations are as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Revenue	$—	$308	$6	$402
Loss before income taxes(1)	(4)	(666)	(159)	(716)
Benefit for income taxes(1)	(2)	(141)	(62)	(162)
Loss from discontinued operations, net of income taxes(1)	$(2)	$(525)	$(97)	$(554)

(1)                                 In the six months ended June 30, 2014, the TruGreen Business recorded a pre-tax non-cash trade name impairment charge of $139 million ($84 million, net of tax) in discontinued operations, net of income taxes. In the three and six months ended June 30, 2013, the TruGreen Business recorded a pre-tax non-cash goodwill and trade name impairment charge of $673 million ($521 million, net of tax) in discontinued operations, net of income taxes.

Assets and liabilities of discontinued operations are summarized below:

(In millions)	As of June 30, 2014	As of December 31, 2013
Assets:
Receivables, net	$—	$28
Inventories and other current assets	—	48
Total Current Assets	—	76
Property and equipment, net	—	181
Intangible assets, net	—	355
Other long-term assets	—	6
Total Assets	$—	$618
Liabilities:
Current liabilities	$8	$139
Long-term debt and other long-term liabilities	—	162
Total Liabilities	$8	$301

At June 30, 2014, the liabilities of discontinued operations relate primarily to accruals for legal and other reserves. At December 31, 2013, these balances also reflect the historical assets and liabilities of the TruGreen Business, which was spun off in the six months ended June 30, 2014.

Note 14. Income Taxes

As of June 30, 2014 and December 31, 2013, the Company had $8 million of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). The Company currently estimates that, as a result of pending tax settlements and expiration of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $1 million during the next 12 months.

As required by Accounting Standard Codification (“ASC”) 740, “Income Taxes,” the Company computes interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from continuing operations before income taxes, except for significant unusual or infrequently occurring items. The Company’s estimated tax rate is adjusted each quarter in accordance with ASC 740.

The effective tax rate on income from continuing operations at Holdings was 47.2 percent for the three months ended June 30, 2014 compared to 63.0 percent for the three months ended June 30, 2013. The effective tax rate on income from continuing operations at SvM was 47.2 percent for the three months ended June 30, 2014 compared to 62.9 percent for the three months ended June 30, 2013. The effective tax rate on income from continuing operations for the three months ended June 30, 2014 was affected by various discrete events, including an adjustment to deferred state taxes resulting from changes in the Company’s state apportionment factors. The effective tax rate on income from continuing operations for the three months ended June 30, 2013 was affected by the reclassification of the TruGreen Business to discontinued operations and the resulting impact on the allocation of the full year effective tax rate on income from continuing operations to interim periods.

The effective tax rate on income from continuing operations at Holdings was 54.4 percent for the six months ended June 30, 2014 compared to 59.4 percent for the six months ended June 30, 2013. The effective tax rate on income from continuing operations at SvM was 54.2 percent for the six months ended June 30, 2014 compared to 59.4 percent for the six months ended June 30, 2013. The effective tax rate on income from continuing operations for the six months ended June 30, 2014 was affected by various discrete events, including an adjustment to deferred state taxes resulting from a change in the Company’s state apportionment factors primarily attributable to the TruGreen Spin-off. The effective tax rate on income from continuing operations for the six months ended June 30, 2013 was affected by the reclassification of the TruGreen Business to discontinued operations and the resulting impact on the allocation of the full year effective tax rate on income from continuing operations to interim periods.

Note 15. Business Segment Reporting

The business of the Company is conducted through three reportable segments: Terminix, American Home Shield and Franchise Services Group.

In accordance with accounting standards for segments, the Company’s reportable segments are strategic business units that offer different services. The Terminix segment provides termite and pest control services to residential and commercial customers and distributes pest control products. The American Home Shield segment provides home warranties for household systems and appliances. The Franchise Services Group segment provides residential and commercial disaster restoration, janitorial and cleaning services through franchises primarily under the ServiceMaster, ServiceMaster Restore and ServiceMaster Clean brand names, home cleaning services through franchises and Company-owned locations primarily under the Merry Maids brand name, on-site wood furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. Other Operations and Headquarters includes The ServiceMaster Acceptance Company Limited Partnership (“SMAC”), our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units, and the Company’s headquarters operations (substantially all of which costs are allocated to the Company’s reportable segments), which provide various technology, marketing, finance, legal and other support services to the reportable segments. The composition of our reportable segments is consistent with that used by our chief operating decision maker (the “CODM”) to evaluate performance and allocate resources.

Information regarding the accounting policies used by the Company is described in Note 3. The Company derives substantially all of its revenue from customers and franchisees in the United States with less than two percent generated in foreign markets. Operating expenses of the business units consist of direct costs and indirect costs allocated from Other Operations and Headquarters. In periods prior to the TruGreen Spin-off, expenses which were allocated to TruGreen but are not reflected in discontinued operations are included in Other Operations and Headquarters. Such expenses amounted to $11 million and $20 million in the three and six months ended June 30, 2013, respectively.

The Company uses Reportable Segment Adjusted EBITDA as its measure of segment profitability. Accordingly, the CODM evaluates performance and allocates resources based primarily on Reportable Segment Adjusted EBITDA. Reportable Segment Adjusted EBITDA is defined as net income (loss) before: unallocated corporate expenses; income (loss) from discontinued operations, net of income taxes; provision (benefit) for income taxes; gain (loss) on extinguishment of debt; interest expense; depreciation and amortization expense; non-cash goodwill and trade name impairment; non-cash impairment of software and other related costs; non-cash impairment of property and equipment; non-cash stock-based compensation expense; restructuring charges; management and consulting fees; and non-cash effects attributable to the application of purchase accounting. The Company’s definition of Reportable Segment Adjusted EBITDA may not be calculated or comparable to similarly titled measures of other companies. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives, consulting agreements and equity-based, long-term incentive plans.

Information for continuing operations for each reportable segment and Other Operations and Headquarters is presented below:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Revenue:
Terminix	$376	$365	$696	$678
American Home Shield	241	206	393	349
Franchise Services Group	64	58	124	114
Reportable Segment Revenue	$681	$629	$1,213	$1,141
Other Operations and Headquarters	2	2	3	4
Total Revenue	$683	$631	$1,216	$1,145

	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Reportable Segment Adjusted EBITDA:(1)
Terminix	$93	$83	$171	$158
American Home Shield	61	40	83	61
Franchise Services Group	21	19	38	37
Reportable Segment Adjusted EBITDA	$175	$142	$292	$256

(1)                                 Presented below is a reconciliation of Reportable Segment Adjusted EBITDA to Net Income (Loss):

	Holdings		SvM
	Three months ended June 30,		Three months ended June 30,
(In millions)	2014	2013	2014	2013
Reportable Segment Adjusted EBITDA:
Terminix	$93	$83	$93	$83
American Home Shield	61	40	61	40
Franchise Services Group	21	19	21	19
Reportable Segment Adjusted EBITDA	$175	$142	$175	$142
Unallocated corporate expenses(a)	$(4)	$(12)	$(4)	$(12)
Depreciation and amortization expense	(26)	(25)	(26)	(25)
Non-cash impairment of software and other related costs	1	—	1	—
Non-cash stock-based compensation expense	(1)	—	(1)	—
Restructuring charges	(1)	—	(1)	—
Management and consulting fees	(2)	(2)	(2)	(2)
Loss from discontinued operations, net of income taxes	(2)	(525)	(2)	(525)
Provision for income taxes	(38)	(25)	(38)	(25)
Interest expense	(61)	(63)	(61)	(63)
Other	(1)	—	—	—
Net Income (Loss)	$40	$(510)	$41	$(510)

	Holdings		SvM
	Six months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Reportable Segment Adjusted EBITDA:
Terminix	$171	$158	$171	$158
American Home Shield	83	61	83	61
Franchise Services Group	38	37	38	37
Reportable Segment Adjusted EBITDA	$292	$256	$292	$256
Unallocated corporate expenses(a)	$(6)	$(23)	$(6)	$(23)
Depreciation and amortization expense	(51)	(50)	(51)	(50)
Non-cash impairment of software and other related costs	(47)	—	(47)	—
Non-cash stock-based compensation expense	(3)	(1)	(3)	(1)
Restructuring charges	(6)	(3)	(6)	(3)
Management and consulting fees	(4)	(4)	(4)	(4)
Loss from discontinued operations, net of income taxes	(97)	(554)	(97)	(554)
Provision for income taxes	(29)	(31)	(29)	(31)
Interest expense	(122)	(123)	(122)	(123)
Other	—	—	1	—
Net Loss	$(73)	$(533)	$(72)	$(533)

(a)                                 Represents the unallocated corporate expenses of Other Operations and Headquarters.

Note 16. Related Party Transactions

On July 24, 2007, the Company was acquired pursuant to a merger transaction (the “2007 Merger”), and, immediately following the completion of the 2007 Merger, all of our outstanding common stock was owned by investment funds managed by, or affiliated with, Clayton, Dubilier & Rice, LLC (“CD&R”), or the “CD&R Funds,” Citigroup Private Equity LP, or “Citigroup,” BAS Capital Funding Corporation, or “BAS,” and JPMorgan Chase Funding Inc., or “JPMorgan.” On September 30, 2010, Citigroup transferred the management responsibility for certain investment funds that owned shares of our common stock to StepStone Group LP, or “StepStone,” and the investment funds managed by StepStone Group, the “StepStone Funds.” As of December 22, 2011, we purchased from BAS 5 million shares of our common stock. On March 30, 2012, an affiliate of BAS sold 5 million shares of our common stock to Ridgemont Partners Secondary Fund I, L.P, or “Ridgemont.” On July 24, 2012, BACSVM-A L.P., an affiliate of BAS, distributed 1,666,666 shares of our common stock to Charlotte Investor IV, L.P., its sole limited partner, (together with the CD&R Funds, the StepStone Funds, JPMorgan, Citigroup Capital Partners II Employee Master Fund, L.P., an affiliate of Citigroup, and BACSVM-A, L.P., an affiliate of BAS, the “Equity Sponsors”).

After completion of Holdings’ initial public offering on July 1, 2014, the Equity Sponsors continue to hold more than 65 percent of Holdings’ common stock.

Consulting Agreements

The Company was a party to a consulting agreement with CD&R under which CD&R provided the Company with ongoing consulting and management advisory services. The annual consulting fee payable under the consulting agreement with CD&R was $6 million. Under this agreement, the Company recorded consulting fees of $2 million and $3 million in each of the three and six month periods ended June 30, 2014 and 2013, which is included in Selling and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

The Company was a party to consulting agreements with StepStone, JPMorgan and Ridgemont (and formerly with BAS). The consulting agreements were scheduled to terminate on June 30, 2016 or upon the earlier termination of the consulting agreement with CD&R (the Ridgemont consulting agreement also provides for termination upon an initial public offering). Effective January 1, 2012, the annual consulting fee formerly payable to BAS (and now payable to Ridgemont) was reduced to $0.25 million. Pursuant to the consulting agreements, the Company was required to pay aggregate annual consulting fees of $1 million to StepStone, JPMorgan and Ridgemont (formerly payable to BAS), respectively.

On July 1, 2014, in connection with the completion of the initial public offering, the Company paid the Equity Sponsors aggregate fees of $21 million in connection with the termination of the consulting agreements.

Revolving Promissory Note

On April 19, 2013, SvM entered into a revolving promissory note with Holdings with a maximum borrowing capacity of $25 million that is scheduled to mature on April 18, 2018. Amounts outstanding under this agreement bear interest at the rate of 5.0 percent per annum. As of June 30, 2014 and December 31, 2013, amounts due to SvM by Holdings under this note was $16 million and $14 million, respectively. The funds borrowed under this note are used by Holdings to repurchase shares of its common stock from associates who have left the Company.

On July 1, 2014, Holdings used a portion of the proceeds from the initial public offering to repay this inter-company loan.

Note 17. Fair Value Measurements

The period-end carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net of tax as a component of accumulated other comprehensive income on the unaudited condensed consolidated statements of financial position, or, for certain unrealized losses, reported in interest and net investment income in the unaudited condensed consolidated statements of operations and comprehensive income (loss) if the decline in value is other than temporary. The carrying amount of total debt was $3,901 million and $3,906 million and the estimated fair value was $4,084 million and $3,906 million as of June 30, 2014 and December 31, 2013, respectively. The fair value of the Company’s debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of June 30, 2014 and December 31, 2013.

The Company has estimated the fair value of its financial instruments measured at fair value on a recurring basis using the market and income approaches. For investments in marketable securities, deferred compensation trust assets and derivative contracts, which are carried at their fair values, the Company’s fair value estimates incorporate quoted market prices, other observable inputs (for example, forward interest rates) and unobservable inputs (for example, forward commodity prices) at the balance sheet date.

Interest rate swap contracts are valued using forward interest rate curves obtained from third-party market data providers. The fair value of each contract is the sum of the expected future settlements between the contract counterparties, discounted to present value. The expected future settlements are determined by comparing the contract interest rate to the expected forward interest rate as of each settlement date and applying the difference between the two rates to the notional amount of debt in the interest rate swap contracts.

Fuel swap contracts are valued using forward fuel price curves obtained from third-party market data providers. The fair value of each contract is the sum of the expected future settlements between the contract counterparties, discounted to present value. The expected future settlements are determined by comparing the contract fuel price to the expected forward fuel price as of each settlement date and applying the difference between the contract and expected prices to the notional gallons in the fuel swap contracts. The Company regularly reviews the forward price curves obtained from third-party market data providers and related changes in fair value for reasonableness utilizing information available to the Company from other published sources.

The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the six month periods ended June 30, 2014 and 2013.

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

		As of June 30, 2014
				Estimated Fair Value Measurements
(In millions)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$9	$9	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	105	56	49	—
Fuel swap contracts:
Current	Prepaid expenses and other assets	1	—	—	1
Total financial assets		$115	$65	$49	$1

		As of December 31, 2013
				Estimated Fair Value Measurements
(In millions)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$13	$13	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	136	61	75	—
Fuel swap contracts:
Current	Prepaid expenses and other assets	1	—	—	1
Total financial assets		$150	$74	$75	$1

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

(In millions)	Fuel Swap Contract Assets (Liabilities)
Balance as of December 31, 2013	$1
Total gains (realized and unrealized)
Included in accumulated other comprehensive income	—
Balance as of June 30, 2014	$1

Balance as of December 31, 2012	$2
Total gains (realized and unrealized)
Included in earnings	1
Included in accumulated other comprehensive income	(2)
Settlements, net	(1)
Balance as of June 30, 2013	$—

The following tables present information relating to the significant unobservable inputs of our Level 3 financial instruments:

	Fair Value (in millions)	Valuation Technique	Unobservable Input	Range	Weighted Average
As of June 30, 2014:
Fuel swap contracts	$1	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$3.06 - $3.89	$3.61

As of December 31, 2013:
Fuel swap contracts	$1	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$3.20 - $3.87	$3.60

(1)                                 Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

The Company uses derivative financial instruments to manage risks associated with changes in fuel prices and has in the past used, and may in the future use, derivative financial instruments to manage risks associated with changes in interest rates. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. In designating its derivative financial instruments as hedging instruments under accounting standards for derivative instruments, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives to forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the projected changes in cash flows of the associated forecasted transactions. All of the Company’s designated hedging instruments are classified as cash flow hedges.

The Company has historically hedged a significant portion of its annual fuel consumption. The Company has also historically hedged the interest payments on a portion of its variable rate debt through the use of interest rate swap agreements, although the Company has no interest rate swap agreements outstanding as of June 30, 2014. All of the Company’s fuel swap contracts and interest rate swap contracts are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the unaudited condensed consolidated statements of financial position as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in accumulated other comprehensive income. Any change in the fair value of the hedging instrument resulting from ineffectiveness, as defined by accounting standards, is recognized in current period earnings. Cash flows related to fuel and interest rate derivatives are classified as operating activities in the unaudited condensed consolidated statements of cash flows.

The effect of derivative instruments on the unaudited condensed consolidated statements of operations and comprehensive income (loss) and accumulated other comprehensive income on the unaudited condensed consolidated statements of financial position is presented as follows:

(In millions) Derivatives designated as Cash Flow Hedge Relationships	Effective Portion of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	Effective Portion of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income Into Earnings	Location of Gain (Loss) included in Earnings
Six months ended June 30, 2014:
Fuel swap contracts	$—	$—	Cost of services rendered and products sold

Six months ended June 30, 2013:
Fuel swap contracts	$(2)	$1	Cost of services rendered and products sold
Interest rate swap contracts	$4	$(4)	Interest expense

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the six months ended June 30, 2014. As of June 30, 2014, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $17 million, maturing through 2015. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of June 30, 2014, the Company had posted $1 million in letters of credit as collateral under its fuel hedging program, none of which were posted under the Company’s existing senior secured revolving credit facility (the “Existing Revolving Credit Facility”).

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a gain of less than $1 million, net of tax, as of June 30, 2014. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices at the time the positions are settled and may differ materially from the amount noted above.

Note 18. Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options and restricted stock units are reflected in diluted net income (loss) per share by applying the treasury stock method.

A reconciliation of the amounts included in the computation of basic earnings per share from continuing operations and diluted earnings per share from continuing operations is as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share data)	2014	2013	2014	2013
Income from continuing operations	$42	$15	$24	$21
Weighted average common shares outstanding	92	92	92	92
Effect of dilutive securities:
RSUs	—	—	—	—
Stock options(1)	—	1	—	1
Weighted average common share outstanding—assuming dilution	92	92	92	93
Basic earnings per share from continuing operations	$0.46	$0.16	$0.26	$0.23
Diluted earnings per share from continuing operations	$0.46	$0.16	$0.26	$0.23

(1)                                 Options to purchase 3 million and 1 million shares for the three months ended June 30, 2014 and 2013, respectively, and 3 million and 1 million shares for the shares for the six months ended June 30, 2014 and 2013, respectively, were not included in the computation because either their exercise price or proceeds per share exceeded the average market price of the Company’s common stock for each respective reporting date.

On June 25, 2014, Holdings’ registration statement on Form S-1 was declared effective by the SEC for an initial public offering of its common stock, and, on July 1, 2014, Holdings completed the offering of 41,285,000 shares of its common stock. For further details, see Note 2.

Note 19. Condensed Consolidating Financial Statements of The ServiceMaster Company, LLC and Subsidiaries

The following condensed consolidating financial statements of SvM and its subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from SvM’s financial information on the same basis of accounting as the unaudited condensed consolidated financial statements. Goodwill and other intangible assets have been allocated to all of SvM’s subsidiaries based on management’s estimates. ServiceMaster Global Holdings, Inc. is not an obligor, nor guarantor, to the 8% 2020 Notes and the 7% 2020 Notes (collectively, the “2020 Notes”), the Existing Term Facilities or the New Term Loan Facility.

The payment obligations of SvM under the 2020 Notes are jointly and severally guaranteed on a senior unsecured basis by SvM’s domestic subsidiaries that guarantee our indebtedness under the Existing Credit Facilities and New Credit Facilities (the “Guarantors”). Each of the Guarantors is wholly owned, directly or indirectly, by SvM, and all guarantees are full and unconditional. SvM’s non-U.S. subsidiaries, SvM’s subsidiaries subject to regulation as an insurance, home warranty, service contract or similar company, and certain other subsidiaries of SvM (the “Non-Guarantors”) do not guarantee the 2020 Notes. A Guarantor will be released from its obligations under its guarantee under certain customary circumstances, including, (i) the sale or disposition of the Guarantor, (ii) the release of the Guarantor from all of its obligations under all guarantees related to any indebtedness of SvM, (iii) the merger or consolidation of the Guarantor as specified in the indenture governing the 2020 Notes, (iv) the Guarantor becomes an unrestricted subsidiary under the indenture governing the 2020 Notes, (v) the defeasance of SvM’s obligations under the indenture governing the 2020 Notes or (vi) the payment in full of the principal amount of the 2020 Notes.

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Three Months Ended June 30, 2014 (Unaudited)

(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	SvM Consolidated
Operating Revenue	$—	$427	$270	$(14)	$683
Cost of services rendered and products sold	—	237	128	(14)	351
Selling and administrative expenses	2	87	88	—	177
Amortization expense	—	12	2	—	14
Impairment of software and other related costs	—	—	(1)	—	(1)
Restructuring charges	—	1	—	—	1
Interest expense	61	—	—	—	61
Interest and net investment loss (income)	1	—	(2)	—	(1)

(Loss) Income from Continuing Operations before Income Taxes	(64)	90	55	—	81
(Benefit) Provision for income taxes	(43)	42	39	—	38

(Loss) Income from Continuing Operations	(21)	48	16	—	43
Loss from discontinued operations, net of income taxes	(2)	—	—	—	(2)
Equity in earnings of subsidiaries (net of tax)	64	16	—	(80)	—
Net Income	$41	$64	$16	$(80)	$41

Total Comprehensive Income	$43	$65	$17	$(82)	$43

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Loss

For the Three Months Ended June 30, 2013 (Unaudited)

(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	SvM Consolidated
Operating Revenue	$—	$416	$232	$(17)	$631
Cost of services rendered and products sold	—	234	112	(17)	329
Selling and administrative expenses	2	86	100	—	188
Amortization expense	—	12	1	—	13
Interest expense	29	28	6	—	63
Interest and net investment (income) loss	(2)	4	(4)	—	(2)

(Loss) Income from Continuing Operations before Income Taxes	(29)	52	17	—	40
(Benefit) Provision for income taxes	(22)	15	32	—	25

(Loss) Income from Continuing Operations	(7)	37	(15)	—	15
(Loss) income from discontinued operations, net of income taxes	(2)	140	(663)	—	(525)
Equity in earnings of subsidiaries (net of tax)	(501)	(676)	—	1,177	—
Net Loss	$(510)	$(499)	$(678)	$1,177	$(510)

Total Comprehensive Loss	$(514)	$(502)	$(681)	$1,183	$(514)

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Loss

For the Six Months Ended June 30, 2014 (Unaudited)

(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	SvM Consolidated
Operating Revenue	$—	$798	$447	$(29)	$1,216
Cost of services rendered and products sold	—	450	218	(29)	639
Selling and administrative expenses	4	157	167	—	328
Amortization expense	—	24	3	—	27
Impairment of software and other related costs	—	—	47	—	47
Restructuring charges	—	2	4	—	6
Interest expense	116	5	1	—	122
Interest and net investment loss (income)	2	—	(9)	—	(7)

(Loss) Income from Continuing Operations before Income Taxes	(122)	160	16	—	54
(Benefit) Provision for income taxes	(62)	61	30	—	29

(Loss) Income from Continuing Operations	(60)	99	(14)	—	25
(Loss) income from discontinued operations, net of income taxes	(6)	59	(150)	—	(97)
Equity in earnings of subsidiaries (net of tax)	(6)	(167)	—	173	—
Net Loss	$(72)	$(9)	$(164)	$173	$(72)

Total Comprehensive Loss	$(74)	$(10)	$(166)	$176	$(74)

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Loss

For the Six Months Ended June 30, 2013 (Unaudited)

(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	SvM Consolidated
Operating Revenue	$—	$776	$401	$(32)	$1,145
Cost of services rendered and products sold	—	443	188	(32)	599
Selling and administrative expenses	4	154	188	—	346
Amortization expense	—	25	1	—	26
Restructuring charges	—	1	2	—	3
Interest expense	56	56	11	—	123
Interest and net investment (income) loss	(2)	4	(6)	—	(4)

(Loss) Income from Continuing Operations before Income Taxes	(58)	93	17	—	52
(Benefit) Provision for income taxes	(25)	10	46	—	31

(Loss) Income from Continuing Operations	(33)	83	(29)	—	21
(Loss) income from discontinued operations, net of income taxes	(3)	161	(712)	—	(554)
Equity in earnings of subsidiaries (net of tax)	(497)	(737)	—	1,234	—
Net Loss	$(533)	$(493)	$(741)	$1,234	$(533)

Total Comprehensive Loss	$(534)	$(493)	$(744)	$1,237	$(534)

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position (Unaudited)

As of June 30, 2014

(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	SvM Consolidated
Assets:
Current Assets:
Cash and cash equivalents	$363	$8	$144	$—	$515
Marketable securities	—	—	23	—	23
Receivables	5	107	480	(141)	451
Inventories	—	37	2	—	39
Prepaid expenses and other assets	24	26	19	(13)	56
Deferred customer acquisition costs	—	18	16	—	34
Deferred taxes	79	25	1	—	105
Total Current Assets	471	221	685	(154)	1,223
Property and Equipment:
At cost	—	206	156	—	362
Less: accumulated depreciation	—	(122)	(101)	—	(223)
Net Property and Equipment	—	84	55	—	139

Other Assets:
Goodwill	—	1,664	396	—	2,060
Intangible assets, primarily trade names, service marks and trademarks, net	—	957	759	—	1,716
Notes receivable	23	—	23	(6)	40
Long-term marketable securities	9	—	82	—	91
Investments in and advances to subsidiaries	3,340	1,164	—	(4,504)	—
Other assets	87	24	4	(67)	48
Debt issuance costs	36	—	—	—	36
Total Assets	$3,966	$4,114	$2,004	$(4,731)	$5,353

Liabilities and Shareholder’s (Deficit) Equity:
Current Liabilities:
Accounts payable	$—	$51	$48	$—	$99
Accrued liabilities:
Payroll and related expenses	2	27	33	—	62
Self-insured claims and related expenses	7	27	75	—	109
Accrued interest payable	48	—	—	(1)	47
Other	1	40	30	(12)	59
Deferred revenue	—	95	407	—	502
Liabilities of discontinued operations	8	—	—	—	8
Current portion of long-term debt	162	20	1	(141)	42
Total Current Liabilities	228	260	594	(154)	928

Long-Term Debt	3,805	36	24	(6)	3,859

Other Long-Term Liabilities:
Deferred taxes	—	494	293	(67)	720
Intercompany payable	199	—	542	(741)	—
Other long-term obligations, primarily self-insured claims	32	26	86	—	144
Total Other Long-Term Liabilities	231	520	921	(808)	864

Shareholder’s (Deficit) Equity	(298)	3,298	465	(3,763)	(298)

Total Liabilities and Shareholder’s (Deficit) Equity	$3,966	$4,114	$2,004	$(4,731)	$5,353

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position (Unaudited)

As of December 31, 2013

(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	SvM Consolidated
Assets:
Current Assets:
Cash and cash equivalents	$401	$7	$68	$—	$476
Marketable securities	—	—	27	—	27
Receivables	2	97	401	(106)	394
Inventories	—	37	2	—	39
Prepaid expenses and other assets	—	25	38	(7)	56
Deferred customer acquisition costs	—	15	15	—	30
Deferred taxes	38	66	3	—	107
Assets of discontinued operations	—	5	71	—	76
Total Current Assets	441	252	625	(113)	1,205
Property and Equipment:
At cost	—	198	183	—	381
Less: accumulated depreciation	—	(111)	(93)	—	(204)
Net Property and Equipment	—	87	90	—	177

Other Assets:
Goodwill	—	1,655	363	—	2,018
Intangible assets, primarily trade names, service marks and trademarks, net	—	977	744	—	1,721
Notes receivable	2,016	—	23	(2,002)	37
Long-term marketable securities	13	—	109	—	122
Investments in and advances to subsidiaries	1,868	1,379	—	(3,247)	—
Other assets	33	23	28	(35)	49
Debt issuance costs	41	—	—	—	41
Assets of discontinued operations	3	—	539	—	542
Total Assets	$4,415	$4,373	$2,521	$(5,397)	$5,912

Liabilities and Shareholder’s Equity:
Current Liabilities:
Accounts payable	$2	$42	$48	$—	$92
Accrued liabilities:
Payroll and related expenses	2	28	40	—	70
Self-insured claims and related expenses	—	29	49	—	78
Accrued interest payable	52	—	—	(1)	51
Other	7	26	28	(6)	55
Deferred revenue	—	92	356	—	448
Liabilities of discontinued operations	—	—	139	—	139
Current portion of long-term debt	127	17	1	(106)	39
Total Current Liabilities	190	234	661	(113)	972

Long-Term Debt	3,812	1,711	346	(2,002)	3,867

Other Long-Term Liabilities:
Deferred taxes	—	455	270	(35)	690
Intercompany payable	341	—	330	(671)	—
Liabilities of discontinued operations	3	122	37	—	162
Other long-term obligations, primarily self-insured claims	17	22	130	—	169
Total Other Long-Term Liabilities	361	599	767	(706)	1,021

Shareholder’s Equity	52	1,829	747	(2,576)	52

Total Liabilities and Shareholder’s Equity	$4,415	$4,373	$2,521	$(5,397)	$5,912

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2014

(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	SvM Consolidated
Cash and Cash Equivalents at Beginning of Period	$401	$7	$68	$—	$476

Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(124)	225	78	(30)	149

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(5)	(21)	—	(26)
Sale of equipment and other assets	—	—	1	—	1
Other business acquisitions, net of cash acquired	—	(9)	(32)	—	(41)
Notes receivable, financial investments and securities, net	—	—	30	—	30
Notes receivable from affiliate	(2)	—	—	—	(2)
Net Cash Used for Investing Activities from Continuing Operations	(2)	(14)	(22)	—	(38)

Cash Flows from Financing Activities from Continuing Operations:
Payments of debt	(11)	(9)	(2)	—	(22)
Contribution to TruGreen Holding Corporation	(35)	—	—	—	(35)
Shareholders’ dividends	—	(15)	(15)	30	—
Net intercompany advances	143	(186)	43	—	—
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	97	(210)	26	30	(57)

Cash Flows from Discontinued Operations:
Cash used for operating activities	(9)	—	(1)	—	(10)
Cash used for investing activities	—	—	(2)	—	(2)
Cash used for financing activities	—	—	(3)	—	(3)
Net Cash Used for Discontinued Operations	(9)	—	(6)	—	(15)

Cash (Decrease) Increase During the Period	(38)	1	76	—	39

Cash and Cash Equivalents at End of Period	$363	$8	$144	$—	$515

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2013

(In millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	SvM Consolidated
Cash and Cash Equivalents at Beginning of Period	$317	$7	$88	$—	$412

Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(15)	143	22	(24)	126

Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(7)	(16)	—	(23)
Sale of equipment and other assets	—	1	—	—	1
Other business acquisitions, net of cash acquired	—	(5)	—	—	(5)
Notes receivable, financial investments and securities, net	—	—	(18)	—	(18)
Notes receivable from affiliates	(10)	—	—	—	(10)
Net Cash Used for Investing Activities from Continuing Operations	(10)	(11)	(34)	—	(55)

Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	1	—	—	—	1
Payments of debt	(14)	(7)	(1)	—	(22)
Discount paid on issuance of debt	(12)	—	—	—	(12)
Debt issuance costs paid	(6)	—	—	—	(6)
Shareholders’ dividends	—	(12)	(12)	24	—
Net intercompany advances	(1)	(109)	110	—	—
Net Cash (Used for) Provided from Financing Activities from Continuing Operations	(32)	(128)	97	24	(39)

Cash Flows from Discontinued Operations:
Cash used for operating activities	(4)	—	(42)	—	(46)
Cash used for investing activities	—	—	(16)	—	(16)
Cash used for financing activities	—	—	(6)	—	(6)
Net Cash Used for Discontinued Operations	(4)	—	(64)	—	(68)

Cash (Decrease) Increase During the Period	(61)	4	21	—	(36)

Cash and Cash Equivalents at End of Period	$256	$11	$109	$—	$376

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward- looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “—Information Regarding Forward-Looking Statements” and the section entitled “Risk Factors” in the 2014 Form S-1.

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is combined for two registrants: ServiceMaster Global Holdings, Inc. and The ServiceMaster Company, LLC. Unless the context indicates otherwise, any reference in this discussion and analysis to “Holdings” refers to ServiceMaster Global Holdings, Inc., any reference to “SvM” refers to The ServiceMaster Company, LLC, the indirect wholly-owned subsidiary of Holdings, and any references to the “Company,” “we,” “us,” and “our” refer to ServiceMaster Global Holdings, Inc. together with its direct and indirect subsidiaries, including SvM.

Our core services include termite and pest control, home warranties, disaster restoration, janitorial, residential cleaning, furniture repair and home inspection under the following leading brands: Terminix, American Home Shield, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec. Our operations for the periods presented in this report are organized into three reportable segments:  Terminix, American Home Shield and Franchise Services Group.

Key Business Metrics

We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of the continuing operations of our businesses. These metrics include:

•                  customer retention rates,

•                  customer counts growth,

•                  revenue,

•                  operating expenses,

•                  Adjusted EBITDA,

•                  net income (loss), and

•                  earnings per share.

To the extent applicable, these measures are evaluated with and without impairment, restructuring and other charges that management believes are not indicative of the earnings capabilities of our businesses. We also focus on measures designed to optimize cash flow, including the management of working capital and capital expenditures.

Customer Retention Rates and Customer Counts Growth.  We report our customer retention rates and growth in customer counts for our two largest revenue generating businesses in order to track the performance of those businesses. Customer counts represent our recurring customer base and include customers with active contracts for recurring services. At Terminix, these services are primarily delivered on an annual, quarterly or monthly frequency. Retention rates are calculated as the ratio of ending customer counts to the sum of beginning customer counts, new sales and acquired accounts for the applicable period. These measures are presented on a rolling, twelve-month basis in order to avoid seasonal anomalies. See “—Segment Review.”

Revenue.  Our revenue results are primarily a function of the volume and pricing of the services and products provided to our customers by our businesses as well as the mix of services and products provided across our businesses. The volume of our revenue in Terminix and American Home Shield, and in our company-owned branches in the Franchise Services Group, is impacted by new unit sales, the retention of our existing customers and tuck-in acquisitions. We expect to continue our tuck-in acquisition program at Terminix in 2014 at levels consistent with prior periods. Revenue results in the remainder of our Franchise Services Group are driven principally by royalty fees earned from our franchisees. We serve both residential and commercial customers, principally in the United States.

Operating Expenses.  In addition to the impact of changes in our revenue results, our operating results are affected by, among other things, the level of our operating expenses. A number of our operating expenses are subject to inflationary pressures, such as fuel, chemicals, raw materials, wages and salaries, employee benefits and health care, vehicles, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs.

Adjusted EBITDA.  We evaluate performance and allocate resources based primarily on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before: income (loss) from discontinued operations, net of income taxes; provision (benefit) for income taxes; gain (loss) on extinguishment of debt; interest expense; depreciation and amortization expense; non-cash goodwill and trade name impairment; non-cash impairment of software and other related costs; non-cash impairment of property and equipment; non-cash stock-based compensation expense; restructuring charges; management and consulting fees; non-cash effects attributable to the application of purchase accounting; and other non-operating expenses. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives, consulting agreements and equity-based, long-term incentive plans.

Net Income (Loss)and Earnings (Loss) Per Share.  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options and restricted stock units are reflected in diluted net income (loss) per share by applying the treasury stock method. The presentation of net income (loss) and earnings (loss) per share provides GAAP measures of performance which are useful for investors, analysts and other interested parties in company-to-company operating performance comparisons.

Seasonality

We have seasonality in our business, which drives fluctuations in revenue and Adjusted EBITDA for interim periods. In 2013, approximately 22 percent, 28 percent, 27 percent and 23 percent of our revenue and approximately 23 percent, 29 percent, 28 percent and 20 percent of our Adjusted EBITDA was recognized in the first, second, third and fourth quarters, respectively.

Effect of Weather Conditions

The demand for our services and our results of operations are also affected by weather conditions, including the seasonal nature of our termite and pest control services, home inspection services and disaster restoration services. Weather conditions which have a potentially unfavorable impact to our business include cooler temperatures or droughts which can impede the development of termite swarms and lead to lower demand for our termite control services; severe winter storms which can impact our home cleaning business if we cannot travel to service locations due to hazardous road conditions; and extreme temperatures which can lead to an increase in service requests related to household systems and appliances, resulting in higher claim frequency and costs. Weather conditions which have a potentially favorable impact to our business include mild winters which can lead to higher demand for termite and pest control services; mild winters or summers which can lead to lower household systems and appliance claim frequency; and severe storms which can lead to an increase in demand for disaster restoration services.

We believe colder weather conditions in early 2014 adversely affected our traditional termite revenue in the six months ended June 30, 2014. Conversely, contract claims expense in our American Home Shield segment decreased in the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, in part, we believe, due to cooler temperatures in 2014 as compared to 2013.

Initial Public Offering

On June 25, 2014, Holdings’ registration statement on Form S-1 was declared effective by the SEC for an initial public offering of its common stock. Holdings registered the offering and sale of 35,900,000 shares of its common stock and an additional 5,385,000 shares of its common stock sold to the underwriters pursuant to an option to purchase additional shares. On July 1, 2014, Holdings completed the offering of 41,285,000 shares of its common stock at a price of $17.00 per share. The net proceeds and use of proceeds in connection with the offering are summarized in the table below:

(In millions)
Net Proceeds
Gross proceeds	$702
Underwriting discounts and commissions	(35)
Offering expenses	(6)
Net Proceeds	$661

(In millions)
Use of Proceeds
Partial redemption of 8% 2020 Notes(1)	$234
Partial redemption of 7% 2020 Notes(1)	288
Principal payment of Existing Term Facilities(1)	118
Consulting agreement termination fees(2)	21
Use of Proceeds	$661

(1)                                       See “—Refinancing of Indebtedness” below for further details.

(2)                                       See Note 16 to the unaudited condensed consolidated financial statements for further details on the termination of the consulting agreements.

Refinancing of Indebtedness

On July 1, 2014, in connection with the initial public offering, SvM terminated its existing credit agreements governing its Existing Term Facilities and the existing Revolving Credit Facility and entered into a new credit agreement with respect to a $1,825 million New Term Loan Facility maturing 2021 and a $300 million New Revolving Credit Facility maturing 2019.  Borrowings under the New Term Loan Facility, together with $244 million of available cash and $118 million of net proceeds of the initial public offering, were used to repay in full the $2,187 million outstanding under the Existing Term Facilities. In addition, $41 million of available cash was used to pay debt issuance costs of $23 million and to pay original issue discount of $18 million in connection with the New Term Loan Facility.

On July 16, 2014, SvM used proceeds from the initial public offering to redeem $210 million of its outstanding 8% 2020 Notes and $263 million of its 7% 2020 Notes. In connection with the redemption of the 8% 2020 Notes and the 7% 2020 Notes, SvM was required to pay a pre-payment premium of $17 million and $18 million, respectively, and accrued interest of $7 million and $8 million, respectively.

In connection with the partial redemption of the 8% 2020 Notes and 7% 2020 Notes and the repayment of the Existing Term Facilities, we expect to record a loss on extinguishment of debt of approximately $65 million in the third quarter of 2014, which includes the pre-payment premiums on the 8% 2020 Notes and 7% 2020 Notes of $17 million and $18 million, respectively, and the write-off of approximately $30 million of debt issuance costs.

TruGreen Spin-off

On January 14, 2014, we completed the TruGreen Spin-off. As a result of the completion of the TruGreen Spin-off, New TruGreen operates the TruGreen Business as a private independent company. In connection with the TruGreen Spin-off, SvM and TruGreen Limited Partnership, an indirect wholly-owned subsidiary of New TruGreen, or “TGLP,” entered into a transition services agreement pursuant to which SvM and its subsidiaries provide TGLP with specified communications, public relations, finance and accounting, tax, treasury, internal audit, human resources operations and benefits, risk management and insurance, supply management, real estate management, marketing, facilities, information technology and other support services. The charges for the transition services allow us to fully recover the allocated direct costs of providing the services, plus specified margins and any out-of-pocket costs and expenses. The services provided under the transition services agreement will terminate at various specified times, and in no event later than January 14, 2016 (except for certain information technology services, which New TruGreen expects SvM to provide to TGLP beyond the two-year period). TGLP may terminate the transition services agreement (or certain services under the transition services agreement) for convenience upon 90-days written notice, in which case TGLP will be required to reimburse SvM for early termination costs.

Beginning with the TruGreen Spin-off, where it was practicable, employees who historically provided such services to the TruGreen Business were separated from us and transferred to New TruGreen as of the date of the TruGreen Spin-off. For certain support services for which it was not practicable to separate employees and transfer them to New TruGreen beginning with the TruGreen Spin-off, a transition services agreement was entered into pursuant to which SvM and its subsidiaries provide specified services to New TruGreen while an orderly transition of employees and other support arrangements from SvM to New TruGreen is executed. As a result of the transfer of employees to New TruGreen, in combination with the fees we expect to receive under the transition services agreement, we expect an approximate $25 million reduction in annual costs.

In addition, we, SvM, New TruGreen and TGLP entered into (1) a separation and distribution agreement containing key provisions relating to the separation of the TruGreen Business and the distribution of New TruGreen common stock to our stockholders (including relating to specified TruGreen legal matters with respect to which we have agreed to retain liability, as well as insurance coverage, non-competition, indemnification and other matters), (2) an employee matters agreement allocating liabilities and responsibilities relating to employee benefit plans and programs and other related matters and (3) a tax matters agreement governing the respective rights, responsibilities and obligations of the parties thereto with respect to taxes, including allocating liabilities for income taxes attributable to New TruGreen and its subsidiaries generally to SvM for tax periods (or portions thereof) ending on or before January 14, 2014 and generally to New TruGreen for tax periods (or portions thereof) beginning after that date.

Under this transition services agreement, in the three and six months ended June 30, 2014, SvM recorded $9 million and $19 million, respectively, of fees due from TGLP, which is included, net of costs incurred, in Selling and administrative expenses in the unaudited condensed consolidated statement of operations and comprehensive income (loss). As of June 30, 2014, all amounts owed by TGLP under this agreement have been paid.

During the three and six months ended June 30, 2014, SvM processed certain of TGLP’s accounts payable transactions. Through this process, in the three and six months ended June 30, 2014, $30 million and $74 million, respectively, was paid on TGLP’s behalf, of which $27 million and $68 million, respectively, was repaid by TGLP.  As of June 30, 2014, SvM recorded a $6 million receivable due from TGLP, which is included in Receivables on the unaudited condensed consolidated statement of financial position.

Results of Operations

Three and Six Months Ended June 30, 2014 and 2013

	Three months ended June 30,		Increase (Decrease)	% of Revenue
(In millions)	2014	2013	2014 vs. 2013	2014	2013
Revenue	$683	$631	8.2%	100.0%	100.0%
Cost of services rendered and products sold	351	329	6.7	51.4	52.2
Selling and administrative expenses	178	188	(5.4)	26.0	29.7
Amortization expense	14	13	8.0	2.0	2.0
Impairment of software and other related costs	(1)	—	*	(0.2)	—
Restructuring charges	1	—	*	0.1	—
Interest expense	61	63	(3.0)	9.0	10.0
Interest and net investment income	(1)	(2)	(23.0)	(0.2)	(0.3)
Income from Continuing Operations before Income Taxes	80	40	102.9	11.8	6.3
Provision for income taxes	38	25	52.3	5.6	4.0
Income from Continuing Operations	42	15	189.5	6.2	2.3
Loss from discontinued operations, net of income taxes	(2)	(525)	*	(0.3)	(83.2)
Net Income (Loss)	$40	$(510)	*	5.9%	(80.9)%

	Six months ended June 30,		Increase (Decrease)	% of Revenue
(In millions)	2014	2013	2014 vs. 2013	2014	2013
Revenue	$1,216	$1,145	6.2%	100.0%	100.0%
Cost of services rendered and products sold	639	599	6.7	52.6	52.3
Selling and administrative expenses	329	346	(4.9)	27.1	30.2
Amortization expense	27	26	4.4	2.2	2.2
Impairment of software and other related costs	47	—	*	3.9	—
Restructuring charges	6	3	76.9	0.5	0.3
Interest expense	122	123	(0.6)	10.1	10.7
Interest and net investment income	(7)	(4)	69.9	(0.5)	(0.3)
Income from Continuing Operations before Income Taxes	53	52	2.0	4.4	4.6
Provision for income taxes	29	31	(6.7)	2.4	2.7
Income from Continuing Operations	24	21	14.3	2.0	1.8
Loss from discontinued operations, net of income taxes	(97)	(554)	*	(8.0)	(48.4)
Net Loss	$(73)	$(533)	*	(6.0)%	(46.6)%

*                             not meaningful

Revenue

We reported revenue of $683 million and $631 million for the three months ended June 30, 2014 and 2013, respectively, and $1,216 million and $1,145 million for the six months ended June 30, 2014 and 2013, respectively. A summary of changes in revenue for each of our reportable segments and Other Operations and Headquarters is included in the tables below. See “—Segment Review” for a discussion of the drivers of the year-over-year changes.

(In millions)	Terminix	American Home Shield	Franchise Services Group	Other Operations and Headquarters	Total
Three months ended June 30, 2013	$365	$206	$58	$2	$631
Pest Control	7	—	—	—	7
Termite	4	—	—	—	4
Home Warranties(1)	—	35	—	—	35
Franchise-Related Revenue	—	—	6	—	6
Three months ended June 30, 2014	$376	$241	$64	$2	$683

(In millions)	Terminix	American Home Shield	Franchise Services Group	Other Operations and Headquarters	Total
Six months ended June 30, 2013	$678	$349	$114	$4	$1,145
Pest Control	10	—	—	—	10
Termite	9	—	—	—	9
Home Warranties(1)	—	44	—	—	44
Franchise-Related Revenue	—	—	10	—	10
Other	(1)	—	—	(1)	(2)
Six months ended June 30, 2014	$696	$393	$124	$3	$1,216

(1)                                 Includes approximately $19 million and $23 million for the three and six months ended June 30, 2014, respectively, as a result of the acquisition of Home Security of America, Inc., or “HSA” on February 28, 2014.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $351 million and $329 million for the three months ended June 30, 2014 and 2013, respectively, and $639 million and $599 million for the six months ended June 30, 2014 and 2013, respectively. The following tables provide a summary of changes in cost of services rendered and products sold for each of our reportable segments and Other Operations and Headquarters:

(In millions)	Terminix	American Home Shield	Franchise Services Group	Other Operations and Headquarters	Total
Three months ended June 30, 2013	$195	$107	$24	$3	$329
Change in revenue	5	18	4	—	27
Damage claims	3	—	—	—	3
Contract claims	—	(8)	—	—	(8)
Insurance program	—	—	—	2	2
Other	(1)	—	—	(1)	(2)
Three months ended June 30, 2014	$202	$117	$28	$4	$351

The increase in damage claims at Terminix was primarily driven by higher claim payments. The decrease in contract claims at American Home Shield was primarily driven by lower claims costs due, in part, to an increase in the service fee charged to our customers for service visits and, to a lesser extent, mild weather conditions. The increased expense in our automobile, general liability and workers’ compensation insurance program was driven by adverse claims trends.

(In millions)	Terminix	American Home Shield	Franchise Services Group	Other Operations and Headquarters	Total
Six months ended June 30, 2013	$366	$178	$49	$6	$599
Change in revenue	8	22	8	—	38
Damage claims	3	—	—	—	3
Contract claims	—	(4)	—	—	(4)
Insurance program	—	—	—	4	4
Other	2	—	(1)	(2)	(1)
Six months ended June 30, 2014	$379	$196	$56	$8	$639

The increase in damage claims at Terminix was primarily driven by higher claim payments. The decrease in contract claims at American Home Shield was primarily driven by lower claims costs due, in part, to an increase in the service fee charged to our customers for service visits and, to a lesser extent, mild weather conditions, offset, in part, by the impact of favorable adjustments to reserves for prior year contract claims of $1 million and $5 million in the first six months of 2014 and 2013, respectively. The increased expense in our automobile, general liability and workers’ compensation insurance program was driven by adverse claims trends.

Selling and Administrative Expenses

We reported selling and administrative expenses of $178 million and $188 million for the three months ended June 30, 2014 and 2013, respectively, and $329 million and $346 million for the six months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014 and 2013, selling and administrative expenses comprised general and administrative expenses of $70 million and $83 million, respectively, and selling and marketing expenses of $108 million and $105 million, respectively. For the six months ended June 30, 2014 and 2013, selling and administrative expenses comprised general and administrative expenses of $140 million and $162 million, respectively, and selling and marketing expenses of $189 million and $184 million, respectively. The following tables provide a summary of changes in selling and administrative expenses for each of our reportable segments and Other Operations and Headquarters:

(In millions)	Terminix	American Home Shield	Franchise Services Group	Other Operations and Headquarters	Total
Three months ended June 30, 2013	$94	$62	$15	$17	$188
Cost reduction initiatives	(5)	—	—	—	(5)
Technology costs	—	(2)	—	—	(2)
HSA selling and administrative expenses	—	5	—	—	5
Centers of excellence	—	—	—	(11)	(11)
Stock-based compensation expense	—	—	—	1	1
Other	—	—	1	1	2
Three months ended June 30, 2014	$89	$65	$16	$8	$178

The decrease in selling and administrative expenses at Terminix was driven by overhead cost reductions achieved in the second quarter of 2014 and a reduction in key executive transition charges. The increase in selling and administrative expenses at American Home Shield primarily included the addition of administrative costs as a result of the HSA acquisition, offset, in part, by lower technology costs driven by the decision in the first quarter of 2014 to abandon its efforts to deploy a new operating system. The decrease in selling and administrative expenses at Other Operations and Headquarters primarily included decreased costs in our centers of excellence driven by the transition of certain costs to New TruGreen and other cost reductions achieved in the second quarter of 2014, offset, in part, by an increase in stock-based compensation expense driven by grants of options and RSUs.

(In millions)	Terminix	American Home Shield	Franchise Services Group	Other Operations and Headquarters	Total Holdings
Six months ended June 30, 2013	$169	$116	$29	$32	$346
Cost reduction initiatives	(7)	—	—	—	(7)
Tax-related reserves	—	3	—	—	3
Technology costs	—	(5)	—	—	(5)
HSA selling and administrative expenses	—	7	—	—	7
Centers of excellence	—	—	—	(21)	(21)
Stock-based compensation expense	—	—	—	2	2
Other	—	1	1	2	4
Six months ended June 30, 2014	$162	$122	$30	$15	$329

The decrease in selling and administrative expenses at Terminix was driven by overhead cost reductions achieved in the first six months of 2014 and a reduction in key executive transition charges. A $3 million reduction in tax-related reserves was recorded at American Home Shield in the first six months of 2013 for which there was no similar adjustment recorded in the first six months of 2014. The remaining increase in selling and administrative expenses at American Home Shield primarily included the addition of administrative costs as a result of the HSA acquisition, offset, in part, by lower technology costs driven by the decision in the first quarter of 2014 to abandon its efforts to deploy a new operating system. The decrease in selling and administrative expenses at Other Operations and Headquarters primarily included decreased costs in our centers of excellence driven by the transition of certain costs to New TruGreen and other cost reductions achieved in the first six months of 2014, offset, in part, by an increase in stock-based compensation expense driven by grants of options and RSUs. We expect an approximate $25 million reduction in annual costs associated with the transition of costs to New TruGreen.

Amortization Expense

During the first six months of 2014, our portfolio of intangible assets has remained relatively stable, and, as a result, amortization expense was $14 million and $13 million for the three months ended June 30, 2014 and 2013, respectively, and $27 million and $26 million in the six months ended June 30, 2014 and 2013, respectively.

Impairment of Software and Other Related Costs

We recorded an impairment charge of $47 million in the six months ended June 30, 2014 relating to American Home Shield’s decision, in the first quarter of 2014, to abandon its efforts to deploy a new operating system. This decision will allow us to more effectively focus our energy and resources on driving growth and serving our customers. Included in this charge are the impairment of the capitalized software of $45 million and the recognition of the remaining liabilities associated with the termination of lease, maintenance and hosting agreements totaling $2 million.

Restructuring Charges

We incurred restructuring charges of $1 million and less than $1 million for the three months ended June 30, 2014 and 2013, respectively, and $6 million and $3 million in the six months ended June 30, 2014 and 2013, respectively. Restructuring charges were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Terminix branch optimization(1)	$1	$—	$2	$1
Centers of excellence initiative(2)	—	—	4	2
Total restructuring charges	$1	$—	$6	$3

(1)                                 For the three months ended June 30, 2014, these charges included lease termination costs. For the six months ended June 30, 2014, these charges included lease termination and severance costs. For the six months ended June 30, 2013, these charges included lease termination costs.

(2)                                 Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in our headquarters functions that provide company-wide administrative services for our operations that we refer to as centers of excellence. For the six months ended June 30, 2014, these charges included professional fees of $1 million and severance and other costs of $3 million. For the six months ended June 30, 2013, these charges included professional fees of $1 million and severance and other costs of $1 million. During the remainder of 2014, we will continue to assess the mix and cost of our company-wide administrative services in light of the TruGreen Spin-off. We do not expect additional charges related to this initiative to be significant.

Interest Expense

During the first six months of 2014, our indebtedness has remained relatively stable, and, as a result, interest expense was $61 million and $63 million for the three months ended June 30, 2014 and 2013, respectively, and $122 million and $123 million for the six months ended June 30, 2014 and 2013, respectively. For details of the refinancing of the Existing Term Facilities on July 1, 2014 and the partial redemption of the 8% 2020 Notes and the 7% 2020 Notes on July 16, 2014, see Note 2 to the unaudited condensed consolidated financial statements.

Interest and Net Investment Income

Interest and net investment income totaled $1 million and $2 million for the three months ended June 30, 2014 and 2013, respectively, and $7 million and $4 million for the six months ended June 30, 2014 and 2013, respectively, and was comprised of the following:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Realized gains(1)	$1	$2	$6	$3
Deferred compensation trust(2)	—	—	—	1
Other(3)	—	—	1	—
Total interest and net investment income	$1	$2	$7	$4

(1)                           Represents the net investment gains and the interest and dividend income realized on the American Home Shield investment portfolio.

(2)                           Represents investment income resulting from a change in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within income from continuing operations before income taxes).

(3)                           Includes interest income on other cash balances.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes was $80 million and $40 million for the three months ended June 30, 2014 and 2013, respectively, and $53 million and $52 million for the six months ended June 30, 2014 and 2013, respectively. The increase in income from continuing operations before income taxes primarily reflects the net effect of year-over-year changes in the following items:

(In millions)	Three Months Ended June 30, 2014 Compared to June 30, 2013	Six Months Ended June 30, 2014 Compared to June 30, 2013
Reportable segments and Other Operations and Headquarters(1)	$41	$53
Impairment of software and other related costs(2)	1	(47)
Other(3)	(2)	(5)
	$40	$1

(1)                                 Represents the net change in Adjusted EBITDA as described in “—Segment Review.”

(2)                                 Represents a $47 million impairment of software and other related costs at American Home Shield recorded in the six months ended June 30, 2014 as described in “—Impairment of Software and Other Related Costs.”

(3)                                 Primarily represents the net change in restructuring charges, interest expense, stock-based compensation and amortization.

Provision for Income Taxes

The effective tax rate on income from continuing operations was 47.2 percent for the three months ended June 30, 2014 compared to 63.0 percent for the three months ended June 30, 2013. The effective tax rate on income from continuing operations for the three months ended June 30, 2014 was affected by various discrete events, including an adjustment to deferred state taxes resulting from changes in our state apportionment factors. The effective tax rate on income from continuing operations for the three months ended June 30, 2013 was affected by the reclassification of the TruGreen Business to discontinued operations and the resulting impact on the allocation of the full year effective tax rate on income from continuing operations to interim periods.

The effective tax rate on income from continuing operations was 54.4 percent for the six months ended June 30, 2014 compared to 59.4 percent for the six months ended June 30, 2013. The effective tax rate on income from continuing operations for the six months ended June 30, 2014 was affected by various discrete events, including an adjustment to deferred state taxes resulting from a change in our state apportionment factors primarily attributable to the TruGreen Spin-off. The effective tax rate on income from continuing operations for the six months ended June 30, 2013 was affected by reclassification of the TruGreen Business to discontinued operations and the resulting impact on the allocation of the full year effective tax rate on income from continuing operations to interim periods.

Net Income (Loss)

Net income was $40 million for the three months ended June 30, 2014 compared to a net loss of $510 million for the three months ended June 30, 2013. The $550 million increase in net income was primarily driven by a $523 million reduction in loss from discontinued operations, net of tax, and a $40 million increase in income from continuing operations before income taxes, offset, in part, by a $13 million increase in provision for income taxes.

Net loss was $73 million for the six months ended June 30, 2014 compared to $533 million for the six months ended June 30, 2013. The $460 million reduction in net loss was primarily driven by a $457 million reduction in loss from discontinued operations, net of tax, a $2 million reduction in provision for income taxes and a $1 million increase in income from continuing operations before income taxes.

Segment Review

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the notes to the unaudited condensed consolidated financial statements included in this report.

Revenue and Adjusted EBITDA by reportable segment and for Other Operations and Headquarters are as follows:

	Three Months ended June 30,		Increase	Six Months ended June 30,		Increase
(In millions)	2014	2013	(Decrease)	2014	2013	(Decrease)
Revenue:
Terminix	$376	$365	3.0%	$696	$678	2.6%
American Home Shield	241	206	17.1%	393	349	12.4%
Franchise Services Group	64	58	9.8%	124	114	9.0%
Other Operations and Headquarters	2	2	(16.6)%	3	4	(11.8)%
Total Revenue:	$683	$631	8.2%	$1,216	$1,145	6.2%
Adjusted EBITDA(1):
Terminix	$93	$83	11.8%	$171	$158	7.9%
American Home Shield	61	40	52.3%	83	61	37.4%
Franchise Services Group	21	19	6.7%	38	37	4.2%
Reportable Segment Adjusted EBITDA	$175	$142	22.4%	$292	$256	14.4%
Other Operations and Headquarters(2)	(4)	(12)	76.2%	(6)	(23)	71.6%
Total Adjusted EBITDA	$171	$130	31.8%	$286	$233	22.9%

(1)                                 Presented below is a reconciliation of Adjusted EBITDA to Net Income (Loss):

	Three Months ended June 30,		Six Months ended June 30,
(In millions)	2014	2013	2014	2013
Adjusted EBITDA:
Terminix	$93	$83	$171	$158
American Home Shield	61	40	83	61
Franchise Services Group	21	19	38	37
Reportable Segment Adjusted EBITDA	$175	$142	$292	$256
Other Operations and Headquarters	(4)	(12)	(6)	(23)
Total Adjusted EBITDA	$171	$130	$286	$233
Depreciation and amortization expense	(26)	(25)	(51)	(50)
Non-cash impairment of software and other related costs	1	—	(47)	—
Non-cash stock-based compensation expense	(1)	—	(3)	(1)
Restructuring charges	(1)	—	(6)	(3)
Management and consulting fees	(2)	(2)	(4)	(4)
Loss from discontinued operations, net of income taxes	(2)	(525)	(97)	(554)
Provision for income taxes	(38)	(25)	(29)	(31)
Interest expense	(61)	(63)	(122)	(123)
Other	(1)	—	—	—
Net Income (Loss)	$40	$(510)	$(73)	$(533)

(2)                               Represents unallocated corporate expenses.

The table below presents selected operating metrics related to customer counts and customer retention for our Terminix and American Home Shield segments.

	As of June 30,
	2014	2013
Terminix—
Reduction in Pest Control Customers	(0.6)%	(0.4)%
Pest Control Customer Retention Rate	79.9%	79.3%
Reduction in Termite Customers	(2.8)%	(2.2)%
Termite Customer Retention Rate	84.8%	85.6%
American Home Shield—
Growth (Reduction) in Home Warranties(1)	11.7%	(1.2)%
Customer Retention Rate(1)	75.5%	73.9%

(1)                                 As of June 30, 2014, excluding the impact of the HSA acquisition, the growth in home warranties and the customer retention rate for our American Home Shield segment was 2.0 percent and 75.0 percent, respectively.

Terminix Segment

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a 3.0 percent increase in revenue and an 11.8 percent increase in Adjusted EBITDA for the second quarter of 2014 compared to the second quarter of 2013.

Revenue

Revenue by service line is as follows:

	Three months Ended June 30,		% of Revenue
(In millions)	2014	2013	2014
Pest Control	$191	$184	50.9%
Termite	164	159	43.5%
Other	21	22	5.6%
Total revenue	$376	$365	100.0%

Pest control revenue increased 4.0 percent compared to the second quarter of 2013, reflecting improved price realization and a favorable product mix, offset, in part, by a 0.6 percent decrease in pest control customer counts. The decrease in pest control customer counts as of June 30, 2014 compared to June 30, 2013 was driven by a decrease in new unit sales, offset, in part, by a 60 bps increase in the customer retention rate.

Termite revenue, including the wildlife exclusion, crawl space encapsulation and attic insulation products which are managed as a component of our termite line of business, increased 2.6 percent compared to the second quarter of 2013. Termite renewal revenue comprised 49 percent of total termite revenue, while the remainder consisted of termite new unit revenue. The increase in termite revenue reflects introductions of new products (wildlife exclusion and crawlspace encapsulation), increased sales of attic insulation and improved price realization, offset, in part, by a decrease in traditional termite sales driven by mild weather conditions. Termite customer counts decreased 2.8 percent compared to June 30, 2013, driven by a decrease in traditional new unit sales and acquisitions and an 80 bps decrease in the customer retention rate, offset, in part, by the introduction of new products.

As of June 30, 2014, wildlife exclusion was being offered in approximately 90 percent of our domestic locations, up from 4 percent at the beginning of the year. Crawlspace encapsulation, a service that we began offering in 2013, was offered in 20 percent of our domestic locations in the fourth quarter of 2013. We are now offering crawlspace encapsulation in approximately 25 percent of our domestic locations with no significant expansion beyond that planned. We expect to continue to explore opportunities to increase our market share through the introduction of adjacent products and services in the future.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA for the second quarter of 2014 compared with the second quarter of 2013:

(In millions)
Three months ended June 30, 2013	$83
Change in revenue	6
Damage claims	(3)
Selling and administrative expenses	5
Other	2
Three months ended June 30, 2014	$93

The increase in damage claims was primarily driven by higher claim payments. The decrease in selling and administrative expenses was driven by overhead cost reductions achieved in the second quarter of 2014 and a reduction in key executive transition charges.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The Terminix segment reported a 2.6 percent increase in revenue and a 7.9 percent increase in Adjusted EBITDA for the first six months of 2014 compared to the first six months of 2013.

Revenue

Revenue by service line is as follows:

	Six months ended June 30,		% of Revenue
(In millions)	2014	2013	2014
Pest Control	$367	$357	52.7%
Termite	295	287	42.5%
Other	34	34	4.8%
Total revenue	$696	$678	100.0%

Pest control revenue increased 2.8 percent compared to the first six months of 2013, reflecting improved price realization and favorable product mix, offset, in part, by a 0.6 percent decrease in pest control customer counts. The decrease in pest control customer counts as of June 30, 2014 compared to June 30, 2013 was driven by a decrease in new unit sales, offset, in part, by a 60 bps increase in the customer retention rate.

Termite revenue, including the wildlife exclusion, crawl space encapsulation and attic insulation products which are managed as a component of our termite line of business, increased 3.0 percent compared to the first six months of 2013. Termite renewal revenue comprised 54 percent of total termite revenue, while the remainder consisted of termite new unit revenue. The increase in termite revenue reflects introductions of new products (wildlife exclusion and crawlspace encapsulation), increased sales of attic insulation and improved price realization, offset, in part, by a decrease in traditional termite sales driven by mild weather conditions. Termite customer counts decreased 2.8 percent compared to June 30, 2013, driven by a decrease in traditional new unit sales and acquisitions and an 80 bps decrease in the customer retention rate, offset, in part, by the introduction of new products.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA for the first six months of 2014 compared with the first six months of 2013:

(In millions)
Six months ended June 30, 2013	$158
Change in revenue	10
Damage claims	(3)
Selling and administrative expenses	7
Other	(1)
Six months ended June 30, 2014	$171

The increase in damage claims was primarily driven by higher claim payments. The decrease in selling and administrative expenses was driven by overhead cost reductions achieved in the first six months of 2014 and a reduction in key executive transition charges.

American Home Shield Segment

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The American Home Shield segment, which provides home warranties for household systems and appliances, reported a 17.1 percent increase in revenue and a 52.3 percent increase in Adjusted EBITDA for the second quarter of 2014 compared to the second quarter of 2013. On February 28, 2014, we acquired HSA, a company with 2013 revenue of approximately $62 million. The HSA acquisition contributed approximately $19 million in revenue in the second quarter of 2014.

Revenue

As of June 30, 2014 compared to June 30, 2013, customer counts increased 11.7 percent, and the customer retention rate increased 160 bps. Excluding HSA, for the same period, customer counts increased 2.0 percent, and the customer retention rate increased 110 bps. The revenue results reflect the impact of the HSA acquisition, the 2.0 percent increase in customer counts, a favorable product mix and an increase due to differences between years in the expected timing of contract claims. American Home Shield recognizes revenue over the contract period in proportion to expected direct costs.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA for the second quarter of 2014 compared with the second quarter of 2013:

(In millions)
Three months ended June 30, 2013	$40
Change in revenue	17
Contract claims	8
Selling and administrative expenses	(3)
Interest and net investment income	(1)
Three months ended June 30, 2014	$61

The decrease in contract claims was primarily driven by lower claims costs due, in part, to an increase in the service fee charged to our customers for service visits and, to a lesser extent, mild weather conditions. The increase in selling and administrative expenses primarily included the addition of administrative costs as a result of the acquisition of HSA, offset, in part, by lower technology costs driven by the decision in the first quarter of 2014 to abandon efforts to deploy a new operating system.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The American Home Shield segment reported a 12.4 percent increase in revenue and a 37.4 percent increase in Adjusted EBITDA for the first six months of 2014 compared to the first six months of 2013. The HSA acquisition contributed approximately $23 million in revenue in the first six months of 2014.

Revenue

As of June 30, 2014 compared to June 30, 2013, customer counts increased 11.7 percent, and the customer retention rate increased 160 bps.

Excluding HSA, for the same period, customer counts increased 2.0 percent, and the customer retention rate increased 110 bps. The revenue results reflect the impact of the HSA acquisition, the 2.0 percent increase in customer counts, a favorable product mix and an increase due to differences between years in the expected timing of contract claims. American Home Shield recognizes revenue over the contract period in proportion to expected direct costs.

Impairment of Software and Other Related Costs

In February 2014, American Home Shield made the decision to abandon its efforts to deploy a new operating system. This decision will allow us to more effectively focus our energy and resources on driving growth and serving our customers. Important factors that led to this decision include:

•                  the ongoing operational costs of the new operating system would have been high;

•                  enhancements to our existing operating system enabled it to support our needs;

•                  certain planned benefits of the new operating system can be achieved through other means; and

•                  reallocating resources to areas that will allow us to focus on growing our business.

We recorded an impairment charge of $47 million in the first six months of 2014 relating to this decision.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA for the first six months of 2014 compared with the first six months of 2013:

(In millions)
Six months ended June 30, 2013	$61
Change in revenue	22
Contract claims	4
Selling and administrative expenses	(2)
Tax-related reserves	(3)
Interest and net investment income	3
Other	(2)
Six months ended June 30, 2014	$83

The decrease in contract claims was primarily driven by lower claims costs due, in part, to an increase in the service fee charged to our customers for service visits and, to a lesser extent, mild weather conditions, offset, in part, by the impact of favorable adjustments to reserves for prior year contract claims of $1 million and $5 million in the first six months of 2014 and 2013, respectively. The increase in selling and administrative expenses primarily included the addition of administrative costs as a result of the acquisition of HSA, offset, in part, by lower technology costs driven by the decision in the first quarter of 2014 to abandon efforts to deploy a new operating system.

In the first six months of 2014 and 2013, the segment’s Adjusted EBITDA included interest and net investment income from the American Home Shield investment portfolio of $6 million and $3 million, respectively. Additionally, a $3 million reduction in tax-related reserves was recorded in the first six months of 2013 for which there was no similar adjustment recorded in the first six months of 2014.

Franchise Services Group Segment

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The Franchise Services Group segment, which consists of the ServiceMaster Restore (disaster restoration), ServiceMaster Clean (janitorial), Merry Maids (residential cleaning), Furniture Medic (furniture repair) and AmeriSpec (home inspection) businesses, reported a 9.8 percent increase in revenue and a 6.7 percent increase in Adjusted EBITDA for the second quarter of 2014 compared to the second quarter of 2013.

Revenue

Revenue by service line is as follows:

	Three months ended June 30,		% of Revenue
(In millions)	2014	2013	2014
Royalty Fees	$32	$30	49.5%
Company-Owned Merry Maids Branches	16	16	25.2%
Janitorial National Accounts	8	5	12.1%
Sales of Products	5	5	8.0%
Other	3	2	5.2%
Total revenue	$64	$58	100.0%

Royalty fees increased 5.0 percent compared to the second quarter of 2013, primarily driven by increases in disaster restoration services. Revenue from company-owned Merry Maids branches was comparable to the second quarter of 2013 with customer counts down 2.0 percent compared to June 30, 2013. Revenue from janitorial national accounts increased 42.6 percent compared to the second quarter of 2013, driven by strong sales activity. Sales of products to franchisees were comparable to the second quarter of 2013.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA for the second quarter of 2014 compared with the second quarter of 2013:

(In millions)
Three months ended June 30, 2013	$19
Change in revenue	2
Three months ended June, 2014	$21

The nominal impact of the increase in revenue on Adjusted EBITDA was a result of increases in relatively low margin revenue from janitorial national accounts.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The Franchise Services Group segment reported a 9.0 percent increase in revenue and a 4.2 percent increase in Adjusted EBITDA for the first six months of 2014 compared to the first six months of 2013.

Revenue

Revenue by service line is as follows:

	Six months ended June 30,		% of Revenue
(In millions)	2014	2013	2014
Royalty Fees	$60	$58	48.5%
Company-Owned Merry Maids Branches	31	31	24.9%
Janitorial National Accounts	15	10	12.0%
Sales of Products	12	9	9.4%
Other	6	6	5.2%
Total revenue	$124	$114	100.0%

Royalty fees increased 4.1 percent compared to the first six months of 2013, primarily driven by increases in disaster restoration services. Revenue from company-owned Merry Maids branches was comparable to the first six months of 2013 with customer counts down 2.0 percent compared to June 30, 2013. Revenue from janitorial national accounts increased 43.3 percent compared to the first six months of 2013, driven by strong sales activity. Sales of products to franchisees increased 24.5 percent compared to the first six months of 2013, driven by high franchisee demand for equipment.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA for the first six months of 2014 compared with the first six months of 2013:

(In millions)
Six months ended June 30, 2013	$37
Change in revenue	2
Other	(1)
Six months ended June, 2014	$38

The nominal impact of the increase in revenue on Adjusted EBITDA was a result of increases in relatively low margin revenue from janitorial national accounts and sales of products to franchisees.

Other Operations and Headquarters

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following section discusses results for our Other Operations and Headquarters functions, which includes SMAC and our headquarters functions. Other Operations and Headquarters reported a 76.2 percent increase in Adjusted EBITDA for the second quarter of 2014 compared to the second quarter of 2013.

Adjusted EBITDA

The following table provides a summary of changes in Other Operations and Headquarters’ Adjusted EBITDA for the second quarter of 2014 compared with the second quarter of 2013:

(In millions)
Three months ended June 30, 2013	$(12)
Insurance program	(2)
Selling and administrative expenses	11
Other	(1)
Three months ended June 30, 2014	$(4)

The increased expense in our automobile, general liability and workers’ compensation insurance program was driven by adverse claims trends. The decrease in selling and administrative expenses primarily included decreased costs in our centers of excellence driven by the transfer of employees to New TruGreen in combination with fees received under the transition services agreement with New TruGreen and other cost reductions achieved in the second quarter of 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Other Operations and Headquarters reported a 71.6 percent increase in Adjusted EBITDA for the first six months of 2014 compared to the first six months of 2013.

Adjusted EBITDA

The following table provides a summary of changes in Other Operations and Headquarters’ Adjusted EBITDA for the first six months of 2014 compared with the first six months of 2013:

(In millions)
Six months ended June 30, 2013	$(23)
Insurance program	(4)
Selling and administrative expenses	21
Six months ended June 30, 2014	$(6)

The increased expense in our automobile, general liability and workers’ compensation insurance program was driven by adverse claims trends. The decrease in selling and administrative expenses primarily included decreased costs in our centers of excellence driven by the transfer of employees to New TruGreen in combination with fees received under the transition services agreement with New TruGreen and other cost reductions achieved in the first six months of 2014.

Discontinued Operations

TruGreen Spin-off

On January 14, 2014, we completed the TruGreen Spin-off resulting in the spin-off of the TruGreen Business through a tax-free, pro rata dividend to our stockholders. As a result of the completion of the TruGreen Spin-off, New TruGreen operates the TruGreen Business as a private independent company. The TruGreen Business experienced a significant downturn in recent years. Since 2011, the TruGreen Business lost 400,000 customers, or 19 percent of its customer base. The TruGreen Business’s operating margins also eroded during this time frame due to production inefficiencies, higher chemical costs and inflationary pressures, compounded by lower fixed cost leverage as falling customer counts drove revenue down. The TruGreen Business experienced revenue and Adjusted EBITDA declines of 18.6 percent and 87.6 percent, respectively, from 2011 to 2013. In light of these developments, we made the decision to effect the TruGreen Spin-off and enable our management to increase its focus on the Terminix, American Home Shield and Franchise Services Group segments, while providing New TruGreen, as an independently-operated, private company, the time and focus required to execute a turnaround. In addition, the TruGreen Spin-off was effected to enhance our ability to complete an initial public offering of our common stock and use the net proceeds primarily to reduce our indebtedness.

As a result of the TruGreen Spin-off, we were required to perform an interim impairment analysis as of January 14, 2014 on the TruGreen trade name. The assumptions were developed with the view of the TruGreen Business as a stand-alone company, resulting in an increase in the assumed discount rate of 350 bps as compared to the discount rate used in the October 1, 2013 impairment test for the TruGreen trade name. This interim impairment analysis resulted in a pre-tax non-cash trade name impairment charge of $139 million ($84 million, net of tax) to reduce the carrying value of the TruGreen trade name to its estimated fair value. This impairment charge was recorded in Loss from discontinued operations, net of income taxes, in the first quarter of 2014.

Financial Information of Discontinued Operations

Loss from discontinued operations, net of income taxes, for all periods presented includes the operating results of the TruGreen Business and the previously sold businesses described in the 2014 Form S-1.

The operating results of discontinued operations are as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Revenue	$—	$308	$6	$402
Loss before income taxes(1)	(4)	(666)	(159)	(716)
Benefit for income taxes(1)	(2)	(141)	(62)	(162)
Loss from discontinued operations, net of income taxes(1)	$(2)	$(525)	$(97)	$(554)

(1)                                 In the six months ended June 30, 2014, the TruGreen Business recorded a pre-tax non-cash trade name impairment charge of $139 million ($84 million, net of tax) in discontinued operations, net of income taxes. In the three and six months ended June 30, 2013, the TruGreen Business recorded a pre-tax non-cash goodwill and trade name impairment charge of $673 million ($521 million, net of tax) in discontinued operations, net of income taxes.

Liquidity and Capital Resources

Liquidity

We are highly leveraged, and a substantial portion of our liquidity needs is due to service requirements on our significant indebtedness. The agreements governing the Existing Term Facilities, the 2020 Notes, the existing Revolving Credit Facility and the New Credit Facilities contain covenants that limit or restrict the ability of SvM and certain of its subsidiaries to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of June 30, 2014, SvM was in compliance with the covenants under the agreements that were in effect on such date.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under our credit facilities. We expect that cash provided from operations and available capacity under the New Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. As of June 30, 2014, SvM had $242 million of remaining capacity available under the existing Revolving Credit Facility. On July 1, 2014, in connection with the initial public offering, SvM terminated its existing credit agreements governing its existing Revolving Credit Facility and entered into a $300 million New Revolving Credit Facility maturing 2019.

Cash and short- and long-term marketable securities totaled $642 million as of June 30, 2014, compared with $633 million as of December 31, 2013. As described below, on July 1, 2014, $244 million of available cash, together with borrowings under the New Term Loan Facility and $118 million of net proceeds from the initial public offering, was used to repay in full the $2,187 million outstanding under the Existing Term Facilities, and $41 million of available cash was used to pay debt issuance costs of $23 million and to pay original issue discount of $18 million in connection with the New Term Loan Facility. In addition, on July 16, 2014, SvM used proceeds from the initial public offering to redeem $210 million of the 8% 2020 Notes and $263 million of the 7% 2020 Notes. In connection with the redemption of the 8% 2020 Notes and the 7% 2020 Notes, SvM was required to pay a pre-payment premium of $17 million and $18 million, respectively, and accrued interest of $7 million and $8 million, respectively. Cash and short- and long-term marketable securities include balances associated with regulatory requirements at American Home Shield. See “—Limitations on Distributions and Dividends by Subsidiaries.” American Home Shield’s investment portfolio has been invested in a combination of high-quality, short-duration fixed-income securities and equities. We closely monitor the performance of the investments. From time to time, we review the statutory reserve requirements to which our regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case we may adjust our reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles.

Under the terms of our fuel swap contracts, we are required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances when required by the counterparty. As of June 30, 2014, the estimated fair value of our fuel swap contracts was a net asset of $1 million, and we had posted $1 million in letters of credit as collateral under our fuel hedging program, none of which were issued under SvM’s existing Revolving Credit Facility. The continued use of letters of credit for this purpose in the future could limit SvM’s ability to post letters of credit for other purposes and could limit SvM’s borrowing availability under its revolving credit facilities. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

We may from time to time repurchase or otherwise retire or extend our debt and/or take other steps to reduce our debt or otherwise improve our financial position. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and/or opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations.

Term Facilities

On July 1, 2014, in connection with the initial public offering, SvM terminated its existing credit agreements governing its Existing Term Facilities and entered into a $1,825 million New Term Loan Facility maturing 2021. Borrowings under the New Term Loan Facility, together with $244 million of available cash and $118 million of net proceeds of the initial public offering, were used to repay in full the $2,187 million outstanding under the Existing Term Facilities. In addition, $41 million of available cash was used to pay debt issuance costs of $23 million and to pay original issue discount of $18 million in connection with the New Term Loan Facility.

On July 23, 2014, SvM entered into two four-year interest rate swap agreements effective August 1, 2014. The aggregate notional amount of the agreements was $300 million. Under the terms of the agreements, SvM will pay a weighted-average fixed rate of interest of 1.786 percent on the $300 million notional amount, and SvM will receive a floating rate of interest (based on one-month LIBOR) on the notional amount. Therefore, during the term of the agreements, the effective interest rate on $300 million of the New Term Facilities is fixed at a rate of 1.786 percent, plus the incremental borrowing margin of 3.25 percent.

On July 23, 2014, SvM entered into three forty-one month interest rate swap agreements effective March 1, 2015. The aggregate notional amount of the agreements was $400 million. Under the terms of the agreements, SvM will pay a weighted-average fixed rate of interest of 1.927 percent on the $400 million notional amount, and SvM will receive a floating rate of interest (based on one-month LIBOR) on the notional amount. Therefore, during the term of the agreements, the effective interest rate on $400 million of the New Term Facilities is fixed at a rate of 1.927 percent, plus the incremental borrowing margin of 3.25 percent.

Senior Notes

On July 16, 2014, SvM used proceeds from the initial public offering to redeem $210 million of its outstanding 8% 2020 Notes and $263 million of its 7% 2020 Notes. In connection with the redemption of the 8% 2020 Notes and the 7% 2020 Notes, SvM was required to pay a pre-payment premium of $17 million and $18 million, respectively, and accrued interest of $7 million and $8 million, respectively.

Fleet and Equipment Financing Arrangements

SvM has entered into the Fleet Agreement which, among other things, allows us to obtain fleet vehicles through a leasing program. We expect to fulfill substantially all of our vehicle fleet needs in 2014 through the leasing program under the Fleet Agreement. For the six months ended June 30, 2014, we acquired $8 million of vehicles under the Fleet Agreement leasing program. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement. We anticipate that new lease financings under the Fleet Agreement for the full year 2014 will range from approximately $15 million to $25 million.

Limitations on Distributions and Dividends by Subsidiaries

Holdings and SvM are each holding companies, and as such have no independent operations or material assets other than ownership of equity interests in their respective subsidiaries. We depend on our respective subsidiaries to distribute funds to us so that we may pay obligations and expenses, including satisfying obligations with respect to indebtedness. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial condition and general business conditions, as well as restrictions under the laws of our subsidiaries’ jurisdictions.

The terms of the indenture governing the 2020 Notes and the agreements governing the New Credit Facilities significantly restrict the ability of our subsidiaries, including SvM, to pay dividends, make loans or otherwise transfer assets to us. Further, SvM’s subsidiaries are permitted under the terms of the New Credit Facilities and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to SvM and, in turn, to us.

Furthermore, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payment of ordinary and extraordinary dividends by our home warranty and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of June 30, 2014, the total net assets subject to these third-party restrictions was $188 million. We expect that such limitations will be in effect through the end of 2014. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

We consider undistributed earnings of our foreign subsidiaries as of June 30, 2014 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $33 million and $14 million as of June 30, 2014 and December 31, 2013, respectively. We have not repatriated, nor do we anticipate the need to repatriate, funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized in the following table.

	Six months ended June 30,
(In millions)	2014	2013
Net cash provided from (used for)
Operating activities	$149	$123
Investing activities	(36)	(45)
Financing activities	(54)	(51)
Discontinued operations	(15)	(68)
Cash increase (decrease) during the period	$44	$(41)

Operating Activities

Net cash provided from operating activities from continuing operations increased $26 million to $149 million for the six months ended June 30, 2014 compared to $123 million for the six months ended June 30, 2013.

Net cash provided from operating activities for the six months ended June 30, 2014 was comprised of $158 million in earnings adjusted for non-cash charges, offset, in part, by a $4 million increase in cash required for working capital and $5 million in cash payments related to restructuring charges. Working capital requirements for the six months ended June 30, 2014 were impacted by normal seasonal activity, offset, in part, by decreased accruals for compensation related payments.

Net cash provided from operating activities for the six months ended June 30, 2013 was comprised of $108 million in earnings adjusted for non-cash charges and a $20 million decrease in cash required for working capital, offset, in part, by $5 million in cash payments related to restructuring charges. Working capital requirements for the six months ended June 30, 2013 were impacted by normal seasonal activity and increased accruals for compensation and insurance related payments.

Investing Activities

Net cash used for investing activities from continuing operations was $36 million for the six months ended June 30, 2014 compared to $45 million for the six months ended June 30, 2013.

Capital expenditures increased to $26 million for the six months ended June 30, 2014 from $23 million in the six months ended June 30, 2013 and included recurring capital needs and information technology projects. We anticipate that capital expenditures for the full year 2014 will range from approximately $40 million to $50 million, reflecting recurring needs and the continuation of investments in information systems and productivity enhancing technology. We expect to fulfill our ongoing vehicle fleet needs through vehicle capital leases. The Company has no additional material capital commitments at this time.

Cash payments for acquisitions for the six months ended June 30, 2014 totaled $41 million, compared with $5 million for the six months ended June 30, 2013. On February 28, 2014, we acquired HSA, based in Madison, Wisconsin, for cash consideration of $32 million. Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. We expect to continue our tuck-in acquisition program at levels consistent with prior periods.

Cash flows provided from notes receivable, financial investments and securities, net, for the six months ended June 30, 2014 were $30 million and were primarily driven by the sale of marketable securities at American Home Shield. Cash flows used for notes receivable, financial investments and securities, net, for the six months ended June 30, 2013 were $18 million and were primarily driven by increased investments in marketable securities at American Home Shield and amounts financed by SMAC.

Cash flows used for notes receivable from affiliate at SvM of $2 million and $10 million for the six months ended June 30, 2014 and 2013, respectively, reflect amounts provided under the revolving promissory note with Holdings. See Note 16 to the unaudited condensed consolidated financial statements for further details.

Financing Activities

Net cash used for financing activities from continuing operations was $54 million for the six months ended June 30, 2014 compared to $51 million for the six months ended June 30, 2013.

During the six months ended June 30, 2014, SvM made scheduled principal payments on long-term debt of $22 million and we contributed $35 million to New TruGreen. Additionally, Holdings paid $4 million for the purchase of common stock and restricted stock units or “RSUs” and received payments of $7 million from the issuance of common stock during the six months ended June 30, 2014.

During the six months ended June 30, 2013, SvM made scheduled principal payments on long-term debt of $18 million and made payments on other long-term financing obligations of $4 million, paid $12 million in original issue discount, paid debt issuance costs of $6 million and borrowed an incremental $1 million. Additionally, Holdings paid $12 million for the purchase of common stock and RSUs during the six months ended June 30, 2013.

Contractual Obligations

The 2013 Form 10-K and 2014 Form S-1 include disclosures of our contractual obligations and commitments as of December 31, 2013. We continue to make the contractually required payments, and, therefore, the 2014 obligations and commitments as listed in the 2013 Form 10-K and 2014 Form S-1 have been reduced by the required payments. Additionally, the TruGreen Spin-off has reduced our contractual obligations and commitments as reported as of December 31, 2013. While contractual obligations relating to principal repayments, estimated interest payments, non-cancelable operating leases and other long-term liabilities of the TruGreen Business are separately identifiable and were transferred to New TruGreen pursuant to the separation and distribution agreement, purchase obligations generally relate to Company-wide spend and commitments of multiple business segments and, therefore, the obligations which were transferred to New TruGreen are more difficult to separately identify and are included in costs under the transition services agreement. We are in the process of negotiating the transfers of these contractual obligations to New TruGreen. The impact of the TruGreen Spin-off was the only material change in our previously disclosed contractual obligations and commitments during the six months ended June 30, 2014. Immediately following the initial public offering, SvM terminated its Existing Term Facilities, entered into a New Credit Facility and, on July 16, 2014 redeemed $210 million of the 8% 2020 Notes and $263 million of the 7% 2020 Notes. See “—Term Facilities” and “—Senior Notes” above for details on debt payments made during July 2014.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any significant off-balance sheet arrangements.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off- balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Regulatory Matters

In April 2014, the Bureau of Consumer Financial Protection (the “CFPB”) issued a Civil Investigative Demand (the “CID”) to American Home Shield seeking documents and information to determine whether home warranty providers or other unnamed persons have engaged or are engaging in unlawful acts and practices in connection with referral arrangements and relationships in violation of the Real Estate Settlement Procedures Act and its implementing regulation (“RESPA”) and other laws enforceable by the CFPB. American Home Shield intends to comply with its obligations to respond to the CID and believes that it has complied with RESPA and other laws applicable to American Home Shield’s home warranty business. If the CFPB determines to bring an enforcement action, it could include demands for money penalties, changes to certain of American Home Shield’s business practices and customer restitution or disgorgement.

Information Regarding Forward-Looking Statements

This report contains forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial position; results of operations; cash flows; prospects; growth strategies or expectations; customer retention; the continuation of acquisitions, including the integration of any acquired company and risks relating to any such acquired company; fuel prices; attraction and retention of key personnel; the impact of fuel swaps; the valuation of marketable securities; estimates of accruals for self-insured claims related to workers’ compensation, auto and general liability risks; estimates of accruals for home warranty claims; estimates of future payments under operating and capital leases; the outcome (by judgment or settlement) and costs of legal or administrative proceedings, including, without limitation, collective, representative or class action litigation; and the impact of prevailing economic conditions.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” in the 2014 Form S-1, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•                  weakening general economic conditions, especially as they may affect home sales, unemployment and consumer confidence or spending levels;

•                  our ability to successfully implement our business strategies;

•                  our recognition of future impairment charges;

•                  adverse credit and financial markets impeding access, increasing financing costs or causing our customers to incur liquidity issues leading to some of our services not being purchased or cancelled;

•                  increases in prices for fuel and raw materials;

•                  changes in the source and intensity of competition in our market segments;

•                  adverse weather conditions;

•                  our ability to attract and retain key personnel, including our ability to attract, retain and maintain positive relations with trained workers and third-party contractors;

•                  our franchisees and third-party distributors and vendors taking actions that harm our business or if ServiceMaster were held responsible for liabilities related to franchisee operations;

•                  disruptions or failures in our information technology systems and our failure to protect the security of personal information about our customers;

•                  changes in our services or products;

•                  our ability to protect our intellectual property and other material proprietary rights;

•                  negative reputational and financial impacts resulting from future acquisitions or strategic transactions;

•                  laws and governmental regulations increasing our legal and regulatory expenses;

•                  lawsuits, enforcement actions and other claims by third-parties or governmental authorities;

•                  compliance with, or violation of, environmental, health and safety laws and regulations;

•                  increases in interest rates increasing the cost of servicing our substantial indebtedness;

•                  increased borrowing costs due to lowering or withdrawal of the ratings, outlook or watch assigned to our debt securities;

•                  restrictions contained in our debt agreements;

•                  our ability to refinance all or a portion of our indebtedness or obtain additional financing; and

•                  other factors described in this report and from time to time in documents that we file with the SEC.

You should read this report completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this report, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise.

Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The economy and its impact on discretionary consumer spending, labor wages, fuel prices and other material costs, home resales, unemployment rates, insurance costs and medical costs could have a material adverse impact on future results of operations.

We do not hold or issue derivative financial instruments for trading or speculative purposes. We have entered into specific financial arrangements, primarily fuel swap agreements, and in the past interest rate swap agreements, in the normal course of business to manage certain market risks, with a policy of matching positions and limiting the terms of contracts to relatively short durations. The effect of derivative financial instrument transactions could have a material impact on our financial statements.

Interest Rate Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt. In our opinion, the market risk associated with debt obligations and other significant instruments as of June 30, 2014 has not materially changed from December 31, 2013 (see Item 7A of the 2013 Form 10-K).

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 12 million gallons of fuel in 2014. As of June 30, 2014, a ten percent change in fuel prices would result in a change of approximately $4 million in our annual fuel cost before considering the impact of fuel swap contracts. Our exposure to changes in fuel prices has not significantly changed our per gallon fuel costs since December 31, 2013.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of June 30, 2014, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $17 million, maturing through 2015. The estimated fair value of these contracts as of June 30, 2014 was a net asset of $1 million. These fuel swap contracts provide a fixed price for approximately 65 and 19 percent of our estimated fuel usage for the remainder of 2014 and 2015, respectively.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

ServiceMaster Global Holdings, Inc.

Holdings’ Chief Executive Officer, Robert J. Gillette, and Holdings’ Senior Vice President and Chief Financial Officer, Alan J. M. Haughie, have evaluated Holdings’ disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Gillette and Haughie have concluded that both the design and operation of Holdings’ disclosure controls and procedures were effective as of June 30, 2014.

The ServiceMaster Company, LLC

SvM’s Chief Executive Officer, Robert J. Gillette, and SvM’s Senior Vice President and Chief Financial Officer, Alan J. M. Haughie, have evaluated SvM’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Gillette and Haughie have concluded that both the design and operation of SvM’s disclosure controls and procedures were effective as of June 30, 2014.

(b) Changes in internal control over financial reporting

No changes in Holdings’ or SvM’s internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the second quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, Holdings’ or SvM’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of conducting business activities, the Company and its subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured matters that are brought on an individual, collective, representative and class action basis, or other proceedings involving regulatory, employment, general and commercial liability, automobile liability, wage and hour, environmental and other matters. We have entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court or other approvals. If one or more of our settlements are not finally approved, we could have additional or different exposure, which could be material. At this time, we do not expect any of these proceedings to have a material effect on our reputation, business, financial position, results of operations or cash flows; however, we can give no assurance that the results of any such proceedings will not materially affect our reputation, business, financial position, results of operations and cash flows.

ITEM 1A. RISK FACTORS

We discuss in the 2014 Form S-1 and our and SvM’s other filings with the SEC various risks that may materially affect our business. There have been no material changes to the risk factors disclosed in the 2014 Form S-1.  The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report, together with those previously disclosed in the 2014 Form S-1 and our and SvM’s other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See “Information Regarding Forward-Looking Statements” above.

ITEM 2.  UNREGISTERED SALES OF REGISTERED SECURITIES AND USE OF PROCEEDS

On June 25, 2014, Holding’s Registration Statement (File No. 333-194772) was declared effective by the SEC for an initial public offering of its common stock, par value $0.01 per share.  Holding registered the offering and sale of 35,900,000 shares of its common stock and an additional 5,385,000 shares of its common stock sold to the underwriters pursuant to an option to purchase additional shares at a price of $17.00 per share.  On July 1, 2014, Holdings completed the offering of 41,285,000 shares of its common stock at a price of $17.00 per share, for an aggregate offering price of $702 million, and the offering terminated.  J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co. and Morgan Stanley & Co. LLC served as lead joint book-running managers and as representatives of the underwriters for the offering.  Additional book-running managers were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Jefferies LLC, Natixis Securities Americas LLC and RBC Capital Markets, LLC.  Robert W. Baird & Co. Incorporated, Piper Jaffray & Co. and Samuel A. Ramirez & Company, Inc. acted as co-managers for the offering. The net proceeds and use of proceeds in connection with the offering are summarized in the table below:

(In millions)
Net Proceeds
Gross proceeds	$702
Underwriting discounts and commissions	(35)
Offering expenses	(6)
Net Proceeds	$661
Use of Proceeds
Partial redemption of 8% 2020 Notes(1)	$234
Partial redemption of 7% 2020 Notes(1)	288
Principal payment of Existing Term Facilities(1)	118
Consulting agreement termination fees(2)	21
Use of Proceeds	$661

(1)                                       See “—Refinancing of Indebtedness” in Note 11 to the unaudited condensed consolidated financial statements for further details.

(2)                                       See Note 16 to the unaudited condensed consolidated financial statements for further details on the termination of the consulting agreements.

The following table provides certain information with respect to our purchases of shares of Holdings’ common stock during the second quarter of 2014:

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2014 through April 30, 2014	40,591	$12.00	N/A	N/A
May 1, 2014 through May 31, 2014	96,676	$12.00	N/A	N/A
June 1, 2014 through June 30, 2014	—	$—	N/A	N/A
Total	137,267	$12.00	N/A	N/A

(1)                                 All shares were repurchased from employees upon their termination of employment, pursuant to the terms of employee stock subscription agreements.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1

Second Amended and Restated Certificate of Incorporation of ServiceMaster Global Holdings, Inc., is incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 of ServiceMaster Global Holdings, Inc., Registration No. 333-197184 (the “2014 Form S-8”).

3.2	Second Amended and Restated By-Laws of ServiceMaster Global Holdings, Inc., is incorporated by reference to Exhibit 3.2 to the 2014 Form S-8.

4.1

Form of Common Stock Certificate of ServiceMaster Global Holdings, Inc., is incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-1of ServiceMaster Global Holdings, Inc., Registration No. 333-194772 (the “2014 Form S-1”).

10.1	Form of Director Indemnification Agreement, is incorporated by reference to Exhibit 10.71 to the 2014 Form S-1.

10.2	ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.73 to the 2014 Form S-1.

10.3	ServiceMaster Global Holdings, Inc. Executive Annual Bonus Plan, is incorporated by reference to Exhibit 10.74 to the 2014 Form S-1.

10.4	ServiceMaster Deferred Compensation Plan, is incorporated by reference to Exhibit 10.75 to the 2014 Form S-1.

10.5	Form of Director Restricted Stock Agreement, is incorporated by reference to Exhibit 10.76 to the 2014 Form S-1.

10.6	Form of Employee Stock Option Agreement under the ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.77 to the 2014 Form S-1.

10.7	Form of Employee Restricted Stock Unit Agreement under the ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.78 to the 2014 Form S-1.

10.8	ServiceMaster Global Holdings, Inc. Directors’ Deferred Compensation Plan, is incorporated by reference to Exhibit 10.79 to the 2014 Form S-1.

10.9	Form of Director Restricted Stock Agreement under the ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.80 to the 2014 Form S-1.

10.10	Termination Agreement between ServiceMaster Global Holdings, Inc., The ServiceMaster Company, LLC and Clayton, Dubilier & Rice, LLC, is incorporated by reference to Exhibit 10.81 to the 2014 Form S-1.

10.11	Termination Agreement between ServiceMaster Global Holdings, Inc., The ServiceMaster Company, LLC and StepStone Group LLC, is incorporated by reference to Exhibit 10.82 to the 2014 Form S-1.

10.12	Termination Agreement between ServiceMaster Global Holdings, Inc., The ServiceMaster Company, LLC and JPMorgan Chase Funding, Inc, is incorporated by reference to Exhibit 10.83 to the 2014 Form S-1.

10.13

Termination Agreement between ServiceMaster Global Holdings, Inc., The ServiceMaster Company, LLC and Ridgemont Partners Management, LLC, is incorporated by reference to Exhibit 10.84 to the 2014 Form S-1.

10.14

Credit Agreement, dated as of July 1, 2014, among The ServiceMaster Company, LLC, the several banks and other financial institutions from time to time party thereto, JPMorgan Chase Bank, as administrative agent and collateral agent for the lenders party thereto, and the other parties thereto, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc. and the ServiceMaster Company, LLC filed July 2, 2014, File Nos. 001-36507 and 001-14762 (the “2014 8-K”).

10.15

Guarantee and Collateral Agreement, dated as of July 1, 2014 among The ServiceMaster Company, LLC, the Guarantors named therein, in favor of JPMorgan Chase Bank, as administrative agent and collateral agent for the banks and other financial institutions from time to time parties to the Credit Agreement, is incorporated by reference to Exhibit 10.2 to the 2014 8-K.

10.16

Second Amended and Restated Stockholders Agreement, dated as of June 26, 2014, among ServiceMaster Global Holdings, Inc. and the Stockholders party thereto, is incorporated by reference to Exhibit 10.3 to the

Exhibit Number	Description
2014 8-K.

10.17

Amended and Restated Registration Rights Agreement, dated as of June 26, 2014, among ServiceMaster Global Holdings, Inc. and the Stockholders party thereto, is incorporated by reference to Exhibit 10.4 to the 2014 8-K.

31.1#	Certification of Chief Executive Officer of ServiceMaster Global Holdings, Inc. Pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer of ServiceMaster Global Holdings, Inc. Pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3#	Certification of Chief Executive Officer of The ServiceMaster Company, LLC Pursuant to Rule 15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4#	Certification of Chief Financial Officer of The ServiceMaster Company, LLC Pursuant to Rule 15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#

Certification of Chief Executive Officer of ServiceMaster Global Holdings, Inc. Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#

Certification of Chief Financial Officer of ServiceMaster Global Holdings, Inc. Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3#

Certification of Chief Executive Officer of The ServiceMaster Company, LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4#

Certification of Chief Financial Officer of The ServiceMaster Company, LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase

101.DEF#	XBRL Taxonomy Extension Definition Linkbase

101.LAB#	XBRL Taxonomy Extension Label Linkbase

101.PRE#	XBRL Extension Presentation Linkbase

# Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2014

SERVICEMASTER GLOBAL HOLDINGS, INC.
(Registrant)

	By:	/s/ Alan J. M. Haughie
Alan J. M. Haughie
Senior Vice President and Chief Financial Officer

Date: August 5, 2014

THE SERVICEMASTER COMPANY, LLC
(Registrant)

	By:	/s/ Alan J. M. Haughie
Alan J. M. Haughie
Senior Vice President and Chief Financial Officer