Form 10-Q
period 2014-09-30
SERVICEMASTER GLOBAL HOLDINGS INC; SERVICEMASTER CO, LLC
filed 2014-11-03
CIK 1428875, 1052045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-36507

________________________________________________

ServiceMaster Global Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8738320
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Commission file number 001-14762

________________________________________________

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

ServiceMaster Global Holdings, Inc.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
The ServiceMaster Company, LLC
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

ServiceMaster Global Holdings, Inc.	Yes ☐ No ☒
The ServiceMaster Company, LLC	Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 3, 2014:

ServiceMaster Global Holdings, Inc.	133,594,797 shares of common stock, par value $0.01 per share

The ServiceMaster Company, LLC is a privately held limited liability company, and its membership interests are not publicly traded. At November 3, 2014, all of the registrant’s membership interests were owned by CDRSVM Holding, LLC.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In millions, except per share data)

	Holdings		SvM
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$664	$615	$664	$615
Cost of services rendered and products sold	344	324	344	324
Selling and administrative expenses	176	181	176	180
Amortization expense	13	13	13	13
Consulting agreement termination fees	21	—	21	—
Restructuring charges	1	1	1	1
Interest expense	49	63	49	63
Interest and net investment income	—	(2)	—	(2)
Loss on extinguishment of debt	65	—	65	—
(Loss) Income from Continuing Operations before Income Taxes	(5)	35	(5)	36
(Benefit) Provision for income taxes	(3)	12	(3)	12
(Loss) Income from Continuing Operations	(3)	23	(2)	24
(Loss) income from discontinued operations, net of income taxes	(1)	22	(1)	22
Net (Loss) Income	$(4)	$45	$(3)	$46
Total Comprehensive (Loss) Income	$(8)	$47	$(8)	$48
Weighted-average common shares outstanding - Basic	133.2	91.3
Weighted-average common shares outstanding - Diluted	133.2	91.5
Basic (Loss) Earnings Per Share:
(Loss) Income from Continuing Operations	$(0.02)	$0.25
(Loss) income from discontinued operations, net of income taxes	(0.01)	0.24
Net (Loss) Income	(0.03)	0.49
Diluted (Loss) Earnings Per Share:
(Loss) Income from Continuing Operations	$(0.02)	$0.25
(Loss) income from discontinued operations, net of income taxes	(0.01)	0.24
Net (Loss) Income	(0.03)	0.49

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In millions, except per share data)

	Holdings		SvM
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$1,880	$1,760	$1,880	$1,760
Cost of services rendered and products sold	983	924	983	924
Selling and administrative expenses	505	527	504	526
Amortization expense	39	38	39	38
Impairment of software and other related costs	47	—	47	—
Consulting agreement termination fees	21	—	21	—
Restructuring charges	7	4	7	4
Interest expense	171	186	171	186
Interest and net investment income	(7)	(6)	(7)	(6)
Loss on extinguishment of debt	65	—	65	—
Income from Continuing Operations before Income Taxes	48	88	49	89
Provision for income taxes	26	43	26	43
Income from Continuing Operations	22	44	22	45
Loss from discontinued operations, net of income taxes	(98)	(533)	(98)	(533)
Net Loss	$(76)	$(489)	$(76)	$(488)
Total Comprehensive Loss	$(82)	$(488)	$(81)	$(487)
Weighted-average common shares outstanding - Basic	105.8	91.6
Weighted-average common shares outstanding - Diluted	106.7	92.4
Basic Earnings (Loss) Per Share:
Income from Continuing Operations	$0.20	$0.48
Loss from discontinued operations, net of income taxes	(0.93)	(5.82)
Net Loss	(0.72)	(5.33)
Diluted Earnings (Loss) Per Share:
Income from Continuing Operations	$0.20	$0.48
Loss from discontinued operations, net of income taxes	(0.92)	(5.77)
Net Loss	(0.72)	(5.29)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except per share data)

	Holdings		SvM
	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013
Assets:
Current Assets:
Cash and cash equivalents	$275	$484	$263	$476
Marketable securities	22	27	22	27
Receivables, less allowances of $28 and $26, respectively	477	394	478	394
Inventories	38	39	38	39
Prepaid expenses and other assets	53	56	52	56
Deferred customer acquisition costs	38	30	38	30
Deferred taxes	107	107	107	107
Assets of discontinued operations	—	76	—	76
Total Current Assets	1,010	1,213	998	1,205
Property and Equipment:
At cost	363	381	363	381
Less: accumulated depreciation	(228)	(204)	(228)	(204)
Net Property and Equipment	135	177	135	177
Other Assets:
Goodwill	2,067	2,018	2,067	2,018
Intangible assets, primarily trade names, service marks and trademarks, net	1,706	1,721	1,706	1,721
Notes receivable	24	22	24	37
Long-term marketable securities	90	122	90	122
Other assets	44	49	44	49
Debt issuance costs	35	41	35	41
Assets of discontinued operations	—	542	—	542
Total Assets	$5,112	$5,905	$5,100	$5,912
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$96	$92	$96	$92
Accrued liabilities:
Payroll and related expenses	71	70	71	70
Self-insured claims and related expenses	95	78	95	78
Accrued interest payable	11	51	11	51
Other	50	55	50	55
Deferred revenue	511	448	511	448
Liabilities of discontinued operations	8	139	8	139
Current portion of long-term debt	39	39	39	39
Total Current Liabilities	880	972	880	972
Long-Term Debt	3,020	3,867	3,020	3,867
Other Long-Term Liabilities:
Deferred taxes	746	712	723	690
Liabilities of discontinued operations	—	162	—	162
Other long-term obligations, primarily self-insured claims	139	169	139	169
Total Other Long-Term Liabilities	885	1,043	863	1,021
Commitments and Contingencies (See Note 4)
Shareholders’ Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 140,987,217 shares issued and 133,349,047 outstanding at September 30, 2014 and 98,915,432 shares issued and 91,669,470 outstanding at December 31, 2013)	2	1	—	—
Additional paid-in capital	2,197	1,523	2,126	1,475
Retained deficit	(1,750)	(1,390)	(1,789)	(1,430)
Accumulated other comprehensive (loss) income	(1)	7	(1)	7
Less common stock held in treasury, at cost (7,638,170 shares at September 30, 2014 and 7,245,962 shares at December 31, 2013)	(122)	(118)	—	—
Total Shareholders' Equity	327	23	337	52
Total Liabilities and Shareholders' Equity	$5,112	$5,905	$5,100	$5,912

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Holdings		SvM
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cash and Cash Equivalents at Beginning of Period	$484	$418	$476	$412
Cash Flows from Operating Activities from Continuing Operations:
Net Loss	(76)	(489)	(76)	(488)
Adjustments to reconcile net loss to net cash provided from operating activities:
Loss from discontinued operations, net of income taxes	98	533	98	533
Depreciation expense	36	35	36	35
Amortization expense	39	38	39	38
Amortization of debt issuance costs	6	7	6	7
Impairment of software and other related costs	47	—	47	—
Loss on extinguishment of debt	65	—	65	—
Call premium paid on retirement of debt	(35)	—	(35)	—
Deferred income tax provision	19	34	19	34
Stock-based compensation expense	5	3	5	3
Gain on sales of marketable securities	(4)	(1)	(4)	(1)
Other	3	2	3	2
Change in working capital, net of acquisitions:
Receivables	(62)	(53)	(63)	(50)
Inventories and other current assets	(7)	(14)	(7)	(15)
Accounts payable	11	28	11	28
Deferred revenue	36	30	36	30
Accrued liabilities	(4)	7	(4)	7
Accrued interest payable	(40)	(30)	(40)	(30)
Accrued restructuring charges	—	(3)	—	(3)
Current income taxes	(5)	(3)	(5)	(3)
Net Cash Provided from Operating Activities from Continuing Operations	132	127	132	130
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(29)	(38)	(29)	(38)
Sale of equipment and other assets	2	1	2	1
Other business acquisitions, net of cash acquired	(52)	(22)	(52)	(22)
Notes receivable, financial investments and securities, net	30	(22)	30	(22)
Notes receivable from affiliate	—	—	14	(12)
Net Cash Used for Investing Activities from Continuing Operations	(51)	(81)	(37)	(93)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	1,825	1	1,825	1
Payments of debt	(2,687)	(32)	(2,687)	(32)
Discount paid on issuance of debt	(18)	(12)	(18)	(12)
Debt issuance costs paid	(24)	(6)	(24)	(6)
Contribution to TruGreen Holding Corporation	(35)	—	(35)	—
Contribution from Holdings	—	—	646	—
Repurchase of common stock and RSU vesting	(5)	(14)	—	—
Issuance of common stock	671	4	—	—
Net Cash Used for Financing Activities from Continuing Operations	(274)	(60)	(294)	(49)
Cash Flows from Discontinued Operations:
Cash used for operating activities	(11)	(23)	(11)	(23)
Cash used for investing activities	(2)	(20)	(2)	(20)
Cash used for financing activities	(3)	(9)	(3)	(9)
Net Cash Used for Discontinued Operations	(15)	(52)	(15)	(52)
Cash Decrease During the Period	(208)	(66)	(213)	(65)
Cash and Cash Equivalents at End of Period	$275	$352	$263	$347

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

The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Company recommends that the quarterly unaudited condensed consolidated financial statements of Holdings be read in conjunction with the audited consolidated financial statements and the notes thereto included in Holdings’ Registration Statement on Form S-1 (File No. 333-194772), as amended (the “2014 Form S-1”), and the unaudited quarterly condensed consolidated financial statements of SvM be read in conjunction with the audited consolidated financial statements and the notes thereto included in SvM’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC (the “2013 Form 10-K”). The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not indicative of the results that might be achieved for a full year.

TruGreen Spin-off

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

Reverse Stock Split

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

(In millions)
Net Proceeds
Gross proceeds	$702
Underwriting discounts and commissions	(35)
Offering expenses	(4)
Net Proceeds	$663

(In millions)
Use of Proceeds
Partial redemption of 8% 2020 Notes(1)	$234
Partial redemption of 7% 2020 Notes(1)	289
Principal payment of Old Term Facilities(1)	120
Consulting agreement termination fees(2)	21
Use of Proceeds	$663

___________________________________

(1)	See Note 10 for further details of the total debt reduction of $835 million in July 2014.

(2)	See Note 15 for further details on the termination of the consulting agreements.

Note 2. Significant Accounting Policies

Summary:  The preparation of the unaudited condensed consolidated financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. The more significant areas requiring the use of management estimates relate to revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims; accruals for home warranties and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; share based compensation; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets. In 2014, there have been no changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates.

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

The Company has franchise agreements in its Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. Franchise revenue (which in the aggregate represents approximately six percent of annual consolidated revenue from continuing operations in 2013) consists principally of continuing monthly fees based upon the franchisee’s customer-level revenue. Monthly fee revenue is recognized when the related customer-level revenue generating activity is performed by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise or a license. These initial franchise or license fees are pre-established fixed amounts and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations were $18 million for each of the three month periods ended September 30, 2014 and 2013, and $54 million and $51 million for the nine months ended September 30, 2014 and 2013, respectively. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s unaudited condensed consolidated financial statements for all periods.

Revenues are presented net of sales taxes collected and remitted to government taxing authorities on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

The Company had $511 million and $448 million of deferred revenue as of September 30, 2014 and December 31, 2013, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home warranties, termite baiting, termite inspection and pest control services.

Deferred Customer Acquisition Costs:  Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale. Deferred customer acquisition costs amounted to $38 million and $30 million as of September 30, 2014 and December 31, 2013, respectively.

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

Depreciation of property and equipment, including depreciation of assets held under capital leases, was $12 million and $11 million for the three months ended September 30, 2014 and 2013, respectively, and $36 and $35 million for the nine months ended September 30, 2014 and 2013, respectively.

The Company recorded an impairment charge of $47 million ($28 million, net of tax) in the nine months ended September 30, 2014 relating to its decision in the first quarter of 2014 to abandon its efforts to deploy a new operating system at American Home Shield. Included in this charge are the impairment of the capitalized software of $45 million and the recognition of the remaining liabilities associated with the termination of lease, maintenance and hosting agreements totaling $2 million. This impairment represented an adjustment of the carrying value of the asset to its estimated fair value of zero on a non-recurring basis.

Fair Value of Financial Instruments and Credit Risk:  See Note 16 for information relating to the fair value of financial instruments.

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

Stock-Based Compensation:  The Company accounts for stock-based compensation under accounting standards for share based payments, which require that stock options, restricted stock units and restricted share grants be measured at fair value and this value is recognized as compensation expense over the vesting period.

Earnings Per Share:  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options, restricted stock units and restricted share grants are reflected in diluted net income (loss) per share by applying the treasury stock method.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern” to require management to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. The Company anticipates the adoption of this standard will not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Note 3. Restructuring Charges

The Company incurred restructuring charges of $1 million ($1 million, net of tax) and $1 million ($0 million, net of tax) for the three months ended September 30, 2014 and 2013, respectively. The Company incurred restructuring charges of $7 million ($4 million, net of tax) and $4 million ($2 million, net of tax) for the nine months ended September 30, 2014 and 2013, respectively. Restructuring charges were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Terminix branch optimization(1)	$—	$—	$2	$1
Franchise services group reorganization(2)	1	—	1	—
Centers of excellence initiative(3)	—	1	4	3
Total restructuring charges	$1	$1	$7	$4

___________________________________

(1)

For the nine months ended September 30, 2014, these charges included lease termination and severance costs. For the nine months ended September 30, 2013, these charges included lease termination costs.

(2)	For the three and nine months ended September 30, 2014, these charges included severance costs.

(3)

Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in the Company’s headquarters functions that provide Company-wide administrative services for our operations that we refer to as centers of excellence. For the nine months ended September 30, 2014, these charges included professional fees of $1 million and severance and other costs of $3 million. For the three months ended September 30, 2013, these charges included professional fees of $1 million.  For the nine months ended September 30, 2013, these charges included professional fees of $2 million and severance and other costs of $1 million.

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

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities—Other on the unaudited condensed consolidated statements of financial position, is presented as follows:

Accrued
Restructuring
(In millions)	Charges
Balance as of December 31, 2013	$1
Costs incurred	7
Costs paid or otherwise settled	(7)
Balance as of September 30, 2014	$1

Note 4. Commitments and Contingencies

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

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2013	$101
Provision for self-insured claims	29
Cash payments	(26)
Balance as of September 30, 2014	$104

Balance as of December 31, 2012	$103
Provision for self-insured claims	36
Cash payments	(31)
Balance as of September 30, 2013	$108

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

Note 5. Goodwill and Intangible Assets

Goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. There were no goodwill or trade name impairment charges recorded in continuing operations in the three and nine months ended September 30, 2014 and 2013. There were no accumulated impairment losses recorded in continuing operations as of September 30, 2014.

The table below summarizes the goodwill balances for continuing operations by reportable segment and for Other Operations and Headquarters:

		American	Franchise
(In millions)	Terminix	Home Shield	Services Group	Total
Balance as of December 31, 2013	$1,480	$348	$190	$2,018
Acquisitions	15	34	1	50
Other (1)	(1)	—	—	(1)
Balance as of September 30, 2014	$1,494	$382	$191	$2,067

___________________________________

(1)	Reflects the impact of foreign exchange rates.

The table below summarizes the other intangible asset balances for continuing operations:

	Estimated
	Remaining
	Useful	As of September 30, 2014			As of December 31, 2013
	Lives		Accumulated			Accumulated
(In millions)	(Years)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	N/A	$1,608	$—	$1,608	$1,608	$—	$1,608
Customer relationships	3 - 10	532	(479)	53	512	(447)	65
Franchise agreements	20 - 25	88	(58)	30	88	(54)	34
Other	4 - 30	46	(31)	15	41	(27)	14
Total		$2,274	$(568)	$1,706	$2,249	$(528)	$1,721

___________________________________

(1)	Not subject to amortization.

In the nine months ended September 30, 2014, the TruGreen Business recorded a pre-tax non-cash trade name impairment charge of $139 million ($84 million, net of tax) in discontinued operations, net of income taxes. In the nine months ended September 30, 2013, the TruGreen Business recorded a pre-tax non-cash goodwill and trade name impairment charge of $673 million ($521 million, net of tax) in discontinued operations, net of income taxes.

Note 6. Stock-Based Compensation

In connection with the TruGreen Spin-off, on January 14, 2014, we distributed all of New TruGreen’s common stock to our stockholders. Following the distribution, our employees held equity incentive awards covering shares of New TruGreen common stock as well as equity incentive awards covering shares of our common stock, and employees who transferred to New TruGreen held equity incentive awards covering shares of our common stock as well as equity incentive awards covering shares of New TruGreen common stock.

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

For each of the three month periods ended September 30, 2014 and 2013, the Company recognized stock-based compensation expense of $2 million ($1 million, net of tax). For the nine months ended September 30, 2014 and 2013, the Company recognized stock-based compensation expense of $5 million ($3 million, net of tax) and $3 million ($2 million, net of tax), respectively. As of September 30, 2014, there was $17 million of total unrecognized compensation costs related to non-vested stock options, restricted share units and restricted shares granted under the Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan (“MSIP”). These remaining costs are expected to be recognized over a weighted-average period of 2.79 years.

On June 13, 2014, the Company formally adopted the 2014 Omnibus Incentive Plan to provide for the grants of long-term incentive compensation to our directors, officers and associates, for which there were grants of 5,784 restricted shares as of September 30, 2014. Upon adoption of the 2014 Omnibus Incentive Plan, the Company froze the MSIP and will make no further grants thereunder.

Note 7. Comprehensive Income (Loss)

Comprehensive income (loss), which primarily includes net income (loss), unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation is disclosed in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

The following tables summarize the activity in other comprehensive income (loss), net of the related tax effects.

		Unrealized
		Gains on
	Unrealized	Available	Foreign
	Loss on	-for-Sale	Currency
(In millions)	Derivatives	Securities	Translation	Total
Balance as of December 31, 2013	$1	$7	$(1)	$7
Other comprehensive (loss) income before reclassifications:
Pre-tax amount	(2)	2	(2)	(3)
Tax (benefit) provision	(1)	1	—	—
After-tax amount	(2)	1	(2)	(3)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	—	(2)	—	(2)
Net current period other comprehensive loss	(1)	(2)	(2)	(6)
Spin-off of the TruGreen Business	—	—	(2)	(2)
Balance as of September 30, 2014	$(1)	$5	$(5)	$(1)

Balance as of December 31, 2012	$(2)	$5	$3	$7
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	—	3	(2)	1
Tax provision	—	2	—	1
After-tax amount	—	2	(2)	—
Amounts reclassified from accumulated other comprehensive income (loss)(1)	2	(1)	—	1
Net current period other comprehensive income (loss)	2	1	(2)	1
Balance as of September 30, 2013	$—	$6	$1	$7

___________________________________

(1)	Amounts are net of tax. See reclassifications out of accumulated other comprehensive income below for further details.

Reclassifications out of accumulated other comprehensive income (loss) included the following components for the periods indicated.

	Amounts Reclassified from Accumulated Other
	Comprehensive Income (Loss)
	Three Months Ended		Nine Months Ended		Condensed Consolidated Statements of
	September 30,		September 30,		Operations and Comprehensive Income (Loss)
(In millions)	2014	2013	2014	2013	Location
(Gains) Losses on derivatives:
Fuel swap contracts	$—	$(1)	$—	$(2)	Cost of services rendered and products sold
Interest rate swap contracts	—	1	—	5	Interest expense
Net losses on derivatives	—	—	—	3
Impact of income taxes	—	—	—	1	Provision for income taxes
Total reclassifications related to derivatives	$—	$—	$—	$2
Gains on available-for-sale securities	$—	$—	$(4)	$(1)	Interest and net investment income
Impact of income taxes	—	—	(2)	—	Provision for income taxes
Total reclassifications related to securities	$—	$—	$(2)	$(1)
Total reclassifications for the period	$1	$—	$(2)	$1

Note 8. Supplemental Cash Flow Information

Supplemental information relating to the unaudited condensed consolidated statements of cash flows is presented in the following table:

	Nine Months Ended
	September 30,
(In millions)	2014	2013
Cash paid for or (received from):
Interest expense	$199	$207
Interest and dividend income	(3)	(4)
Income taxes, net of refunds	11	12

The Company acquired $12 million and $21 million of property and equipment through capital leases and other non-cash financing transactions in the nine months ended September 30, 2014 and 2013 months, respectively, which have been excluded from the unaudited condensed consolidated statements of cash flows as non-cash investing and financing activities.

Note 9. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the unaudited condensed consolidated statements of financial position. As of September 30, 2014 and December 31, 2013, the Company’s investments consisted primarily of domestic publicly traded debt and certificates of deposit (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross unrealized gains and losses of the Company’s short- and long-term investments in Debt and Equity securities as of September 30, 2014 and December 31, 2013 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
Available-for-sale and trading securities, September 30, 2014
Debt securities	$70	$1	$—	$71
Equity securities	34	8	(1)	41
Total securities	$104	$9	$(1)	$112

Available-for-sale and trading securities, December 31, 2013
Debt securities	$97	$3	$(1)	$99
Equity securities	41	9	—	50
Total securities	$138	$12	$(1)	$149
Unrealized losses which had been in a loss position for more than one year as of September 30, 2014 were less than $1 million. There were no unrealized losses which had been in a loss position for more than one year as of December 31, 2013. The aggregate fair value of the investments with unrealized losses was $17 million and $30 million as of September 30, 2014 and December 31, 2013, respectively.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The table below summarizes proceeds, gross realized gains, and gross realized losses resulting from sales of available-for-sale securities. There were no impairment charges due to other than temporary declines in the value of certain investments for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Proceeds from sale of securities	$—	$2	$43	$8
Gross realized gains, pre-tax	—	—	5	1
Gross realized gains, net of tax	—	—	3	1
Gross realized losses, pre-tax	—	—	(1)	—
Gross realized losses, net of tax	—	—	—	—

Note 10. Long-Term Debt

Long-term debt as of September 30, 2014 and December 31, 2013 is summarized in the following table:

	As of	As of
	September 30,	December 31,
(In millions)	2014	2013
Senior secured term loan facility maturing in 2017 (Tranche B)	$—	$991
Senior secured term loan facility maturing in 2017 (Tranche C)(1)	—	1,198
Senior secured term loan facility maturing in 2021(2)	1,807	—
7.00% senior notes maturing in 2020	488	750
8.00% senior notes maturing in 2020(3)	391	602
Revolving credit facility maturing in 2019	—	—
7.10% notes maturing in 2018(4)	73	71
7.45% notes maturing in 2027(4)	161	159
7.25% notes maturing in 2038(4)	64	63
Vehicle capital leases(5)	36	32
Other	39	40
Less current portion	(39)	(39)
Total long-term debt	$3,020	$3,867

___________________________________

(1)	As of December 31, 2013, presented net of $10 million in unamortized original issue discount paid as part of the 2013 amendment.

(2)	As of September 30, 2014, presented net of $18 million in unamortized original issue discount paid as part of the New Term Loan Facility as defined below under “––Refinancing of Indebtedness”.

(3)	As of September 30, 2014 and December 31, 2013, includes $1 million and $2 million, respectively, in unamortized premium received on the sale of $100 million aggregate principal amount of such notes.

(4)

The increase in the balance from December 31, 2013 to September 30, 2014 reflects the amortization of fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

(5)

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

Refinancing of Indebtedness

On July 1, 2014, in connection with Holdings’ initial public offering, SvM terminated its existing credit agreements governing its then existing term loan facility, the pre-funded letter of credit facility (together, the “Old Term Facilities”) and the then existing revolving credit facility (together with the Old Term Facilities, the “Old Credit Facilities”) and entered into a new credit agreement with respect to a new $1,825 million term loan facility maturing 2021 (the “New Term Loan Facility”) and a new $300 million revolving credit facility maturing 2019 (the “New Revolving Credit Facility,” and, together with the New Term Loan Facility, the “New Credit Facilities”), with JPMorgan Chase Bank, N.A. as administrative agent, collateral agent and issuing bank, and a syndicate of lenders party thereto from time to time.  Borrowings under the New Term Loan Facility, together with $243 million of available cash and $120 million of net proceeds of the initial public offering, were used to repay in full the $2,187 million outstanding under the Old Term Facilities.  In addition, $42 million of available cash was used to pay debt issuance costs of $24 million and to pay original issue discount of $18 million in connection with the New Term Loan Facility.

On July 16, 2014, SvM used proceeds from Holdings’ initial public offering to redeem $210 million of its outstanding 8 percent senior notes due 2020 (the “8% 2020 Notes”) and $263 million of its outstanding 7 percent senior notes due 2020 (the “7% 2020 Notes”). In connection with the redemption of the 8% 2020 Notes and the 7% 2020 Notes, SvM was required to pay a pre-payment premium of $17 million and $18 million, respectively, and accrued interest of $7 million and $8 million, respectively.

In connection with the partial redemption of the 8% 2020 Notes and 7% 2020 Notes and the repayment of the Old Term Facilities, we recorded a loss on extinguishment of debt of $65 million in the three and nine months ended September 30, 2014, which includes the pre-payment premiums on the 8% 2020 Notes and 7% 2020 Notes of $17 million and $18 million, respectively, and the write-off of $30 million of debt issuance costs.

Interest Rate Swaps

On July 23, 2014, SvM entered into two four-year interest rate swap agreements effective August 1, 2014. The aggregate notional amount of the agreements was $300 million. Under the terms of the agreements, SvM will pay a weighted-average fixed rate of interest of 1.786 percent on the $300 million notional amount, and SvM will receive a floating rate of interest (based on one-month LIBOR) on the notional amount. Therefore, during the term of the agreements, the effective interest rate on $300 million of the New Term Loan Facility is fixed at a rate of 1.786 percent, plus the incremental borrowing margin of 3.25 percent.

On July 23, 2014, SvM entered into three forty-one month interest rate swap agreements effective March 1, 2015. The aggregate notional amount of the agreements was $400 million. Under the terms of the agreements, SvM will pay a weighted-average fixed rate of interest of 1.927 percent on the $400 million notional amount, and SvM will receive a floating rate of interest (based on one-month LIBOR) on the notional amount. Therefore, during the term of the agreements, the effective interest rate on $400 million of the New Term Loan Facility is fixed at a rate of 1.927 percent, plus the incremental borrowing margin of 3.25 percent.

Note 11. Acquisitions

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

During the nine months ended September 30, 2014, the Company completed several pest control, termite and franchise acquisitions. The total net purchase price for these acquisitions was $25 million. The Company recorded goodwill of $16 million and other intangibles of $7 million related to these acquisitions.

During the nine months ended September 30, 2013, the Company completed several pest control, termite and franchise acquisitions, along with the purchase of a distributor license agreement with the Franchise Services Group. The total net purchase price for these acquisitions was $28 million. The Company recorded goodwill of $21 million and other intangibles of $6 million related to these acquisitions.

Supplemental cash flow information regarding the Company’s acquisitions is as follows:

	Nine Months Ended
	September 30,
(In millions)	2014	2013
Purchase price (including liabilities assumed)	$92	$28
Less liabilities assumed	(35)	—
Net purchase price	$57	$28

Net cash paid for acquisitions	$52	$22
Seller financed debt	5	6
Payment for acquisitions	$57	$28

Note 12. Discontinued Operations

TruGreen Spin-off

On January 14, 2014, the Company completed the TruGreen Spin-off resulting in the spin-off of the assets and certain liabilities of the TruGreen Business through a tax-free, pro rata dividend to the Company’s stockholders. As a result of the completion of the TruGreen Spin-off, New TruGreen operates the TruGreen Business as a private independent company.

The TruGreen Business experienced a significant downturn in recent years. From 2011 through 2013, the TruGreen Business lost 400,000 customers, or 19 percent of its customer base. The TruGreen Business’s operating margins also eroded during this time frame due to production inefficiencies, higher chemical costs and inflationary pressures, compounded by lower fixed cost leverage as falling customer counts drove revenue down. The TruGreen Business experienced revenue and Adjusted EBITDA declines of 18.6 percent and 87.6 percent, respectively, from 2011 to 2013. In light of these developments, the Company made the decision to effect the TruGreen Spin-off and enable its management to increase its focus on Terminix, American Home Shield and the Franchise Services Group segments while providing New TruGreen, as an independently-operated, private company, the time and focus required to execute a turnaround.

As a result of the TruGreen Spin-off, the Company was required to perform an interim impairment analysis as of January 14, 2014 on the TruGreen trade name. The assumptions were developed with the view of the TruGreen Business as a stand-alone company, resulting in an increase in the assumed discount rate of 350 basis points, or “bps,” as compared to the discount rate used in the October 1, 2013 impairment test for the TruGreen trade name. This interim impairment analysis resulted in a pre-tax non-cash trade name impairment charge of $139 million ($84 million, net of tax) to reduce the carrying value of the TruGreen trade name to its estimated fair value. This impairment charge was recorded in Loss from discontinued operations, net of income taxes, in the nine months ended September 30, 2014. The impairment of the TruGreen trade name represented an adjustment of the carrying value of the asset to its estimated fair value on a non-recurring basis using significant unobservable inputs on the date of the TruGreen Spin-off.

The following is a summary of the assets and liabilities distributed to New TruGreen as part of the TruGreen spin-off on January 14, 2014:

(In millions)
Assets:
Cash and cash equivalents	$57
Receivables, net	22
Inventories and other current assets	39
Property and equipment, net	181
Intangible assets, net	216
Other long-term assets	6
Total Assets	$521
Liabilities:
Current liabilities	$149
Long-term debt and other long-term liabilities	87
Total Liabilities	$236
Net assets distributed to New TruGreen	$285

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

Under this transition services agreement, in the three and nine months ended September 30, 2014, the Company recorded $8 million and $27 million, respectively, of fees due from TGLP, which is included, net of costs incurred, in Selling and administrative expenses in the unaudited condensed consolidated statement of operations and comprehensive income (loss). As of September 30, 2014, all amounts owed by TGLP under this agreement have been paid.

During the nine months ended September 30, 2014, the Company processed certain of TGLP’s accounts payable transactions. Through this process, in the nine months ended September 30, 2014, $96 million was paid on TGLP’s behalf, of which $94 million was repaid by TGLP. As of September 30, 2014, the Company recorded a $2 million receivable due from TGLP, which is included in Receivables on the unaudited condensed consolidated statement of financial position.

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

Financial Information for Discontinued Operations

(Loss) income from discontinued operations, net of income taxes, for all periods presented includes the operating results of the TruGreen Business and previously sold businesses.

The operating results of discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Revenue	$—	$314	$6	$715
(Loss) income before income taxes(1)	(1)	22	(160)	(695)
Benefit for income taxes(1)	—	—	(62)	(162)
(Loss) income from discontinued operations, net of income taxes(1)	$(1)	$22	$(98)	$(533)

___________________________________

(1)

In the nine months ended September 30, 2014, the TruGreen Business recorded a pre-tax non-cash trade name impairment charge of $139 million ($84 million, net of tax) in discontinued operations, net of income taxes. In the nine months ended September 30, 2013, the TruGreen Business recorded a pre-tax non-cash goodwill and trade name impairment charge of $673 million ($521 million, net of tax) in discontinued operations, net of income taxes.

Assets and liabilities of discontinued operations are summarized below:

	As of	As of
	September 30,	December 31,
(In millions)	2014	2013
Assets:
Receivables, net	$—	$28
Inventories and other current assets	—	48
Total Current Assets	—	76
Property and equipment, net	—	181
Intangible assets, net	—	355
Other long-term assets	—	6
Total Assets	$—	$618
Liabilities:
Current liabilities	$8	$139
Long-term debt and other long-term liabilities	—	162
Total Liabilities	$8	$301

At September 30, 2014, the liabilities of discontinued operations relate primarily to accruals for legal and other reserves. At December 31, 2013, these balances also reflect the historical assets and liabilities of the TruGreen Business, which was spun off in the nine months ended September 30, 2014.

Note 13. Income Taxes

As of September 30, 2014 and December 31, 2013, the Company had $8 million of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). The Company currently estimates that, as a result of pending tax settlements and expiration of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $1 million during the next 12 months.

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

The effective tax rate on (loss) income from continuing operations at Holdings was 56.5 percent for the three months ended September 30, 2014 compared to 34.4 percent for the three months ended September 30, 2013. The effective tax rate on (loss) income from continuing operations at SvM was 59.4 percent for the three months ended September 30, 2014 compared to 33.7 percent for the three months ended September 30, 2014. The effective tax rate on loss from continuing operations for the three months ended September 30, 2014 was affected by a cumulative adjustment for tax expense for prior quarters arising from a revision in the anticipated annual effective tax rate during the three months ended September 30, 2014.

The effective tax rate on income from continuing operations at Holdings was 54.3 percent for the nine months ended September 30, 2014 compared to 49.3 percent for the nine months ended September 30, 2013. The effective tax rate on income from continuing operations at SvM was 53.7 percent for the nine months ended September 30, 2014 compared to 48.9 percent for the nine months ended September 30, 2013. The effective tax rate on income from continuing operations for the nine months ended September 30, 2014 was affected by various discrete events, including an adjustment to deferred state taxes resulting from a change in the Company’s state apportionment factors primarily attributable to the TruGreen Spin-off. The effective tax rate on income from continuing operations for the nine months ended September 30, 2013 was affected by the reclassification of the TruGreen Business to discontinued operations and the resulting impact on the allocation of the full year effective tax rate on income from continuing operations to interim periods.

Note 14. Business Segment Reporting

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

Information regarding the accounting policies used by the Company is described in Note 2. The Company derives substantially all of its revenue from customers and franchisees in the United States with less than two percent generated in foreign markets. Operating expenses of the business units consist of direct costs and indirect costs allocated from Other Operations and Headquarters. In periods prior to the TruGreen Spin-off, expenses which were allocated to TruGreen but are not reflected in discontinued operations are included in Other Operations and Headquarters. Such expenses amounted to $9 million and $29 million in the three and nine months ended September 30, 2014, respectively.

The Company uses Reportable Segment Adjusted EBITDA as its measure of segment profitability. Accordingly, the CODM evaluates performance and allocates resources based primarily on Reportable Segment Adjusted EBITDA. Reportable Segment Adjusted EBITDA is defined as net income (loss) before: unallocated corporate expenses; income (loss) from discontinued operations, net of income taxes; provision (benefit) for income taxes; gain (loss) on extinguishment of debt; interest expense; depreciation and amortization expense; non-cash goodwill and trade name impairment; non-cash impairment of software and other related costs; non-cash impairment of property and equipment; non-cash stock-based compensation expense; restructuring charges; management and consulting fees; consulting agreement termination fees; non-cash effects attributable to the application of purchase accounting; and other non-operating expenses. The Company’s definition of Reportable Segment Adjusted EBITDA may not be calculated or comparable to similarly titled measures of other companies. We believe Reportable Segment Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives, consulting agreements and equity-based, long-term incentive plans.

Information for continuing operations for each reportable segment and Other Operations and Headquarters is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Revenue:
Terminix	$353	$334	$1,049	$1,012
American Home Shield	245	219	637	568
Franchise Services Group	64	61	189	175
Reportable Segment Revenue	$662	$613	$1,875	$1,754
Other Operations and Headquarters	2	2	5	6
Total Revenue	$664	$615	$1,880	$1,760

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Reportable Segment Adjusted EBITDA:(1)
Terminix	$77	$65	$248	$223
American Home Shield	61	54	144	114
Franchise Services Group	19	20	58	57
Reportable Segment Adjusted EBITDA	$157	$139	$450	$395

___________________________________

(1)	Presented below is a reconciliation of Reportable Segment Adjusted EBITDA to Net (Loss) Income:

	Holdings		SvM
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Reportable Segment Adjusted EBITDA:
Terminix	$77	$65	$77	$65
American Home Shield	61	54	61	54
Franchise Services Group	19	20	19	20
Reportable Segment Adjusted EBITDA	$157	$139	$157	$139
Unallocated corporate expenses(a)	$(1)	$(11)	$(1)	$(11)
Depreciation and amortization expense	(25)	(25)	(25)	(25)
Non-cash stock-based compensation expense	(2)	(2)	(2)	(2)
Restructuring charges	(1)	(1)	(1)	(1)
Management and consulting fees	—	(2)	—	(2)
Consulting agreement termination fees	(21)	—	(21)	—
(Loss) income from discontinued operations, net of income taxes	(1)	22	(1)	22
Benefit (provision) for income taxes	3	(12)	3	(12)
Loss on extinguishment of debt	(65)	—	(65)	—
Interest expense	(49)	(63)	(49)	(63)
Other	1	(1)	1	—
Net (Loss) Income	$(4)	$45	$(3)	$46

	Holdings		SvM
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Reportable Segment Adjusted EBITDA:
Terminix	$248	$223	$248	$223
American Home Shield	144	114	144	114
Franchise Services Group	58	57	58	57
Reportable Segment Adjusted EBITDA	$450	$395	$450	$395
Unallocated corporate expenses(a)	$(7)	$(34)	$(7)	$(34)
Depreciation and amortization expense	(76)	(74)	(76)	(74)
Non-cash impairment of software and other related costs	(47)	—	(47)	—
Non-cash stock-based compensation expense	(5)	(3)	(5)	(3)
Restructuring charges	(7)	(4)	(7)	(4)
Management and consulting fees	(4)	(5)	(4)	(5)
Consulting agreement termination fees	(21)	—	(21)	—
Loss from discontinued operations, net of income taxes	(98)	(533)	(98)	(533)
Provision for income taxes	(26)	(43)	(26)	(43)
Loss on extinguishment of debt	(65)	—	(65)	—
Interest expense	(171)	(186)	(171)	(186)
Other	—	(1)	1	—
Net Loss	$(76)	$(489)	$(76)	$(488)

___________________________________

(a)	Represents the unallocated corporate expenses of Other Operations and Headquarters.

Note 15. Related Party Transactions

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

Upon completion of Holdings’ initial public offering on July 1, 2014, the Equity Sponsors continued to hold approximately 65 percent of Holdings’ common stock.

Consulting Agreements

The Company was a party to a consulting agreement with CD&R under which CD&R provided the Company with ongoing consulting and management advisory services. The annual consulting fee payable under the consulting agreement with CD&R was $6 million. Under this agreement, the Company recorded consulting fees of $2 million in the three months ended September 30, 2013 and $3 million and $5 million in the nine months ended September 30, 2014 and 2013, respectively, which is included in Selling and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). There were no consulting fees recorded in the three months ended September 30, 2014.

The Company was also a party to consulting agreements with StepStone, JPMorgan and Ridgemont (and formerly with BAS). Pursuant to the consulting agreements, the Company was required to pay aggregate annual consulting fees of $1 million to StepStone, JPMorgan and Ridgemont (formerly payable to BAS), respectively.

On July 1, 2014, in connection with the completion of Holdings’ initial public offering, the Company paid the Equity Sponsors aggregate fees of $21 million in connection with the termination of the consulting agreements, which is recorded in the three and nine months ended September 30, 2014 in Consulting agreement termination fees in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Revolving Promissory Note

On April 19, 2013, SvM entered into a revolving promissory note with Holdings with a maximum borrowing capacity of $25 million that was scheduled to mature on April 18, 2018. Amounts outstanding under this agreement bore interest at the rate of 5.0 percent per annum. As of December 31, 2013, the amount due to SvM by Holdings under this note was $14 million. The funds borrowed under this note were used by Holdings to repurchase shares of its common stock from associates who have left the Company. On July 1, 2014, Holdings used a portion of the proceeds from the initial public offering to repay in full this inter-company loan.

Note 16. Fair Value Measurements

The period-end carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net of tax as a component of accumulated other comprehensive income (loss) on the unaudited condensed consolidated statements of financial position, or, for certain unrealized losses, reported in interest and net investment income in the unaudited condensed consolidated statements of operations and comprehensive income (loss) if the decline in value is other than temporary. The carrying amount of total debt was $3,059 million and $3,906 million and the estimated fair value was $3,170 million and $3,906 million as of September 30, 2014 and December 31, 2013, respectively. The fair value of the Company’s debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of September 30, 2014 and December 31, 2013.

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

The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the nine month periods ended September 30, 2014 and 2013.

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

		As of September 30, 2014
				Estimated Fair Value
				Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$9	$9	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	103	55	48	—
Total financial assets		$112	$64	$48	$—

Financial Liabilities:
Fuel swap contracts:
Current	Other accrued liabilities	$1	$—	$—	$1
Total financial liabilities		$1	$—	$—	$1

		As of December 31, 2013
				Estimated Fair Value
				Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$13	$13	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	136	61	75	—
Fuel swap contracts:
Current	Prepaid expenses and other assets	1	—	—	1
Total financial assets		$150	$74	$75	$1

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

Fuel Swap
Contract
Assets
(In millions)	(Liabilities)
Balance as of December 31, 2013	$1
Total gains (realized and unrealized)
Included in earnings	—
Included in accumulated other comprehensive income	(2)
Settlements, net	—
Balance as of September 30, 2014	$(1)

Balance as of December 31, 2012	$2
Total gains (realized and unrealized)
Included in earnings	1
Included in accumulated other comprehensive income	(2)
Settlements, net	(1)
Balance as of September 30, 2013	$—

The following tables present information relating to the significant unobservable inputs of our Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of September 30, 2014
Fuel swap contracts	$(1)	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$3.14 - $3.99	$3.61

As of December 31, 2013
Fuel swap contracts	$1	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$3.20 - $3.87	$3.60

___________________________________

(1)	Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

The Company uses derivative financial instruments to manage risks associated with changes in fuel prices and interest rates. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. In designating its derivative financial instruments as hedging instruments under accounting standards for derivative instruments, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives to forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the projected changes in cash flows of the associated forecasted transactions. All of the Company’s designated hedging instruments are classified as cash flow hedges.

The Company has historically hedged a significant portion of its annual fuel consumption. The Company has also historically hedged the interest payments on a portion of its variable rate debt through the use of interest rate swap agreements. All of the Company’s fuel swap contracts and interest rate swap contracts are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the unaudited condensed consolidated statements of financial position as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in accumulated other comprehensive income (loss). Any change in the fair value of the hedging instrument resulting from ineffectiveness, as defined by accounting standards, is recognized in current period earnings. Cash flows related to fuel and interest rate derivatives are classified as operating activities in the unaudited condensed consolidated statements of cash flows.

The effect of derivative instruments on the unaudited condensed consolidated statements of operations and comprehensive income (loss) and accumulated other comprehensive income (loss) on the unaudited condensed consolidated statements of financial position is presented as follows:

		Effective Portion
	Effective Portion	of Gain (Loss)
	of (Loss) Gain	Reclassified from
	Recognized in	Accumulated Other
(In millions)	Accumulated Other	Comprehensive
Derivatives designated as Cash Flow	Comprehensive	Income
Hedge Relationships	Income	Into Earnings	Location of Gain (Loss) included in Earnings
Nine Months Ended September 30, 2014:
Fuel swap contracts	$(2)	$—	Cost of services rendered and products sold

Nine Months Ended September 30, 2013:
Fuel swap contracts	$(2)	$1	Cost of services rendered and products sold
Interest rate swap contracts	$5	$(5)	Interest expense

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the nine months ended September 30, 2014. As of September 30, 2014, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $22 million, maturing through 2015. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of September 30, 2014, the Company had posted $1 million in letters of credit as collateral under its fuel hedging program, none of which were posted under the Company’s New Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income (loss). These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income (loss) expected to be recognized in earnings is a loss of $3 million, net of tax, as of September 30, 2014. The amounts that are ultimately reclassified into earnings will be based on actual interest rates and fuel prices at the time the positions are settled and may differ materially from the amount noted above.

Note 17. Earnings Per Share

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

A reconciliation of the amounts included in the computation of basic earnings per share from continuing operations and diluted earnings per share from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2014	2013	2014	2013
(Loss) Income from continuing operations	$(3)	$23	$22	$44
Weighted average common shares outstanding	133.2	91.3	105.8	91.6
Effect of dilutive securities:(1)
RSUs	—	—	0.1	—
Stock options(2)	—	0.2	0.8	0.8
Weighted average common share outstanding—assuming dilution	133.2	91.5	106.7	92.4
Basic (loss) earnings per share from continuing operations	$(0.02)	$0.25	$0.20	$0.48
Diluted (loss) earnings per share from continuing operations	$(0.02)	$0.25	$0.20	$0.48

___________________________________

(1)

Securities are not included in the table in periods when antidilutive. For the three months ended September 30, 2014, weighted average potentially dilutive shares from RSUs of 0.3 million and weighted average potentially dilutive shares from stock options of 1.9 million with a weighted average exercise price per share of $11.98 were excluded from the diluted earnings per share calculation due to the antidilutive effect such shares would have on net loss per common share

(2)

Options to purchase 1.7 million shares for the nine months ended September 30, 2014, and 1.1 million shares and 0.5 million shares  for the three and nine months ended September 30, 2013, respectively, were not included in the computation because either their exercise price or proceeds per share exceeded the average market price of the Company’s common stock for each respective reporting date. For the three months ended September 30, 2014, there were no options with an exercise price or proceeds per share that exceeded the average market price of the Company’s common stock.

On June 25, 2014, Holdings’ registration statement on Form S-1 was declared effective by the SEC for an initial public offering of its common stock, and, on July 1, 2014, Holdings completed the offering of 41,285,000 shares of its common stock. For further details, see Note 1.

Note 18. Condensed Consolidating Financial Statements of The ServiceMaster Company, LLC and Subsidiaries

The following condensed consolidating financial statements of SvM and its subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from SvM’s financial information on the same basis of accounting as the unaudited condensed consolidated financial statements. Goodwill and other intangible assets have been allocated to all of SvM’s subsidiaries based on management’s estimates. ServiceMaster Global Holdings, Inc. is not an obligor, nor guarantor, to the 8% 2020 Notes and the 7% 2020 Notes (collectively, the “2020 Notes”), or the New Credit Facilities.

The payment obligations of SvM under the 2020 Notes are jointly and severally guaranteed on a senior unsecured basis by SvM’s domestic subsidiaries that guarantee our indebtedness under the New Credit Facilities (the “Guarantors”). Each of the Guarantors is wholly owned, directly or indirectly, by SvM, and all guarantees are full and unconditional. SvM’s non-U.S. subsidiaries, SvM’s subsidiaries subject to regulation as an insurance, home warranty, service contract or similar company, and certain other subsidiaries of SvM (the “Non-Guarantors”) do not guarantee the 2020 Notes. A Guarantor will be released from its obligations under its guarantee under certain customary circumstances, including, (i) the sale or disposition of the Guarantor, (ii) the release of the Guarantor from all of its obligations under all guarantees related to any indebtedness of SvM, (iii) the merger or consolidation of the Guarantor as specified in the indenture governing the 2020 Notes, (iv) the Guarantor becomes an unrestricted subsidiary under the indenture governing the 2020 Notes, (v) the defeasance of SvM’s obligations under the indenture governing the 2020 Notes or (vi) the payment in full of the principal amount of the 2020 Notes.

Effective July 1, 2014, commensurate with entering the New Term Loan Facility, SvM began recording interest expense at the Guarantors pursuant to the New Term Loan Facility and the 2020 Notes. For the three months ended September 30, 2014, interest expense recorded by the Guarantors was $38 million.

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Three Months Ended September 30, 2014 (Unaudited)

(In millions)

	Parent		Non-		SvM
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$405	$273	$(15)	$664
Cost of services rendered and products sold	—	236	123	(14)	344
Selling and administrative expenses	1	85	90	—	176
Amortization expense	—	11	2	—	13
Consulting agreement termination fees	21	—	—	—	21
Restructuring charges	—	1	1	—	1
Interest expense	11	38	—	—	49
Interest and net investment loss (income)	2	—	(2)	—	—
Loss on extinguishment of debt	65	—	—	—	65
(Loss) Income from Continuing Operations before Income Taxes	(100)	35	60	—	(5)
(Benefit) Provision for income taxes	(9)	(6)	13	—	(3)
(Loss) Income from Continuing Operations	(90)	41	47	—	(2)
(Loss) income from discontinued operations, net of income taxes	(6)	5	—	—	(1)
Equity in earnings of subsidiaries (net of tax)	93	46	—	(139)	—
Net (Loss) Income	$(3)	$92	$47	$(139)	$(3)
Total Comprehensive (Loss) Income	$(8)	$90	$45	$(135)	$(8)

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Loss

For the Three Months Ended September 30, 2013 (Unaudited)

(In millions)

	Parent		Non-		SvM
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$384	$248	$(17)	$615
Cost of services rendered and products sold	—	229	112	(16)	324
Selling and administrative expenses	2	81	98	—	180
Amortization expense	—	12	1	—	13
Restructuring charges	—	—	—	—	1
Interest expense	29	28	6	—	63
Interest and net investment income	—	—	(2)	—	(2)
(Loss) Income from Continuing Operations before Income Taxes	(31)	34	33	—	36
(Benefit) Provision for income taxes	(4)	(3)	19	—	12
(Loss) Income from Continuing Operations	(27)	37	15	—	24
(Loss) income from discontinued operations, net of income taxes	(4)	—	26	—	22
Equity in earnings of subsidiaries (net of tax)	77	36	—	(113)	—
Net Income	$46	$73	$40	$(113)	$46
Total Comprehensive Income	$48	$73	$42	$(115)	$48

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Loss

For the Nine Months Ended September 30, 2014 (Unaudited)

(In millions)

	Parent		Non-		SvM
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$1,203	$720	$(44)	$1,880
Cost of services rendered and products sold	—	685	340	(43)	983
Selling and administrative expenses	5	242	258	(1)	504
Amortization expense	—	35	5	—	39
Impairment of software and other related costs	—	—	47	—	47
Consulting agreement termination fees	21	—	—	—	21
Restructuring charges	—	2	4	—	7
Interest expense	127	44	1	—	171
Interest and net investment loss (income)	5	—	(11)	—	(7)
Loss on extinguishment of debt	65	—	—	—	65
(Loss) Income from Continuing Operations before Income Taxes	(222)	195	77	—	49
(Benefit) Provision for income taxes	(71)	55	43	—	26
(Loss) Income from Continuing Operations	(151)	140	34	—	22
(Loss) income from discontinued operations, net of income taxes	(12)	64	(150)	—	(98)
Equity in earnings of subsidiaries (net of tax)	87	(121)	—	34	—
Net (Loss) Income	$(76)	$82	$(116)	$34	$(76)
Total Comprehensive (Loss) Income	$(81)	$80	$(120)	$41	$(81)

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Loss

For the Nine Months Ended September 30, 2013 (Unaudited)

(In millions)

	Parent		Non-		SvM
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Operating Revenue	$—	$1,160	$648	$(48)	$1,760
Cost of services rendered and products sold	—	673	299	(47)	924
Selling and administrative expenses	6	234	286	—	526
Amortization expense	—	36	2	—	38
Restructuring charges	—	1	2	—	4
Interest expense	84	84	17	—	186
Interest and net investment (income) loss	(2)	4	(8)	—	(6)
(Loss) Income from Continuing Operations before Income Taxes	(89)	127	50	—	89
(Benefit) Provision for income taxes	(29)	8	65	—	43
(Loss) Income from Continuing Operations	(60)	120	(15)	—	45
(Loss) income from discontinued operations, net of income taxes	(7)	161	(686)	—	(533)
Equity in earnings of subsidiaries (net of tax)	(421)	(701)	—	1,121	—
Net Loss	$(488)	$(420)	$(701)	$1,121	$(488)
Total Comprehensive Loss	$(487)	$(420)	$(702)	$1,122	$(487)

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position (Unaudited)

As of September 30, 2014

(In millions)

	Parent		Non-		SvM
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Assets:
Current Assets:
Cash and cash equivalents	$134	$7	$121	$—	$263
Marketable securities	—	—	22	—	22
Receivables	3	110	483	(117)	478
Inventories	—	36	2	—	38
Prepaid expenses and other assets	19	28	18	(13)	52
Deferred customer acquisition costs	—	22	16	—	38
Deferred taxes	77	27	3	—	107
Total Current Assets	233	230	665	(130)	998
Property and Equipment:
At cost	—	211	152	—	363
Less: accumulated depreciation	—	(128)	(100)	—	(228)
Net Property and Equipment	—	83	52	—	135
Other Assets:
Goodwill	—	1,664	403	—	2,067
Intangible assets, primarily trade names, service marks and trademarks, net	—	947	759	—	1,706
Notes receivable	6	—	24	(6)	24
Long-term marketable securities	9	—	81	—	90
Investments in and advances to subsidiaries	3,389	1,181	—	(4,570)	—
Other assets	59	22	4	(41)	44
Debt issuance costs	35	—	—	—	35
Total Assets	$3,731	$4,127	$1,988	$(4,746)	$5,100
Liabilities and Shareholder’s Equity:
Current Liabilities:
Accounts payable	$—	$51	$44	$—	$96
Accrued liabilities:
Payroll and related expenses	2	31	38	—	71
Self-insured claims and related expenses	7	27	61	—	95
Accrued interest payable	12	—	—	(1)	11
Other	2	20	40	(12)	50
Deferred revenue	—	90	421	—	511
Liabilities of discontinued operations	8	—	—	—	8
Current portion of long-term debt	134	21	2	(117)	39
Total Current Liabilities	164	240	606	(130)	880
Long-Term Debt	2,965	36	25	(6)	3,020
Other Long-Term Liabilities:
Deferred taxes	—	481	283	(41)	723
Intercompany payable	235	—	514	(750)	—
Other long-term obligations, primarily self-insured claims	29	24	87	—	139
Total Other Long-Term Liabilities	265	505	884	(791)	863
Shareholder’s Equity	337	3,346	474	(3,820)	337
Total Liabilities and Shareholder’s Equity	$3,731	$4,127	$1,988	$(4,746)	$5,100

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position (Unaudited)

As of December 31, 2013

(In millions)

	Parent		Non-		SvM
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Assets:
Current Assets:
Cash and cash equivalents	$401	$7	$68	$—	$476
Marketable securities	—	—	27	—	27
Receivables	2	97	401	(106)	394
Inventories	—	37	2	—	39
Prepaid expenses and other assets	—	25	38	(7)	56
Deferred customer acquisition costs	—	15	15	—	30
Deferred taxes	38	66	3	—	107
Assets of discontinued operations	—	5	71	—	76
Total Current Assets	441	252	625	(113)	1,205
Property and Equipment:
At cost	—	198	183	—	381
Less: accumulated depreciation	—	(111)	(93)	—	(204)
Net Property and Equipment	—	87	90	—	177
Other Assets:
Goodwill	—	1,655	363	—	2,018
Intangible assets, primarily trade names, service marks and trademarks, net	—	977	744	—	1,721
Notes receivable	2,016	—	23	(2,002)	37
Long-term marketable securities	13	—	109	—	122
Investments in and advances to subsidiaries	1,868	1,379	—	(3,247)	—
Other assets	33	23	28	(35)	49
Debt issuance costs	41	—	—	—	41
Assets of discontinued operations	3	—	539	—	542
Total Assets	$4,415	$4,373	$2,521	$(5,397)	$5,912
Liabilities and Shareholder’s Equity:
Current Liabilities:
Accounts payable	$2	$42	$48	$—	$92
Accrued liabilities:
Payroll and related expenses	2	28	40	—	70
Self-insured claims and related expenses	—	29	49	—	78
Accrued interest payable	52	—	—	(1)	51
Other	7	26	28	(6)	55
Deferred revenue	—	92	356	—	448
Liabilities of discontinued operations	—	—	139	—	139
Current portion of long-term debt	127	17	1	(106)	39
Total Current Liabilities	190	234	661	(113)	972
Long-Term Debt	3,812	1,711	346	(2,002)	3,867
Other Long-Term Liabilities:
Deferred taxes	—	455	270	(35)	690
Intercompany payable	341	—	330	(671)	—
Liabilities of discontinued operations	3	122	37	—	162
Other long-term obligations, primarily self-insured claims	17	22	130	—	169
Total Other Long-Term Liabilities	361	599	767	(706)	1,021
Shareholder’s Equity	52	1,829	747	(2,576)	52
Total Liabilities and Shareholder’s Equity	$4,415	$4,373	$2,521	$(5,397)	$5,912

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2014

(In millions)

	Parent		Non-		SvM
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$401	$7	$68	$—	$476
Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(171)	295	114	(105)	132
Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(7)	(22)	—	(29)
Sale of equipment and other assets	—	1	1	—	2
Other business acquisitions, net of cash acquired	—	(11)	(41)	—	(52)
Notes receivable, financial investments and securities, net	—	—	30	—	30
Notes receivable from affiliate	14	—	—	—	14
Net Cash Provided from (Used for) Investing Activities from Continuing Operations	14	(18)	(33)	—	(37)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	1,825	—	—	—	1,825
Payments of debt	(2,671)	(14)	(2)	—	(2,687)
Discount paid on issuance of debt	(18)	—	—	—	(18)
Debt issuance costs paid	(24)	—	—	—	(24)
Contribution to TruGreen Holding Corporation	(35)	—	—	—	(35)
Contribution from Holdings	646	—	—	—	646
Shareholders’ dividends	—	(53)	(53)	105	—
Net intercompany advances	178	(210)	32	—	—
Net Cash Used for Financing Activities from Continuing Operations	(100)	(276)	(23)	105	(294)
Cash Flows from Discontinued Operations:
Cash used for operating activities	(10)	—	(1)	—	(11)
Cash used for investing activities	—	—	(2)	—	(2)
Cash used for financing activities	—	—	(3)	—	(3)
Net Cash Used for Discontinued Operations	(10)	—	(5)	—	(15)
Cash (Decrease) Increase During the Period	(267)	—	54	—	(213)
Cash and Cash Equivalents at End of Period	$134	$7	$121	$—	$263

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2013

(In millions)

	Parent		Non-		SvM
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$317	$7	$88	$—	$412
Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(62)	216	12	(38)	130
Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(12)	(26)	—	(38)
Sale of equipment and other assets	—	1	—	—	1
Other business acquisitions, net of cash acquired	—	(6)	(16)	—	(22)
Notes receivable, financial investments and securities, net	—	1	(23)	—	(22)
Notes receivable from affiliates	(12)	—	—	—	(12)
Net Cash Used for Investing Activities from Continuing Operations	(12)	(17)	(65)	—	(93)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	1	—	—	—	1
Payments of debt	(21)	(11)	(1)	—	(32)
Discount paid on issuance of debt	(12)	—	—	—	(12)
Debt issuance costs paid	(6)	—	—	—	(6)
Shareholders’ dividends	—	(19)	(19)	38	—
Net intercompany advances	83	(170)	88	—	—
Net Cash Provided from(Used for) Financing Activities from Continuing Operations	45	(200)	68	38	(49)
Cash Flows from Discontinued Operations:
Cash used for operating activities	(7)	—	(15)	—	(23)
Cash used for investing activities	—	—	(20)	—	(20)
Cash used for financing activities	—	—	(9)	—	(9)
Net Cash Used for Discontinued Operations	(7)	—	(44)	—	(52)
Cash Decrease During the Period	(36)	—	(29)	—	(65)
Cash and Cash Equivalents at End of Period	$280	$7	$60	$—	$347

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

Adjusted EBITDA.  We evaluate performance and allocate resources based primarily on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before: income (loss) from discontinued operations, net of income taxes; provision (benefit) for income taxes; gain (loss) on extinguishment of debt; interest expense; depreciation and amortization expense; non-cash goodwill and trade name impairment; non-cash impairment of software and other related costs; non-cash impairment of property and equipment; non-cash stock-based compensation expense; restructuring charges; management and consulting fees; consulting agreement termination fees; non-cash effects attributable to the application of purchase accounting; and other non-operating expenses. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives, consulting agreements and equity-based, long-term incentive plans.

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

We believe colder weather conditions in early 2014 adversely affected our traditional termite revenue in the nine months ended September 30, 2014. Conversely, contract claims expense in our American Home Shield segment decreased in the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, in part, we believe, due to cooler temperatures in 2014 as compared to 2013.

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

(In millions)
Net Proceeds
Gross proceeds	$702
Underwriting discounts and commissions	(35)
Offering expenses	(4)
Net Proceeds	$663

(In millions)
Use of Proceeds
Partial redemption of 8% 2020 Notes(1)	$234
Partial redemption of 7% 2020 Notes(1)	289
Principal payment of Old Term Facilities(1)	120
Consulting agreement termination fees(2)	21
Use of Proceeds	$663

___________________________________

(1)	See “—Refinancing of Indebtedness” below for further details.

(2)	See Note 15 to the unaudited condensed consolidated financial statements for further details on the termination of the consulting agreements.

Refinancing of Indebtedness

On July 1, 2014, in connection with Holdings’ initial public offering, SvM terminated its then existing credit agreements governing its Old Credit Facilities and entered into a new credit agreement with respect to a $1,825 million New Term Loan Facility maturing 2021 and a $300 million New Revolving Credit Facility maturing 2019.  Borrowings under the New Term Loan Facility, together with $243 million of available cash and $120 million of net proceeds of the initial public offering, were used to repay in full the $2,187 million outstanding under the Old Term Facilities. In addition, $42 million of available cash was used to pay debt issuance costs of $24 million and to pay original issue discount of $18 million in connection with the New Term Loan Facility.

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

In connection with the partial redemption of the 8% 2020 Notes and 7% 2020 Notes and the repayment of the Old Term Facilities, we recorded a loss on extinguishment of debt of $65 million in the three and nine months ended September 30, 2014, which included the pre-payment premiums on the 8% 2020 Notes and 7% 2020 Notes of $17 million and $18 million, respectively, and the write-off of $30 million of debt issuance costs.

TruGreen Spin-off

On January 14, 2014, we completed the TruGreen Spin-off. As a result of the completion of the TruGreen Spin-off, New TruGreen operates the TruGreen Business as a private independent company. In connection with the TruGreen Spin-off, SvM and TGLP, entered into a transition services agreement pursuant to which SvM and its subsidiaries provide TGLP with specified communications, public relations, finance and accounting, tax, treasury, internal audit, human resources operations and benefits, risk management and insurance, supply management, real estate management, marketing, facilities, information technology and other support services. The charges for the transition services allow us to fully recover the allocated direct costs of providing the services, plus specified margins and any out-of-pocket costs and expenses. The services provided under the transition services agreement will terminate at various specified times, and in no event later than January 14, 2016 (except for certain information technology services, which SvM expects to provide to TGLP beyond the two-year period). TGLP may terminate the transition services agreement (or certain services under the transition services agreement) for convenience upon 90 days written notice, in which case TGLP will be required to reimburse SvM for early termination costs.

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

Under this transition services agreement, in the three and nine months ended September 30, 2014, SvM recorded $8  million and $27 million, respectively, of fees due from TGLP, which is included, net of costs incurred, in Selling and administrative expenses in the unaudited condensed consolidated statement of operations and comprehensive income (loss). As of September 30, 2014, all amounts owed by TGLP under this agreement have been paid.

During the nine months ended September 30, 2014, SvM processed certain of TGLP’s accounts payable transactions. Through this process, in the nine months ended September 30, 2014, $96 million was paid on TGLP’s behalf, of which $94 million was repaid by TGLP. As of September 30, 2014, SvM recorded a $2 million receivable due from TGLP, which is included in Receivables on the unaudited condensed consolidated statement of financial position.

Results of Operations

Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended		Increase
	September 30,		(Decrease)	% of Revenue
(In millions)	2014	2013	2014 vs. 2013	2014	2013
Revenue	$664	$615	8%	100%	100%
Cost of services rendered and products sold	344	324	6	52	53
Selling and administrative expenses	176	181	(3)	27	29
Amortization expense	13	13	—	2	2
Consulting agreement termination fees	21	—	*	3	—
Restructuring charges	1	1	104	—	—
Interest expense	49	63	(22)	7	10
Interest and net investment income	—	(2)	(91)	—	—
Loss on extinguishment of debt	65	—	*	10	—
(Loss) Income from Continuing Operations before Income Taxes	(5)	35	(115)	(1)	6
(Benefit) Provision for income taxes	(3)	12	(124)	—	2
(Loss) Income from Continuing Operations	(3)	23	(111)	—	4
(Loss) Income from discontinued operations, net of income taxes	(1)	22	*	—	4
Net (Loss) Income	$(4)	$45	*	(1)%	7%

	Nine Months Ended		Increase
	September 30,		(Decrease)	% of Revenue
(In millions)	2014	2013	2014 vs. 2013	2014	2013
Revenue	$1,880	$1,760	7%	100%	100%
Cost of services rendered and products sold	983	924	6	52	52
Selling and administrative expenses	505	527	(4)	27	30
Amortization expense	39	38	3	2	2
Impairment of software and other related costs	47	—	*	2	—
Consulting agreement termination fees	21	—	*	1	—
Restructuring charges	7	4	81	—	—
Interest expense	171	186	(8)	9	11
Interest and net investment income	(7)	(6)	12	—	—
Loss on extinguishment of debt	65	—	*	3	—
Income from Continuing Operations before Income Taxes	48	88	(45)	3	5
Provision for income taxes	26	43	(40)	1	2
Income from Continuing Operations	22	44	(51)	1	3
Loss from discontinued operations, net of income taxes	(98)	(533)	*	(5)	(30)
Net Loss	$(76)	$(489)	*	(4)%	(28)%

___________________________________

*     not meaningful

Revenue

We reported revenue of $664 million and $615 million for the three months ended September 30, 2014 and 2013, respectively, and $1,880 million and $1,760 million for the nine months ended September 30, 2014 and 2013, respectively. A summary of changes in revenue for each of our reportable segments and Other Operations and Headquarters is included in the tables below. See “—Segment Review” for a discussion of the drivers of the year-over-year changes.

		American	Franchise	Other
		Home	Services	Operations and
(In millions)	Terminix	Shield	Group	Headquarters	Total
Three Months Ended September 30, 2013	$334	$219	$61	$2	$615
Pest Control	10	—	—	—	10
Termite(1)	11	—	—	—	11
Home Warranties(2)	—	26	—	—	26
Franchise-Related Revenue	—	—	3	—	3
Other	(2)	—	—	—	(2)
Three Months Ended September 30, 2014	$353	$245	$64	$2	$664

		American	Franchise	Other
		Home	Services	Operations and
(In millions)	Terminix	Shield	Group	Headquarters	Total
Nine Months Ended September 30, 2013	$1,012	$568	$175	$6	$1,760
Pest Control	20	—	—	—	20
Termite(1)	20	—	—	—	20
Home Warranties(2)	—	69	—	—	69
Franchise-Related Revenue	—	—	14	—	14
Other	(3)	—	—	(1)	(4)
Nine Months Ended September 30, 2014	$1,049	$637	$189	$5	$1,880

___________________________________

(1)	Includes wildlife exclusion, crawl space encapsulation and attic insulation products which are managed as a component of our termite line of business.

(2)	Includes approximately $18 million and $41 million for the three and nine months ended September 30, 2014, respectively, as a result of the acquisition of HSA on February 28, 2014.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $344 million and $324 million for the three months ended September 30, 2014 and 2013, respectively, and $983 million and $924 million for the nine months ended September 30, 2014 and 2013, respectively. The following tables provide a summary of changes in cost of services rendered and products sold for each of our reportable segments and Other Operations and Headquarters:

		American	Franchise	Other
		Home	Services	Operations and
(In millions)	Terminix	Shield	Group	Headquarters	Total
Three Months Ended September 30, 2013	$190	$105	$26	$3	$324
Impact of change in revenue	8	12	4	—	24
Damage claims	1	—	—	—	1
Contract claims	—	(3)	—	—	(3)
Other	(2)	1	—	(1)	(2)
Three Months Ended September 30, 2014	$197	$115	$30	$2	$344

The increase in damage claims at Terminix was primarily driven by higher claim payments. The decrease in contract claims at American Home Shield was primarily driven by lower claims costs due, in part, to an increase in the service fee charged to our customers for service visits and, to a lesser extent, mild weather conditions.

		American	Franchise	Other
		Home	Services	Operations and
(In millions)	Terminix	Shield	Group	Headquarters	Total
Nine Months Ended September 30, 2013	$556	$283	$75	$10	$924
Impact of change in revenue	16	33	12	—	61
Damage claims	4	—	—	—	4
Contract claims	—	(7)	—	—	(7)
Insurance program	—	—	—	3	3
Other	(1)	2	—	(3)	(2)
Nine Months Ended September 30, 2014	$575	$311	$87	$10	$983

The increase in damage claims at Terminix was primarily driven by higher claim payments. The decrease in contract claims at American Home Shield was primarily driven by lower claims costs due, in part, to an increase in the service fee charged to our customers for service visits and, to a lesser extent, mild weather conditions, offset, in part, by the impact of favorable adjustments to reserves for prior year contract claims of $1 million and $5 million in the nine months ended September 30, 2014 and 2013, respectively. The increased expense in our automobile, general liability and workers’ compensation insurance program was driven by adverse claims trends.

Selling and Administrative Expenses

We reported selling and administrative expenses of $176 million and $181 million for the three months ended September 30, 2014 and 2013, respectively, and $505 million and $527 million for the nine months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014 and 2013, selling and administrative expenses comprised general and administrative expenses of $65 million and $78 million, respectively, and selling and marketing expenses of $111 million and $103 million, respectively. For the nine months ended September 30, 2014 and 2013, selling and administrative expenses comprised general and administrative expenses of $205 million and $241 million, respectively, and selling and marketing expenses of $300 million and $286 million, respectively. The following tables provide a summary of changes in selling and administrative expenses for each of our reportable segments and Other Operations and Headquarters:

		American	Franchise	Other
		Home	Services	Operations and
(In millions)	Terminix	Shield	Group	Headquarters	Total
Three Months Ended September 30, 2013	$86	$62	$15	$18	$181
HSA selling and administrative expenses	—	6	—	—	6
Sales costs	2	—	—	—	2
Marketing costs	—	5	—	—	5
Technology costs	—	(2)	—	—	(2)
Key executive separation charges	(1)	—	—	—	(1)
Centers of excellence	—	—	—	(11)	(11)
Management and consulting fees	—	—	—	(2)	(2)
Other	—	(1)	—	(1)	(2)
Three Months Ended September 30, 2014	$87	$70	$15	$4	$176

The increase in selling and administrative expenses at Terminix was driven by higher sales costs, offset, in part, by a reduction in key executive transition charges. The increase in selling and administrative expenses at American Home Shield primarily included the addition of administrative costs as a result of the HSA acquisition and incremental marketing investments in our direct to consumer channel, offset, in part, by lower technology costs driven by the decision in the first quarter of 2014 to abandon its efforts to deploy a new operating system.

The decrease in selling and administrative expenses at Other Operations and Headquarters primarily included decreased costs in our centers of excellence driven by the transition of certain costs to New TruGreen, cost reductions pursuant to the termination of consulting agreements with our equity sponsors and other cost reductions achieved in the three months ended September 30, 2014.

		American	Franchise	Other
		Home	Services	Operations and
(In millions)	Terminix	Shield	Group	Headquarters	Total
Nine Months Ended September 30, 2013	$254	$178	$44	$51	$527
Cost reduction initiatives	(5)	—	—	—	(5)
HSA selling and administrative expenses	—	13	—	—	13
Sales costs	2	—	—	—	2
Marketing costs	—	6	—	—	6
Technology costs	—	(6)	—	—	(6)
Key executive separation charges	(3)	(2)	—	—	(5)
Tax-related reserves	—	3	—	—	3
Centers of excellence	—	—	—	(31)	(31)
Management and consulting fees	—	—	—	(2)	(2)
Stock-based compensation expense	—	—	—	2	2
Other	—	—	1	—	1
Nine Months Ended September 30, 2014	$248	$192	$45	$20	$505

The decrease in selling and administrative expenses at Terminix was driven by overhead cost reductions achieved in the nine months ended September 30, 2014 and a reduction in key executive transition charges, offset, in part, by higher sales costs. The increase in selling and administrative expenses at American Home Shield primarily included the addition of administrative costs as a result of the HSA acquisition and incremental marketing investments in our direct to consumer channel, offset, in part, by lower technology costs driven by the decision in the first quarter of 2014 to abandon its efforts to deploy a new operating system and a reduction in key executive separation charges.  Additionally, a $3 million reduction in tax-related reserves was recorded at American Home Shield in the nine months ended September 30, 2013 for which there was no similar adjustment recorded in the nine months ended September 30, 2014.

The decrease in selling and administrative expenses at Other Operations and Headquarters primarily included decreased costs in our centers of excellence driven by the transition of certain costs to New TruGreen, cost reductions pursuant to the termination of consulting agreements with our equity sponsors and other cost reductions achieved in the nine months ended September 30, 2014, offset, in part, by an increase in stock-based compensation expense driven by grants of options and RSUs.

Amortization Expense

During the nine months ended September 30, 2014, our portfolio of intangible assets has remained relatively stable, and, as a result, amortization expense was $13 million in each of the three month periods ended September 30, 2014 and 2013, and $39 million and $38 million in the nine months ended September 30, 2014 and 2013, respectively.

Impairment of Software and Other Related Costs

We recorded an impairment charge of $47 million in the nine months ended September 30, 2014 relating to American Home Shield’s decision, in the first quarter of 2014, to abandon its efforts to deploy a new operating system. This decision will allow us to more effectively focus our energy and resources on driving growth and serving our customers. Included in this charge are the impairment of the capitalized software of $45 million and the recognition of the remaining liabilities associated with the termination of lease, maintenance and hosting agreements totaling $2 million.

Consulting Agreement Termination Fees

On July 1, 2014, in connection with the completion of Holdings’ initial public offering, the Company paid the Equity Sponsors aggregate fees of $21 million in connection with the termination of the consulting agreements, which was recorded in the three and nine months ended September 30, 2014. See Note 15 to the unaudited condensed consolidated financial statements for more details.

Restructuring Charges

We incurred restructuring charges of $1 million for each of the three month periods ended September 30, 2014 and 2013, and $7 million and $4 million for the nine months ended September 30, 2014 and 2013, respectively. Restructuring charges were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Terminix branch optimization(1)	$—	$—	$2	$1
Franchise services group reorganization(2)	1	—	1	—
Centers of excellence initiative(3)	—	1	4	3
Total restructuring charges	$1	$1	$7	$4

___________________________________

(1)

For the nine months ended September 30, 2014, these charges included lease termination and severance costs. For the nine months ended September 30, 2013, these charges included lease termination costs.

(2)	For the three and nine months ended September 30, 2014, these charges included severance costs.

(3)

Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in the Company’s headquarters functions that provide Company-wide administrative services for our operations that we refer to as centers of excellence. For the nine months ended September 30, 2014, these charges included professional fees of $1 million and severance and other costs of $3 million. For the three months ended September 30, 2013, these charges included professional fees of $1 million.  For the nine months ended September 30, 2013, these charges included professional fees of $2 million and severance and other costs of $1 million.

Interest Expense

Interest expense was $49 million and $63 million for the three months ended September 30, 2014 and 2013, respectively, and $171 million and $186 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in interest expense was driven by the refinancing of the Old Term Facilities on July 1, 2014 and the partial redemption of the 8% 2020 Notes and the 7% 2020 Notes on July 16, 2014. See Note 10 to the unaudited condensed consolidated financial statements for more details.

Interest and Net Investment Income

Interest and net investment income was less than $1 million and $2 million for the three months ended September 30, 2014 and 2013, respectively, and  $7 million and $6 million for the nine months ended September 30, 2014 and 2013, respectively, and was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Realized gains(1)	$—	$1	$6	$4
Deferred compensation trust(2)	—	—	—	1
Other(3)	—	1	1	1
Total interest and net investment income	$—	$2	$7	$6

___________________________________

(1)	Represents the net investment gains and the interest and dividend income realized on the American Home Shield investment portfolio.

(2)

Represents investment income resulting from a change in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within income from continuing operations before income taxes).

(3)	Includes interest income on other cash balances.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $65 million was recorded in the three and nine months ended September 30, 2014 related to the partial redemption of the 8% 2020 Notes and the 7% 2020 Notes on July 16, 2014. See Note 10 to the unaudited condensed consolidated financial statements for more details.

Income from Continuing Operations before Income Taxes

Loss from continuing operations before income taxes was $5 million for the three months ended September 30, 2014, and income from continuing operations before income taxes was $35 million for the three months ended September 30, 2013. Income from continuing operations before income taxes was $48 million and $88 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in income from continuing operations before income taxes primarily reflects the net effect of year-over-year changes in the following items:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
	Compared to	Compared to
(In millions)	September 30, 2013	September 30, 2013
Reportable segments and Other Operations and Headquarters(1)	$29	$82
Interest expense(2)	14	15
Loss on extinguishment of debt(3)	(65)	(65)
Consulting agreement termination fees(4)	(21)	(21)
Impairment of software and other related costs(5)	—	(47)
Other(6)	3	(4)
Decrease in income from continuing operations before income taxes	$(40)	$(40)

___________________________________

(1)	Represents the net change in Adjusted EBITDA as described in “—Segment Review.”

(2)	Represents the net change in interest expense as described in “—Interest Expense.”

(3)	Represents the $65 million loss on extinguishment of debt recorded in the three and nine months ended September 30, 2014 as described in “—Loss on Extinguishment of Debt.”

(4)	Represents the consulting agreement termination fees of $21 million recorded in the three and nine months ended September 30, 2014 as described in “—Consulting Agreement Termination Fees.”

(5)

Represents a $47 million impairment of software and other related costs at American Home Shield recorded in the nine months ended September 30, 2014 as described in “—Impairment of Software and Other Related Costs.”

(6)	Primarily represents the net change in restructuring charges, management and consulting fees, stock-based compensation and amortization.

Provision for Income Taxes

The effective tax rate on (loss) income from continuing operations was 56.5 percent for the three months ended September 30, 2014 compared to 34.4 percent for the three months ended September 30, 2013.  The effective tax rate on loss from continuing operations for the three months ended September 30, 2014 was affected by a cumulative adjustment for tax expense for prior quarters arising from a revision in the anticipated annual effective tax rate during the three months ended September 30, 2014.

The effective tax rate on income from continuing operations was 54.3 percent for the nine months ended September 30, 2014 compared to 49.3 percent for the nine months ended September 30, 2013. The effective tax rate on income from continuing operations for the nine months ended September 30, 2014 was affected by various discrete events, including an adjustment to deferred state taxes resulting from a change in our state apportionment factors primarily attributable to the TruGreen Spin-off. The effective tax rate on income from continuing operations for the nine months ended September 30, 2013 was affected by the reclassification of the TruGreen Business to discontinued operations and the resulting impact on the allocation of the full year effective tax rate on income from continuing operations to interim periods.

Net Income (Loss)

Net loss was $4 million for the three months ended September 30, 2014 compared to net income of $45 million for the three months ended September 30, 2013. The $49 million decrease in net income was primarily driven by a $23 million reduction in income from discontinued operations, net of tax, and a $40 million decrease in income from continuing operations before income taxes, offset, in part, by a $15 million decrease in provision for income taxes.

Net loss was $76 million for the nine months ended September 30, 2014 compared to a net loss of $489 million for the nine months ended September 30, 2013. The $413 million reduction in net loss was primarily driven by a $435 million reduction in loss from discontinued operations, net of tax, and a  $17 million reduction in provision for income taxes, offset, in part, by a  $40 million decrease in income from continuing operations before income taxes.

Segment Review

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the notes to the unaudited condensed consolidated financial statements included in this report.

Revenue and Adjusted EBITDA by reportable segment and for Other Operations and Headquarters are as follows:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
(In millions)	2014	2013	(Decrease)	2014	2013	(Decrease)
Revenue:
Terminix	$353	$334	6%	$1,049	$1,012	4%
American Home Shield	245	219	12%	637	568	12%
Franchise Services Group	64	61	6%	189	175	8%
Other Operations and Headquarters	2	2	(16)%	5	6	(13)%
Total Revenue:	$664	$615	8%	$1,880	$1,760	7%
Adjusted EBITDA:(1)
Terminix	$77	$65	18%	$248	$223	11%
American Home Shield	61	54	13%	144	114	26%
Franchise Services Group	19	20	(3)%	58	57	2%
Reportable Segment Adjusted EBITDA	$157	$139	13%	$450	$395	14%
Other Operations and Headquarters(2)	(1)	(11)	95%	(7)	(34)	79%
Total Adjusted EBITDA	$157	$128	22%	$443	$361	23%

___________________________________

(1)	Presented below is a reconciliation of Adjusted EBITDA to Net (Loss) Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Adjusted EBITDA:
Terminix	$77	$65	$248	$223
American Home Shield	61	54	144	114
Franchise Services Group	19	20	58	57
Reportable Segment Adjusted EBITDA	$157	$139	$450	$395
Other Operations and Headquarters	(1)	(11)	(7)	(34)
Total Adjusted EBITDA	$157	$128	$443	$361
Depreciation and amortization expense	(25)	(25)	(76)	(74)
Non-cash impairment of software and other related costs	—	—	(47)	—
Non-cash stock-based compensation expense	(2)	(2)	(5)	(3)
Restructuring charges	(1)	(1)	(7)	(4)
Management and consulting fees	—	(2)	(4)	(5)
Consulting agreement termination fees	(21)	—	(21)	—
Loss (income) from discontinued operations, net of income taxes	(1)	22	(98)	(533)
Benefit (provision) for income taxes	3	(12)	(26)	(43)
Loss on extinguishment of debt	(65)	—	(65)	—
Interest expense	(49)	(63)	(171)	(186)
Other	1	(1)	—	(1)
Net (Loss) Income	$(4)	$45	$(76)	$(489)
(2)	Represents unallocated corporate expenses.

The table below presents selected operating metrics related to customer counts and customer retention for our Terminix and American Home Shield segments.

	As of September 30,
	2014	2013
Terminix—
Growth (Reduction) in Pest Control Customers	0.2%	(1.1)%
Pest Control Customer Retention Rate	80.2%	79.4%
Reduction in Termite Customers	(2.6)%	(2.4)%
Termite Customer Retention Rate	84.7%	85.3%
American Home Shield—
Growth (Reduction) in Home Warranties(1)	13.4%	(0.4)%
Customer Retention Rate(1)	75.4%	74.0%

___________________________________

(1)

As of September 30, 2014, excluding the impact of the HSA acquisition, the growth in home warranties and the customer retention rate for our American Home Shield segment was 3.4 percent and 75.7 percent, respectively.

Terminix Segment

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a 5.8 percent increase in revenue and an 18.3 percent increase in Adjusted EBITDA for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Revenue

Revenue by service line is as follows:

	Three Months Ended		% of
	September 30,		Revenue
(In millions)	2014	2013	2014
Pest Control	$202	$192	57%
Termite	133	122	38%
Other	18	20	5%
Total revenue	$353	$334	100%

Pest control revenue increased 5.1 percent compared to the three months ended September 30, 2013, reflecting improved price realization, the introduction of a new mosquito service and a favorable product mix. Pest control customer counts as of September 30, 2014 increased slightly compared to September 30, 2013,  driven by a decrease in new unit sales, offset by an 80 bps increase in the customer retention rate and an increase in acquisitions.

Termite revenue, including the wildlife exclusion, crawl space encapsulation and attic insulation products which are managed as a component of our termite line of business, increased 9.2 percent compared to the three months ended September 30, 2013. Termite renewal revenue comprised 50 percent of total termite revenue, while the remainder consisted of termite new unit revenue. The increase in termite revenue reflects introductions of new products (wildlife exclusion and crawlspace encapsulation), increased sales of attic insulation and improved price realization, offset, in part, by a decrease in traditional termite sales driven by mild weather conditions. Termite customer counts decreased 2.6 percent compared to September 30, 2013, driven by a decrease in traditional new unit sales and acquisitions and an 60 bps decrease in the customer retention rate, offset, in part, by the introduction of new products.

As of September 30, 2014, mosquito, wildlife exclusion and crawl space encapsulation are being offered in substantially all geographic markets in which such services are essential.  We are now focusing our efforts on increasing our market share in these product lines.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA for the three months ended September 30, 2014 compared to the three months ended September 30, 2013:

(In millions)
Three Months Ended September 30, 2013	$65
Impact of change in revenue	11
Damage claims	(1)
Selling and administrative expenses	(1)
Other	3
Three Months Ended September 30, 2014	$77

The increase in damage claims was primarily driven by higher claim payments. The increase in selling and administrative expenses was driven by higher sales costs, offset, in part, by a reduction in key executive transition charges.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

The Terminix segment reported a 3.7 percent increase in revenue and a 10.9 percent increase in Adjusted EBITDA for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Revenue

Revenue by service line is as follows:

	Nine Months Ended		% of
	September 30,		Revenue
(In millions)	2014	2013	2014
Pest Control	$569	$549	54%
Termite	428	408	41%
Other	51	54	5%
Total revenue	$1,049	$1,012	100%

Pest control revenue increased 3.6 percent compared to the nine months ended September 30, 2013, reflecting improved price realization, the introduction of a new mosquito service and a  favorable product mix.  Pest control customer counts as of September 30, 2014 were comparable to September 30, 2013, driven by a decrease in new unit sales, offset by an 80 bps increase in the customer retention rate and an increase in acquisitions.

Termite revenue, including the wildlife exclusion, crawl space encapsulation and attic insulation products which are managed as a component of our termite line of business, increased 4.8 percent compared to the nine months ended September 30, 2013. Termite renewal revenue comprised 53 percent of total termite revenue, while the remainder consisted of termite new unit revenue. The increase in termite revenue reflects introductions of new products (wildlife exclusion and crawlspace encapsulation), increased sales of attic insulation and improved price realization, offset, in part, by a decrease in traditional termite sales driven by mild weather conditions. Termite customer counts decreased 2.6 percent compared to September 30, 2013, driven by a decrease in traditional new unit sales and acquisitions and an 60 bps decrease in the customer retention rate, offset, in part, by the introduction of new products.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013:

(In millions)
Nine Months Ended September 30, 2013	$223
Impact of change in revenue	21
Damage claims	(4)
Selling and administrative expenses	6
Other	2
Nine Months Ended September 30, 2014	$248

The increase in damage claims was primarily driven by higher claim payments. The decrease in selling and administrative expenses was driven by overhead cost reductions achieved in the nine months ended September 30, 2014 and a reduction in key executive transition charges, offset, in part, by higher sales costs.

American Home Shield Segment

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

The American Home Shield segment, which provides home warranties for household systems and appliances, reported a 12.0 percent increase in revenue and a 13.2 percent increase in Adjusted EBITDA for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. On February 28, 2014, we acquired HSA, a company with 2013 revenue of approximately $62 million.  The HSA acquisition contributed approximately $18 million in revenue in the three months ended September 30, 2014.

Revenue

As of September 30, 2014 compared to September 30, 2013, customer counts increased 13.4 percent, and the customer retention rate increased 140 bps. Excluding HSA, for the same period, customer counts increased 3.4 percent, and the customer retention rate increased 170 bps. The revenue results reflect the impact of the HSA acquisition, the 3.4 percent increase in customer counts and a favorable product mix.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA for the three months ended September 30, 2014 compared to the three months ended September 30, 2013:

(In millions)
Three Months Ended September 30, 2013	$54
Impact of change in revenue	14
Contract claims	3
Selling and administrative expenses	(8)
Interest and net investment income	(1)
Other	(1)
Three Months Ended September 30, 2014	$61

The decrease in contract claims was primarily driven by lower claims costs due, in part, to an increase in the service fee charged to our customers for service visits and, to a lesser extent, mild weather conditions. The increase in selling and administrative expenses primarily included the addition of administrative costs as a result of the acquisition of HSA and incremental marketing investments in our direct to consumer channel, offset, in part, by lower technology costs driven by the decision in the first quarter of 2014 to abandon efforts to deploy a new operating system.

In the three months ended September 30, 2013, the segment’s Adjusted EBITDA included interest and net investment income from the American Home Shield investment portfolio of $1 million for which there was no similar amount recorded in the three months ended September 30, 2014.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

The American Home Shield segment reported a 12.2 percent increase in revenue and a 26.0 percent increase in Adjusted EBITDA for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The HSA acquisition contributed approximately $41 million in revenue in the nine months ended September 30, 2014.

Revenue

As of September 30, 2014 compared to September 30, 2013, customer counts increased 13.4 percent, and the customer retention rate increased 140 bps. Excluding HSA, for the same period, customer counts increased 3.4 percent, and the customer retention rate increased 170 bps. The revenue results reflect the impact of the HSA acquisition, the 3.4 percent increase in customer counts, a favorable product mix and an increase due to differences between years in the expected timing of contract claims. American Home Shield recognizes revenue over the contract period in proportion to expected direct costs.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013:

(In millions)
Nine Months Ended September 30, 2013	$114
Impact of change in revenue	36
Contract claims	7
Selling and administrative expenses	(10)
Tax-related reserves	(3)
Interest and net investment income	2
Other	(2)
Nine Months Ended September 30, 2014	$144

The decrease in contract claims was primarily driven by lower claims costs due, in part, to an increase in the service fee charged to our customers for service visits and, to a lesser extent, mild weather conditions, offset, in part, by the impact of favorable adjustments to reserves for prior year contract claims of $1 million and $5 million in the nine months ended September 30, 2014 and 2013, respectively. The increase in selling and administrative expenses primarily included the addition of administrative costs as a result of the acquisition of HSA and incremental marketing investments in our direct to consumer channel, offset, in part, by lower technology costs driven by the decision in the first quarter of 2014 to abandon efforts to deploy a new operating system and a reduction in key executive transition charges.

In the nine months ended September 30, 2014 and 2013, the segment’s Adjusted EBITDA included interest and net investment income from the American Home Shield investment portfolio of $6 million and $4 million, respectively. Additionally, a $3 million reduction in tax-related reserves was recorded in the nine months ended September 30, 2013 for which there was no similar adjustment recorded in the nine months ended September 30, 2014.

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

We recorded an impairment charge of $47 million in the nine months ended September 30, 2014 relating to this decision.

Franchise Services Group Segment

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

The Franchise Services Group segment, which consists of the ServiceMaster Restore (disaster restoration), ServiceMaster Clean (janitorial), Merry Maids (residential cleaning), Furniture Medic (furniture repair) and AmeriSpec (home inspection) businesses, reported a 6.2 percent increase in revenue and a 3.4 percent decrease in Adjusted EBITDA for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Revenue

Revenue by service line is as follows:

	Three Months Ended		% of
	September 30,		Revenue
(In millions)	2014	2013	2014
Royalty Fees	$30	$30	47%
Company-Owned Merry Maids Branches	16	16	25%
Janitorial National Accounts	10	6	16%
Sales of Products	5	6	8%
Other	3	3	5%
Total revenue	$64	$61	100%

Royalty fees and sales of products to franchisees were comparable to the three months ended September 30, 2013. Revenue from company-owned Merry Maids branches was comparable to the three months ended September 30, 2013 with customer counts down 5.9 percent compared to September 30, 2013. Revenue from janitorial national accounts increased 72.9 percent compared to the three months ended September 30, 2013, driven by strong sales activity.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA for the three months ended September 30, 2014 compared to the three months ended September 30, 2013:

(In millions)
Three Months Ended September 30, 2013	$20
Impact of change in revenue	(1)
Three Months Ended September 30, 2014	$19

The nominal impact of the increase in revenue on Adjusted EBITDA was a result of increases in relatively low margin revenue from janitorial national accounts.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

The Franchise Services Group segment reported an 8.0 percent increase in revenue and a 1.5 percent increase in Adjusted EBITDA for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Revenue

Revenue by service line is as follows:

	Nine Months Ended		% of
	September 30,		Revenue
(In millions)	2014	2013	2014
Royalty Fees	$90	$86	48%
Company-Owned Merry Maids Branches	47	47	25%
Janitorial National Accounts	25	17	13%
Sales of Products	17	16	9%
Other	10	8	5%
Total revenue	$189	$175	100%

Royalty fees increased 4.4 percent compared to the nine months ended September 30, 2013, primarily driven by increases in disaster restoration services. Revenue from company-owned Merry Maids branches decreased 1.5 percent compared to the nine months ended September 30, 2013 with customer counts down 5.9 percent compared to September 30, 2013. Revenue from janitorial national accounts increased 51.2 percent compared to the nine months ended September 30, 2013, driven by strong sales activity. Sales of products to franchisees increased 6.3 percent compared to the nine months ended September 30, 2013, driven by high franchisee demand for equipment.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013:

(In millions)
Nine Months Ended September 30, 2013	$57
Impact of change in revenue	2
Selling and administrative expenses	(1)
Nine Months Ended September 30, 2014	$58

The nominal impact of the increase in revenue on Adjusted EBITDA was a result of increases in relatively low margin revenue from janitorial national accounts and sales of products.

Other Operations and Headquarters

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

The following section discusses results for our Other Operations and Headquarters functions, which includes SMAC and our headquarters functions. Other Operations and Headquarters reported a $10 million increase in Adjusted EBITDA for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Adjusted EBITDA

The following table provides a summary of changes in Other Operations and Headquarters’ Adjusted EBITDA for the three months ended September 30, 2014 compared to the three months ended September 30, 2013:

(In millions)
Three Months Ended September 30, 2013	$(11)
Selling and administrative expenses	11
Other	(1)
Three Months Ended September 30, 2014	$(1)

 The decrease in selling and administrative expenses primarily included decreased costs in our centers of excellence driven by the transfer of employees to New TruGreen in combination with fees received under the transition services agreement with New TruGreen and other cost reductions achieved in the three months ended September 30, 2014.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Other Operations and Headquarters reported a $27 million increase in Adjusted EBITDA for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Adjusted EBITDA

The following table provides a summary of changes in Other Operations and Headquarters’ Adjusted EBITDA for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013:

(In millions)
Nine Months Ended September 30, 2013	$(34)
Insurance program	(3)
Selling and administrative expenses	31
Other	(1)
Nine Months Ended September 30, 2014	$(7)

The increased expense in our automobile, general liability and workers’ compensation insurance program was driven by adverse claims trends. The decrease in selling and administrative expenses primarily included decreased costs in our centers of excellence driven by the transfer of employees to New TruGreen in combination with fees received under the transition services agreement with New TruGreen and other cost reductions achieved in the nine months ended September 30, 2014.

Discontinued Operations

TruGreen Spin-off

On January 14, 2014, we completed the TruGreen Spin-off resulting in the spin-off of the TruGreen Business through a tax-free, pro rata dividend to our stockholders. As a result of the completion of the TruGreen Spin-off, New TruGreen operates the TruGreen Business as a private independent company.

The TruGreen Business experienced a significant downturn in recent years. From 2011 to 2013, the TruGreen Business lost 400,000 customers, or 19 percent of its customer base. The TruGreen Business’s operating margins also eroded during this time frame due to production inefficiencies, higher chemical costs and inflationary pressures, compounded by lower fixed cost leverage as falling customer counts drove revenue down. The TruGreen Business experienced revenue and Adjusted EBITDA declines of 18.6 percent and 87.6 percent, respectively, from 2011 to 2013. In light of these developments, we made the decision to effect the TruGreen Spin-off and enable our management to increase its focus on the Terminix, American Home Shield and Franchise Services Group segments, while providing New TruGreen, as an independently-operated, private company, the time and focus required to execute a turnaround. In addition, the TruGreen Spin-off was effected to enhance our ability to complete an initial public offering of our common stock and use the net proceeds primarily to reduce our indebtedness.

As a result of the TruGreen Spin-off, we were required to perform an interim impairment analysis as of January 14, 2014 on the TruGreen trade name. The assumptions were developed with the view of the TruGreen Business as a stand-alone company, resulting in an increase in the assumed discount rate of 350 bps as compared to the discount rate used in the October 1, 2013 impairment test for the TruGreen trade name. This interim impairment analysis resulted in a pre-tax non-cash trade name impairment charge of $139 million ($84 million, net of tax) to reduce the carrying value of the TruGreen trade name to its estimated fair value. This impairment charge was recorded in Loss from discontinued operations, net of income taxes, in the nine months ended September 30, 2014.

Financial Information of Discontinued Operations

(Loss) income from discontinued operations, net of income taxes, for all periods presented includes the operating results of the TruGreen Business and the previously sold businesses described in the 2014 Form S-1.

The operating results of discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Revenue	$—	$314	$6	$715
(Loss) income before income taxes(1)	(1)	22	(160)	(695)
Benefit for income taxes(1)	—	—	(62)	(162)
(Loss) income from discontinued operations, net of income taxes(1)	$(1)	$22	$(98)	$(533)

___________________________________

(1)

In the nine months ended September 30, 2014, the TruGreen Business recorded a pre-tax non-cash trade name impairment charge of $139 million ($84 million, net of tax) in discontinued operations, net of income taxes. In the nine months ended September 30, 2013, the TruGreen Business recorded a pre-tax non-cash goodwill and trade name impairment charge of $673 million ($521 million, net of tax) in discontinued operations, net of income taxes.

Liquidity and Capital Resources

Liquidity

We are highly leveraged, and a substantial portion of our liquidity needs are due to service requirements on our significant indebtedness. The agreements governing the 2020 Notes and the New Credit Facilities contain covenants that limit or restrict the ability of SvM and certain of its subsidiaries to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of September 30, 2014, SvM was in compliance with the covenants under the agreements that were in effect on such date.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under our credit facilities. We expect that cash provided from operations and available capacity under the New Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. On July 1, 2014, in connection with Holdings’ initial public offering, SvM terminated its then existing credit agreements governing its then existing revolving credit facility and entered into a $300 million New Revolving Credit Facility maturing 2019. As of September 30, 2014, SvM had $300 million of remaining capacity available under the New Revolving Credit Facility.

Cash and short- and long-term marketable securities totaled $387 million as of September 30, 2014, compared with $633 million as of December 31, 2013. As described below, on July 1, 2014, $243 million of available cash, together with borrowings under the New Term Loan Facility and $120 million of net proceeds from Holdings’ initial public offering, was used to repay in full the $2,187 million outstanding under the Old Term Facilities, and $42 million of available cash was used to pay debt issuance costs of $24 million and to pay original issue discount of $18 million in connection with the New Term Loan Facility.  In addition, on July 16, 2014, SvM used proceeds from Holdings’ initial public offering to redeem $210 million of the 8% 2020 Notes and $263 million of the 7% 2020 Notes. In connection with the redemption of the 8% 2020 Notes and the 7% 2020 Notes, SvM was required to pay a pre-payment premium of $17 million and $18 million, respectively, and accrued interest of $7 million and $8 million, respectively.

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

Under the terms of our fuel swap contracts, we are required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances when required by the counterparty. As of September 30, 2014, the estimated fair value of our fuel swap contracts was a net liability of $1 million, and we had posted $1 million in letters of credit as collateral under our fuel hedging program, none of which were issued under SvM’s New Revolving Credit Facility. The continued use of letters of credit for this purpose in the future could limit SvM’s ability to post letters of credit for other purposes and could limit SvM’s borrowing availability under its revolving credit facilities. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

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

Term Loan Facility

On July 1, 2014, in connection with Holdings’ initial public offering, SvM terminated its then existing credit agreements governing its Old Term Facilities and entered into a $1,825 million New Term Loan Facility maturing 2021. Borrowings under the New Term Loan Facility, together with $243 million of available cash and $120 million of net proceeds of the initial public offering, were used to repay in full the $2,187 million outstanding under the Old Term Facilities. In addition, $42 million of available cash was used to pay debt issuance costs of $24 million and to pay original issue discount of $18 million in connection with the New Term Loan Facility.

On July 23, 2014, SvM entered into two four-year interest rate swap agreements effective August 1, 2014. The aggregate notional amount of the agreements was $300 million. Under the terms of the agreements, SvM will pay a weighted-average fixed rate of interest of 1.786 percent on the $300 million notional amount, and SvM will receive a floating rate of interest (based on one-month LIBOR) on the notional amount. Therefore, during the term of the agreements, the effective interest rate on $300 million of the New Term Loan Facility is fixed at a rate of 1.786 percent, plus the incremental borrowing margin of 3.25 percent.

On July 23, 2014, SvM entered into three forty-one month interest rate swap agreements effective March 1, 2015. The aggregate notional amount of the agreements was $400 million. Under the terms of the agreements, SvM will pay a weighted-average fixed rate of interest of 1.927 percent on the $400 million notional amount, and SvM will receive a floating rate of interest (based on one-month LIBOR) on the notional amount. Therefore, during the term of the agreements, the effective interest rate on $400 million of the New Term Loan Facility is fixed at a rate of 1.927 percent, plus the incremental borrowing margin of 3.25 percent.

Senior Notes

On July 16, 2014, SvM used proceeds from Holdings’ initial public offering to redeem $210 million of its outstanding 8% 2020 Notes and $263 million of its 7% 2020 Notes. In connection with the redemption of the 8% 2020 Notes and the 7% 2020 Notes, SvM was required to pay a pre-payment premium of $17 million and $18 million, respectively, and accrued interest of $7 million and $8 million, respectively.

Fleet and Equipment Financing Arrangements

SvM has entered into the Fleet Agreement which, among other things, allows us to obtain fleet vehicles through a leasing program. We expect to fulfill substantially all of our vehicle fleet needs in 2014 through the leasing program under the Fleet Agreement. For the nine months ended September 30, 2014, we acquired $12 million of vehicles under the Fleet Agreement leasing program. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement. We anticipate that new lease financings under the Fleet Agreement for the full year 2014 will range from approximately $15 million to $20 million.

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

Furthermore, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payment of ordinary and extraordinary dividends by our home warranty and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of September 30, 2014, the total net assets subject to these third-party restrictions was $184 million. We expect that such limitations will be in effect through the end of 2014. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

We consider undistributed earnings of our foreign subsidiaries as of September 30, 2014 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $22 million and $14 million as of September 30, 2014 and December 31, 2013, respectively. We have not repatriated, nor do we anticipate the need to repatriate, funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized in the following table.

	Nine Months Ended
	September 30,
(In millions)	2014	2013
Net cash provided from (used for):
Operating activities	$132	$127
Investing activities	(51)	(81)
Financing activities	(274)	(60)
Discontinued operations	(15)	(52)
Cash increase (decrease) during the period	$(208)	$(66)

Operating Activities

Net cash provided from operating activities from continuing operations increased $5 million to $132 million the nine months ended September 30, 2014  compared to $127 million for the nine months ended September 30, 2013.

Net cash provided from operating activities for the nine months ended September 30, 2014 was comprised of $203 million in earnings adjusted for non-cash charges, offset, in part, by a $72 million increase in cash required for working capital  (a  $27 million increase excluding the working capital impact of accrued interest, restructuring and taxes). Working capital requirements for the nine months ended September 30, 2014 were negatively impacted by the timing of interest payments on the 2020 Notes, payments of accrued interest attributable to the principal pay down of debt, payments related to settlements of certain legal related matters and normal seasonal activity.

Net cash provided from operating activities for the nine months ended September 30, 2013 was comprised of $164 million in earnings adjusted for non-cash charges, offset, in part, by a $37 million increase in cash required for working capital  (a  $2 million increase excluding the working capital impact of accrued interest, restructuring and taxes). Working capital requirements for the nine months ended September 30, 2013 were impacted by normal seasonal activity, offset, in part, by the impact of improved payment terms with certain of our vendors and increased accruals for compensation and insurance related payments.  In addition, working capital requirements were negatively impacted by the timing of interest payments on the 2020 Notes.

Investing Activities

Net cash used for investing activities from continuing operations was $51 million for the nine months ended September 30, 2014 compared to $81 million for the nine months ended September 30, 2013.

Capital expenditures decreased to $29 million for the nine months ended September 30, 2014 from $38 million in the nine months ended September 30, 2013 and included recurring capital needs and information technology projects. We anticipate that capital expenditures for the full year 2014 will range from approximately $40 million to $50 million, reflecting recurring needs and the continuation of investments in information systems and productivity enhancing technology. We expect to fulfill our ongoing vehicle fleet needs through vehicle capital leases. The Company has no additional material capital commitments at this time.

Cash payments for acquisitions for the nine months ended September 30, 2014 totaled $52 million, compared with $22 million for the nine months ended September 30, 2013. On February 28, 2014, we acquired HSA, based in Madison, Wisconsin, for cash consideration of $32 million. Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. We expect to continue our tuck-in acquisition program at levels consistent with prior periods.

Cash flows provided from notes receivable, financial investments and securities, net, for the nine months ended September 30, 2014 were $30 million and were primarily driven by the sale of marketable securities at American Home Shield. Cash flows used for notes receivable, financial investments and securities, net, for the nine months ended September 30, 2013 were $22 million and were primarily driven by increased investments in marketable securities at American Home Shield.

Cash flows provided by notes receivable from affiliate at SvM of $14 million and used for notes receivable from affiliate at SvM of $12 million for the nine months ended September 30, 2014 and 2013, respectively, reflect amounts provided under the revolving promissory note with Holdings. See Note 15 to the unaudited condensed consolidated financial statements for further details.

Financing Activities

Net cash used for financing activities from continuing operations was $274 million for the nine months ended September 30, 2014 compared to $60 million for the nine months ended September 30, 2013.

On July 1, 2014, Holdings completed the offering of 41,285,000 shares of its common stock at a price of $17.00 per share, and SvM terminated its existing credit agreements governing its Old Term Facilities and entered into a New Term Loan Facility. The net proceeds and use of proceeds in connection with the offering and related refinancing, which are included in financing activities from continuing operations during the nine months ended September 30, 2014, are as follows:

(In millions)
Net proceeds from offering	$663
Borrowings under the New Term Loan Facility	1,825
Repayment of the Old Term Facilities	(2,187)
Partial redemption of 8% 2020 Notes	(210)
Partial redemption of 7% 2020 Notes	(263)
Original issue discount paid in connection with New Term Loan Facility	(18)
Debt issuance costs paid in connection with Term Loan Facility	(24)
Net cash used for financing activities in connection with the initial public offering	$(214)

In addition to the aforementioned financing activities in connection with Holdings’ initial public offering, during the nine months ended September 30, 2014, SvM made scheduled principal payments on long-term debt of $27 million and contributed $35 million to New TruGreen in connection with the TruGreen Spin-off. Additionally, Holdings paid $5 million for the purchase of common stock and restricted stock units or “RSUs” and received $8 million from the issuance of common stock during the nine months ended September 30, 2014.

During the nine months ended September 30, 2013, SvM made scheduled principal payments on long-term debt of $28 million and made payments on other long-term financing obligations of $4 million, paid $12 million in original issue discount, paid debt issuance costs of $6 million and borrowed an incremental $1 million. Additionally, Holdings paid $14 million for the purchase of common stock and RSUs and received $4 million from the issuance of common stock during the nine months ended September 30, 2013.

Contractual Obligations

SvM’s 2013 Form 10-K and Holdings’ 2014 Form S-1 include disclosures of our contractual obligations and commitments as of December 31, 2013. We continue to make the contractually required payments, and, therefore, the 2014 obligations and commitments as listed in SvM’s 2013 Form 10-K and Holdings’ 2014 Form S-1 have been reduced by the required payments. Additionally, the TruGreen Spin-off has reduced our contractual obligations and commitments as reported as of December 31, 2013. While contractual obligations relating to principal repayments, estimated interest payments, non-cancelable operating leases and other long-term liabilities of the TruGreen Business are separately identifiable and were transferred to New TruGreen pursuant to the separation and distribution agreement, purchase obligations generally relate to Company-wide spend and commitments of multiple business segments and, therefore, the obligations which were transferred to New TruGreen are more difficult to separately identify and are included in costs under the transition services agreement. We are in the process of negotiating the transfers of these contractual obligations to New TruGreen. The impact of the TruGreen Spin-off was the only material change in our previously disclosed contractual obligations and commitments during the nine months ended September 30, 2014.  Immediately following Holdings’ initial public offering, SvM terminated its Old Term Facilities, entered into the New Credit Facilities and, on July 16, 2014 redeemed $210 million of the 8% 2020 Notes and $263 million of the 7% 2020 Notes. See “—Term Loan Facility” and “—Senior Notes” above for details on debt payments made during July 2014.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any significant off-balance sheet arrangements.

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

Regulatory Matters

In April 2014, the Bureau of Consumer Financial Protection (the “CFPB”) issued a Civil Investigative Demand to American Home Shield seeking documents and information to determine whether home warranty providers or other unnamed persons have engaged or are engaging in unlawful acts and practices in connection with referral arrangements and relationships in violation of the Real Estate Settlement Procedures Act and its implementing regulation (“RESPA”) and other laws enforceable by the CFPB. American Home Shield believes that it has complied with RESPA and other laws applicable to American Home Shield’s home warranty business. If the CFPB determines to bring an enforcement action, it could include demands for money penalties, changes to certain of American Home Shield’s business practices and customer restitution or disgorgement.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” in the 2014 Form S-1, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•	weakening general economic conditions, especially as they may affect home sales, unemployment and consumer confidence or spending levels;

•	our ability to successfully implement our business strategies;

•	adverse credit and financial markets impeding access, increasing financing costs or causing our customers to incur liquidity issues leading to some of our services not being purchased or cancelled;

•	increases in interest rates increasing the cost of servicing our substantial indebtedness;

•	increases in prices for fuel and raw materials;

•	changes in the source and intensity of competition in our market segments;

•	adverse weather conditions;

•	our ability to attract and retain key personnel, including our ability to attract, retain and maintain positive relations with trained workers and third-party contractors;

•	our franchisees and third-party distributors and vendors taking actions that harm our business or if ServiceMaster were held responsible for liabilities related to franchisee operations;

•	disruptions or failures in our information technology systems and our failure to protect the security of personal information about our customers;

•	changes in our services or products;

•	our ability to protect our intellectual property and other material proprietary rights;

•	negative reputational and financial impacts resulting from future acquisitions or strategic transactions;

•	laws and governmental regulations increasing our legal and regulatory expenses;

•	lawsuits, enforcement actions and other claims by third-parties or governmental authorities;

•	compliance with, or violation of, environmental, health and safety laws and regulations;

•	increased borrowing costs due to lowering or withdrawal of the ratings, outlook or watch assigned to our debt securities;

•	restrictions contained in our debt agreements;

•	our recognition of future impairment charges;

•	our ability to refinance all or a portion of our indebtedness or obtain additional financing; and

•	other factors described in this report and from time to time in documents that we file with the SEC.

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

We do not hold or issue derivative financial instruments for trading or speculative purposes. We have entered into specific financial arrangements, primarily fuel swap agreements and interest rate swap agreements, in the normal course of business to manage certain market risks, with a policy of matching positions and limiting the terms of contracts to relatively short durations. The effect of derivative financial instrument transactions could have a material impact on our financial statements.

Interest Rate Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. In our opinion, the market risk associated with debt obligations and other significant instruments as of September 30, 2014 has not materially changed from December 31, 2013 (see Item 7A of the 2013 Form 10-K).

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 12 million gallons of fuel in 2014. As of September 30, 2014, a ten percent change in fuel prices would result in a change of approximately $4 million in our annual fuel cost before considering the impact of fuel swap contracts. Our exposure to changes in fuel prices has not significantly changed our per gallon fuel costs since December 31, 2013.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of September 30, 2014, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $22 million, maturing through 2015. The estimated fair value of these contracts as of September 30, 2014 was a net liability of $1 million. These fuel swap contracts provide a fixed price for approximately 66 and 38 percent of our estimated fuel usage for the remainder of 2014 and 2015, respectively.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

ServiceMaster Global Holdings, Inc.

Holdings’ Chief Executive Officer, Robert J. Gillette, and Holdings’ Senior Vice President and Chief Financial Officer, Alan J. M. Haughie, have evaluated Holdings’ disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Gillette and Haughie have concluded that both the design and operation of Holdings’ disclosure controls and procedures were effective as of September 30, 2014.

The ServiceMaster Company, LLC

SvM’s Chief Executive Officer, Robert J. Gillette, and SvM’s Senior Vice President and Chief Financial Officer, Alan J. M. Haughie, have evaluated SvM’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Gillette and Haughie have concluded that both the design and operation of SvM’s disclosure controls and procedures were effective as of September 30, 2014.

(b) Changes in internal control over financial reporting

No changes in Holdings’ or SvM’s internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the third quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, Holdings’ or SvM’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF REGISTERED SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Maximum number
			Total number of	(or approximate
			shares purchased as	dollar value) of shares
			part of publicly	that may yet be
	Total number of	Average price	announced plans or	purchased under the
Period	shares purchased(1)	paid per share	programs	plans or programs
July 1, 2014 through July 31, 2014	28,368	$19.49	N/A	N/A
Aug 1, 2014 through Aug 31, 2014	—	$—	N/A	N/A
Sept 1, 2014 through Sept 30, 2014	—	$—	N/A	N/A
Total	28,368	$19.49	N/A	N/A

___________________________________

(1)	All shares were acquired from employees upon net settlement of options to cover withholding tax obligations.

ITEM 5.  OTHER INFORMATION

Executive Compensation

On October 29, 2014 and effective as of October 31, 2014, the Compensation Committee approved the award of 45,872 restricted stock units (“RSUs”) and the grant of 92,670 options to acquire shares of common stock (“Options”) of the Company (such Options having an exercise price of $23.98 per share) to Mark J. Barry in connection with his new duties and responsibilities as Group President, American Home Shield & Franchise Services Group. The RSUs will vest in three equal installments on the first three anniversaries of the grant date, subject to Mr. Barry’s continued employment with the Company.  The Options will vest in four equal installments on the first four anniversaries of the grant date, subject to Mr. Barry’s continued employment with the Company.

Shareholder Proposals

We intend to hold our first Annual Meeting of Shareholders (the “Annual Meeting”) no earlier than April 20, 2015 and no later than June 1, 2015, with the exact date, time and location to be determined and specified in our proxy statement related to the Annual Meeting.

Under the Securities and Exchange Commission’s proxy rules, we have set the deadline for submission of proposals to be included in our proxy materials for the Annual Meeting as the close of business on February 1, 2015, assuming the outer date of June 1, 2015.   Accordingly, in order for a shareholder proposal to be considered for inclusion in our proxy materials for the Annual Meeting, the proposal must be received by our Corporate Secretary, ServiceMaster Global Holdings, Inc., 860 Ridge Lake Boulevard, Memphis, Tennessee 38120, on or before the close of business on February 1, 2015, and must comply with the procedures and requirements set forth in Rule 14a-8 under the Securities Exchange Act of 1934, as amended.

In accordance with the advance notice requirements contained in our second amended and restated bylaws, for director nominations or other business to be brought before the Annual Meeting by a shareholder, other than Rule 14a-8 proposals described above, written notice must be delivered no earlier than on January 15, 2015, and no later than the close of business on February 14, 2015, to our Corporate Secretary, ServiceMaster Global Holdings, Inc., 860 Ridge Lake Boulevard, Memphis, Tennessee 38120. These shareholder notices also must comply with the requirements of our second amended and restated bylaws and will not be effective otherwise.

ITEM 6. EXHIBITS

Exhibit Number	Description
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

___________________________________

# Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2014

SERVICEMASTER GLOBAL HOLDINGS, INC.
(Registrant)

	By:	/s/ Alan J. M. Haughie
Alan J. M. Haughie
Senior Vice President and Chief Financial Officer

Date: November 3, 2014

THE SERVICEMASTER COMPANY, LLC
(Registrant)

	By:	/s/ Alan J. M. Haughie
Alan J. M. Haughie
Senior Vice President and Chief Financial Officer