Form 10-K
period 2014-12-31
SERVICEMASTER GLOBAL HOLDINGS INC; SERVICEMASTER CO, LLC
filed 2015-03-02
CIK 1428875, 1052045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-K

________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

901-597-1400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

ServiceMaster Global Holdings, Inc.: Common stock, par value $0.01 per share The ServiceMaster Company, LLC	New York Stock Exchange None
(Title of Each Class)	(Name of Each Exchange on which Registered)

 Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2014, there were 91,903,152 shares of common stock of Holdings outstanding (as Holdings’ initial public offering did not close until July 1, 2014 when Holdings issued an additional 41,285,000 shares), and the aggregate market value of the voting stock held by non-affiliates of Holdings (assuming only for purposes of this computation that the CD&R Funds and the StepStone Funds  (each as defined below), directors and executive officers may be affiliates) was approximately $321 million based on the closing price of Holdings’ common stock on the NYSE on June 30, 2014.

The number of shares of the registrants’ common stock outstanding as of February 25, 2015:

ServiceMaster Global Holdings, Inc.	134,476,512 shares of common stock, par value $0.01 per share

The ServiceMaster Company, LLC is a privately held limited liability company, and its membership interests are not publicly traded. At February 25, 2015, all of the registrant’s membership interests were owned by CDRSVM Holding, LLC.

The ServiceMaster Company, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format applicable to The ServiceMaster Company, LLC.

Documents incorporated by reference:

Portions of ServiceMaster Global Holdings, Inc.'s proxy statement to be filed with the Securities and Exchange Commission in connection with ServiceMaster Global Holdings, Inc.'s 2015 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of ServiceMaster Global Holdings, Inc.'s fiscal year ended December 31, 2014.

EXPLANATORY NOTE

This Form 10-K is a combined annual report being filed separately by two registrants: ServiceMaster Global Holdings, Inc. and The ServiceMaster Company, LLC. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to ServiceMaster Global Holdings, Inc., any reference to “SvM” refers to The ServiceMaster Company, LLC, the indirect wholly-owned subsidiary of Holdings, and any references to “ServiceMaster,” the “Company,” “we,” “us,” and “our” refer to ServiceMaster Global Holdings, Inc. together with its direct and indirect subsidiaries, including SvM. Each registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such registrant. Each registrant hereto is not filing any information that does not relate to such registrant, and therefore makes no representation as to any such information.

PART I

ITEM 1.    BUSINESS

The following discussion of our business contains "forward-looking statements," as discussed in Part II, Item 7 below. Our business, operations and financial condition are subject to various risks as set forth in Part I, Item 1A below. The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and related notes and the Risk Factors included elsewhere in this Annual Report on Form 10-K.

Overview

ServiceMaster is a leading provider of essential residential and commercial services, operating through an extensive service network of more than 8,000 company‑owned locations and franchise and license agreements. Our mission is to simplify and improve the quality of our customers’ lives by delivering services that help them protect and maintain their homes or businesses, typically their most highly valued assets. We have leading market positions across the majority of the markets we serve, as measured by customer‑level revenue. Our portfolio of well‑recognized brands includes Terminix (termite and pest control), American Home Shield (home warranties), ServiceMaster Restore (disaster restoration), ServiceMaster Clean (janitorial), Merry Maids (residential cleaning), Furniture Medic (furniture repair) and AmeriSpec (home inspections). We serve our residential and commercial customers through an employee base of approximately 13,000 company associates.

Approximately 98 percent of our 2014 revenue was generated by sales in the United States. A significant portion of our assets is located in the United States, and the consolidated value of all assets located outside of the United States is not material. Organized in Delaware in 2013, ServiceMaster is the successor to various entities dating back to 1947. Financial information for each reportable segment and Corporate for 2014, 2013 and 2012 is contained in Note 3 to the consolidated financial statements.

We believe that our customers understand the financial and reputational risks associated with inadequate maintenance of their homes or businesses and that our high‑quality, professional services are low‑cost expenditures when compared to the alternative of failing to perform essential maintenance. We strive to be the service provider of choice and believe our customers have recognized our value proposition, as evidenced by our long‑standing customer relationships and the high rate at which our customers renew their contracts from year to year. As of December 31, 2014, in Terminix, our customer retention rate for termite and other services was 85 percent and our pest control customer retention rate was 79 percent, and in our American Home Shield segment, our customer retention rate was 75 percent.

We have significant size and scale, which we believe give us a number of competitive advantages. Terminix is the largest termite and pest control business in the United States, as measured by customer‑level revenue, and serves approximately 2.8 million customers across 47 states and the District of Columbia through approximately 285 company‑owned locations and approximately 25 franchise agreements. Additionally, we estimate American Home Shield to be approximately four to five times larger than its nearest competitors, as measured by revenue. American Home Shield serves approximately 1.5 million residential customers across all 50 states and the District of Columbia through a network of approximately 11,000 pre‑screened independent home service contractor firms. Our Franchise Services Group serves both residential and commercial customers across all 50 states and the District of Columbia through approximately 4,300 franchise agreements and approximately 70 company‑owned locations. We believe our significant size and scale provide a competitive advantage in our purchasing power, route density, and marketing and operating efficiencies compared to smaller local and regional competitors. Our scale also facilitates the standardization of processes, shared learning and talent development, across our entire organization.

We believe our businesses are strategically positioned to benefit from a number of favorable demographic and secular trends. These trends include growth in population, household formation and new and existing home sales. In addition, we believe there is increasing demand for outsourced services, fueled by a trend toward “do‑it‑for‑me” as a result of an aging population and shifts in household structure and behaviors, such as dual‑income families and consumers with “on‑the‑go” lifestyles.

Reverse Stock Split

On June 13, 2014, we effected a 2-for-3 reverse stock split of our common stock. Holdings’ accompanying consolidated financial statements and notes thereto give retroactive effect to the reverse stock split for all periods presented.

Initial Public Offering

On June 25, 2014, our registration statement on Form S-1 for Holdings’ initial public offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). On July 1, 2014, we completed the offering of 41,285,000 shares of our common stock at a price of $17.00 per share.

Secondary Public Offering

On February 4, 2015, Holdings’ registration statement on Form S-1 was declared effective by the SEC for a secondary offering of its common stock. Holdings registered on behalf of certain stockholders the offering and sale of 25,000,000 shares of common stock and an additional 3,750,000 shares of common stock sold to the underwriters pursuant to an option to purchase additional shares. On February 10, 2015, the selling stockholders completed the offering of 25,000,000 shares of common stock at a price of $29.50 per share. On February 13, 2015, the selling stockholders completed the offering of an additional 3,750,000 shares of common stock at a price of $29.50 per share pursuant to the underwriters’ option to purchase additional shares. Holdings did not receive any of the proceeds from the aggregate 28,750,000 shares of common stock sold by the selling stockholders.

Refinancing of Indebtedness

On July 1, 2014, in connection with Holdings’ initial public offering, SvM terminated its existing credit agreements governing its then-existing term loan facility, the pre-funded letter of credit facility (together, the “Old Term Facilities”) and the then-existing revolving credit facility (the “Old Revolving Credit Facility” and, together with the Old Term Facilities, the “Old Credit Facilities”) and entered into a new credit agreement with respect to a new $1,825 million term loan facility maturing July 1, 2021 (the “Term Loan Facility”) and a new $300 million revolving credit facility maturing July 1, 2019 (the “Revolving Credit Facility”) (together with the Term Loan Facility, the “Credit Facilities”). Borrowings under the Term Loan Facility, together with $243 million of available cash and $120 million of net proceeds of the initial public offering, were used to repay in full the $2,187 million outstanding under the Old Term Facilities. In addition, $42 million of available cash was used to pay debt issuance costs of $24 million and to pay original issue discount of $18 million in connection with the Term Loan Facility.

On July 16, 2014, SvM used proceeds from Holdings’ initial public offering to redeem $210 million of its outstanding 8% senior notes due 2020 (the “8% 2020 Notes”) and $263 million of its outstanding 7% senior notes due 2020 (the “7% 2020 Notes”) (together with the 8% 2020 Notes, the “2020 Notes). In connection with the partial redemption of the 8% 2020 Notes and the 7% 2020 Notes, SvM was required to pay a pre-payment premium of $17 million and $18 million, respectively, and accrued interest of $7 million and $8 million, respectively.

In connection with the partial redemption of the 8% 2020 Notes and 7% 2020 Notes and the repayment of the Old Term Facilities, we recorded a loss on extinguishment of debt of $65 million in the year ended December 31, 2014, which included the pre-payment premiums on the 8% 2020 Notes and 7% 2020 Notes of $17 million and $18 million, respectively, and the write-off of $30 million of debt issuance costs.

On February 17, 2015, SvM redeemed $190 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount using available cash. In connection with the partial redemption, we expect to record a loss on extinguishment of debt of approximately $13 million in the first quarter of 2015, which includes a pre-payment premium of $11 million and the write-off of approximately $2 million of debt issuance costs.

On March 2, 2015, SvM issued a conditional notice of redemption to redeem $200 million in aggregate principal amount of the 8% 2020 Notes at a redemption price of 106.0% of the principal amount thereof on April 1, 2015, assuming the conditions are satisfied on or prior to April 1, 2015. SvM intends to fund the redemption using incremental commitments under SvM’s Term Loan Facility. In connection with the redemption, we expect to record a loss on extinguishment of debt of approximately $14 million in the second quarter of 2015, which includes a pre‑payment premium of $12 million and the write‑off of approximately $2 million of debt issuance costs.

Ownership

On July 24, 2007, we were taken private pursuant to a merger transaction, and, following the completion of the merger and other subsequent transactions and prior to Holdings’ initial public offering, the significant majority of Holdings’ outstanding common stock was owned by investment funds managed by, or affiliated with, Clayton, Dubilier & Rice, LLC ("CD&R" or the "CD&R Funds"), JPMorgan Chase Funding Inc. ("JPMorgan"), StepStone Group LP ("StepStone"), the investment funds managed by StepStone (the “StepStone Funds”) and Ridgemont Partners Secondary Fund I, L.P. ("Ridgemont") (collectively, the "Equity Sponsors"). Upon completion of Holdings’ initial public offering on July 1, 2014 and the secondary public offering in February 2015, the Equity Sponsors continued to hold approximately 42 percent of Holdings’ common stock. See “—Initial Public Offering” and “—Secondary Offering” for further details on our ownership structure.

Our Market Opportunity

Termite and Pest Control Industry

The outsourced market for residential and commercial termite and pest control services in the United States was approximately $7 billion in 2013, according to Specialty Products Consultants, LLC. We estimate that there are approximately 20,000 U.S. termite and pest control companies, nearly all of which have fewer than 100 employees.

Termites are responsible for an estimated $5 billion in home damage in the United States annually, according to the National Pest Management Association’s 2012 survey. The termite control industry provides treatment and inspection services to residential and commercial property owners for the remediation and prevention of termite infestations. We believe homeowners value quality and reliability over price in choosing professional termite control services, as the cost of most professional treatments is well below the potential cost of inaction or ineffective treatment. As a result, we believe the demand for termite remediation services is relatively insulated from changes in consumer spending. In addition to remediation services, the termite control industry offers periodic termite inspections and preventative treatments to residential and commercial property owners in areas with high termite activity, typically through annual contracts. These annual contracts may carry guarantees that protect the property owner against the cost of structural damage caused by a termite infestation. Termites can cause significant damage to a structure before becoming visible to the untrained eye, highlighting the value proposition of professional preventative termite services. As a result, the termite control industry experiences high renewal rates on annual preventative inspection and treatment contracts, and revenues from such contracts are generally stable and recurring.

Pest infestations may damage a home or business while also carrying the risk of the spread of diseases. Moreover, for many commercial facilities, pest control is essential to regular operations and regulatory compliance (e.g., hotels, restaurants and healthcare facilities). As a result of these dynamics, the pest control industry experiences high rates of renewal for its pest inspection and treatment contracts. Pest control services are often delivered on a contracted basis through regularly scheduled service visits, which include an inspection of premises and application of pest control materials. According to the National Pest Management Association’s 2014 survey, approximately 35 percent of U.S. households currently use a professional pest exterminator.

Both termite and pest activity are affected by weather. Termite activity peaks during the springtime “swarm,” the timing and intensity of which varies based on weather. Similarly, pest activity tends to accelerate in the spring months when warmer temperatures arrive in many U.S. regions. However, the high proportion of termite and pest control services which are contracted and recurring, as well as the high renewal rates for those services, limit the effect of weather anomalies on the termite and pest control industry in any given year.

Home Warranty Industry

We estimate that the U.S. home warranty market had total revenue of approximately $2 billion in 2014. The home warranty market is characterized by low household penetration, which we estimate to be approximately three to four percent. The home warranty industry offers plans that protect a homeowner against costly repairs or replacement of household systems and appliances. Typically having a one‑year term, coverage varies based on a menu of plan options. The most commonly covered items include electrical, plumbing, central heating and air conditioning (HVAC) systems, water heaters, refrigerators, dishwashers and ovens/cook tops. The home warranty industry is characterized by a high level of customer interaction and service requirements. This combination of a high‑touch/high‑service business model and the peace of mind it delivers to the customer has led to high renewal rates in the home warranty industry.

As consumer demand shifts towards more outsourced services, we believe that there is an opportunity for American Home Shield, a reliably scaled service provider with a national, pre‑screened contractor network, to increase market share and household penetration. Additionally, we believe that increasingly complex household systems and appliances may further highlight the value proposition of professional repair services and, accordingly, the coverage offered by a home warranty.

One of the drivers of sales of new home warranties is the number of existing homes sold in the United States, since a home warranty is often recommended by a real estate sales professional or offered by the seller of a home in conjunction with a real estate resale transaction. According to the National Association of Realtors, existing home resales, as measured in units, increased by approximately nine percent in 2013. Approximately 20 percent of the revenue of American Home Shield for the year ended December 31, 2014 was tied directly to existing home resale transactions.

Key Franchise Services Group Industries

Disaster Restoration (ServiceMaster Restore).  We estimate that the U.S. disaster restoration market is approximately $39 billion, approximately two‑thirds of which is related to residential customers and the remainder related to commercial customers. Most emergency response work results from emergency situations for residential and commercial customers, such as fires and flooding. Extreme weather events and natural disasters also provide demand for emergency response work. Critical factors in the selection of an emergency response firm are the firm’s reputation, relationships with insurers, available resources, proper insurance and credentials, quality of service, timeliness and responsiveness. This market is highly fragmented, with two large players, including ServiceMaster Restore, and we believe there are opportunities for growth for scaled service providers.

Janitorial (ServiceMaster Clean).  We estimate that the U.S. janitorial services market was approximately $50 billion in 2013. The market is highly fragmented with more than 800,000 companies competing in the janitorial space, a significant majority of which have five or fewer employees.

Residential Cleaning (Merry Maids).  We estimate that the U.S. residential professional cleaning services market was approximately $3.7 billion in 2013. Competition in this market comes mainly from local, independently owned firms, and from a few national companies.

Our Competitive Strengths

#1 Market Positions in Large, Fragmented and Growing Markets.  We are the leading provider of essential residential and commercial services in the majority of markets in which we operate. Our markets are generally large, growing and highly fragmented, and we believe we have significant advantages over smaller local and regional competitors. We have spent decades developing a reputation built on reliability and superior quality and service. As a result, we enjoy high unaided brand awareness and a reputation for high‑quality customer service, which serve as key drivers of our customer acquisition efforts. Our nationwide presence also allows our brands to effectively serve both local residential customers and large national commercial accounts and to capitalize on lead generation sources that include large real estate agencies, financial institutions and insurance carriers. We believe our significant size and scale also provide a competitive advantage in our purchasing power, route density, and marketing and operating efficiencies compared to smaller local and regional competitors. Our scale also facilitates the standardization of processes, shared learning and talent development across our entire organization.

Diverse Revenue Streams Across Customers and Geographies.  ServiceMaster is diversified in terms of customers and geographies. We operate in all 50 states and the District of Columbia. Our Terminix business, which accounted for 56 percent of our revenue in 2014 served approximately 2.8 million customers. American Home Shield, which accounted for 34 percent of our revenue in 2014 responded to nearly three million service requests from approximately 1.5 million customers. Our diverse customer base and geographies help to mitigate the effect of adverse market conditions and other risks in any particular geography or customer segment we serve. We therefore believe that the size and scale of our company provide us with added protection from risk relative to our smaller local and regional competitors.

High‑Value Service Offerings Resulting in High Retention and Recurring Revenues.  We believe our high annual customer retention demonstrates the highly valued nature of the services we offer and the high level of execution and customer service that we provide. As of December 31, 2014, in Terminix, our customer retention rate for termite and other services was 85 percent and our pest control customer retention rate was 79 percent, and in our American Home Shield segment, our customer retention rate was 75 percent. Many of our technicians have built long‑standing, personal relationships with their customers. We believe these personal bonds, often forged over decades, help to drive customer loyalty and retention. As a result of our strong retention rates and long‑standing customer relationships, we enjoy significant visibility and stability in our business, and these factors limit the effect of adverse economic cycles on our revenue base. We experienced these advantages during the most recent downturn, when we were able to grow revenue in each year from 2008 to 2014.

Multi‑Channel Marketing Approach Supported by Sophisticated Customer Analytic Modeling Capabilities.  Our multi‑channel marketing approach focuses on building the value of our brands and generating revenue by understanding the decisions customers make at each stage in the purchase of residential and commercial services. The effectiveness of our marketing efforts is demonstrated by an increase in lead generation and online sales, as well as an improvement in close rates over the last few years. For example, in our direct‑to‑consumer channel at American Home Shield, new home warranty lead generation, marketing yield and close rates have benefited from increased spending on marketing as well as improved digital marketing. We have also been deploying increasingly sophisticated customer analytics models that allow us to more effectively segment our prospective customers and tailor campaigns towards them. In addition, we are seeing success with newer ways of reaching and marketing to consumers via content marketing, promotions and social media channels.

Operational and Customer Service Excellence Driven by Superior People Development.  We are constantly focused on improving customer service. The customer experience is at the foundation of our business model, and we believe that each employee is an extension of ServiceMaster’s reputation. We employ rigorous hiring and training practices and continuously analyze our operating metrics to identify potential improvements in service and productivity. Technicians in our Terminix branches exhibit low levels of turnover, with an average tenure of seven years, creating continuity in customer relationships and ensuring the development of best practices based on on‑the‑ground experience. We also provide our field personnel with access to sophisticated data management and mobility tools which enable them to drive efficiencies, improve customer service and ultimately grow our customer base and profitability.

Resilient Financial Model with Track Record of Consistent Performance.

•

Solid revenue and Adjusted EBITDA growth through business cycles.  Our consolidated revenue and Adjusted EBITDA compound annual growth rates from 2009 through 2014 were five percent and 10 percent, respectively. We believe that our strong performance through the recent economic and housing downturns is attributable to the essential nature of our services, our strong value proposition and our management’s focus on driving results.

•

Solid margins with attractive operating leverage and productivity improvement initiatives.  Our business model enjoys inherent operating leverage stemming from route density and fixed investments in infrastructure and technology, among other factors. We have demonstrated our ability to expand our margins through a variety of initiatives, including metric‑driven continuous improvement in our customer call centers, application of consistent process guidelines at the branch level, leveraging size and scale to improve the sourcing of labor and materials, and driving productivity in centralized services. We have also deployed mobility solutions and routing and scheduling systems across many of our businesses in order to enhance overall efficiency and reduce operating costs.

Capital‑Light Business Model.  Our business model is characterized by strong Adjusted EBITDA margins, negative working capital and limited capital expenditure requirements. In 2014, 2013 and 2012, our net cash provided from operating activities from continuing operations was $253 million, $208 million and $104 million, respectively, and our property additions were $35 million, $39 million and $44 million, respectively. Pre‑Tax Unlevered Free Cash Flow was $525 million, $428 million and $364 million in 2014, 2013 and 2012, respectively. We intend to utilize a meaningful portion of our future cash flow to repay debt. For a reconciliation of Pre‑Tax Unlevered Free Cash Flow to net cash provided from operating activities from continuing operations, which we consider to be the most directly comparable financial measure presented in accordance with accounting principles generally accepted in the United States (“GAAP”), see “Selected Historical Financial Data.”

Experienced Management Team.  We have assembled a management team of highly experienced leaders with significant industry expertise. Our senior leaders have track records of producing profitable growth in a wide variety of industries and economic conditions. We also believe that we have a deep bench of talent across each of our business units, including long‑tenured individuals with significant expertise and knowledge of the businesses they operate. Our management team is highly focused on execution and driving growth and profitability across our company. Our compensation structure, including incentive compensation, is tied to key performance metrics and is designed to incentivize senior management to seek the long‑term success of our business.

Our Strategy

Grow Our Customer Base.  We are focused on the growth of our businesses through the introduction and delivery of high‑value services to new and existing customers. We drive growth in recurring and new sales via three primary channels:

•	Direct‑to‑consumer through our company‑owned branches;
•	Indirectly through partnerships with high‑quality contractors in our home warranty business; and
•	Through trusted service providers who are franchisees.

To accelerate new customer growth, we make strategic investments in sales, marketing and advertising to drive new business leads, brand awareness and market penetration. In addition, we are executing multiple initiatives to improve customer satisfaction and service delivery, which we believe will lead to improved retention and growth in our customer base across our business segments.

Develop and Expand New Service Offerings.  We intend to continue to leverage our existing sales channels and local coverage to deliver additional value‑added services to our customers. Our product development teams draw upon the experience of our technicians in the field, combined with in‑house scientific expertise, to create innovative customer solutions for both our existing customer base and identified service/category adjacencies. We have a strong history of new product introductions, such as Terminix’s crawlspace encapsulation, mosquito control and wildlife exclusion services, that we believe will appeal to new potential customers as well as our existing customer base. As of December 31, 2014, mosquito, wildlife exclusion and crawl space encapsulation are being offered in substantially all U.S. geographic markets where we believe substantial market opportunity exists. We are now focusing our efforts on increasing our market share in these product lines.

Expand Our Geographic Markets.  Through detailed assessments of local economic conditions and demographics, we have identified target markets for expansion, both in existing markets, where we have capacity to increase our local market position, and in new markets, where we see opportunities. In addition to geographic expansion opportunities within the United States, we intend to grow our international presence through strategic franchise expansions and additional licensing agreements.

Grow Our Commercial Business.  Our revenue from commercial customers comprised approximately 13 percent of our 2014 revenue. We believe we are well positioned to leverage our national coverage, brand strength and broad service offerings to target large multi‑regional accounts. We believe these capabilities provide us with a meaningful competitive advantage, especially compared to smaller local and regional competitors. We recognize that many of these large accounts seek to outsource or reduce the number of vendors used for certain services, and, accordingly, we have reenergized our marketing approach in this channel. At Terminix, for example, we have hired a dedicated sales team to focus on the development of commercial sales. Our commercial expansion strategy targets industries with a demonstrated need for our services, including healthcare, manufacturing, warehouses, hotels and commercial real estate.

Enhance Our Profitability.  We have and will continue to invest in initiatives designed to improve our margins and drive profitable growth. We have been able to increase productivity across our segments through actions such as continuous process improvement, targeted systems investments, sales force initiatives and technician mobility tools. We are also focusing on strategically leveraging the $1.4 billion that we have spent annually with our vendors to capitalize on purchasing power and achieve more favorable pricing and terms. In addition, we have rolled out tools and processes to centralize and systematize pricing decisions. These tools and processes enable us to optimize pricing at the geographic market and product level while creating a flexible and scalable pricing architecture that can grow with the business. We intend to leverage these investments as well as identify further opportunities to enhance profitability across our businesses.

Pursue Selective Acquisitions.  Since 2008, we have completed over 200 acquisitions. We anticipate that the highly fragmented nature of our markets will continue to create opportunities for further consolidation. As we have in the past, we will continue to take advantage of tuck‑in as well as strategic acquisition opportunities, particularly in underserved markets where we can enhance and expand our service capabilities. We seek to use acquisitions, cost‑effectively grow our customer count and enter high‑growth geographies. We may also pursue acquisitions as vehicles for strategic international expansion.

Our Reportable Segments

Our operations are organized into three reportable segments: Terminix, American Home Shield and the Franchise Services Group (which includes ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec).

Terminix

Terminix is the leading provider of termite and pest control services in the United States, with a market share of approximately 21 percent for 2014, as measured by customer‑level revenue. In addition, Terminix is the most recognized brand in the industry with approximately 1.5x the unaided brand awareness of our next‑largest competitor, based on a study by Decision

Analyst, Inc. periodically commissioned by us as part of our ongoing marketing efforts. Terminix specializes in protection against termite damage, rodents, insects and other pests, including cockroaches, spiders, wood‑destroying ants, ticks, fleas and bed bugs. Our services include termite remediation, annual termite inspection and prevention treatments with damage claim guarantees, periodic pest control services and insulation services. Our recent new product introductions include mosquito control, crawlspace encapsulation and wildlife exclusion.

For the year ended December 31, 2014, 55 percent of our Terminix revenue was generated from pest control services, which includes mosquito control, and 40 percent was generated from termite and other services, which includes crawlspace encapsulation, wildlife exclusion and insulation services, with the remaining five percent from distribution of pest control products. For the year ended December 31, 2014, 70 percent and 30 percent of pest control revenue was related to residential services and commercial services, respectively, and 92 percent and eight percent of revenue from termite and other services was related to residential and commercial services, respectively. A significant portion of our Terminix revenue base is recurring, with 72 percent of 2014 revenue derived from services delivered through annual contracts. Additionally, as of December 31, 2014, our customer retention rate for termite and other services was 85 percent, and the pest control retention rate was 79 percent.

We believe that the strength of the Terminix brand, along with our history of providing a high level of consistent service, allows us to enjoy a competitive advantage in attracting, retaining and growing our customer base. We believe our investments in systems and processes, such as routing and scheduling optimization, robust reporting capabilities and mobile customer management solutions, enable us to deliver a higher level of customer service when compared to smaller regional and local competitors.

Our focus on attracting and retaining customers begins with our associates in the field, who interact with our customers every day. Our associates bring a strong level of passion and commitment to the Terminix brand, as evidenced by the 11‑year and 7‑year average tenure of our branch managers and technicians, respectively. Our field organization is supported by dedicated customer service and call center personnel. Our culture of continuous improvement drives an intense focus on the quality of the services delivered, which we believe produces high levels of customer satisfaction and, ultimately, customer retention and referrals.

The Terminix national branch structure includes approximately 285 company-owned locations and approximately 25 franchise agreements, which serve approximately 2.8 million customers in 47 states and the District of Columbia. Terminix’s over 8,000 employees made a daily average of 50,000 visits to residential and commercial customer locations during 2014. Terminix also provides termite and pest control services through subsidiaries in Canada, Mexico, the Caribbean and Central America, as well as a joint venture in India. In addition, licensees of Terminix provide these services in Japan, China, South Korea, Southeast Asia, Central America, the Caribbean and the Middle East. In 2014, substantially all of Terminix revenue was generated in the United States, with approximately two percent derived from international markets, with a presence in a total of 21 countries outside the United States through subsidiaries, a joint venture and licensing arrangements. Franchise fees from Terminix franchisees represented less than one percent of Terminix revenue in 2014. We estimate that customer‑level revenue for this segment was approximately $1,600 million for the year ended December 31, 2014. Customer‑level revenue represents the total of our estimate of sales generated by our franchisees, a portion of which is included in our reported revenue from royalty fees, and sales generated by our company‑owned operations.

Terminix Competitive Strengths

•	#1 market position and #1 recognized brand in U.S. termite and pest control services
•	Track record of high customer retention rates
•	Passionate and committed associates focused on delivering superior customer service
•	Expansive scale and deep market presence across a national footprint
•	Effective multi‑channel customer acquisition strategy
•	History of innovation leadership and introducing new products and services

American Home Shield

American Home Shield founded the home warranty industry in 1971 and remains the leading provider of home warranty plans for household systems and appliances in the United States, with approximately 42 percent market share, as measured by revenue. We estimate American Home Shield to be approximately four to five times larger than its nearest competitors, as measured by revenue. We believe that, as the market leader, American Home Shield can drive increasing use of home warranties given the low industry household penetration of approximately three to four percent.

American Home Shield provides home warranty plans that cover the repair or replacement of up to 21 major household systems and appliances, including electrical, plumbing, central heating and air conditioning (HVAC) systems, water heaters, refrigerators, dishwashers and ovens/cook tops. Our warranty plans are generally structured as one‑year contracts with annual renewal options and, as a result, a significant portion of our revenue base in this segment is recurring, with approximately 56 percent of our revenue base representing customers in the direct‑to‑consumer sales market. As of December 31, 2014, our retention rate was 75 percent. For the year ended December 31, 2014, 66 percent of our American Home Shield revenue was derived from existing contract renewals (of which 64 percent was from the direct‑to‑consumer channel and 36 percent was from the home resale channel), while 20 percent and 14 percent were derived from sales made in conjunction with existing home resale transactions and direct‑to‑consumer sales, respectively. We estimate that our share of the new sales market for contracts written in connection with existing home resales and direct‑to‑consumer sales in 2014 was 23 percent and 50 percent, respectively.

We believe that we have one of the largest contractor networks in the United States, comprised of approximately 11,000 independent home service contractor firms. We carefully screen our contractors and closely monitor their performance based on a number of criteria, including through feedback from customer satisfaction surveys. On an annual basis, our contractors respond to nearly three million service requests from approximately 1.5 million customers across all 50 states and the District of Columbia. Additionally, American Home Shield operates and takes service calls 24 hours a day, seven days a week. Furthermore, as a result of our large contractor network and sophisticated IT systems, approximately 90 percent of the time we successfully assign contractors to a job within 15 minutes or less.

American Home Shield Competitive Strengths

•	#1 market position in the industry with 42 percent market share, estimated to be four to five times the size of the next largest competitors
•	Track record of high customer retention rates
•	Large and pre‑qualified national contractor network
•	Strong partnerships with leading national residential real estate firms
•	Core competency around direct‑to‑consumer marketing and lead generation

Franchise Services Group

Through December 31, 2013, we reported the Merry Maids business in Corporate and the ServiceMaster Restore, ServiceMaster Clean, Furniture Medic and AmeriSpec businesses in the ServiceMaster Clean segment. Beginning with the reporting period for the three months ended March 31, 2014, we have combined the Merry Maids business with our ServiceMaster Clean segment in a new reportable segment titled Franchise Services Group.

ServiceMaster’s Franchise Services Group consists of the ServiceMaster Restore (disaster restoration), ServiceMaster Clean (janitorial), Merry Maids (residential cleaning), Furniture Medic (furniture repair) and AmeriSpec (home inspection) businesses. Our businesses in this segment operate principally through franchisees. In 2014 we began converting company‑owned Merry Maids locations to franchises. Approximately half of our revenue in this segment consists of ongoing monthly royalty fees based upon a percentage of our franchisees’ customer‑level revenue. We estimate that the customer‑level revenue for this segment was approximately $2,600 million for the year ended December 31, 2014. We believe that each business holds a leading market position in its respective category and that our scale and national presence create competitive advantages for us in attracting and retaining franchisees. We are able to invest in best‑in‑class systems, training and process development, provide multiple levels of marketing support and direct new business leads to our franchisees through our relationships with major insurance carriers and national account customers. The depth of our franchisee support is evidenced by the long average tenure of our franchisees, many of whom have partnered with ServiceMaster for over 25 years. Our Franchise Services Group serves both residential and commercial customers across all 50 states and the District of Columbia through approximately 4,300 franchise agreements and approximately 70 company‑owned locations with additional locations in 16 other countries.

Franchise Services Group Competitive Strengths

•	Strong and trusted brands with leading market positions in their respective categories
•	Attractive value proposition to franchisees
•	Exceptional focus on customer service evidenced by strong net promoter scores (“NPS”)
•	Infrastructure and scale supporting our ability to service national accounts
•	National network and 24/7/365 service availability supports mission‑critical nature of the ServiceMaster Restore business
•	Long‑standing and strong relationships with the majority of the top 20 insurance carriers

TruGreen Spin‑Off

On January 14, 2014, we completed a separation transaction (the “TruGreen Spin‑Off”) resulting in the spin‑off of the assets and certain liabilities of the business that comprises the lawn, tree and shrub care services previously conducted by ServiceMaster primarily under the TruGreen brand name (collectively, the “TruGreen Business”) through a tax‑free, pro rata dividend to Holdings’ stockholders. As a result of the completion of the TruGreen Spin‑Off, TruGreen Holding Corporation (“New TruGreen”) operates the TruGreen Business as a private independent company. The historical results of the TruGreen Business, including its results of operations, cash flows and related assets and liabilities, are reported in discontinued operations for all periods presented.

We have historically incurred the cost of certain corporate‑level activities which we performed on behalf of the TruGreen Business, including communications, public relations, finance and accounting, tax, treasury, internal audit, human resources operations and benefits, risk management and insurance, supply management, real estate management, marketing, facilities, information technology and other support services. Beginning with the TruGreen Spin‑Off, where it was practicable, employees who historically provided such services to the TruGreen Business were separated from us and transferred to New TruGreen as of the date of the TruGreen Spin‑Off. For certain support services for which it was not practicable to separate employees and transfer them to New TruGreen beginning with the TruGreen Spin‑Off, a transition services agreement was entered into pursuant to which SvM and its subsidiaries provide specified services to New TruGreen while an orderly transition of employees and other support arrangements from SvM to New TruGreen is executed. The charges for the transition services are designed to allow us to fully recover the direct costs of providing the services, plus specified margins and any out‑of‑pocket costs and expenses. The services provided under the transition services agreement will terminate at various specified times, and in no event later than January 14, 2016 (except for certain information technology services, which SvM expects to provide to New TruGreen beyond the two‑year period). New TruGreen may terminate the transition services agreement (or certain services under the transition services agreement) for convenience upon 90 days written notice, in which case New TruGreen will be required to reimburse us for early termination costs. As a result of the transfer of employees to New TruGreen, in combination with the fees we received under the transition services agreement, we achieved an approximate $25 million reduction in annual costs in 2014. We do not expect an incremental change in our annual costs in 2015 related to fees under the transition services agreement or the transfer of employees to New TruGreen.

Sales and Marketing

Terminix

Terminix markets its services to both homeowners and businesses through a national sales team and sales professionals in our branches and call centers. We generate leads for these sales professionals through advertising campaigns on television, online, in direct mail and in the yellow pages.

American Home Shield

In our American Home Shield segment, we market our services primarily through the internet, direct mail, television and radio advertising, print advertisements, marketing partnerships, telemarketing and various social media channels. Additionally, we market our services through a national sales team and various participants in the residential real estate marketplace, such as real estate brokerages, as well as some financial institutions and insurance carriers. American Home Shield focuses its marketing efforts on direct‑to‑consumer sales.

Franchise Services Group

In our Franchise Services Group segment, we market our services primarily through our franchise network, branch operations and a national sales team to a combination of business‑to‑business and business‑to‑consumer audiences. These services are advertised on a national and local level and include such media as television, radio, internet, direct mail, print advertisements, sales collateral materials and yellow page advertisements.

Service Marks, Trademarks and Trade Names

We hold various service marks, trademarks and trade names, such as ServiceMaster, Terminix, American Home Shield, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec, that we deem particularly important to the advertising activities conducted by each of our reportable segments as well as the franchising activities conducted by certain reportable segments. As of December 31, 2014, we had marks that were protected by registration (either by direct registration or by treaty) in the United States and approximately 95 other countries. In connection with the TruGreen Spin‑Off, on January 14, 2014, all of the service marks, trademarks and trade names related to the TruGreen Business were transferred to New TruGreen and its subsidiaries.

Franchises

Franchises are important to the Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. In 2014, 2013 and 2012, total franchise fees (monthly royalty fees as well as initial fees from sales of franchises and licenses) were $146 million, $137 million and $126 million, respectively, related franchise operating expenses were $75 million, $69 million and $65 million, respectively, and total profits from our franchised operations were $71 million, $68 million and $61 million, respectively. Nearly all of the franchise fees received by our Franchise Services Group segment are derived from the ServiceMaster Restore, ServiceMaster Clean and Merry Maids businesses. Franchise fees from our Terminix franchisees represented less than one percent of Terminix revenue for each of those years. We evaluate the performance of our franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. Franchise agreements entered into in the course of these businesses are generally for a term of five to 10 years. The majority of these franchise agreements are renewed prior to expiration. Internationally, we have license agreements, whereby licensees provide services under our brand names that would ordinarily be provided by franchisees in the United States. The majority of international licenses are for 10‑year terms.

Customers and Geographies

We have no single customer that accounts for more than two percent of our consolidated revenue. Additionally, no reportable segment has a single customer that accounts for more than three percent of its revenue. None of our reportable segments is dependent on a single customer or a few customers, the loss of which would have a material adverse effect on the segment.

A significant percentage of our revenues is concentrated in the southern and western regions of the United States. In our Terminix segment, California, Texas and Florida collectively accounted for approximately one‑third of the revenue in 2014. In our American Home Shield segment, Texas and California collectively accounted for approximately one‑third of our revenue in 2014.

Competition

We compete in residential and commercial services industries, focusing on termite and pest control, home warranties, disaster restoration, janitorial, residential cleaning, furniture repair and home inspection. We compete with many other companies in the sale of our services, franchises and products. The principal methods of competition in our businesses include quality and speed of service, name recognition and reputation, customer satisfaction, brand awareness, pricing and promotions, professional sales forces and referrals. While we compete with a broad range of competitors in each discrete segment, we do not believe that any of our competitors provides all of the services we provide in all of the market segments we serve. All of the primary segments in which we operate are highly fragmented.

Termite and Pest Control

Competition in the segment for professional termite and pest control services in the United States comes primarily from smaller regional and local, independently operated firms, as well as from Orkin, Inc., a subsidiary of Rollins, Inc., and Ecolab, Inc., both of which compete nationally.

Home Warranties

Competition for home warranties that cover household systems and appliances comes mainly from regional providers. Our two largest competitors are First American Financial Corporation and Old Republic International Corporation.

Disaster Restoration, Emergency Response and Related Services

Competition in the markets for disaster restoration, emergency response and related services comes mainly from local, independently owned firms and a few national professional cleaning companies, such as Servpro Industries, Inc., Belfor, a subsidiary of Belfor Europe GmbH, BMS CAT, Inc., Stanley Steemer International, Inc., and Sears Holdings Corporation.

Janitorial

Competition in the market for janitorial services comes mainly from local, independently‑owned firms and a few national professional janitorial firms such as ABM Industries Incorporated and Jani‑King International, Inc.

Residential Cleaning

Competition in the market segment for residential cleaning services comes mainly from local, independently owned firms, and from a few national companies such as The Maids International, Inc., Molly Maid, Inc. and The Cleaning Authority, LLC.

Insurance

We maintain insurance coverage that we believe is appropriate for our business, including workers’ compensation, auto liability, general liability, umbrella and property insurance. In addition, we provide various insurance coverages, including deductible reimbursement policies, to our business units through our wholly‑owned captive insurance company, which is domiciled in Vermont.

Information Technology

We have invested in information systems and software packages designed to allow us to grow efficiently, deliver and implement nationally, while retaining local and regional flexibility. We believe this provides us with a competitive advantage in our operations. Our sophisticated IT systems enable us to provide a high level of convenience and service to our customers. Terminix is able to provide a two‑hour service window to customers. Similarly, American Home Shield’s call centers, which operate and take service calls 24 hours a day, seven days a week, successfully assign contractors to a job within 15 minutes or less approximately 90 percent of the time.

Employees

The average number of persons employed by our continuing operations during 2014 was approximately 13,000. None of our employees in the United States are represented by collective bargaining agreements.

Regulatory Compliance

Our businesses are subject to various international, federal, state, provincial and local laws and regulations, compliance with which increases our operating costs, limits or restricts the services provided by our reportable segments or the methods by which our businesses offer, sell and fulfill those services or conduct their respective businesses, or subjects us and our reportable segments to the possibility of regulatory actions or proceedings. Noncompliance with these laws and regulations can subject us to fines or various forms of civil or criminal prosecution, any of which could have a material adverse effect on our reputation, business, financial position, results of operations and cash flows.

These international, federal, state, provincial and local laws and regulations include laws relating to consumer protection, wage and hour, deceptive trade practices, permitting and licensing, state contractor laws, real estate settlements, workers’ safety, tax, healthcare reforms, franchise related issues, collective bargaining and other labor matters, environmental and employee benefits. The Terminix business must also meet certain Department of Transportation and Federal Motor Carrier Safety Administration requirements with respect to certain vehicles in its fleet. Terminix is regulated by federal, state and local laws, ordinances and regulations which are enforced by Pest Control Boards, Departments of Environmental Conservation and similar government entities. American Home Shield is regulated in certain states by the applicable state insurance regulatory authority and by the Real Estate Commission in Texas. ServiceMaster Clean and Merry Maids use products containing ingredients regulated by the U.S. Environmental Protection Agency (the “EPA”) and ServiceMaster Clean is subject to licensing and certification requirements for applying disinfectants, sanitizers and other EPA registered products in certain states. AmeriSpec is regulated by various state and local home inspection laws and regulations.

Environmental, Health and Safety Matters

Our businesses are subject to various international, federal, state and local laws and regulations regarding environmental, health and safety matters. Among other things, these laws regulate the emission or discharge of materials into the environment, govern the use, storage, treatment, disposal and management of hazardous substances and wastes and protect the health and safety of our employees. These laws also impose liability for the costs of investigating and remediating, and damages resulting from, present and past releases of hazardous substances, including releases by prior owners or operators of sites we currently own or operate.

Compliance with environmental, health and safety laws increases our operating costs, limits or restricts the services provided by our reportable segments or the methods by which they offer, sell and fulfill those services or conduct their respective businesses, or subjects us and our reportable segments to the possibility of regulatory or private actions or proceedings.

Terminix is regulated under many federal and state environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the “CERCLA”), the Superfund Amendments and Reauthorization Act of 1986 (the “Superfund”), the Federal Environmental Pesticide Control Act of 1972, the Federal Insecticide, Fungicide and Rodenticide Act of 1947, the Resource Conservation and Recovery Act of 1976, the Clean Air Act, the Emergency Planning and Community Right‑to‑Know Act of 1986, the Oil Pollution Act of 1990 and the Clean Water Act of 1977, each as amended.

We cannot predict the effect of possible future environmental laws on our operations. Changes in, or new interpretations of, existing laws, regulations or enforcement policies, the discovery of previously unknown contamination, or the imposition of other environmental liabilities or obligations in the future, may lead to additional compliance or other costs. During 2014 there were no material capital expenditures for environmental control facilities, and there are no material expenditures anticipated for 2015 or 2016 related to such facilities.

Consumer Protection and Solicitation Matters

We are subject to international, federal, state, provincial and local laws and regulations designed to protect consumers, including laws governing consumer privacy and fraud, the collection and use of consumer data, telemarketing and other forms of solicitation.

The telemarketing rules adopted by the Federal Communications Commission pursuant to the Federal Telephone Consumer Protection Act and the Federal Telemarketing Sales Rule issued by the Federal Trade Commission govern our telephone sales practices. In addition, some states and local governing bodies have adopted laws and regulations targeted at direct telephone sales and “do‑not‑knock,” “do‑not‑mail” and “do‑not‑leave” activities. The implementation of these marketing regulations requires us to rely more extensively on other marketing methods and channels. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in lawsuits, enforcement actions and other claims by third parties or governmental authorities, suffer losses to our reputation and our business or suffer the loss of licenses or penalties that may affect how the business is operated, which, in turn, could have a material adverse effect on our financial position, results of operations and cash flows.

In April 2014, the Bureau of Consumer Financial Protection (the “CFPB”) issued a Civil Investigative Demand to American Home Shield seeking documents and information to determine whether home warranty providers or other unnamed persons have engaged or are engaging in unlawful acts and practices in connection with referral arrangements and relationships in violation of Real Estate Settlement Procedures Act and its implementing regulation (“RESPA”) and other laws enforceable by the CFPB. American Home Shield believes that it has complied with RESPA and other laws applicable to American Home Shield’s home warranty business. If the CFPB determines to bring an enforcement action, it could include demands for money penalties, changes to certain of American Home Shield’s business practices and customer restitution or disgorgement.

Franchise Matters

Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec are subject to various international, federal, state, provincial and local laws and regulations governing franchise sales, marketing and licensing and franchise trade practices generally, including applicable rules and regulations of the Federal Trade Commission. These laws and regulations generally require disclosure of business information in connection with the sale and licensing of franchises. Certain state regulations also affect the ability of the franchisor to revoke or refuse to renew a franchise. We seek to comply with regulatory requirements and deal with franchisees and licensees in good faith. From time to time, we and one or more franchisees may become involved in a dispute regarding the franchise relationship, including payment of royalties or fees, location of branches, advertising, purchase of products by franchisees, non‑competition covenants, compliance with our standards and franchise renewal criteria. There can be no assurance that compliance problems will not be encountered from time to time or that significant disputes with one or more franchisees will not arise.

From time to time, we receive communications from our franchisees regarding complaints, disputes or questions about our practices and standards in relation to our franchised operations and certain economic terms of our franchise arrangements. If franchisees or groups representing franchisees were to bring legal proceedings against us, we would vigorously defend against the claims in any such proceeding, but our reputation, business, financial position, results of operations and cash flows could be materially adversely impacted and the price of our common stock could decline.

Available Information

ServiceMaster maintains a website at http://www.servicemaster.com that includes a hyperlink to a website maintained by a third party where ServiceMaster's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. The information found on the Company's website is not a part of this or any other report filed with or furnished to the SEC.

ITEM 1A.    RISK FACTORS

You should carefully consider the factors described below, in addition to the other information set forth in the Annual Report on Form 10-K. These risk factors are important to understanding the contents of this Annual Report on Form 10-K and of other reports. Our reputation, business, financial position, results of operations and cash flows are subject to various risks. The risks and uncertainties described below are not the only ones relevant to us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also adversely impact our reputation, business, financial position, results of operations and cash flows.

Risks Related to Our Business and Our Industry

Weakening in general economic conditions, especially as they may affect home sales, unemployment or consumer confidence or spending levels, may adversely impact our business, financial position, results of operations and cash flows.

A substantial portion of our results of operations is dependent upon spending by consumers. Deterioration in general economic conditions and consumer confidence, particularly in California, Texas and Florida, which collectively represented approximately one‑third of our revenue in 2014 in our Terminix and American Home Shield segments, could affect the demand for our services. Consumer spending and confidence tend to decline during times of declining economic conditions. A worsening of macroeconomic indicators, including weak home sales, higher home foreclosures, declining consumer confidence or rising unemployment rates, could adversely affect consumer spending levels, reduce the demand for our services and adversely impact our business, financial position, results of operations and cash flows. These factors could also negatively impact the timing or the ultimate collection of accounts receivable, which would adversely impact our business, financial position, results of operations and cash flows.

We may not successfully implement our business strategies, including achieving our growth objectives.

We may not be able to fully implement our business strategies or realize, in whole or in part within the expected time frames, the anticipated benefits of our various growth or other initiatives. Our various business strategies and initiatives, including growth of our customer base, introduction of new service offerings, geographic expansion, growth of our commercial business and enhancement of profitability, are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.

In addition, we may incur certain costs to achieve efficiency improvements and growth in our business and we may not meet anticipated implementation timetables or stay within budgeted costs. As these efficiency improvement and growth initiatives are undertaken, we may not fully achieve our expected cost savings and efficiency improvements or growth rates, or these initiatives could adversely impact our customer retention or our operations. Also, our business strategies may change from time to time in light of our ability to implement our new business initiatives, competitive pressures, economic uncertainties or developments, or other factors.

Adverse credit and financial market events and conditions could, among other things, impede access to or increase the cost of financing or cause our commercial and governmental customers to incur liquidity issues that could lead to some of our services not being purchased or being cancelled, or result in reduced revenue and lower Adjusted EBITDA, any of which could have an adverse impact on our business, financial position, results of operations and cash flows.

Disruptions in credit or financial markets could, among other things, lead to impairment charges, make it more difficult for us to obtain, or increase our cost of obtaining, financing for our operations or investments or to refinance our indebtedness, cause our lenders to depart from prior credit industry practice and not give technical or other waivers under our Credit Facilities to the extent we may seek them in the future, thereby causing SvM to be in default under one or more of our Credit Facilities. These disruptions also could cause our commercial customers to encounter liquidity issues that could lead to some of our services being cancelled or reduced, or that could result in an increase in the time it takes our customers to pay us, or that could lead to a decrease in pricing for our services and products, any of which could adversely affect our accounts receivable, among other things, and, in turn, increase our working capital needs. Volatile swings in the commercial real estate segment could also impact the demand for our services as landlords cut back on services provided to their tenants. In addition, adverse developments at federal, state and local levels associated with budget deficits resulting from economic conditions could result in federal, state and local governments decreasing their purchasing of our products or services and/or increasing taxes or other fees on businesses, including us, to generate more tax revenues, which could negatively impact spending by commercial customers and municipalities on our services.

Our market segments are highly competitive. Competition could reduce our share of the market segments served by us and adversely impact our reputation, business, financial position, results of operations and cash flows.

We operate in highly competitive market segments. Changes in the source and intensity of competition in the market segments served by us impact the demand for our services and may also result in additional pricing pressures. The relatively low capital cost of entry into certain of our business categories has led to strong competitive market segments, including competition from smaller regional and local owner‑operated companies. Regional and local competitors operating in a limited geographic area may have lower labor, employee benefits and overhead costs. The principal methods of competition in our businesses include name recognition, quality and speed of service, customer satisfaction, reputation and pricing. We may be unable to compete successfully against current or future competitors, and the competitive pressures that we face may result in reduced market segment share, reduced pricing or adversely impact our reputation, business, financial position, results of operations and cash flows.

Weather conditions and seasonality affect the demand for our services and our results of operations and cash flows.

The demand for our services and our results of operations are affected by weather conditions, including, without limitation, potential impacts, if any, from climate change, known and unknown, and by the seasonal nature of our termite and pest control services, home inspection services, home warranties and disaster restoration services. Adverse weather conditions (e.g., cooler temperatures or droughts), whether created by climate change factors or otherwise, can impede the development of the termite swarm and lead to lower demand for our termite remediation services. For example, colder weather conditions in early 2014 adversely affected our traditional termite revenue in the year ended December 31, 2014. Severe winter storms can also impact our home cleaning business if personnel cannot travel to service locations due to hazardous road conditions. In addition, extreme temperatures can lead to an increase in service requests related to household systems and appliances in our American Home Shield business, resulting in higher claim frequency and costs and lower profitability. These or other weather conditions could adversely impact our business, financial position, results of operations and cash flows.

Increases in raw material prices, fuel prices and other operating costs could adversely impact our business, financial position, results of operations and cash flows.

Our financial performance is affected by the level of our operating expenses, such as fuel, chemicals, refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits, health care, vehicle maintenance, self‑insurance costs and other insurance premiums as well as various regulatory compliance costs, all of which may be subject to inflationary pressures. In particular, our financial performance is adversely affected by increases in these operating costs. In recent years, fuel prices have fluctuated widely, and previous increases in fuel prices increased our costs of operating vehicles and equipment. Although in the first few weeks of 2015 fuel prices have decreased significantly, there can be no assurances that rates will not return to historical levels. We cannot predict what effect global events or any future Middle East, Russia or other crisis could have on fuel prices, but it is possible that such events could lead to higher fuel prices. With respect to fuel, our Terminix fleet, which consumes approximately 11 million gallons annually, has been negatively impacted by significant increases in fuel prices in the past and could be negatively impacted in the future. Although we hedge a significant portion of our fuel costs, we do not hedge all of those costs. In 2014, we used approximately 11 million gallons of fuel. As of December 31, 2014, a 10 percent change in fuel prices would result in a change of approximately $4 million in our annual fuel cost before considering the impact of fuel swap contracts. Fuel price increases can also result in increases in the cost of chemicals and other materials used in our business. We cannot predict the extent to which we may experience future increases in costs of fuel, chemicals, refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits, health care, vehicle, self‑insurance costs and other insurance premiums as well as various regulatory compliance costs and other operating costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, and the rates we pay to our subcontractors and suppliers may increase, any of which could have a material adverse impact on our business, financial position, results of operations and cash flows.

We may not be able to attract and retain qualified key executives or transition smoothly to new leadership, which could adversely impact us and our businesses and inhibit our ability to operate and grow successfully.

The execution of our business strategy and our financial performance will continue to depend in significant part on our executive management team and other key management personnel. Any inability to attract in a timely manner other qualified key executives, retain our leadership team and recruit other important personnel could have a material adverse impact on our business, financial position, results of operations and cash flows.

Our franchisees and third‑party distributors and vendors could take actions that could harm our business.

For the year ended December 31, 2014, $146 million of our consolidated revenue was received in the form of franchise revenues. Accordingly, our financial results are dependent in part upon the operational and financial success of our franchisees. Our franchisees, third‑party distributors and vendors are contractually obligated to operate their businesses in accordance with the standards set forth in our agreements with them. Each franchising brand also provides training and support to franchisees. However, franchisees, third‑party distributors and vendors are independent third parties that we do not control, and who own, operate and oversee the daily operations of their businesses. As a result, the ultimate success of any franchise operation rests with the franchisee. If franchisees do not successfully operate their businesses in a manner consistent with required standards, royalty payments to us will be adversely affected and our brands’ image and reputation could be harmed, which in turn could adversely impact our business, financial position, results of operations and cash flows. Similarly, if third‑party distributors, vendors and franchisees do not successfully operate their businesses in a manner consistent with required laws, standards and regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third‑party distributors, vendors and franchisees. In addition, our relationship with our franchisees, third‑party distributors and vendors could become strained (including resulting in litigation) as we impose new standards or assert more rigorous enforcement practices of the existing required standards. These strains in our relationships or claims could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

From time to time, we receive communications from our franchisees regarding complaints, disputes or questions about our practices and standards in relation to our franchised operations and certain economic terms of our franchise arrangements. If franchisees or groups representing franchisees were to bring legal proceedings against us, we would vigorously defend against the claims in any such proceeding, but our reputation, business, financial position, results of operations and cash flows could be materially adversely impacted and the price of our common stock could decline.

Disruptions or failures in our information technology systems could create liability for us or limit our ability to effectively monitor, operate and control our operations and adversely impact our reputation, business, financial position, results of operations and cash flows.

Our information technology systems facilitate our ability to monitor, operate and control our operations. Changes or modifications to our information technology systems could cause disruption to our operations or cause challenges with respect to our compliance with laws, regulations or other applicable standards. As the development and implementation of our information technology systems (including our operating systems) evolve, we may elect to modify, replace or abandon certain technology initiatives, which could result in write‑downs. For example, in February 2014, American Home Shield ceased efforts to deploy a new operating system that had been intended to improve customer relationship management capabilities and enhance its operations. We recorded an impairment charge of $47 million in the year ended December 31, 2014 relating to this decision.

Any disruption in, capacity limitations, instability or failure to operate as expected of, our information technology systems, could, depending on the magnitude of the problem, adversely impact our business, financial position, results of operations and cash flows, including by limiting our capacity to monitor, operate and control our operations effectively. Failures of our information technology systems could also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and associates. If our disaster recovery plans do not work as anticipated, or if the third‑party vendors to which we have outsourced certain information technology, contact center or other services fail to fulfill their obligations to us, our operations may be adversely impacted, and any of these circumstances could adversely impact our reputation, business, financial position, results of operations and cash flows.

Changes in the services we deliver or the products we use could impact our reputation, business, financial position, results of operations and cash flows and our future plans.

Our financial performance is affected by changes in the services and products we offer our customers. For example, Terminix recently introduced new products relating to mosquito control, crawlspace encapsulation and wildlife exclusion. There can be no assurance that our new strategies or product offerings will succeed in increasing revenue and growing profitability. An unsuccessful execution of new strategies, including the rollout or adjustment of our new services or products or sales and marketing plans, could cause us to re‑evaluate or change our business strategies and could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows and our future plans.

If we fail to protect the security of personal information about our customers, associates and third parties, we could be subject to interruption of our business operations, private litigation, reputational damage and costly penalties.

We rely on, among other things, commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information of customers, associates and third parties, such as payment card and personal information. The systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are central to meeting standards set by the payment card industry (“PCI”). We continue to evaluate and modify our systems and protocols for PCI compliance purposes, and such PCI standards may change from time to time. Activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our systems. Any compromises, breaches or errors in applications related to our systems or failures to comply with standards set by the PCI could cause damage to our reputation and interruptions in our operations, including our customers’ ability to pay for our services and products by credit card or their willingness to purchase our services and products and could result in a violation of applicable laws, regulations, orders, industry standards or agreements and subject us to costs, penalties and liabilities which could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part on our rights to service marks, trademarks, trade names and other intellectual property rights we own or license, particularly our registered brand names, ServiceMaster, Terminix, American Home Shield, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec. We have not sought to register or protect every one of our marks either in the United States or in every country in which they are or may be used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States. If we are unable to protect our proprietary information and brand names, we could suffer a material adverse impact on our reputation, business, financial position, results of operations and cash flows. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products, services or activities infringe their intellectual property rights.

Future acquisitions or other strategic transactions could impact our reputation, business, financial position, results of operations and cash flows.

We may pursue strategic transactions in the future, which could involve acquisitions or dispositions of businesses or assets. Any future strategic transaction could involve integration or implementation challenges, business disruption or other risks, or change our business profile significantly. Any inability on our part to consolidate and manage growth from acquired businesses or successfully implement other strategic transactions could have an adverse impact on our reputation, business, financial position, results of operations and cash flows. Any acquisition that we make may not provide us with the benefits that were anticipated when entering into such acquisition. The process of integrating an acquired business may create unforeseen difficulties and expenses, including the diversion of resources needed to integrate new businesses, technologies, products, personnel or systems; the inability to retain associates, customers and suppliers; the assumption of actual or contingent liabilities (including those relating to the environment); failure to effectively and timely adopt and adhere to our internal control processes and other policies; write‑offs or impairment charges relating to goodwill and other intangible assets; unanticipated liabilities relating to acquired businesses; and potential expense associated with litigation with sellers of such businesses. Any future disposition transactions could also impact our business and may subject us to various risks, including failure to obtain appropriate value for the disposed businesses, post‑closing claims being levied against us and disruption to our other businesses during the sale process or thereafter.

Laws and government regulations applicable to our businesses and lawsuits, enforcement actions and other claims by third parties or governmental authorities could increase our legal and regulatory expenses, and impact our business, financial position, results of operations and cash flows.

Our businesses are subject to significant international, federal, state, provincial and local laws and regulations. These laws and regulations include laws relating to consumer protection, wage and hour requirements, franchising, the employment of immigrants, labor relations, permitting and licensing, building code requirements, workers’ safety, the environment, insurance and home warranties, employee benefits, marketing (including, without limitation, telemarketing) and advertising, the application and use of pesticides and other chemicals. In particular, we anticipate that various international, federal, state, provincial and local governing bodies may propose additional legislation and regulation that may be detrimental to our business or may substantially increase our operating costs, including increases in the minimum wage, environmental regulations related to chemical use, climate change, equipment efficiency standards, refrigerant production and use and other environmental matters; other consumer protection laws or regulations; health care coverage; or “do‑not‑knock,” “do‑not‑mail,” “do‑not‑leave” or other marketing regulations. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our businesses and changes to such requirements may adversely affect our business, financial position, results of operations and cash flows. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in lawsuits, enforcement actions and other claims by third parties or governmental authorities, suffer losses to our reputation, suffer the loss of licenses or incur penalties that may affect how our business is operated, which, in turn, could have a material adverse impact on our business, financial position, results of operations and cash flows.

In April 2014, the CFPB issued a Civil Investigative Demand to American Home Shield seeking documents and information to determine whether home warranty providers or other unnamed persons have engaged or are engaging in unlawful acts and practices in connection with referral arrangements and relationships in violation of RESPA and other laws enforceable by the CFPB. American Home Shield believes that it has complied with RESPA and other laws applicable to American Home Shield’s home warranty business. If the CFPB determines to bring an enforcement action, it could include demands for money penalties, changes to certain of American Home Shield’s business practices and customer restitution or disgorgement.

Public perceptions that the products we use and the services we deliver are not environmentally friendly or safe may adversely impact the demand for our services.

In providing our services, we use, among other things, pesticides and other chemicals. Public perception that the products we use and the services we deliver are not environmentally friendly or safe or are harmful to humans or animals, whether justified or not, or our improper application of these chemicals, could reduce demand for our services, increase regulation or government restrictions or actions, result in fines or penalties, impair our reputation, involve us in litigation, damage our brand names and otherwise have a material adverse impact on our business, financial position, results of operations and cash flows.

We may be required to recognize additional impairment charges.

In the first quarter of 2014, we incurred impairment charges with respect to fixed assets, and we have also incurred impairment charges in the past in connection with our disposition activities. We have significant amounts of goodwill and intangible assets, such as trade names. In accordance with applicable accounting standards, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair‑value based test annually, or more frequently if there are indicators of impairment, including:

•	significant adverse changes in the business climate, including economic or financial conditions;
•	significant adverse changes in expected operating results;
•	adverse actions or assessments by regulators;
•	unanticipated competition;
•	loss of key personnel; and
•	a current expectation that it is more likely than not that a reporting unit or intangible asset will be sold or otherwise disposed of.

In February 2014, American Home Shield ceased efforts to deploy a new operating system that had been intended to improve customer relationship management capabilities and enhance its operations. We recorded an impairment charge of $47 million in the year ended December 31, 2014 relating to this decision.

Based upon future economic and financial market conditions, the operating performance of our reporting units and other factors, including those listed above, we may incur impairment charges in the future. It is possible that such impairment, if required, could be material. Any future impairment charges that we are required to record could have a material adverse impact on our results of operations.

Compliance with, or violation of, environmental, health and safety laws and regulations, including laws pertaining to the use of pesticides could result in significant costs that adversely impact our reputation, business, financial position, results of operations and cash flows.

International, federal, state, provincial and local laws and regulations relating to environmental, health and safety matters affect us in several ways. In the United States, products containing pesticides generally must be registered with EPA and similar state agencies before they can be sold or applied. The failure to obtain or the cancellation of any such registration, or the withdrawal from the market place of such pesticides, could have an adverse effect on our business, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The pesticides we use are manufactured by independent third parties and are evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a pesticide we use will be limited or will not be re‑registered for use in the United States. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations.

In addition, the use of certain pesticide products is regulated by various international, federal, state, provincial and local environmental and public health agencies. Although we strive to comply with such regulations and have processes in place designed to achieve compliance, given our dispersed locations, distributed operations and numerous associates, we may be unable to prevent violations of these or other regulations from occurring. Even if we are able to comply with all such regulations and obtain all necessary registrations and licenses, the pesticides or other products we apply or use, or the manner in which we apply or use them, could be alleged to cause injury to the environment, to people or to animals, or such products could be banned in certain circumstances. The regulations may also apply to third‑party vendors who are hired to repair or remediate property and who may fail to comply with environmental laws, health and safety regulations and subject us to risk of legal exposure. The costs of compliance, non‑compliance, remediation, combating unfavorable public perceptions or defending products liability lawsuits could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

International, federal, state, provincial and local agencies regulate the disposal, handling and storage of waste, discharges from our facilities and the investigation and clean‑up of contaminated sites. We could incur significant costs, including investigation and clean‑up costs, fines, penalties and civil or criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of, or liabilities under, these laws and regulations. In addition, potentially significant expenditures could be required to comply with environmental, health and safety laws and regulations, including requirements that may be adopted or imposed in the future.

We are subject to various restrictive covenants that could adversely impact our business, financial position, results of operations and cash flows.

From time to time, we enter into noncompetition agreements or other restrictive covenants (e.g., exclusivity, take or pay and non‑solicitation), including in connection with business dispositions or strategic contracts, that restrict us from entering into lines of business or operating in certain geographic areas into which we may desire to expand our business. We also are subject to various non‑solicitation and no‑hire covenants that may restrict our ability to solicit potential customers or associates. If we do not comply with such restrictive covenants, or if a dispute arises regarding the scope and interpretation thereof, litigation could ensue, which could have an adverse impact on our business, financial position, results of operations and cash flows. Further, to the extent that such restrictive covenants prevent us from taking advantage of business opportunities, our business, financial position, results of operations and cash flows may be adversely impacted.

Our business process outsourcing initiatives have increased our reliance on third‑party contractors and may expose our business to harm upon the termination or disruption of our third‑party contractor relationships.

Our strategy to increase profitability, in part, by reducing our costs of operations includes the implementation of certain business process outsourcing initiatives. Any disruption, termination or substandard performance of these outsourced services, including possible breaches by third‑party vendors of their agreements with us, could adversely affect our brands, reputation, customer relationships, financial position, results of operations and cash flows. Also, to the extent a third‑party outsourcing provider relationship is terminated, there is a risk that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that we consider favorable, and even if we find an alternate provider, or choose to insource such services, there are significant risks associated with any transitioning activities. In addition, to the extent we decide to terminate outsourcing services and insource such services, there is a risk that we may not have the capabilities to perform these services internally, resulting in a disruption to our business, which could adversely impact our reputation, business, financial position, results of operations and cash flows. We could incur costs, including personnel and equipment costs, to insource previously outsourced services like these, and these costs could adversely affect our results of operations and cash flows.

In addition, when a third‑party provider relationship is terminated, there is a risk of disputes or litigation and that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that we consider favorable, and even if we find an alternate provider, there are significant risks associated with any transitioning activities.

Our future success depends on our ability to attract, retain and maintain positive relations with trained workers and third‑party contractors.

Our future success and financial performance depend substantially on our ability to attract, train and retain workers, attract and retain third‑party contractors and ensure third‑party contractor compliance with our policies and standards. Our ability to conduct our operations is in part impacted by our ability to increase our labor force, including on a seasonal basis, which may be adversely impacted by a number of factors. In the event of a labor shortage, we could experience difficulty in delivering our services in a high‑quality or timely manner and could be forced to increase wages in order to attract and retain associates, which would result in higher operating costs and reduced profitability. New decisions and rules by the National Labor Relations Board, including “expedited elections” and restrictions on appeals, could lead to increased organizing activities at our subsidiaries or franchisees. If these labor organizing activities were successful, it could further increase labor costs, decrease operating efficiency and productivity in the future, or otherwise disrupt or negatively impact our operations. In addition, potential competition from key associates who leave ServiceMaster could impact our ability to maintain our market segment share in certain geographic areas.

Risks Related to Our Substantial Indebtedness

We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.

As of December 31, 2014, we had approximately $3.057 billion of total long-term consolidated indebtedness outstanding. On February 17, 2015, SvM redeemed $190 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount using available cash. On July 1, 2014, in connection with Holdings’ initial public offering, SvM terminated the Old Credit Facilities and entered into the Credit Facilities. As of December 31, 2014, there was $136 million of letters of credit outstanding and $164 million of available borrowing capacity under the Revolving Credit Facility. In addition, we are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to you. Because of our substantial indebtedness:

•	our ability to engage in acquisitions without raising additional equity or obtaining additional debt financing is limited;
•

our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes and our ability to satisfy our obligations with respect to our indebtedness may be impaired in the future;

•	a large portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;
•	we are exposed to the risk of increased interest rates because a portion of our borrowings are or will be at variable rates of interest;
•	it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on, and acceleration of, such indebtedness;
•	we may be more vulnerable to general adverse economic and industry conditions;
•

we may be at a competitive disadvantage compared to our competitors with proportionately less indebtedness or with comparable indebtedness on more favorable terms and, as a result, they may be better positioned to withstand economic downturns;

•	our ability to refinance indebtedness may be limited or the associated costs may increase;
•	our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited; and
•	we may be prevented from carrying out capital spending and restructurings that are necessary or important to our growth strategy and efforts to improve operating margins of our businesses.

Increases in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability.

A significant portion of our outstanding indebtedness, including indebtedness incurred under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of December 31, 2014, each one percentage point change in interest rates would result in an approximately $15 million change in the annual interest expense on our Term Loan Facility after considering the impact of the effective interest rate swaps. Assuming all revolving loans were fully drawn as of December 31, 2014, each one percentage point change in interest rates would result in an approximately $2 million change in annual interest expense on our Revolving Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness.

A lowering or withdrawal of the ratings, outlook or watch assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our indebtedness currently has a non-investment grade rating, and any rating, outlook or watch assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, current or future circumstances relating to the basis of the rating, outlook, or watch such as adverse changes to our business, so warrant. Any future lowering of our ratings, outlook or watch likely would make it more difficult or more expensive for us to obtain additional debt financing.

The agreements and instruments governing our indebtedness contain restrictions and limitations that could significantly impact our ability to operate our business.

The Credit Facilities and the indenture governing our 2020 Notes contain covenants that, among other things, restrict the ability of SvM and its subsidiaries to:

•	incur additional indebtedness (including guarantees of other indebtedness);
•	pay dividends to ServiceMaster, redeem stock, or make other restricted payments, including investments and, in the case of the Revolving Credit Facility, make acquisitions;
•	prepay, repurchase or amend the terms of certain outstanding indebtedness;
•	enter into certain types of transactions with affiliates;
•	transfer or sell assets;
•	create liens;
•	merge, consolidate or sell all or substantially all of our assets; and
•	enter into agreements restricting dividends or other distributions by subsidiaries to SvM.

The restrictions in the indenture governing the 2020 Notes, the Credit Facilities and the instruments governing SvM’s other indebtedness may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We may be unable to refinance our indebtedness, at maturity or otherwise, on terms acceptable to us, or at all.

The ability of SvM to comply with the covenants and restrictions contained in the Credit Facilities, the indenture governing the 2020 Notes, and the instruments governing our other indebtedness may be affected by economic, financial and industry conditions beyond our control including credit or capital market disruptions. The breach of any of these covenants or restrictions could result in a default that would permit the applicable lenders or noteholders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay indebtedness, lenders having secured obligations, such as the lenders under the Credit Facilities, could proceed against the collateral securing the indebtedness. In any such case, we may be unable to borrow under the Credit Facilities and may not be able to repay the amounts due under such facilities or our other outstanding indebtedness. This could have serious consequences to our financial position and results of operations and could cause us to become bankrupt or insolvent.

Our ability to generate the significant amount of cash needed to pay interest and principal on our indebtedness and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.

ServiceMaster and SvM are each holding companies, and as such they have no independent operations or material assets other than ownership of equity interests in their respective subsidiaries. ServiceMaster and SvM each depend on their respective subsidiaries to distribute funds to them so that they may pay obligations and expenses, including satisfying obligations with respect to indebtedness. Our ability to make scheduled payments on, or to refinance our obligations under, our indebtedness depends on the financial and operating performance of our subsidiaries, and their ability to make distributions and dividends to us, which, in turn, depends on their results of operations, cash flows, cash requirements, financial position and general business conditions and any legal and regulatory restrictions on the payment of dividends to which they may be subject, many of which may be beyond our control.

There are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at The ServiceMaster Acceptance Corporation Limited (“SMAC”). The payment of ordinary and extraordinary dividends by our home warranty and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of December 31, 2014, the total net assets subject to these third-party restrictions was $159 million. Similar limitations are expected to be in effect in 2015.

We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our indebtedness. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our indebtedness, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

The $1,803 million of outstanding borrowings under the Term Facilities, as of December 31, 2014, after including the unamortized portion of the original issue discount paid, have a maturity date of July 1, 2021. The Revolving Credit Facility is scheduled to mature on July 1, 2019. The 8% 2020 Notes will mature on February 15, 2020, and the 7% 2020 Notes will mature on August 15, 2020. We may be unable to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of indebtedness. Market disruptions, such as those experienced in 2008 and 2009, as well as our significant indebtedness levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.

If our subsidiary, SvM, cannot make scheduled payments on its indebtedness, it will be in default, holders of the 2020 Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Credit Facilities could terminate their commitments to loan money, the secured lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

Despite our indebtedness levels, we and our subsidiaries may be able to incur substantially more indebtedness. This could further exacerbate the risks associated with our substantial indebtedness.

       We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not prohibit us or fully prohibit our subsidiaries from doing so. The Credit Facilities permit additional borrowings beyond the committed amounts under certain circumstances. If new indebtedness is added to our current indebtedness levels, the related risks we face would increase, and we may not be able to meet all of our debt obligations.

Risks Related to Our Common Stock

ServiceMaster is a holding company with no operations of its own, and it depends on its subsidiaries for cash to fund all of its operations and expenses, including to make future dividend payments, if any.

ServiceMaster's operations are conducted entirely through our subsidiaries, and our ability to generate cash to fund our operations and expenses, to pay dividends or to meet debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries through dividends or intercompany loans. Deterioration in the financial condition, earnings or cash flow of SvM and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that ServiceMaster needs funds, and its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our business, financial condition, results of operations or prospects.

For example, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payment of ordinary and extraordinary dividends by our home warranty and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of December 31, 2014, the total net assets subject to these third-party restrictions was $159 million. Such limitations are expected to be in effect in 2015.

Further, the terms of the indenture governing the 2020 Notes and the agreements governing the Credit Facilities significantly restrict the ability of our subsidiaries to pay dividends, make loans or otherwise transfer assets to ServiceMaster. Furthermore, our subsidiaries are permitted under the terms of the Credit Facilities and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

We do not currently expect to declare or pay dividends on our common stock for the foreseeable future. Payments of dividends, if any, will be at the sole discretion of our board of directors after taking into account various factors, including general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications of the payment of dividends by us to our stockholders or by our subsidiaries (including SvM) to us, and such other factors as our board of directors may deem relevant. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock. To the extent that we determine in the future to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends.

The market price of our common stock may be volatile.

The market price of our common stock may fluctuate significantly. Among the factors that could affect our stock price are:

•	industry or general market conditions;
•	domestic and international economic factors unrelated to our performance;
•	changes in our customers' preferences;
•	new regulatory pronouncements and changes in regulatory guidelines;
•	lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•	actual or anticipated fluctuations in our quarterly operating results;
•	changes in securities analysts' estimates of our financial performance or lack of research coverage and reports by industry analysts;
•	action by institutional stockholders or other large stockholders (including the Equity Sponsors), including additional future sales of our common stock;
•	failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices;
•	announcements by us of significant impairment charges;
•	speculation in the press or investment community;
•	investor perception of us and our industry;
•	changes in market valuations or earnings of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships;
•	war, terrorist acts and epidemic disease;
•	any future sales of our common stock or other securities; and
•	additions or departures of key personnel.

The stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company's securities, class action litigation has often been instituted against the affected company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management's attention and resources, which would harm our business, operating results and financial condition.

Future sales of shares by existing stockholders could cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of February 25, 2015, we had 134,476,512 outstanding shares of common stock. Of these shares, all of the 70,035,000 shares of common stock sold in our initial public offering and in the February 2015 secondary offering by certain of our stockholders, including the CD&R Funds and the StepStone Funds, are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. The remaining shares of our common stock outstanding as of February 25, 2015 are restricted securities within the meaning of Rule 144 under the Securities Act, but are eligible for resale subject to applicable volume, means of sale, holding period and other limitations of Rule 144 under the Securities Act or pursuant to an exception from registration under Rule 701 under the Securities Act, subject to the terms of the lock-up agreements entered into by us, our executive officers and directors, and the selling stockholders in the February 2015 secondary offering, including the CD&R Funds and the StepStone Funds.

In July 2014, we filed a registration statement on Form S-8 under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of (i) stock options granted under these plans and (ii) other equity-based awards granted under the Omnibus Incentive Plan (as defined below), including approximately 800,000 shares of our common stock that have been sold in the public market through the exercise of stock options as of February 25, 2015, are freely tradable under the Securities Act, subject to the terms of the lock-up agreements, unless purchased by our affiliates. As of February 25, 2015, there were stock options outstanding to purchase a total of 4,581,117 shares of our common stock and there were 819,388 shares of our common stock subject to restricted stock units. In addition, 7,211,313 shares of our common stock are reserved for future issuances under our Omnibus Incentive Plan.

In connection with the February 2015 secondary offering, we, our executive officers and directors, and the selling stockholders in the February 2015 secondary offering, including the CD&R Funds and the StepStone Funds signed lock-up agreements under which, subject to certain exceptions, they agreed not to sell, transfer or dispose of or hedge, directly or indirectly, any shares of our common stock or any securities convertible into or exerciseable or exchangeable for shares of our common stock until May 5, 2015, subject to possible extension under certain circumstances.  Following the expiration of this lock-up period, 57,310,881 shares of our common stock will be eligible for future sale, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144 under the Securities Act.

In the future, we may issue additional shares of common stock or other equity or debt securities convertible into or exercisable or exchangeable for shares of our common stock in connection with a financing, acquisition, litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing stockholders and could cause the trading price of our common stock to decline.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts that covers our common stock downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of the analysts ceases coverage of our common stock or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our common stock price or trading volume to decline.

A few significant stockholders will have significant influence over us and may not always exercise their influence in a way that benefits our public stockholders.

As of February 25, 2015, the CD&R Funds and the StepStone Funds own approximately 29.8% and 6.5%, respectively, of the outstanding shares of our common stock. In connection with Holdings’ initial public offering, in June 2014, we and the Equity Sponsors entered into an amendment and restatement to our then‑existing stockholders agreement, or the “amended stockholders agreement,” pursuant to which the CD&R Funds and the StepStone Funds agreed to vote in favor of one another’s designees to our board of directors, among other matters. As a result, the CD&R Funds and the StepStone Funds will continue to exercise significant influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common stock.

Even though the CD&R Funds and the StepStone Funds no longer collectively beneficially own more than 50% of our outstanding common stock, they are still able to assert significant influence over our board of directors and certain corporate actions. The CD&R Funds continue to have the right to designate for nomination for election at least 20% of the total number of directors comprising the board so long as the CD&R Funds own at least 20% but less than 30% of our common stock. The StepStone Funds will continue to have the right to designate for nomination for election one director so long as the StepStone Funds own at least 5% of our common stock.

Because the CD&R Funds’ and the StepStone Funds’ interests may differ from your interests, actions the CD&R Funds and the StepStone Funds take as our significant stockholders may not be favorable to you. For example, the concentration of ownership held by the CD&R Funds and the StepStone Funds could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which another stockholder may otherwise view favorably. Other potential conflicts could arise, for example, over matters such as employee retention or recruiting, or our dividend policy.

Under our amended and restated certificate of incorporation, the CD&R Funds and the StepStone Funds and their respective affiliates and, in some circumstances, any of our directors and officers who is also a director, officer, employee, member or partner of the CD&R Funds and the StepStone Funds and their respective affiliates, have no obligation to offer us corporate opportunities.

The policies relating to corporate opportunities and transactions with the CD&R Funds and the StepStone Funds set forth in our second amended and restated certificate of incorporation, or “amended and restated certificate of incorporation,” address potential conflicts of interest between ServiceMaster, on the one hand, and the CD&R Funds and the StepStone Funds and their respective officers, directors, employees, members or partners who are directors or officers of our company, on the other hand. In accordance with those policies, the CD&R Funds and the StepStone Funds may pursue corporate opportunities, including acquisition opportunities that may be complementary to our business, without offering those opportunities to us. ServiceMaster stockholders are deemed to have notice of and have consented to these provisions of our amended and restated certificate of incorporation. Although these provisions are designed to resolve conflicts between us and the CD&R Funds and the StepStone Funds and their respective affiliates fairly, conflicts may not be so resolved.

Future offerings of debt or equity securities which would rank senior to our common stock may adversely affect the market price of our common stock.

If, in the future, we decide to issue debt or equity securities that rank senior to our common stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes‑Oxley Act of 2002, is expensive and time‑consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.

Holdings’ initial public offering was completed on July 1, 2014. As a public company, we are subject to the reporting and corporate governance requirements, under the listing standards of the New York Stock Exchange, or the “NYSE,” and the Sarbanes‑Oxley Act of 2002, that apply to issuers of listed equity, which impose certain significant compliance costs and obligations upon us. The changes necessitated by being a publicly listed company require a significant commitment of additional resources and management oversight which increase our operating costs. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to define and expand the roles and the duties of our board of directors and its committees and institute more comprehensive compliance and investor relations functions. Failure to comply with the Sarbanes‑Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, the NYSE or other regulatory authorities.

Anti‑takeover provisions in our amended and restated certificate of incorporation and amended and restated by‑laws could discourage, delay or prevent a change of control of our company and may affect the trading price of our common stock.

Our amended and restated certificate of incorporation and amended and restated by‑laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated by‑laws collectively:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•

provide for a classified board of directors, which divides our board of directors into three classes, with members of each class serving staggered three‑year terms, which prevents stockholders from electing an entirely new board of directors at an annual meeting;

•	limit the ability of stockholders to remove directors;
•	provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office;
•	prohibit stockholders from calling special meetings of stockholders;
•	prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders;
•	establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our stockholders; and
•

require the approval of holders of at least 66 2/3% of the outstanding shares of our common stock to amend our amended and restated by‑laws and certain provisions of our amended and restated certificate of incorporation.

These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future.

Our amended and restated certificate of incorporation and amended and restated by‑laws may also make it difficult for stockholders to replace or remove our management. Furthermore, the existence of the foregoing provisions, as well as the significant amount of common stock that the CD&R Funds and the StepStone Funds own, could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not intend to declare and pay dividends on our common stock for the foreseeable future. We currently intend to use our future earnings, if any, to repay debt, to fund our growth, to develop our business, for working capital needs and general corporate purposes. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. In addition, ServiceMaster’s operations are conducted almost entirely through our subsidiaries. As such, to the extent that we determine in the future to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to ServiceMaster for the payment of dividends. Further, the indenture governing the 2020 Notes and the agreements governing our Credit Facilities significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, the payment of ordinary and extraordinary dividends by our subsidiaries that are regulated as insurance, home service, or similar companies is subject to applicable state law limitations, and Delaware law may impose additional requirements that may restrict our ability to pay dividends to holders of our common stock.

We are no longer a “controlled company” within the meaning of the NYSE rules. However, we may continue to rely on exemptions from certain corporate governance requirements during a one-year transition period.

After the completion of the February 2015 secondary offering, the CD&R Funds and the StepStone Funds no longer control a majority of the voting power of our outstanding common stock. Accordingly, we are no longer a “controlled company” within the meaning of the NYSE corporate governance standards. Consequently, the NYSE rules will require that we (i) have a majority of independent directors to our board of directors within one year of the date we no longer qualified as a “controlled company”; (ii) have at least one independent director on each of the Compensation and Nominating and Corporate Governance committees on the date we no longer qualified as a “controlled company,” at least a majority of independent directors on each of the Compensation and Nominating and Corporate Governance committees within 90 days of such date and Compensation and Nominating and Corporate Governance committees composed entirely of independent directors within one year of such date and (iii) perform an annual performance evaluation of the Nominating and Corporate Governance and Compensation Committees. During this transition period, we may continue to utilize the available exemptions from certain corporate governance requirements as permitted by the NYSE rules. Accordingly, during the transition period you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the General Corporation Law of the State of Delaware, or the “DGCL,” or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Risks related to the TruGreen Spin-Off

If the TruGreen Separation Transaction were ultimately determined to be a taxable transaction for U.S. federal income tax purposes, then we could be subject to significant tax liability.

In connection with the TruGreen Spin-off we received an opinion of tax counsel with respect to the tax-free nature of the TruGreen Spin-off to ServiceMaster, TruGreen and ServiceMaster’s stockholders under Section 355 and related provisions of the Internal Revenue Code of 1986, as amended, or the ‘‘Code.’’ The opinion relied on an Internal Revenue Service, or ‘‘IRS,’’ private letter ruling as to matters covered by the ruling. The tax opinion was based on, among other things, certain assumptions and representations as to factual matters made by us, which, if incorrect or inaccurate in any material respect, would jeopardize the conclusions reached by tax counsel in its opinion. The opinion is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. If the TruGreen Spin-off were ultimately determined not to be tax-free, we could be liable for the U.S. federal income taxes imposed as a result of the transaction. Furthermore, events subsequent to the TruGreen Spin-off could cause us to recognize a taxable gain in connection therewith. In addition, as is customary with tax-free spin-off transactions, we and the Equity Sponsors are limited in our ability to pursue certain strategic transactions with respect to SvM.

Federal and state fraudulent transfer laws and Delaware corporate law may permit a court to void the TruGreen Spin-Off, which would adversely affect our financial condition and our results of operations.

In connection with the TruGreen Spin-off, we undertook several corporate restructuring transactions which, along with the contributions and distributions to be made as part of the spin-off, may be subject to challenge under federal and state fraudulent conveyance and transfer laws as well as under Delaware corporate law.

Under applicable laws, any transaction, contribution or distribution completed as part of the spin-off could be voided as a fraudulent transfer or conveyance if, among other things, the transferor received less than reasonably equivalent value or fair consideration in return and was insolvent or rendered insolvent by reason of the transfer.

We cannot be certain as to the standards a court would use to determine whether or not any entity involved in the spin-off was insolvent at the relevant time. In general, however, a court would look at various facts and circumstances related to the entity in question, including evaluation of whether or not:

•	the sum of its debts, including contingent and unliquidated liabilities, was greater than the fair saleable value of all of its assets;
•

the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

If a court were to find that any transaction, contribution or distribution involved in the spin-off was a fraudulent transfer or conveyance, the court could void the transaction, contribution or distribution. In addition, the spin-off could also be voided if a court were to find that the spin-off was not a legal dividend under Delaware corporate law. The resulting complications, costs and expenses of either finding could materially adversely affect our business, financial condition and results of operations.

Our directors and officers may have actual or potential conflicts of interest because of their equity ownership in New TruGreen.

Our directors and officers may own shares of New TruGreen’s common stock or be affiliated with certain equity owners of New TruGreen. This ownership may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for us and New TruGreen. In connection with the TruGreen Spin-off, we entered into a transition services agreement with New TruGreen under which we will provide a range of support services to New TruGreen for a limited period of time. Potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between us and New TruGreen regarding the terms of the transition services agreement or other agreements governing the TruGreen Spin-off and the relationship thereafter between the companies.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

The headquarters for Terminix, along with the corporate headquarters, are located in leased premises at 860 Ridge Lake Boulevard, Memphis, Tennessee. The headquarters for American Home Shield are located in leased premises at 889 Ridge Lake Boulevard, Memphis, Tennessee. The headquarters for ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec and a training facility are located in owned premises at 3839 Forest Hill Irene Road, Memphis, Tennessee. In addition, we lease space for call centers located at 6399 Shelby View Drive, Memphis, Tennessee and 7620 Appling Center Drive, Memphis, Tennessee; offices located at 855 Ridge Lake Boulevard, Memphis, Tennessee; and a training facility located at 1650 Shelby Oaks Drive North, Memphis, Tennessee.

We and our operating companies own and lease a variety of facilities, principally in the United States, for branch and service center operations and for office, storage, call center and data processing space. Our branches are strategically located to optimize route efficiency, market coverage and branch overhead. The following chart identifies the number of owned and leased facilities, other than the headquarters properties listed above, used by each of our reportable segments as of December 31, 2014. We believe that these facilities, when considered with the corporate headquarters, call center facilities, offices and training facilities described above, are suitable and adequate to support the current needs of its business.

	Owned	Leased
Reportable Segment	Facilities	Facilities
Terminix	18	322
American Home Shield	1	4
Franchise Services Group	—	81

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary course of conducting business activities, we and our subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured matters that are brought on an individual, collective, representative and class action basis, or other proceedings involving regulatory, employment, general and commercial liability, automobile liability, wage and hour, environmental and other matters. We have entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court approval. If one or more of our settlements are not finally approved, we could have additional or different exposure, which could be material. In addition, in connection with the TruGreen Spin-off, we entered into a separation and distribution agreement with New TruGreen and TruGreen Limited Partnership, an indirectly wholly-owned subsidiary of New TruGreen, (“TGLP”) pursuant to which we agreed to retain liability for specified legal proceedings relating to the TruGreen Business.

At this time, we do not expect any of these proceedings to have a material effect on our reputation, business, financial position, results of operations or cash flows; however, we can give no assurance that the results of any such proceedings will not materially affect our reputation, business, financial position, results of operations and cash flows. See Note 9 to our consolidated financial statements.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ServiceMaster Global Holdings, Inc.

Market Information

Holdings’ common stock is listed on the NYSE under the symbol ‘‘SERV’’. Holdings’ common stock began to trade on the NYSE on June 26, 2014. As of February 25, 2015, there were approximately 87 registered holders of Holdings’ common stock.

The following table sets forth the high and low sale prices per share of Holdings’ common stock during 2014 as reported on the NYSE:

	High Sales Price	Low Sales Price
Second Quarter (beginning June 26, 2014)	$ 19.75	$ 17.08
Third Quarter	$ 25.23	$ 17.05
Fourth Quarter	$ 28.20	$ 20.32

The graph below presents Holdings’ cumulative total shareholder returns relative to the performance of the Standard & Poor’s 500 Composite Stock Index and Standard & Poor’s 400 Consumer Services Index, commencing on June 26, 2014, Holdings’ initial day of trading. The graph assumes $100 invested at the opening price of Holdings’ common stock on NYSE and each index on June 26, 2014.

Dividends

Holdings did not pay any cash dividends in 2013 or 2014. The TruGreen Spin-Off was accomplished through a tax-free, stock dividend. We do not intend to declare or pay dividends on our common stock for the foreseeable future. We currently intend to use our future earnings, if any, to repay debt, to fund our growth, to develop our business, for working capital needs and general corporate purposes. Our ability to pay dividends to holders of our common stock is significantly limited as a practical matter by the Credit Facilities and the indenture governing the 2020 Notes, insofar as we may seek to pay dividends out of funds made available to us by SvM or its subsidiaries, because SvM’s debt instruments directly or indirectly restrict SvM’s ability to pay dividends or make loans to us. Any future determination to pay dividends on our common stock is subject to the discretion of our board of directors and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that our board of directors may deem relevant. See “Liquidity—Limitations on Distributions and Dividends by Subsidiaries” for a description of the impact of SvM’s restrictions under its debt instruments on our ability to pay dividends.

Equity Compensation Plan Information

The following table contains information, as of December 31, 2014, about the amount of Holdings’ common shares to be issued upon the exercise of outstanding options and restricted stock units (“RSUs”) granted under the Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan (“MSIP”) and ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan (“Omnibus Incentive Plan”).

Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon		Under Equity
	Exercise of	Weighted Average	Compensation Plans
	Outstanding Options,	Exercise Price	(excluding securities
Plan Category	Warrants and Rights(1)	of Outstanding Options	reflected in first column)
Equity compensation plans approved by shareholders	5,037,605	$ 12.27	7,958,390
Equity compensation plans not approved by shareholders	—	—	—
Total	5,037,605	$ 12.27	7,958,390

___________________________________

(1)

The figures in this column reflect 4,604,099 stock options and 433,506 RSUs granted to officers pursuant to the MSIP and Omnibus Incentive Plan. See Note 17 for a description of the MSIP and Omnibus Incentive Plan.

Issuer Purchases of Equity Securities

Maximum number
			Total number of	(or approximate
			shares purchased as	dollar value) of shares
			part of publicly	that may yet be
	Total number of	Average price	announced plans or	purchased under the
Period	shares purchased(1)	paid per share	programs	plans or programs
Oct. 1, 2014 through Oct. 31, 2014	—	$—	N/A	N/A
Nov. 1, 2014 through Nov. 30, 2014	—	$—	N/A	N/A
Dec. 1, 2014 through Dec. 31, 2014	1,177	$26.75	N/A	N/A
Total	1,177	$26.75	N/A	N/A

___________________________________

(1)	All shares were acquired from employees upon net settlement of deferred stock units to cover withholding tax obligations.

The ServiceMaster Company, LLC

Market Information

SvM's sole class of equity is membership interests, all of which were owned by CDRSVM Holding, LLC, as of February 25, 2015.

Dividends

SvM did not pay any cash dividends in 2013 or 2014.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected financial data derived from our audited consolidated financial statements for each of the periods indicated. The selected financial data presented below should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. Our consolidated financial information may not be indicative of our future performance.

SvM has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Five-Year Financial Summary

	Year Ended December 31,
(In millions, except per share data)	2014	2013	2012	2011	2010
Operating Results:
Revenue	$2,457	$2,293	$2,214	$2,105	$2,031
Cost of services rendered and products sold	1,298	1,220	1,196	1,125	1,095
Selling and administrative expenses	668	691	678	648	643
Impairment of software and other related costs(1)	47	—	—	—	—
Consulting agreement termination fees(2)	21	—	—	—	—
Interest expense	219	247	245	266	280
Loss on extinguishment of debt(3)	65	—	55	—	—
Income (Loss) from continuing operations(1)(2)(3)(4)	43	42	(18)	(7)	(47)
Cash dividends per share	$—	$—	$—	$—	$—
Weighted average shares outstanding:
Basic	112.8	91.6	91.9	92.0	91.9
Diluted	114.0	92.2	91.9	92.0	91.9
Basic and Diluted Earnings (Loss) Per Share -- Continuing Operations	$0.38	$0.46	$(0.20)	$(0.08)	$(0.51)
Financial Position (as of period end):
Total assets	$5,134	$5,905	$6,415	$7,156	$7,106
Total long-term debt	3,056	3,906	3,924	3,859	3,877
Total shareholder's equity(1)(2)(3)(4)	359	23	535	1,234	1,246
Cash Flow Data:
Net cash provided from operating activities from continuing operations	$253	$208	$104	$74	$38
Net cash used for investing activities from continuing operations	(56)	(70)	(85)	(80)	(73)
Net cash used for financing activities from continuing operations	(277)	(78)	(14)	(110)	(45)
Other Financial Data:
Adjusted EBITDA(5)	$557	$450	$413	$397	$354
Adjusted EBITDA Margin(6)	22.7%	19.6%	18.7%	18.9%	17.4%
Pre-Tax Unlevered Free Cash Flow(7)	$525	$428	$364	$292	$275

__________________________________

(1)	Represents the impairment of software and other related costs described in Note 2 to our consolidated financial statements.
(2)	Represents consulting agreement termination fees described in Note 10 to our consolidated financial statements.
(3)

For 2014, represents a loss on extinguishment of debt as described in Note 10 to our consolidated financial statements. For 2012, represents a loss on extinguishment of debt related to the redemption of the $996 million aggregate principal amount of the 2015 Notes and repayment of $276 million of outstanding borrowings under the Old Term Facilities.

(4)	The 2014, 2013 and 2012 results include restructuring charges of $11 million, $6 million and $15 million, respectively, as described in Note 8 to our consolidated financial statements.

The 2011 and 2010 results include restructuring charges of $7 million and $5 million, respectively. For 2011 and 2010, these charges included lease termination and severance costs related to a branch optimization project at Terminix; severance costs and consulting fees related to an initiative to enhance capabilities and reduce costs in our headquarters functions; reserve adjustments, severance and retention associated with previous restructuring initiatives; and severance, retention, legal fees and other costs associated with the merger in 2007.

(5)

We use Adjusted EBITDA to facilitate operating performance comparisons from period to period. Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or any other performance measures derived in accordance with GAAP or as an alternative to net cash provided by operating activities or any other measures of our cash flow or liquidity. “Adjusted EBITDA” means net income (loss) before: income (loss) from discontinued operations, net of income taxes; provision (benefit) for income taxes; gain (loss) on extinguishment of debt; interest expense; depreciation and amortization expense; non-cash impairment of software and other related costs; non-cash impairment of property and equipment; non-cash stock based compensation expense; restructuring charges; management and consulting fees; consulting agreement termination fees and other non-operating expenses.

We believe Adjusted EBITDA facilitates company to company operating performance comparisons by excluding potential differences caused by variations in capital structures (affecting net interest income and expense), taxation and the age and book depreciation of facilities and equipment (affecting relative depreciation expense), which may vary for different companies for reasons unrelated to operating performance. In addition, we exclude residual value guarantee charges that do not result in additional cash payments to exit the facility at the end of the lease term.

Adjusted EBITDA is not necessarily comparable to other similarly titled financial measures of other companies due to the potential inconsistencies in the methods of calculation.

Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
•	Adjusted EBITDA does not reflect our tax expense or the cash requirements to pay our taxes;
•	Adjusted EBITDA does not reflect historical capital expenditures or future requirements for capital expenditures or contractual commitments;
•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	Other companies in our industries may calculate Adjusted EBITDA differently, limiting its usefulness as a comparative measure.

The following table sets forth Adjusted EBITDA for each of our reportable segments and Other Operations and Headquarters and reconciles the total Adjusted EBITDA to Net (Loss) Income for the periods presented, which we consider to be the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Year Ended December 31,
(In millions)	2014	2013	2012	2011	2010
Adjusted EBITDA:
Terminix	$309	$266	$266	$249	$223
American Home Shield	179	145	117	107	90
Franchise Services Group	78	78	70	75	76
Reportable Segment Adjusted EBITDA	$566	$489	$453	$431	$389
Corporate(a)	(9)	(39)	(40)	(34)	(35)
Total Adjusted EBITDA	$557	$450	$413	$397	$354
Depreciation and amortization expense	(100)	(99)	(100)	(121)	(130)
Non-cash impairment of software and other related costs(b)	(47)	—	—	—	—
Non-cash impairment of property and equipment(c)	—	—	(9)	—	—
Non-cash stock-based compensation expense(d)	(8)	(4)	(7)	(8)	(9)
Restructuring charges(e)	(11)	(6)	(15)	(7)	(5)
Management and consulting fees(f)	(4)	(7)	(7)	(8)	(8)
Consulting agreement termination fees(g)	(21)	—	—	—	—
(Loss) income from discontinued operations, net of income taxes(h)	(100)	(549)	(696)	53	37
(Provision) benefit for income taxes	(40)	(43)	8	6	32
Loss on extinguishment of debt(i)	(65)	—	(55)	—	—
Interest expense	(219)	(247)	(245)	(266)	(280)
Other non-operating expenses(j)	1	(2)	(1)	—	(1)
Net (Loss) Income	$(57)	$(507)	$(714)	$46	$(10)

__________________________________

(a)	Represents unallocated corporate expenses.

(b)Represents the impairment of software and other related costs described in footnote (1) above. We exclude non‑cash impairments from Adjusted EBITDA because we believe doing so is useful to investors in aiding period‑to‑period comparability.

(c)Represents a $3 million impairment of licensed intellectual property and a $1 million impairment of abandoned real estate at Terminix, and a $4 million impairment of certain internally developed software at Merry Maids recorded in 2012. We exclude non‑cash impairments of property and equipment from Adjusted EBITDA because we believe doing so is useful to investors in aiding period‑to‑period comparability.

(d)Represents the non‑cash expense of our equity‑based compensation. We exclude this expense from Adjusted EBITDA primarily because it is a non‑cash expense and because it is not used by management to assess ongoing operational performance. We believe excluding this expense from Adjusted EBITDA is useful to investors in aiding period‑to‑period comparability.

(e)Represents the restructuring charges described in footnote (4) above, which include restructuring charges related primarily to the impact of a branch optimization project at Terminix and an initiative to enhance capabilities and reduce costs in our headquarters functions. We exclude these restructuring charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period‑to‑period comparability.

(f)Represents the amounts paid to certain of our Equity Sponsors under the consulting agreements described in Note 10 to our consolidated financial statements. We exclude these amounts from Adjusted EBITDA primarily because they are not reflective of ongoing operating results and because they are not used by management to assess ongoing operational performance. In addition, we have excluded these amounts from Adjusted EBITDA because the consulting agreements terminated in connection with Holdings’ initial public offering.

(g)Represents the consulting agreement termination fees described in footnote (2) above. We exclude these amounts from Adjusted EBITDA because we believe doing so is useful to investors in aiding period‑to‑period comparability.

(h)Represents our loss in connection with the TruGreen Spin-Off in 2014 and the disposition of our commercial landscaping business in 2011. See Note 7 to our consolidated financial statements for further discussion of the spin-off of the TruGreen Business. We exclude these amounts from Adjusted EBITDA because these charges are not part of our ongoing operations and we believe doing so is useful to investors in aiding period‑to‑period comparability.

(i)Represents the loss on extinguishment of debt described in footnote (3) above. We believe excluding this expense from Adjusted EBITDA is useful to investors in aiding period‑to‑period comparability.

(j)Represents administrative expenses of Holdings and interest expense of Holdings related to a note payable due to SvM. Although we expect to incur similar expenses in the future, we exclude these expenses from the calculation of Adjusted EBITDA in order to present Adjusted EBITDA on a basis consistent with Adjusted EBITDA as previously reported by SvM, which is familiar to holders of SvM’s indebtedness.

(6)	Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of revenue.
(7)

Pre-Tax Unlevered Free Cash Flow is not a measurement of our financial performance or liquidity under GAAP and does not purport to be an alternative to net cash provided from operating activities from continuing operations or any other performance or liquidity measures derived in accordance with GAAP.

Management believes Pre-Tax Unlevered Free Cash Flow is useful as a supplemental measure of our liquidity. Management uses Pre-Tax Unlevered Free Cash Flow to facilitate company-to-company cash flow comparisons by removing potential differences caused by variations in capital structures (affecting interest payments and payments made or received in connection with debt issuances and debt retirements), as well as payments for taxation, restructuring, and management and consulting fees, which may vary from company to company for reasons unrelated to operating performance.

‘‘Pre-Tax Unlevered Free Cash Flow’’ means (i) net cash provided from operating activities from continuing operations before: cash paid for interest expense; call premium paid on retirement of debt; premium received on issuance of debt; cash paid for income taxes, net of refunds; cash paid for restructuring charges; cash paid for management and consulting fees; cash paid for consulting agreement termination fees; cash paid for impairment of software and other related costs; and gain on sale of marketable securities; (ii) less property additions.

Pre-Tax Unlevered Free Cash Flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations are:

•	Pre-Tax Unlevered Free Cash Flow does not reflect cash payments to service interest, make principal payments on our debt or make payments for other financing activities;
•	Pre-Tax Unlevered Free Cash Flow does not reflect cash payments for taxes;

•	Pre-Tax Unlevered Free Cash Flow does not reflect cash payments for restructuring charges, management and consulting fees or consulting agreement termination fees;
•	Pre-Tax Unlevered Free Cash Flow does not reflect cash payments for impairment of software and other related costs; and
•	Other companies in our industries may calculate Pre-Tax Unlevered Free Cash Flow or similarly titled non-GAAP financial measures differently, limiting is usefulness as a comparative measure.

The following table reconciles net cash provided from operating activities from continuing operations, which we consider to be the most directly comparable GAAP measure, to Pre-Tax Unlevered Free Cash Flow using data derived from our consolidated financial statements for the periods indicated:

	Year Ended December 31,
(In millions)	2014	2013	2012	2011	2010
Net Cash Provided from Operating Activities from
Continuing Operations	$253	$208	$104	$74	$38
Cash paid for interest expense	220	232	233	244	261
Call premium paid on retirement of debt	35	—	43	—	—
Premium received on issuance of debt	—	—	(3)	—	—
Cash paid for income taxes, net of refunds	12	9	9	12	13
Cash paid for restructuring charges	8	9	15	6	3
Cash paid for management and consulting fees(a)	4	7	7	8	8
Cash paid for consulting agreement termination fees	21	—	—	—	—
Cash paid for impairment of software and other related costs	3	—	—	—	—
Gain on sale of marketable securities	4	2	—	—	—
Property additions	(35)	(39)	(44)	(52)	(48)
Pre-Tax Unlevered Free Cash Flow	$525	$428	$364	$292	$275

__________________________________

(a)	Represents the amounts paid to certain of our Equity Sponsors under the consulting agreements described in Note 10 to the consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with Item 6 “Selected Financial Data” and the consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “—Information Regarding Forward-Looking Statements” and the section entitled “Risk Factors.”

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is combined for two registrants: ServiceMaster Global Holdings, Inc. and The ServiceMaster Company, LLC. Unless the context indicates otherwise, any reference in this discussion and analysis to “Holdings” refers to ServiceMaster Global Holdings, Inc., any reference to “SvM” refers to The ServiceMaster Company, LLC, the indirect wholly-owned subsidiary of Holdings, and any references to “ServiceMaster,” the “Company,” “we,” “us,” and “our” refer to ServiceMaster Global Holdings, Inc. together with its direct and indirect subsidiaries, including SvM.

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

Key Business Metrics

We focus on a variety of indicators and key financial and operating metrics to monitor the financial condition and performance of the continuing operations of our businesses. These metrics include:

•	revenue,
•	operating expenses,
•	Adjusted EBITDA,
•	net income (loss),
•	earnings (loss) per share,
•	customer retention rates, and
•	customer counts growth.

To the extent applicable, these measures are evaluated with and without impairment, restructuring and other charges that management believes are not indicative of the earnings capabilities of our businesses. We also focus on measures designed to optimize cash flow, including the management of working capital and capital expenditures.

Revenue.  Our revenue results are primarily a function of the volume and pricing of the services and products provided to our customers by our businesses as well as the mix of services and products provided across our businesses. The volume of our revenue in Terminix and American Home Shield, and in our company-owned branches in the Franchise Services Group, is impacted by new unit sales, the retention of our existing customers and tuck-in acquisitions. We expect to continue our tuck-in acquisition program at Terminix at levels consistent with prior periods. Revenue results in the remainder of our Franchise Services Group are driven principally by royalty fees earned from our franchisees. We serve both residential and commercial customers, principally in the United States. In 2014, approximately 98 percent of our revenue was generated by sales in the United States.

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

We have historically hedged a significant portion of our annual fuel consumption of approximately 11 million gallons. Fuel costs for 2014, after the impact of the hedges and after adjusting for the impact of year over year changes in the number of gallons used, were comparable to 2013 and decreased $1 million for 2013 compared to 2012. Based upon current Department of Energy fuel price forecasts, as well as hedges we have executed to date for 2015, we project that fuel prices will decrease our fuel costs for 2015 by approximately $5 million compared to 2014.

After adjusting for the impact of year over year changes in the number of covered employees, health care and related costs for 2014 increased $3 million compared to 2013 while costs in 2013 were comparable to 2012. We expect our health care costs in 2015 to remain comparable to 2014.

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

Net Income (Loss) and Earnings (Loss) Per Share.  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options and restricted stock units are reflected in diluted net income (loss) per share by applying the treasury stock method. The presentation of net income (loss) and earnings (loss) per share provides GAAP measures of performance which are useful for investors, analysts and other interested parties in company-to-company operating performance comparisons.

Customer Retention Rates and Customer Counts Growth.  We report our customer retention rates and growth in customer counts for our two largest revenue generating businesses in order to track the performance of those businesses. Customer counts represent our renewable customer base,  which includes customers with active contracts for recurring services and excludes customers who purchased a service we consider non-recurring. At Terminix, these services are primarily delivered on an annual, quarterly or monthly frequency. Retention rates are calculated as the ratio of ending customer counts to the sum of beginning customer counts, new sales and acquired accounts for the applicable period. These measures are presented on a rolling, 12-month basis in order to avoid seasonal anomalies. See “—Segment Review.”

Seasonality

We have seasonality in our business, which drives fluctuations in revenue and Adjusted EBITDA for interim periods. In 2014, approximately 22 percent, 28 percent, 27 percent and 23 percent of our revenue and approximately 21 percent, 31 percent, 28 percent and 20 percent of our Adjusted EBITDA was recognized in the first, second, third and fourth quarters, respectively.

Effect of Weather Conditions

The demand for our services and our results of operations are also affected by weather conditions, including the seasonal nature of our termite and pest control services and disaster restoration services. Weather conditions which have a potentially unfavorable impact to our business include cooler temperatures or droughts which can impede the development of termite swarms and lead to lower demand for our termite control services; severe winter storms which can impact our residential cleaning business if we cannot travel to service locations due to hazardous road conditions; and extreme temperatures which can lead to an increase in service requests related to household systems, resulting in higher claim frequency and costs. Weather conditions which have a potentially favorable impact to our business include mild winters which can lead to higher demand for termite and pest control services; mild winters or summers which can lead to lower household systems claim frequency; and severe storms which can lead to an increase in demand for disaster restoration services.

We believe colder weather conditions in early 2014 adversely affected our traditional termite revenue in 2014.  Conversely, contract claims expense in our American Home Shield segment decreased in 2014, as compared to 2013, in part, we believe, due to cooler temperatures in 2014 as compared to 2013.

Initial Public Offering

On June 25, 2014, our registration statement on Form S-1 for Holdings’ initial public offering was declared effective by the SEC. On July 1, 2014, we completed the offering of 41,285,000 shares of our common stock at a price of $17.00 per share. See Note 1 to our consolidated financial statements for more information about our use of these proceeds of the offering.

Secondary Public Offering

On February 4, 2015, Holdings’ registration statement on Form S-1 was declared effective by the SEC for a secondary offering of its common stock. Holdings registered on behalf of certain stockholders the offering and sale of 25,000,000 shares of common stock and an additional 3,750,000 shares of common stock sold to the underwriters pursuant to an option to purchase additional shares. On February 10, 2015,  the selling stockholders completed the offering of 25,000,000 shares of common stock at a price of $29.50 per share. On February 13, 2015, the selling stockholders completed the offering of an additional 3,750,000 shares of common stock at a price of $29.50 per share pursuant to the underwriters’ option to purchase additional shares. Holdings did not receive any of the proceeds from the aggregate 28,750,000 shares of common stock sold by the selling stockholders.

Refinancing of Indebtedness

On July 1, 2014, in connection with Holdings’ initial public offering, SvM terminated the Old Credit Facilities and entered into the Credit Facilities.  Borrowings under the Term Loan Facility, together with $243 million of available cash and $120 million of net proceeds of the initial public offering, were used to repay in full the $2,187 million outstanding under the Old Term Facilities. In addition, $42 million of available cash was used to pay debt issuance costs of $24 million and to pay original issue discount of $18 million in connection with the Term Loan Facility.

On July 16, 2014, SvM used proceeds from Holdings’ initial public offering to redeem $210 million of its outstanding 8% 2020 Notes and $263 million of its outstanding 7% 2020 Notes. In connection with the partial redemption of the 8% 2020 Notes and the 7% 2020 Notes, SvM was required to pay a pre-payment premium of $17 million and $18 million, respectively, and accrued interest of $7 million and $8 million, respectively.

In connection with the partial redemption of the 8% 2020 Notes and 7% 2020 Notes and the repayment of the Old Term Facilities, we recorded a loss on extinguishment of debt of $65 million in the year ended December 31, 2014, which included the pre-payment premiums on the 8% 2020 Notes and 7% 2020 Notes of $17 million and $18 million, respectively, and the write-off of $30 million of debt issuance costs.

On February 17, 2015, SvM redeemed $190 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount using available cash. In connection with the partial redemption, we expect to record a loss on extinguishment of debt of approximately $13 million in the first quarter of 2015, which includes a pre-payment premium of $11 million and the write-off of approximately $2 million of debt issuance costs.

On March 2, 2015, SvM issued a conditional notice of redemption to redeem $200 million in aggregate principal amount of the 8% 2020 Notes at a redemption price of 106.0% of the principal amount thereof on April 1, 2015, assuming the conditions are satisfied on or prior to April 1, 2015. SvM intends to fund the redemption using incremental commitments under SvM’s Term Loan Facility. In connection with the redemption, we expect to record a loss on extinguishment of debt of approximately $14 million in the second quarter of 2015, which includes a pre‑payment premium of $12 million and the write‑off of approximately $2 million of debt issuance costs.

TruGreen Spin-Off

On January 14, 2014, we completed the TruGreen Spin-Off. As a result of the completion of the TruGreen Spin-Off, New TruGreen operates the TruGreen Business as a private independent company.

We have historically incurred the cost of certain corporate-level activities which we performed on behalf of the TruGreen Business, including communications, public relations, finance and accounting, tax, treasury, internal audit, human resources operations and benefits, risk management and insurance, supply management, real estate management, marketing, facilities, information technology and other support services. Beginning with the TruGreen Spin-Off, where it was practicable, employees who historically provided such services to the TruGreen Business were separated from us and transferred to New TruGreen as of the date of the TruGreen Spin-Off. For certain support services for which it was not practicable to separate employees and transfer them to New TruGreen beginning with the TruGreen Spin-Off, a transition services agreement was entered into pursuant to which we provide specified services to New TruGreen while an orderly transition of employees and other support arrangements from us to New TruGreen is executed. The charges for the transition services are designed to allow us to fully recover the direct costs of providing the services, plus specified margins and any out-of-pocket costs and expenses. The services provided under the transition services agreement will terminate at various specified times, and in no event later than January 14, 2016 (except for certain information technology services, which we expect to provide to New TruGreen beyond the two-year period). New TruGreen may terminate the transition services agreement (or certain services under the transition services agreement) for convenience upon 90 days written notice, in which case New TruGreen will be required to reimburse us for early termination costs. As a result of the transfer of employees to New TruGreen, in combination with the fees we received under the transition services agreement, we achieved an approximate $25 million reduction in annual costs in 2014. We do not expect an incremental change in our annual costs in 2015 related to fees under the transition services agreement or the transfer of employees to New TruGreen.

Under this transition services agreement, in the year ended December 31, 2014, SvM recorded $36 million of fees due from New TruGreen, which is included, net of costs incurred, in Selling and administrative expenses in the consolidated statement of operations and comprehensive income (loss). As of December 31, 2014, all amounts owed by New TruGreen under this agreement have been paid. We expect to receive fees under the transition services agreement of approximately $23 million in 2015.

During the year ended December 31, 2014, SvM processed certain of New TruGreen’s accounts payable transactions. Through this process, in the year ended December 31, 2014, $97 million was paid on New TruGreen’s behalf, all of which was repaid by New TruGreen.

In addition, we, New TruGreen and TGLP entered into (1) a separation and distribution agreement containing key provisions relating to the separation of the TruGreen Business and the distribution of New TruGreen common stock to Holdings’ stockholders (including relating to specified TruGreen legal matters with respect to which we have agreed to retain liability, as well as insurance coverage, non-competition, indemnification and other matters), (2) an employee matters agreement allocating liabilities and responsibilities relating to employee benefit plans and programs and other related matters and (3) a tax matters agreement governing the respective rights, responsibilities and obligations of the parties thereto with respect to taxes, including allocating liabilities for income taxes attributable to New TruGreen and its subsidiaries generally to us for tax periods (or portions thereof) ending on or before January 14, 2014 and generally to New TruGreen for tax periods (or portions thereof) beginning after that date.

Results of Operations

	Year Ended December 31,			Increase (Decrease)		% of Revenue
(In millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012	2014	2013	2012
Revenue	$2,457	$2,293	$2,214	7%	4%	100%	100%	100%
Cost of services rendered and products sold	1,298	1,220	1,196	6	2	53	53	54
Selling and administrative expenses	668	691	678	(3)	2	27	30	31
Amortization expense	52	51	58	2	(13)	2	2	3
Impairment of software and other related costs	47	—	—	*	*	2	—	—
Consulting agreement termination fees	21	—	—	*	*	1	—	—
Restructuring charges	11	6	15	76	(59)	—	—	1
Interest expense	219	247	245	(11)	1	9	11	11
Interest and net investment income	(7)	(8)	(7)	(9)	9	—	—	—
Loss on extinguishment of debt	65	—	55	*	*	3	—	3
Income (Loss) from Continuing Operations before Income Taxes	84	86	(26)	(2)	(429)	3	4	(1)
Provision (benefit) for income taxes	40	43	(8)	(6)	(639)	2	2	—
Equity in losses of joint venture	—	(1)	—	*	*	—	—	—
Income (Loss) from Continuing Operations	43	42	(18)	2	(331)	2	2	(1)
Loss from discontinued operations, net of income taxes	(100)	(549)	(696)	*	*	(4)	(24)	(31)
Net Loss	$(57)	$(507)	$(714)	*	*	(2)%	(22)%	(32)%

___________________________________

*not meaningful

Revenue

We reported revenue of $2,457 million, $2,293 million and $2,214 million for the years ended December 31, 2014, 2013 and 2012, respectively. A summary of changes in revenue for each of our reportable segments and Corporate is included in the table below. See “—Segment Review” for a discussion of the drivers of the year-over-year changes.

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Year Ended December 31, 2012	$1,265	$721	$221	$7	$2,214
Pest Control	31	—	—	—	31
Termite and Other Services(1)	9	—	—	—	9
Home Warranties	—	19	—	—	19
Franchise-Related Revenue	—	—	15	—	15
Other	4	—	—	1	5
Year Ended December 31, 2013	$1,309	$740	$236	$8	$2,293
Pest Control	27	—	—	—	27
Termite and Other Services(1)	34	—	—	—	34
Home Warranties(2)	—	88	—	—	88
Franchise-Related Revenue	—	—	17	—	17
Other	—	—	—	(1)	(2)
Year Ended December 31, 2014	$1,370	$828	$253	$7	$2,457

___________________________________

(1)	Includes wildlife exclusion, crawl space encapsulation and attic insulation services which are managed as a component of our termite line of business.
(2)	Includes approximately $56 million for the year ended December 31, 2014 as a result of the acquisition of Home Security of America, Inc., based in Madison, Wisconsin, (“HSA”) on February 28, 2014.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $1,298 million, $1,220 million and $1,196 million for the years ended December 31, 2104, 2013 and 2012, respectively. The following table provides a summary of changes in cost of services rendered and products sold for each of our reportable segments and Corporate:

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Year Ended December 31, 2012	$704	$383	$105	$4	$1,196
Impact of change in revenue	30	10	8	—	48
Bad debt	3	—	—	—	3
Legal	7	—	—	—	7
Contract claims	—	(27)	—	—	(27)
Insurance program	—	—	—	4	4
Impairment of property and equipment	(5)	—	(4)	—	(9)
Other	4	1	(8)	1	(2)
Year Ended December 31, 2013	$743	$367	$101	$9	$1,220
Impact of change in revenue(1)	22	42	14	—	78
Damage claims	5	—	—	—	5
Legal	(5)	—	—	—	(5)
Contract claims	—	(6)	—	—	(6)
Insurance program	—	—	—	9	9
Other	(2)	1	3	(4)	(3)
Year Ended December 31, 2014	$763	$404	$118	$14	$1,298
___________________________________

(1)	For American Home Shield, includes approximately $23 million as a result of the acquisition of HSA.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The increase in damage claims at Terminix was primarily driven by higher claim payments, and the decrease in legal expense was driven by reduced provisions for certain legal matters.

The decrease in contract claims at American Home Shield was primarily driven by lower claims costs due, in part, to an increase in the service fee charged to our customers for service visits and, to a lesser extent, mild weather conditions, offset, in part, by the impact of favorable adjustments to reserves for prior year contract claims of $1 million and $5 million in 2014 and 2013, respectively.

The increased expense in our automobile, general liability and workers’ compensation insurance program was driven by adverse claims trends.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The increase in bad debt expense at Terminix was driven by aging of commercial accounts, and the increase in legal expense at Terminix was driven by increased provisions for certain legal matters.

Contract claims expense at American Home Shield for 2013 included a favorable adjustment to reserves for prior year contract claims of $5 million. The decrease in contract claims was driven, in part, by an increase in the service fee charged to our customers for service visits and, to a lesser extent, by cooler summer temperatures in 2013 as compared to 2012.

The increased expense in our automobile, general liability and workers’ compensation insurance program was driven by adverse claims trends.

The results for 2012 include a $3 million impairment of licensed intellectual property and a $1 million impairment of abandoned real estate at Terminix and a $4 million impairment of certain internally developed software at Franchise Services Group for which there were no similar impairments recorded in 2013.

Selling and Administrative Expenses

For the years ended December 31, 2014, 2013 and 2012, we reported selling and administrative expenses of $668 million, $691 million and $678 million, respectively, which comprised general and administrative expenses of $270 million, $314 million and $322 million, respectively, and selling and marketing expenses of $398 million, $377 million and $356 million, respectively. The following table provides a summary of changes in selling and administrative expenses for each of our reportable segments and Corporate:

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Year Ended December 31, 2012	$326	$234	$52	$65	$678
Sales and marketing costs	6	12	—	—	18
Key executive transition charges	4	—	—	2	6
Technology costs	—	3	—	—	3
Legal and tax-related reserves	—	(11)	—	—	(11)
Incentive compensation	(5)	—	—	—	(5)
Cost reduction initiatives	—	—	—	(6)	(6)
Stock-based compensation expense	—	—	—	(3)	(3)
Other	—	2	6	4	11
Year Ended December 31, 2013	$331	$240	$58	$62	$691
HSA selling and administrative expenses	—	18	—	—	18
Sales and marketing costs	5	10	—	—	15
Legal and tax-related reserves	—	4	—	—	4
Cost reduction initiatives	(3)	(7)	—	(36)	(46)
Technology costs	—	(9)	—	—	(9)
Key executive transition charges	(3)	(1)	—	(2)	(6)
Management and consulting fees	—	—	—	(4)	(4)
Stock-based compensation expense	—	—	—	3	3
Other	(1)	2	—	—	2
Year Ended December 31, 2014	$329	$257	$58	$23	$668

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The decrease in selling and administrative expenses at Terminix was primarily driven by overhead cost reductions achieved in 2014 and a reduction in key executive transition charges, offset, in part, by higher sales costs.

The increase in selling and administrative expenses at American Home Shield primarily included the addition of administrative costs as a result of the acquisition of HSA, incremental marketing investments in our direct to consumer channel and increased provisions for certain legal matters, offset, in part, by efficiency gains in our call centers, lower technology costs driven by the decision in the first quarter of 2014 to abandon its efforts to deploy a new operating system and a reduction in key executive transition charges. Additionally, $1 million and $3 million reductions in tax related reserves were recorded in 2014 and 2013, respectively.

The decrease in selling and administrative expenses at Corporate primarily included decreased costs in our headquarters functions driven by the transition of certain costs to New TruGreen, cost reductions pursuant to the termination of consulting agreements with our equity sponsors, other cost reductions achieved in 2014 and lower key executive transition charges, offset, in part, by higher stock-based compensation expense.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The increase in selling and administrative expenses at Terminix was primarily driven by increased investments in sales and marketing and higher key executive transition charges, offset, in part, by lower incentive compensation expense.

The increase in selling and administrative expenses at American Home Shield primarily included increased investments in sales and marketing to drive future growth, principally in our direct-to-consumer channel and higher technology costs, offset, in part, by lower provisions for certain legal matters. Additionally, a $3 million reduction in tax‑related reserves was recorded in 2013, and a $5 million increase in tax‑related reserves was recorded in 2012.

The decrease in selling and administrative expenses at Corporate primarily included decreased costs in our headquarters functions driven by cost reductions realized in 2013 and lower stock-based compensation expense, offset in part, by higher key executive transition charges.

Amortization Expense

During the years ended December 31, 2014, 2013 and 2012, our portfolio of intangible assets has remained relatively stable, and, as a result, amortization expense was $52 million, $51 million and $58 million in the years ended December 31, 2014, 2013 and 2012, respectively.

Impairment of Software and Other Related Costs

We recorded an impairment charge of $47 million in the year ended December 31, 2014 relating to American Home Shield’s decision, in the first quarter of 2014, to abandon its efforts to deploy a new operating system. This decision will allow us to more effectively focus our energy and resources on driving growth and serving our customers. Included in this charge are the impairment of capitalized software of $45 million and the recognition of the remaining liabilities associated with the termination of lease, maintenance and hosting agreements totaling $2 million.

Consulting Agreement Termination Fees

On July 1, 2014, in connection with the completion of Holdings’ initial public offering, we paid the Equity Sponsors aggregate fees of $21 million in connection with the termination of the consulting agreements, which was recorded in the year ended December 31, 2014. See Note 15 to the consolidated financial statements for more details.

Restructuring Charges

We incurred restructuring charges of $11 million, $6 million and $15 million for the years ended December 31, 2014, 2013 and 2012, respectively. Restructuring charges were comprised of the following:

	Year Ended December 31,
(In millions)	2014	2013	2012
Terminix branch optimization(1)	$2	$2	$4
American Home Shield reorganization(2)	—	—	1
Franchise services group reorganization(2)	3	—	1
Corporate(3)	6	4	9
Total restructuring charges	$11	$6	$15

___________________________________

(1)

These charges included severance costs of $2 million, $1 million and $1 million for the years ended December 31, 2014, 2013 and 2012, respectively and lease termination costs of $1 million and $3 million for the years ended December 31, 2013 and 2012, respectively.

(2)	These charges represent severance costs.
(3)

Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in our headquarters functions that provide Company-wide administrative services for our operations. For the years ended December 31, 2014,  2013 and 2012, these charges included severance and other costs of $5 million, $1 million and $4 million, respectively, and professional fees of $1 million, $3 million and $5 million, respectively.

Interest Expense

Interest expense was $219 million, $247 million, and $245 million for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in interest expense in the year ended December 31, 2014 compared to the year ended December 31, 2013 was driven by the refinancing of the Old Term Facilities and the partial redemption of the 2020 Notes. The increase in interest expense in the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to an increase in our average long-term debt balance. See Note 12 to the consolidated financial statements for more details.

Interest and Net Investment Income

Interest and net investment income was $7 million, $8 million and $7 million for the years ended December 31, 2014, 2013 and 2012, respectively, and was comprised of the following:

	Year Ended December 31,
(In millions)	2014	2013	2012
Realized gains(1)	$6	$5	$6
Deferred compensation trust(2)	—	2	1
Other(3)	1	1	—
Total interest and net investment income	$7	$8	$7

___________________________________

(1)	Represents the net investment gains and the interest and dividend income realized on the American Home Shield investment portfolio.

(2)

Represents investment income (loss) resulting from a change in the market value of investments within an employee deferred compensation trust (for which there is a corresponding and offsetting change in compensation expense within income from continuing operations before income taxes).

(3)	Includes interest income on other cash balances and, in the year ended December 31, 2012, a $3 million charge for the impairment of a loan related to a prior business disposition.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $65 million was recorded in the year ended December 31, 2014 related to the repayment of the Old Term Facilities and the partial redemption of the 8% 2020 Notes and the 7% 2020 Notes on July 16, 2014. A loss on extinguishment of debt of $55 million was recorded in the year ended December 31, 2012 related to the redemption of $996 million aggregate principal amount of the 2015 Notes and repayment of $276 million of outstanding borrowings under the Old Term Facilities. There were no debt extinguishments by us in the year ended December 31, 2013. See Note 12 to the consolidated financial statements for more details.

Income (Loss) from Continuing Operations before Income Taxes

Income from continuing operations before income taxes was $84 million and $86 million for the years ended December 31, 2014 and 2013, respectively. Loss from continuing operations before income taxes was $26 million for the year ended December 31, 2012. The change in income from continuing operations before income taxes primarily reflects the net effect of year-over-year changes in the following items:

	Year Ended December 31,
(In millions)	2014 vs. 2013	2013 vs. 2012
Reportable segments and Corporate(1)	$107	$37
Interest expense(2)	28	(2)
Loss on extinguishment of debt(3)	(65)	55
Consulting agreement termination fees(4)	(21)	—
Impairment of software and other related costs(5)	(47)	—
Impairment of property and equipment(6)	—	9
Restructuring charges(7)	(5)	9
Other(8)	1	4
Decrease in income from continuing operations before income taxes	$(2)	$112

___________________________________

(1)	Represents the net change in Adjusted EBITDA as described in “—Segment Review.”
(2)	Represents the net change in interest expense as described in “—Interest Expense.”
(3)	Represents the $65 million and $55 million loss on extinguishment of debt recorded in the years ended December 31, 2014 and 2012, respectively, as described in “—Loss on Extinguishment of Debt.”
(4)	Represents the consulting agreement termination fees of $21 million recorded in the year ended December 31, 2014 as described in “—Consulting Agreement Termination Fees.”
(5)

Represents a $47 million impairment of software and other related costs at American Home Shield recorded in the year ended December 31, 2014 as described in “—Impairment of Software and Other Related Costs.”

(6)

Represents a $3 million impairment of licensed intellectual property and a $1 million impairment of abandoned real estate at Terminix and a $4 million impairment of certain internally developed software at our Franchise Services Group recorded in the year ended December 31, 2012.

(7)	Represents the net change in restructuring charges as described in “—Restructuring Charges.”
(8)	Primarily represents the net change in management and consulting fees, stock-based compensation, depreciation and amortization.

Provision (Benefit) for Income Taxes

The effective tax rate on income (loss) from continuing operations was 48.2 percent, 50.1 percent and 30.5 percent for the years ended December 31, 2014, 2013 and 2012, respectively.  For a reconciliation of our effective tax rates to the statutory rate see Note 5 to our consolidated financial statements.

Net Loss

Net loss was $57 million, $507 million and $714 million for the years ended December 31, 2014, 2013 and 2012, respectively. The $450 million improvement for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily driven by a $449 million reduction in loss from discontinued operations. The $207 million improvement for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily driven by a $112 million improvement in income (loss) from continuing operations before income taxes and a $147 million reduction in loss from discontinued operations, net of tax, offset, in part, by a $51 million increase in provision (benefit) for income taxes.

Segment Review

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the notes to the consolidated financial statements included in this report.

Revenue and Adjusted EBITDA by reportable segment and for Corporate are as follows:

	Year Ended December 31,			Increase (Decrease)
(In millions)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenue:
Terminix	$1,370	$1,309	$1,265	5%	3%
American Home Shield	828	740	721	12%	3%
Franchise Services Group	253	236	221	7%	6%
Corporate	7	8	7	(13)%	22%
Total Revenue:	$2,457	$2,293	$2,214	7%	4%
Adjusted EBITDA:(1)
Terminix	$309	$266	$266	16%	0%
American Home Shield	179	145	117	23%	24%
Franchise Services Group	78	78	70	(0)%	12%
Reportable Segment Adjusted EBITDA	$566	$489	$453	16%	8%
Corporate(2)	(9)	(39)	(40)	(77)%	1%
Total Adjusted EBITDA	$557	$450	$413	24%	9%

___________________________________

(1)	For our definition of Adjusted EBITDA and a reconciliation thereof to net loss, see “—Selected Historical Financial Data.”
(2)	Represents unallocated corporate expenses.

The table below presents selected operating metrics related to renewable customer counts and customer retention for our Terminix and American Home Shield segments.

	As of December 31,
	2014	2013	2012
Terminix
Growth (Reduction) in Pest Control Customers	(1.0)%	(1.6)%	0.8%
Pest Control Customer Retention Rate	79.5%	79.3%	79.3%
Reduction in Termite and Other Services Customers	(2.3)%	(2.3)%	(1.4)%
Termite and Other Services Customer Retention Rate	84.5%	85.1%	85.6%
American Home Shield
Growth (Reduction) in Home Warranties(1)	14.8%	0.3%	(3.0)%
Customer Retention Rate(1)	74.9%	74.3%	73.3%

___________________________________

(1)

As of December 31, 2014, excluding the accounts acquired in the HSA acquisition, the growth in home warranties was five percent, and, excluding all accounts of HSA, the customer retention rate for our American Home Shield segment was 76 percent.

Terminix Segment

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a five percent increase in revenue and a 16 percent increase in Adjusted EBITDA for the year ended December 31, 2014 compared to the year ended December 31, 2013. The Terminix segment reported a three percent increase in revenue and comparable Adjusted EBITDA for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Revenue

Revenue by service line is as follows:

	Year Ended December 31,			% of Revenue
(In millions)	2014	2013	2012	2014
Pest Control	$758	$731	$700	55%
Termite and Other Services	542	508	499	40%
Other	70	70	66	5%
Total revenue	$1,370	$1,309	$1,265	100%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Pest control revenue increased four percent compared to 2013, reflecting improved price realization, a favorable product mix and the introduction of a new mosquito service, offset, in part by a decrease in new unit sales.

Termite revenue, including the wildlife exclusion, crawl space encapsulation and attic insulation services which are managed as a component of our termite line of business, increased seven percent compared to 2013.  In 2014, termite renewal revenue comprised 52  percent of total termite revenue, while the remainder consisted of termite new unit revenue. The increase in termite revenue reflects introductions of new products (wildlife exclusion and crawlspace encapsulation), increased sales of attic insulation and improved price realization, offset, in part, by a decrease in traditional termite sales, we believe, driven by mild weather conditions. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

We will continue to make investments to transform our customers’ experiences through a combination of new technology and improved processes to, among other things, maintain or improve our high retention rates in our pest control and termite service lines.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Pest control revenue increased four percent compared to 2012, reflecting improved price realization, offset, in part, by a decrease in new unit sales and acquisitions.

Termite revenue increased two percent compared to 2012. Termite renewal revenue comprised 52 percent of total termite revenue, while the remainder consisted of termite new unit revenue. The increase in termite revenue reflected an increase in non-renewable sales, the introduction of a new product (crawlspace encapsulation), increased sales of attic insulation and improved price realization, offset, in part, by a decrease in traditional new unit sales. Traditional termite new unit sales were adversely impacted by continued softness in demand for termite control services in 2013.

Product distribution revenue, which has lower margins than pest or termite revenue, increased $4 million compared to 2012.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Year Ended December 31, 2012	$266
Impact of change in revenue	14
Bad debt	(3)
Legal	(7)
Sales and marketing costs	(6)
Key executive transition charges	(4)
Incentive compensation	5
Other	1
Year Ended December 31, 2013	$266
Impact of change in revenue	39
Damage claims	(5)
Legal	5
Sales costs	(5)
Cost reduction initiatives	3
Key executive transition charges	3
Other	3
Year Ended December 31, 2014	$309

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The increase in damage claims was primarily driven by higher claim payments, and the decrease in legal expense was driven by reduced provisions for certain legal matters. The decrease in selling and administrative expenses was primarily driven by overhead cost reductions achieved in 2014 and a reduction in key executive transition charges, offset, in part, by higher sales costs.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The increase in bad debt expense was driven by aging of commercial accounts, and the increase in legal expense was driven by increased provisions for certain legal matters. The increase in selling and administrative expenses was primarily driven by increased investments in sales and marketing and higher key executive transition charges, offset, in part, by lower incentive compensation expense.

American Home Shield Segment

The American Home Shield segment, which provides home warranties for household systems and appliances, reported a 12 percent increase in revenue and a 23 percent increase in Adjusted EBITDA for the year ended December 31, 2014 compared to the year ended December 31, 2013. The American Home Shield segment reported a three percent increase in revenue and a 24 percent increase in Adjusted EBITDA for the year ended December 31, 2013 compared to the year ended December 31, 2012. The HSA acquisition contributed approximately $56 million in revenue in the year ended December 31, 2014.

Revenue

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The revenue results reflect the impact of the HSA acquisition, a favorable product mix, an increase in new unit sales and a modest improvement in the customer retention rate.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The revenue results primarily reflect improved price realization.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Year Ended December 31, 2012	$117
Impact of change in revenue	9
Contract claims	27
Sales and marketing costs	(12)
Technology costs	(3)
Legal	3
Tax-related reserves	8
Interest and net investment income	(1)
Other	(3)
Year Ended December 31, 2013	$145
Impact of change in revenue	46
Contract claims	6
HSA selling and administrative expenses	(18)
Marketing costs	(10)
Legal	(2)
Tax-related reserves	(2)
Cost reduction initiatives	7
Technology costs	9
Key executive transition charges	1
Interest and net investment income	1
Other	(4)
Year Ended December 31, 2014	$179

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The decrease in contract claims was primarily driven by lower claims costs due, in part, to an increase in the service fee charged to our customers for service visits and, to a lesser extent, mild weather conditions, offset, in part, by the impact of favorable adjustments to reserves for prior year contract claims of $1 million and $5 million in 2014 and 2013, respectively. Extreme temperatures in 2015 could lead to an increase in service requests related to household systems, resulting in higher claim frequency and costs. The increase in selling and administrative expenses primarily included the addition of administrative costs as a result of the acquisition of HSA, incremental marketing investments in our direct to consumer channel and increased provisions for certain legal matters, offset, in part, by efficiency gains in our call centers, lower technology costs driven by the decision in the first quarter of 2014 to abandon efforts to deploy a new operating system and a reduction in key executive transition charges. Additionally, $1 million and $3 million reductions in tax-related reserves were recorded in 2014 and 2013, respectively.

In 2014 and 2013, the segment’s Adjusted EBITDA included interest and net investment income from the American Home Shield investment portfolio of $6 million and $5 million, respectively.

Impairment of Software and Other Related Costs.

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

We recorded an impairment charge of $47 million in 2014 relating to this decision.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Contract claims expense for 2013 included a favorable adjustment to reserves for prior year contract claims of $5 million. The remaining decrease in contract claims was driven, in part, by an increase in the service fee charged to our customers for service visits and, to a lesser extent, by cooler summer temperatures in 2013 as compared to 2012. The increase in selling and administrative expenses primarily included increased investments in sales and marketing to drive future growth, principally in our direct-to-consumer channel and higher technology costs, offset, in part, by lower provisions for certain legal matters. Additionally, a $3 million reduction in tax-related reserves was recorded in 2013, and a $5 million increase in tax-related reserves was recorded in 2012.

Interest and net investment income from the American Home Shield investment portfolio of $5 million and $6 million was recorded in 2013 and 2012, respectively.

 Franchise Services Group Segment

The Franchise Services Group segment, which consists of the ServiceMaster Restore (disaster restoration), ServiceMaster Clean (janitorial), Merry Maids (residential cleaning), Furniture Medic (furniture repair) and AmeriSpec (home inspection) businesses, reported a seven percent increase in revenue and comparable Adjusted EBITDA for the year ended December 31, 2014 compared to the year ended December 31, 2013. The Franchise Service Group segment reported a six percent increase in revenue and a 12 percent increase in Adjusted EBITDA for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Revenue

Revenue by service line is as follows:

	Year Ended December 31,			% of Revenue
(In millions)	2014	2013	2012	2014
Royalty Fees	$118	$115	$111	47%
Company-Owned Merry Maids Branches	62	63	61	25%
Janitorial National Accounts	36	23	17	14%
Sales of Products	23	23	23	9%
Other	14	12	9	5%
Total revenue	$253	$236	$221	100%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Royalty fees increased three percent compared to 2013, primarily driven by increases in disaster restoration services. Revenue from company-owned Merry Maids branches decreased two percent compared to 2013 with customer counts down 11 percent. The customer count decline was impacted by the conversion of certain locations to franchises in 2014. Revenue from janitorial national accounts increased 54 percent compared to 2013, driven by strong sales activity. We intend to continue to focus on expanding our market share in janitorial national accounts. In 2014, we began converting company-owned Merry Maids locations to franchises. We expect the conversions in 2014, as well as further conversions expected in 2015, to result in decreases in revenues from company-owned Merry Maids branches, which we expect will be offset, in part, by modest increases in royalty fees.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Royalty fees increased three percent compared to 2012, primarily driven by increases in disaster restoration services. Revenue from company-owned Merry Maids branches increased four percent compared to 2012. Revenue from janitorial national accounts increased 38 percent compared to 2012, driven by strong sales activity.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Year Ended December 31, 2012	$70
Impact of change in revenue	6
Other	2
Year Ended December 31, 2013	$78
Impact of change in revenue	3
Other	(3)
Year Ended December 31, 2014	$78

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The impact of the increase in revenue on Adjusted EBITDA was driven by the increase in royalty fees and relatively low margin revenue from janitorial national accounts.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The impact of the increase in revenue on Adjusted EBITDA was driven by increases in royalty fees, revenue from company-owned Merry Maids branches and relatively low margin revenue from janitorial national accounts.

Corporate

Corporate reported a $31 million increase in Adjusted EBITDA for the year ended December 31, 2014 compared to December 31, 2013 and a $1 million increase in Adjusted EBITDA for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Adjusted EBITDA

The following table provides a summary of changes in Corporate’s Adjusted EBITDA:

(In millions)
Year Ended December 31, 2012	$(40)
Insurance program	(4)
Key executive transition charges	(2)
Cost reduction initiatives	6
Other	1
Year Ended December 31, 2013	$(39)
Insurance program	(9)
Key executive transition charges	2
Cost reduction initiatives	36
Other	1
Year Ended December 31, 2014	$(9)

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The increased expense in our automobile, general liability and workers’ compensation insurance program was driven by adverse claims trends. The decrease in selling and administrative expenses primarily included decreased costs in our headquarters functions driven by the transfer of employees to New TruGreen in combination with fees received under the transition services agreement with New TruGreen, other cost reductions achieved in 2014 and lower key executive transition charges.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The increased expenses in our automobile, general liability and workers’ compensation insurance program were driven by adverse claims trends. The decrease in selling and administrative expenses primarily included decreased costs in our headquarters functions driven by cost reductions realized through recent initiatives, offset, in part, by higher key executive transition charges.

Discontinued Operations

TruGreen Spin-off

On January 14, 2014, we completed the TruGreen Spin-off resulting in the spin-off of the assets and certain liabilities of the TruGreen Business through a tax-free, pro rata dividend to Holdings’ stockholders. As a result of the completion of the TruGreen Spin-off, New TruGreen operates the TruGreen Business as a private independent company.

The TruGreen Business experienced a significant downturn in several years prior to the TruGreen Spin-off.  From 2011 to 2013, the TruGreen Business lost 400,000 customers, or 19 percent of its customer base. The TruGreen Business’s operating margins also eroded during this time frame due to production inefficiencies, higher chemical costs and inflationary pressures, compounded by lower fixed cost leverage as falling customer counts drove revenue down. The TruGreen Business experienced revenue and Adjusted EBITDA declines of 18.6 percent and 87.6 percent, respectively, from 2011 to 2013. In light of these developments, we made the decision to effect the TruGreen Spin-off and enable our management to increase its focus on the Terminix, American Home Shield and Franchise Services Group segments, while providing New TruGreen, as an independently-operated, private company, the time and focus required to execute a turnaround. In addition, the TruGreen Spin-off was effected to enhance our ability to complete an initial public offering of our common stock and use the net proceeds primarily to reduce our indebtedness.

As a result of the TruGreen Spin-off, we were required to perform an interim impairment analysis as of January 14, 2014 on the TruGreen trade name. The assumptions were developed with the view of the TruGreen Business as a stand-alone company, resulting in an increase in the assumed discount rate of 350 bps as compared to the discount rate used in the October 1, 2013 impairment test for the TruGreen trade name. This interim impairment analysis resulted in a pre-tax non-cash trade name impairment charge of $139 million ($84 million, net of tax) to reduce the carrying value of the TruGreen trade name to its estimated fair value. This impairment charge was recorded in Loss from discontinued operations, net of income taxes, in the year ended December 31, 2014.

Financial Information of Discontinued Operations

Loss income from discontinued operations, net of income taxes, for all periods presented includes the operating results of the TruGreen Business and the previously sold businesses.

The operating results of discontinued operations are as follows:

	Year Ended December 31,
(In millions)	2014	2013	2012
Revenue	$6	$896	$979
Loss before income taxes(1)	(161)	(716)	(803)
Benefit for income taxes(1)	(61)	(167)	(107)
Loss from discontinued operations, net of income taxes(1)	$(100)	$(549)	$(696)

___________________________________

(1)

In the year ended December 31, 2014, the TruGreen Business recorded a pre-tax non-cash trade name impairment charge of $139 million ($84 million, net of tax) in loss from discontinued operations, net of income taxes. In the years ended December 31, 2013 and 2012, we recorded pre-tax non-cash impairment charges of $673 million ($521 million, net of tax) and $909 million ($764 million, net of tax), respectively, associated with the goodwill and trade name at the TruGreen Business in loss from discontinued operations, net of income taxes.

TruGreen

Year ended December 31, 2013 Compared to Year Ended December 31, 2012

The TruGreen Business reported revenue of $896 million in 2013, an 8.5 percent decrease compared to 2012. Revenue from residential lawn service customers, which was 82 percent of the TruGreen Business’s revenue in 2013, decreased 8.8 percent compared to 2012, reflecting an 8.9 percent decline in average residential full program customer counts and inefficiencies in service delivery caused, in part, by integration issues with newly implemented technology, offset, in part, by improved price realization. Absolute customer counts declined 7.9 percent compared to 2012, driven by a 250 bps decrease in the residential full program customer retention rate, offset, in part, by new unit sales. The TruGreen Business’s revenue also reflected a $14 million decrease in revenue from commercial customers compared to 2012.

Loss before incomes taxes for the TruGreen Business was $714 million in 2013 compared to $802 million in 2012. Non-cash impairment charges of $673 million and $909 million were recorded in 2013 and 2012, respectively. Key executive transition charges of $1 million were recorded in each of the years 2013 and 2012. Additionally, restructuring charges of $15 million and $3 million were recorded in 2013 and 2012, respectively, which, in 2013, primarily represented expenses we incurred directly related to the TruGreen Spin-off. The remaining decline in income before income taxes of $136 million primarily reflected the impact of lower revenue; labor, chemical and vehicle inefficiency driven, in part, by integration issues with newly implemented technology; higher bad debt expense; higher sales staffing levels; higher costs related to telephone and information technology systems; and increased investments in sales tools.

Liquidity and Capital Resources

Liquidity

We are highly leveraged, and a substantial portion of our liquidity needs are due to service requirements on our significant indebtedness. The agreements governing the 2020 Notes and the Credit Facilities contain covenants that limit or restrict the ability of SvM and certain of its subsidiaries to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of December 31, 2014, SvM was in compliance with the covenants under the agreements that were in effect on such date.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under our credit facilities. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. On July 1, 2014, in connection with Holdings’ initial public offering, SvM terminated the Old Credit Facilities and entered into the Credit Facilities. As of December 31, 2014, there was $136 million of letters of credit outstanding and $164 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts.

Cash and short- and long-term marketable securities totaled $495 million as of December 31, 2014, compared with $633 million as of December 31, 2013. As described below, on February 17, 2015, SvM redeemed $190 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount using available cash.

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

As of December 31, 2014, we had posted $131 million in letters of credit as collateral under our automobile, general liability and workers’ compensation insurance program, which were issued under SvM’s Revolving Credit Facility. Additionally, under the terms of our fuel swap contracts, we are required to post collateral in the event the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances when required by the counterparty. As of December 31, 2014, the estimated fair value of our fuel swap contracts was a net liability of $6 million, and we had posted $5 million in letters of credit as collateral under our fuel hedging program, which were also issued under SvM’s Revolving Credit Facility. The continued use of letters of credit for this purpose in the future could limit SvM’s ability to post letters of credit for other purposes and could limit SvM’s borrowing availability under its revolving credit facilities. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity. We may from time to time repurchase or otherwise retire or extend our debt and/or take other steps to reduce our debt or otherwise improve our financial position, results of operations or cash flows. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and/or opportunistic refinancing of debt or the utilization of cash or marketable securities to satisfy collateral requirements. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding in our consolidated financial statements.

Term Loan Facility

On July 1, 2014, in connection with Holdings’ initial public offering, SvM terminated the Old Term Facilities and entered into the Term Loan Facility. Borrowings under the Term Loan Facility, together with $243 million of available cash and $120 million of net proceeds of the initial public offering, were used to repay in full the $2,187 million outstanding under the Old Term Facilities. In addition, $42 million of available cash was used to pay debt issuance costs of $24 million and to pay original issue discount of $18 million in connection with the Term Loan Facility.

On July 23, 2014, SvM entered into two four-year interest rate swap agreements effective August 1, 2014. The aggregate notional amount of the agreements was $300 million. Under the terms of the agreements, SvM will pay a weighted-average fixed rate of interest of 1.786 percent on the $300 million notional amount, and SvM will receive a floating rate of interest (based on one-month London inter-bank offered rate “LIBOR”) on the notional amount. Therefore, during the term of the agreements, the effective interest rate on $300 million of the Term Loan Facility is fixed at a rate of 1.786 percent, plus the incremental borrowing margin of 3.25 percent.

On July 23, 2014, SvM entered into three forty-one month interest rate swap agreements effective March 1, 2015. The aggregate notional amount of the agreements was $400 million. Under the terms of the agreements, SvM will pay a weighted-average fixed rate of interest of 1.927 percent on the $400 million notional amount, and SvM will receive a floating rate of interest (based on one-month LIBOR) on the notional amount. Therefore, during the term of the agreements, the effective interest rate on $400 million of the Term Loan Facility is fixed at a rate of 1.927 percent, plus the incremental borrowing margin of 3.25 percent.

2020 Notes

The 8% 2020 Notes will mature on February 15, 2020 and bear interest at a rate of eight percent per annum. The 7% 2020 Notes will mature on August 15, 2020 and bear interest at a rate of seven percent per annum. The 2020 Notes are jointly and severally guaranteed on a senior unsecured basis by SvM’s domestic subsidiaries that guarantee its indebtedness under the Credit Facilities (the “Guarantors”). The 2020 Notes are not guaranteed by any of SvM’s non‑U.S. subsidiaries, any subsidiaries subject to regulation as an insurance, home warranty or similar company, or certain other subsidiaries (the “Non-Guarantors”).

On July 16, 2014, SvM used proceeds from Holdings’ initial public offering to redeem $210 million of its outstanding 8% 2020 Notes and $263 million of its outstanding 7% 2020 Notes. In connection with the partial redemption of the 8% 2020 Notes and the 7% 2020 Notes, SvM was required to pay a pre-payment premium of $17 million and $18 million, respectively, and accrued interest of $7 million and $8 million, respectively.  Additionally, in  connection with the partial redemption of the 8% 2020 Notes and 7% 2020 Notes and the repayment of the Old Term Facilities, we recorded a loss on extinguishment of debt of $65 million in the year ended December  31, 2014, which includes the pre-payment premiums on the 8% 2020 Notes and 7% 2020 Notes of $17 million and $18 million, respectively, and the write-off of $30 million of debt issuance costs.

On February 17, 2015, SvM redeemed $190 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount using available cash. In connection with the partial redemption, we expect to record a loss on extinguishment of debt of approximately $13 million in the first quarter of 2015, which includes a pre-payment premium of $11 million and the write-off of approximately $2 million of debt issuance costs.

On March 2, 2015, SvM issued a conditional notice of redemption to redeem $200 million in aggregate principal amount of the 8% 2020 Notes at a redemption price of 106.0% of the principal amount thereof on April 1, 2015, assuming the conditions are satisfied on or prior to April 1, 2015. SvM intends to fund the redemption using incremental commitments under SvM’s Term Loan Facility. In connection with the redemption, we expect to record a loss on extinguishment of debt of approximately $14 million in the second quarter of 2015, which includes a pre‑payment premium of $12 million and the write‑off of approximately $2 million of debt issuance costs.

Fleet and Equipment Financing Arrangements

SvM has entered into a fleet management services agreement (the “Fleet Agreement”) which, among other things, allows us to obtain fleet vehicles through a leasing program. We expect to fulfill substantially all of our vehicle fleet needs through the leasing program under the Fleet Agreement. For the year ended December 31, 2014, we acquired $17 million of vehicles under the Fleet Agreement leasing program. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement. We anticipate new lease financings under the Fleet Agreement for the full year 2015 will range from $15 million to $25 million.

Limitations on Distributions and Dividends by Subsidiaries

Holdings and SvM are each holding companies, and as such have no independent operations or material assets other than ownership of equity interests in their respective subsidiaries. We depend on our subsidiaries to distribute funds to us so that we may pay obligations and expenses, including satisfying obligations with respect to indebtedness. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial condition and general business conditions, as well as restrictions under the laws of our subsidiaries’ jurisdictions.

The terms of the indenture governing the 2020 Notes and the agreements governing the Credit Facilities significantly restrict the ability of our subsidiaries, including SvM, to pay dividends, make loans or otherwise transfer assets to us. Further, SvM’s subsidiaries are permitted under the terms of the Credit Facilities and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to SvM and, in turn, to us.

Furthermore, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payment of ordinary and extraordinary dividends by our home warranty and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of December 31, 2014, the total net assets subject to these third-party restrictions was $159 million. We expect that such limitations will be in effect in 2015. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

We consider undistributed earnings of our foreign subsidiaries as of December 31, 2014 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $20 million and $14 million as of December 31, 2014 and 2013, respectively. We have not repatriated, nor do we anticipate the need to repatriate, funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized in the following table.

	Year Ended December 31,
(In millions)	2014	2013	2012
Net cash provided from (used for):
Operating activities	$253	$208	$104
Investing activities	(56)	(70)	(85)
Financing activities	(277)	(78)	(14)
Discontinued operations	(15)	6	83
Cash (decrease) increase during the period	$(95)	$66	$88

Operating Activities

Net cash provided from operating activities from continuing operations increased $45 million to $253 million for the year ended December 31, 2014 compared to $208 million for the year ended December 31, 2013 and $104 million for the year ended December 31, 2012.

Net cash provided from operating activities in 2014 was comprised of $303 million in earnings adjusted for non-cash charges, offset, in part, by $35 million in payments for the call premium paid on the retirement of debt and a $14 million increase in cash required for working capital (a $3 million decrease excluding the working capital impact of accrued interest, restructuring and taxes). Accrued interest balances were reduced in 2014 as a result of the reduction in long-term debt.

Net cash provided from operating activities in 2013 was comprised of $191 million in earnings adjusted for non‑cash charges and a $17 million decrease in cash required for working capital (an  $18 million decrease excluding the working capital impact of accrued interest, restructuring and taxes). For the year ended December 31, 2013, working capital requirements were favorably impacted by a change in the timing of customer prepayments.

Net cash provided from operating activities in 2012 was comprised of $163 million in earnings adjusted for non‑cash charges and $3 million in premiums received on the issuance of the 2020 Notes offset, in part, by $43 million in cash payments for the call premium paid on the redemption of $996 million aggregate principal amount of the 2015 Notes and a $19 million increase in cash required for working capital (an  $8 million increase excluding the working capital impact of accrued interest, restructuring and taxes). For the year ended December 31, 2012, working capital requirements were adversely impacted by the timing of interest payments and decreased accruals for incentive compensation.

Investing Activities

Net cash used for investing activities from continuing operations was $56 million for the year ended December 31, 2014 compared to $70 million for the year ended December 31, 2013 and $85 million for the year ended December 31, 2012.

Capital expenditures decreased to $35 million in 2014 from $39 million in 2013 and $44 million in 2012 and included recurring capital needs and information technology projects. We anticipate capital expenditures for the full year 2015 will range from $45 million to $55 million, reflecting recurring needs and the continuation of investments in information systems and productivity enhancing technology.  We expect to fulfill our ongoing vehicle fleet needs through vehicle capital leases.  We have no additional material capital commitments at this time.

Cash payments for acquisitions in 2014 totaled $58 million, compared with $32 million in 2013 and $40 million in 2012. On February 28, 2014, we acquired HSA for cash consideration of $32 million. Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. We expect to continue our tuck-in acquisition program at levels consistent with prior periods.

Cash flows provided from notes receivable, financial investments and securities, net, in 2014 were $35 million and were primarily driven by the sale of marketable securities at American Home Shield.

Cash flows provided from notes receivable from affiliate at SvM of $14 million and used for notes receivable from affiliate at SvM of $14 million for the years ended December 31, 2014 and 2013, respectively, reflect amounts provided under the revolving promissory note with Holdings. See Note 10 to the consolidated financial statements for further details.

Financing Activities

Net cash used for financing activities from continuing operations was $277 million for the year ended December 31, 2014 compared to $78 million for the year ended December 31, 2013 and $14 million for the year ended December 31, 2012.

On July 1, 2014, Holdings completed the initial public offering of 41,285,000 shares of its common stock at a price of $17.00 per share, and SvM terminated its existing credit agreements governing its Old Credit Facilities and entered into the Credit Facilities. The net proceeds and use of proceeds in connection with the offering and related refinancing, which are included in financing activities from continuing operations during 2014, are as follows:

On July 1, 2014, Holdings completed the initial public offering of 41,285,000 shares of its common stock at a price of $17.00 per share, and SvM terminated its existing credit agreements governing its Old Term Facilities and entered into the Term Loan Facility. The net proceeds and use of proceeds in connection with the offering and related refinancing, which are included in financing activities from continuing operations during 2014, are as follows:

(In millions)
Net proceeds from the initial public offering	$663
Borrowings under the Term Loan Facility	1,825
Repayment of the Old Term Facilities	(2,187)
Partial redemption of 8% 2020 Notes	(210)
Partial redemption of 7% 2020 Notes	(263)
Original issue discount paid in connection with Term Loan Facility	(18)
Debt issuance costs paid in connection with Term Loan Facility	(24)
Net cash used for financing activities in connection with the initial public offering	$(214)

In addition to the aforementioned financing activities in connection with Holdings’ initial public offering, during 2014, SvM made scheduled principal payments on long-term debt of $38 million and contributed $35 million to New TruGreen in connection with the TruGreen Spin-off. Additionally, during 2014, Holdings paid $6 million for the purchase of common stock and RSUs and received $16 million from the issuance of common stock.

During 2013, SvM made scheduled principal payments on long‑term debt of $49 million, including the payment of the amounts outstanding under its former accounts receivable securitization facility, and made payments on other long‑term financing obligations of $4 million. During 2013, SvM borrowed an incremental $1 million, paid $12 million in original issue discount and paid debt issuance costs of $6 million. Additionally, during 2013, Holdings paid $16 million for the repurchase of common stock and RSUs and received payments totaling $8 million from the issuance of common stock.

During 2012, SvM sold $1,350 million aggregate principal amount of the 2020 Notes and used a majority of the proceeds to redeem $996 million aggregate principal amount of the 2015 Notes and to repay $276 million of outstanding borrowings under its Old Term Facilities. During 2012, SvM made scheduled principal payments on long‑term debt of $47 million, made payments on other long‑term financing obligations of $7 million and paid debt issuance costs of $33 million related to the sale of the 2020 Notes. Additionally, during 2012, Holding’s paid $11 million for the repurchase of common stock and RSUs and received payments totaling $6 million from the issuance of common stock.

Contractual Obligations

The following table presents our contractual obligations and commitments as of December 31, 2014. See “—Liquidity—2020 Notes” above for details on SvM’s redemption of $190 million in aggregate principal amount of its 8% 2020 Notes on February 17, 2015, which is not reflected in the table below.

(In millions)	Total	Less than 1 Yr	1 - 3 Yrs	3 - 5 Yrs	More than 5 Yrs
Principal repayments(1)*	$3,089	$26	$60	$119	$2,884
Capital leases	42	13	21	8	—
Estimated interest payments(2)	1,186	169	342	322	353
Non-cancelable operating leases(3)	69	19	29	16	5
Purchase obligations:
Supply agreements and other(4)	112	47	62	2	—
Outsourcing agreements(5)	42	11	21	11	—
Other long-term liabilities:*
Insurance claims	209	92	55	23	39
Discontinued operations	9	9	—	—	—
Other, including deferred compensation trust(3)	10	1	1	1	8
Total Amount	$4,770	$386	$591	$501	$3,290

*These items are reported in our consolidated statements of financial position included in this prospectus.

(1)

As discussed in “—Liquidity—2020 Notes” above, our long‑term debt balance has changed since December 31, 2014. As of December 31, 2014, our future scheduled long‑term debt payments, excluding capital leases, presented as if the February 17, 2015 redemption occurred on December 31, 2014, total $2,899 million, with the $190 million reduction in estimated principal repayments occurring in the year ended December 31, 2020. The conditional notice of redemption issued on March 2, 2015 and discussed further in “—Liquidity—2020 Notes” is not reflected in these amounts.

(2)

These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates and principal maturities specified in the associated debt agreements. As of December 31, 2014, payments related to variable debt are based on applicable rates at December 31, 2014 plus the specified margin in the associated debt agreements for each period presented. As of December 31, 2014, the estimated debt balance (including capital leases) as of each fiscal year end from 2015 through 2019 is $3,092 million, $3,042 million, $3,011 million, $2,905 million and $2,884 million, respectively. The weighted average interest rate on the estimated debt balances at each fiscal year end from 2015 through 2019 is expected to be 5.6 percent. See Note 12 of the consolidated financial statements for the terms and maturities of existing debt obligations.

As discussed in “—Liquidity—2020 Notes” above, our long‑term debt balance has changed since December 31, 2014. As of December 31, 2014, our estimated future interest payments, presented as if the February 17, 2015 redemption occurred on December 31, 2014, total $1,108 million; estimated interest payments for each fiscal year from 2015 through 2019 are $154 million, $157 million, $155 million, $147 million and $145 million, respectively; the estimated debt balance (including capital leases) as of each fiscal year end from 2015 through 2019 is $2,902 million, $2,852 million, $2,821 million, $2,715 million and $2,694 million, respectively; and the weighted average interest rate (including the impact of effective interest rate swaps) on the estimated debt balances at each fiscal year end from 2015 through 2019 is expected to be 5.4 percent. The conditional notice of redemption issued on March 2, 2015 and discussed further in “—Liquidity—2020 Notes” is not reflected in these amounts.

(3)

A portion of our vehicle fleet and some equipment are leased through operating leases. For further discussion see “Liquidity—Fleet and Equipment Financing Arrangements.” The amounts in non‑cancelable operating leases exclude all prospective cancelable payments under these agreements. The liability for the estimated fair value of the residual value guarantees related to the leased assets has been included in other long‑term liabilities above.

(4)

These obligations include commitments for various products and services including, among other things, inventory purchases, telecommunications services, marketing and advertising services and other professional services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transactions. Most arrangements are cancelable without a significant penalty and with short notice (usually 30‑120 days) and amounts reflected above include our minimum contractual obligation (inclusive of applicable cancellation penalties). For obligations with significant penalties associated with termination, the minimum required expenditures over the term of the agreement have been included in the table above.

(5)

Outsourcing agreements include commitments for the purchase of certain outsourced services from third‑party vendors. Because the services provided through these agreements are integral to our operations, we have concluded that it is appropriate to include the total anticipated costs for services under these agreements in the table above.

Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2014, we are unable to reasonably estimate the period of cash settlement with the respective taxing authority. Accordingly, $13 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See the discussion of income taxes in Note 5 to our consolidated financial statements.

Financial Position—Continuing Operations

The following discussion describes changes in our financial position from December 31, 2013 to December 31, 2014.

Receivables increased from prior year levels, primarily related to customer growth at American Home Shield.

Deferred taxes decreased from prior year levels, reflecting the utilization of net operating losses.

Property and equipment decreased from prior year levels, reflecting the operating system impairment at American Home Shield and depreciation expense, offset, in part, by purchases for recurring capital needs and information technology projects and the acquisition of vehicles under the Fleet Agreement.

Goodwill increased from prior year levels due to the acquisition of HSA and several pest control, termite and franchise acquisitions. See Notes 4 and 6 to our consolidated financial statements for further information.

Marketable securities decreased from prior year levels, primarily due to the sale of securities at American Home Shield.

Accrued interest payable decreased from prior year levels, reflecting the reduction in long-term debt.

Deferred revenue increased from prior year levels, primarily reflecting higher customer prepayments at Terminix, customer growth American Home Shield and the acquisition of HSA.

Long-term debt decreased from prior year levels due to the refinancing of the term loan facility and partial redemption of the 2020 Notes.  See Note 12 to our consolidated financial statements for further information.

Total shareholders’ equity was $359 million as of December 31, 2014 compared to $23 million as of December 31, 2013.  The increase was primarily driven by Holdings’ initial public offering, offset, in part, by the TruGreen Spin-off. See Note 1 to our consolidated financial statements for further information.

Financial Position—Discontinued Operations

The assets and liabilities related to discontinued operations have been classified in a separate caption on our consolidated statements of financial position.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any significant off-balance sheet arrangements.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. The more significant areas requiring the use of management estimates relate to revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims; accruals for home warranties and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; share-based compensation; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets. In 2014, there were no changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates.

See Note 2 to our consolidated financial statements for a summary of significant accounting policies and a summary of newly issued accounting statements and positions applicable to us.

The allowance for receivables is developed based on several factors including overall customer credit quality, historical write-off experience and specific account analyses that project the ultimate collectability of the outstanding balances. As such, these factors may change over time causing the reserve level to vary.

We carry insurance policies on insurable risks at levels which we believe to be appropriate, including workers’ compensation, auto and general liability risks. We purchase insurance from third-party insurance carriers. These policies typically incorporate significant deductibles or self-insured retentions. We are responsible for all claims that fall within the retention limits. In determining our accrual for self-insured claims, we uses historical claims experience to establish both the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual include both known claims, as well as incurred but not reported claims. We adjust our estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

We seek to reduce the potential amount of loss arising from self-insured claims by insuring certain levels of risk. While insurance agreements are designed to limit our losses from large exposure and permit recovery of a portion of direct unpaid losses, insurance does not relieve us of our ultimate liability. Accordingly, the accruals for insured claims represent our total unpaid gross losses. Insurance recoverables, which are reported within Prepaid expenses and other assets and Other assets, relate to estimated insurance recoveries on the insured claims reserves.

Accruals for home warranty claims in the American Home Shield business are made based on our claims experience and actuarial projections. Termite damage claim accruals in the Terminix business are recorded based on both the historical rates of claims incurred within a contract year and the cost per claim. Current activity could differ causing a change in estimates. We have certain liabilities with respect to existing or potential claims, lawsuits, and other proceedings. We accrue for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period identified.

We record deferred income tax balances based on the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and income tax purposes. We record our deferred tax items based on the estimated value of the tax basis. We adjust tax estimates when required to reflect changes based on factors such as changes in tax laws, relevant court decisions, results of tax authority reviews and statutes of limitations. We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize potential interest and penalties related to our uncertain tax positions in income tax expense.

Revenue

Revenues from pest control services, as well as liquid and fumigation termite applications, are recognized as the services are provided. We eradicate termites through the use of non-baiting methods (e.g., fumigation or liquid treatments) and baiting systems. Termite services using baiting systems and termite inspection and protection contracts are frequently sold through annual contracts.

Service costs for these contracts are expensed as incurred. We recognize revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of our obligations under the contracts and are representative of the relative value provided to the customer (proportional performance method). We regularly review our estimates of direct costs for our termite bait contracts and termite inspection and protection contracts and adjust the estimates when appropriate.

Home warranty contracts are typically one year in duration. Home warranty claims costs are expensed as incurred. We recognize revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of our obligations under the contracts and are representative of the relative value provided to the customer (proportional performance method). We regularly review our estimates of claims costs and adjust the estimates when appropriate.

We have franchise agreements in our Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. Franchise revenue (which in the aggregate represents approximately six percent of annual consolidated revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee’s customer-level revenue. Monthly fee revenue is recognized when the related customer-level revenue generating activity is performed by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise or a license. These initial franchise or license fees are pre-established fixed amounts and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed.

Revenues are presented net of sales taxes collected and remitted to government taxing authorities on the consolidated statements of operations and comprehensive income (loss).

Deferred Customer Acquisition Costs

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale.

Property and Equipment, Intangible Assets and Goodwill

Fixed assets and intangible assets with finite lives are depreciated and amortized on a straight-line basis over their estimated useful lives. These lives are based on our previous experience for similar assets, potential market obsolescence and other industry and business data. As required by accounting standards for the impairment or disposal of long-lived assets, our long-lived assets, including fixed assets and intangible assets (other than goodwill), are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment loss would be recognized equal to the difference between the carrying amount and the fair value of the asset. Changes in the estimated useful lives or in the asset values could cause us to adjust our book value or future expense accordingly.

In February 2014, American Home Shield ceased efforts to deploy a new operating system that had been intended to improve customer relationship management capabilities and enhance its operations. We recorded an impairment charge of $47 million in the year ended December 31, 2014 relating to this decision.

As required under accounting standards for goodwill and other intangibles, goodwill is not subject to amortization, and intangible assets with indefinite useful lives are not amortized until their useful lives are determined to no longer be indefinite. Goodwill and intangible assets that are not subject to amortization are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. We adopted the provisions of ASU 2011-08, ‘‘Testing Goodwill for Impairment,’’ in the fourth quarter of 2011. This Accounting Standards Update (‘‘ASU’’), gives entities the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not greater than its carrying amount, the two-step impairment test would not be required. For the 2014, 2013 and 2012 annual goodwill impairment review performed as of October 1, 2014, October 1, 2013 and October 1, 2012, respectively, we did not perform qualitative assessments on any reporting unit, but instead completed Step 1 of the goodwill impairment test for all reporting units.

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, we determine the fair value of a reporting unit using a combination of a discounted cash flow, or ‘‘DCF,’’ analysis, a market-based comparable approach and a market-based transaction approach. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, terminal growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based comparable approach and relevant transaction multiples for the market-based transaction approach. The cash flows employed in the DCF analyses are based on our most recent budget and, for years beyond the budget, our estimates, which are based on estimated growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. In addition, the market-based comparable and transaction approaches utilize comparable company public trading values, comparable company historical results, research analyst estimates and, where available, values observed in private market transactions. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed.

The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. The DCF methodology used to value trade names is known as the relief from royalty method and entails identifying the hypothetical cash flows generated by an assumed royalty rate that a third-party would pay to license the trade names and discounting them back to the valuation date. Significant judgments inherent in this analysis include the selection of appropriate discount rates and hypothetical royalty rates, estimating the amount and timing of estimated future cash flows attributable to the hypothetical royalty rates and identification of appropriate terminal growth rate assumptions. The discount rates used in the DCF analyses are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

Goodwill and indefinite-lived intangible assets, primarily our trade names, are assessed annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Our 2014, 2013, and 2012 annual impairment analyses, which were performed as of October 1 of each year, did not result in any goodwill or trade name impairments to continuing operations.

The October 1, 2014 estimated fair value of the Merry Maids goodwill was not significantly in excess of its carrying value. Consequently, any further decline in the estimated fair value of this goodwill may result in an impairment. It is possible that such impairment, if required, could be material.

Financial Instruments

We do not hold or issue derivative financial instruments for trading or speculative purposes. We have entered into specific financial arrangements in the normal course of business to manage certain market risks, with a policy of matching positions and limiting the terms of contracts to relatively short durations. The effect of derivative financial instrument transactions could have a material impact on our financial statements.

We have historically hedged a significant portion of our annual fuel consumption. We have also historically hedged the interest payments on a portion of our variable rate debt through the use of interest rate swap agreements. All of our fuel swap contracts and interest rate swap contracts are classified as cash flow hedges, and, as such, the hedging instruments are recorded on our consolidated statements of financial position as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in accumulated other comprehensive income (loss).

Stock-Based Compensation

In connection with Holdings’ initial public offering, our board of directors and stockholders adopted the Omnibus Incentive Plan. Prior to Holdings’ initial public offering, our board of directors and stockholders had adopted the MSIP. Upon adoption of the Omnibus Incentive Plan, we froze the MSIP and will make no further grants thereunder. However, awards previously granted under the MSIP are unaffected by the termination of the MSIP. The Omnibus Incentive Plan provides for awards in the form of stock options, stock purchase rights, restricted stock, RSUs, performance shares, performance units, stock appreciation rights, dividend equivalents, deferred share units (‘‘DSUs’’) and other stock-based awards. The MSIP provided for the sale of shares and DSUs of Holdings’ stock to our executives, officers and other employees and to our directors as well as the grant of RSUs, performance-based RSUs and options to purchase Holdings’ shares to those individuals. DSUs represent a right to receive a share of common stock in the future. Our Compensation Committee selects our executive officers, employees and directors eligible to participate in the MSIP and the Omnibus Incentive Plan and determines the specific number of shares to be offered or options to be granted to an individual. A maximum of 15,396,667 shares of Holdings’ stock is authorized for issuance under the MSIP and the Omnibus Incentive Plan, of which, as of December 31, 2014, 7,958,390 shares remain available for future grants. We currently intend to satisfy any need for Holdings’ shares of common stock associated with the settlement of DSUs, vesting of RSUs or exercise of options issued under the Omnibus Incentive Plan or the MSIP through new shares available for issuance or any shares repurchased, forfeited or surrendered from participants in the MSIP and the Omnibus Incentive Plan.

All option grants under the Omnibus Incentive Plan and the MSIP have been, and we expect that all future option grants will be, non-qualified options with a per-share exercise price no less than the fair market value of one share of Holdings’ stock on the grant date. Any stock options granted will generally have a term of 10 years, and vesting will be subject to an employee’s continued employment. Our Compensation Committee may accelerate the vesting of an option at any time. In addition, vesting of options will be accelerated if we experience a change in control (as defined in the Omnibus Incentive Plan and the MSIP) unless options with substantially equivalent terms and economic value are substituted for existing options in place of accelerated vesting. Vesting of options granted under the Omnibus Incentive Plan and the MSIP will also be accelerated in the event of an employee’s death or disability (as defined in the Omnibus Incentive Plan and the MSIP). Upon termination for cause (as defined in the Omnibus Incentive

Plan and the MSIP), all options held by an employee are immediately cancelled. Following a termination without cause, vested options will generally remain exercisable through the earlier of the expiration of their term or three months following termination of employment (one year in the case of death, disability or retirement at normal retirement age). Unless sooner terminated by our board of directors, the Omnibus Incentive Plan will remain in effect until June 26, 2024.

Our stock-based compensation expense is estimated at the grant date based on an award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly. See Note 17 to our consolidated financial statements.

Our board of directors and management intended all options granted to be exercisable, at a price per share not less than the per share fair value of our common stock on the date of grant. We grant options to participants with an exercise price equal to the then current fair value of the common stock.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•	weakening general economic conditions, especially as they may affect home sales, unemployment and consumer confidence or spending levels;
•	our ability to successfully implement our business strategies;
•	adverse credit and financial markets impeding access, increasing financing costs or causing our customers to incur liquidity issues leading to some of our services not being purchased or cancelled;
•	cyber security breaches, disruptions or failures in our information technology systems and our failure to protect the security of personal information about our customers;
•	our ability to attract and retain key personnel, including our ability to attract, retain and maintain positive relations with trained workers and third-party contractors;
•	increase in prices for fuel and raw materials, and in minimum wage levels;
•	changes in the source and intensity of competition in our market segments;
•	adverse weather conditions;
•	our franchisees and third-party distributors and vendors taking actions that harm our business;
•	changes in our services or products;
•	our ability to protect our intellectual property and other material proprietary rights;

•	negative reputational and financial impacts resulting from future acquisitions or strategic transactions;
•	laws and governmental regulations increasing our legal and regulatory expenses;
•	lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•	compliance with, or violation of, environmental, health and safety laws and regulations;
•	increases in interest rates increasing the cost of servicing our substantial indebtedness;
•	increased borrowing costs due to lowering or withdrawal of the ratings, outlook or watch assigned to our debt securities;
•	restrictions contained in our debt agreements;
•	our ability to refinance all or a portion of our indebtedness or obtain additional financing; and
•	other factors described in this report and from time to time in documents that we file with the SEC.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of interest rate swaps relating to our variable rate indebtedness.

On July 23, 2014, SvM entered into two four‑year interest rate swap agreements effective August 1, 2014. The aggregate notional amount of the agreements was $300 million. Under the terms of the agreements, SvM will pay a weighted‑average fixed rate of interest of 1.786 percent on the $300 million notional amount, and SvM will receive a floating rate of interest (based on one‑month LIBOR) on the notional amount. Therefore, during the term of the agreements, the effective interest rate on $300 million of the Term Loan Facility is fixed at a rate of 1.786 percent, plus the incremental borrowing margin of 3.25 percent.

On July 23, 2014, SvM entered into three forty‑one month interest rate swap agreements effective March 1, 2015. The aggregate notional amount of the agreements was $400 million. Under the terms of the agreements, SvM will pay a weighted‑average fixed rate of interest of 1.927 percent on the $400 million notional amount, and SvM will receive a floating rate of interest (based on one‑month LIBOR) on the notional amount. Therefore, during the term of the agreements, the effective interest rate on $400 million of the Term Loan Facility is fixed at a rate of 1.927 percent, plus the incremental borrowing margin of 3.25 percent.

We believe our exposure to interest rate fluctuations, when viewed on both a gross and net basis, is material to our overall results of operations. A significant portion of our outstanding debt, including debt under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. As of December 31, 2014, each one percentage point change in interest rates would result in an approximate $15 million change in the annual interest expense on our Term Facilities after considering the impact of the effective interest rate swaps. Assuming all revolving loans were fully drawn as of December 31, 2014, each one percentage point change in interest rates would result in an approximate $2 million change in annual interest expense on our Revolving Credit Facility. Our exposure to interest rate fluctuations has not changed significantly since December 31, 2013. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial debt and floating rate leases.

The following table summarizes information about our debt as of December 31, 2014 (after considering the impact of the effective interest rate swaps), including the principal cash payments and related weighted‑average interest rates by expected maturity dates based on applicable rates at December 31, 2014.

	Expected Year of Maturity							Fair
(In millions)	2015	2016	2017	2018	2019	Thereafter	Total	Value
Debt:
Fixed rate	$10	$7	$4	$82	$—	$1,455	$1,558	$1,562
Average interest rate	7.9%	7.4%	6.8%	7.1%	6.9%	6.9%	7.0%
Variable rate	$29	$43	$27	$24	$21	$1,429	$1,573	$1,541
Average interest rate	3.6%	3.2%	3.6%	3.8%	4.0%	4.3%	4.2%
Interest Rate Swaps:
Receive variable/pay fixed				$300
Average pay rate(1)				1.8%
Average receive rate(1)				1.0%

(1)Before the application of the applicable borrowing margin.

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. In 2014, we used approximately 11 million gallons of fuel.  We expect to use approximately 11 million gallons of fuel in 2015.  As of December 31, 2014, a 10 percent change in fuel prices would result in a change of approximately $4 million in our annual fuel cost before considering the impact of fuel swap contracts.  Our exposure to changes in fuel prices has not significantly changed our per gallon fuel costs since December 31, 2013.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of December 31, 2014, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $22 million, maturing through 2015. The estimated fair value of these contracts as of December 31, 2014 was a net liability of $6 million. These fuel swap contracts provide a fixed price for approximately 54 percent of the Company’s estimated fuel usage for 2015.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ServiceMaster Global Holdings, Inc.
Memphis, Tennessee

We have audited the accompanying consolidated statements of financial position of ServiceMaster Global Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ServiceMaster Global Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of The ServiceMaster Company, LLC
Memphis, Tennessee

We have audited the accompanying consolidated statements of financial position of The ServiceMaster Company, LLC and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The ServiceMaster Company, LLC and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Memphis, Tennessee
March 2, 2015

Consolidated Statements of Operations and Comprehensive Loss

(In millions, except per share data)

	Holdings			SvM
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Revenue	$2,457	$2,293	$2,214	$2,457	$2,293	$2,214
Cost of services rendered and products sold	1,298	1,220	1,196	1,298	1,220	1,196
Selling and administrative expenses	668	691	678	666	691	677
Amortization expense	52	51	58	52	51	58
Impairment of software and other related costs	47	—	—	47	—	—
Consulting agreement termination fees	21	—	—	21	—	—
Restructuring charges	11	6	15	11	6	15
Interest expense	219	247	245	219	247	245
Interest and net investment income	(7)	(8)	(7)	(8)	(8)	(7)
Loss on extinguishment of debt	65	—	55	65	—	55
Income (Loss) from Continuing Operations before Income Taxes	84	86	(26)	85	87	(25)
Provision (benefit) for income taxes	40	43	(8)	41	43	(8)
Equity in losses of joint venture	—	(1)	—	—	—	—
Income (Loss) from Continuing Operations	43	42	(18)	44	43	(18)
Loss from discontinued operations, net of income taxes	(100)	(549)	(696)	(100)	(549)	(696)
Net Loss	$(57)	$(507)	$(714)	$(56)	$(506)	$(714)
Other Comprehensive (Loss) Income, Net of Income Taxes:
Net unrealized (losses) gains on securities	(1)	1	1	(1)	1	1
Net unrealized (losses) gains on derivative instruments	(6)	3	12	(6)	3	12
Foreign currency translation	(5)	(4)	—	(5)	(4)	—
Other Comprehensive (Loss) Income, Net of Income Taxes	(13)	—	13	(13)	—	13
Total Comprehensive Loss	$(70)	$(507)	$(701)	$(69)	$(506)	$(701)
Weighted-average common shares outstanding - Basic	112.8	91.6	91.9
Weighted-average common shares outstanding - Diluted	113.8	92.2	91.9
Basic Earnings (Loss )Per Share:
Income (Loss) from Continuing Operations	$0.38	$0.46	$(0.20)
Loss from discontinued operations, net of income taxes	(0.88)	(6.00)	(7.57)
Net Loss	(0.50)	(5.53)	(7.77)
Diluted Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.38	$0.46	$(0.20)
Loss from discontinued operations, net of income taxes	(0.88)	(5.95)	(7.57)
Net Loss	(0.50)	(5.49)	(7.77)
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Financial Position

(In millions, except share data)

	Holdings		SvM
	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
Assets:
Current Assets:
Cash and cash equivalents	$389	$484	$368	$476
Marketable securities	19	27	19	27
Receivables, less allowances of $25 and $26, respectively	441	394	441	394
Inventories	42	39	42	39
Prepaid expenses and other assets	44	56	44	56
Deferred customer acquisition costs	35	30	35	30
Deferred taxes	76	107	97	107
Assets of discontinued operations	—	76	—	76
Total Current Assets	1,044	1,213	1,045	1,205
Property and Equipment:
At cost	369	381	369	381
Less: accumulated depreciation	(233)	(204)	(233)	(204)
Net Property and Equipment	136	177	136	177
Other Assets:
Goodwill	2,069	2,018	2,069	2,018
Intangible assets, primarily trade names, service marks and trademarks, net	1,696	1,721	1,696	1,721
Notes receivable	26	22	26	37
Long-term marketable securities	88	122	88	122
Other assets	41	49	41	49
Debt issuance costs	34	41	34	41
Assets of discontinued operations	—	542	—	542
Total Assets	$5,134	$5,905	$5,135	$5,912
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$84	$92	$84	$92
Accrued liabilities:
Payroll and related expenses	82	70	80	70
Self-insured claims and related expenses	92	78	92	78
Accrued interest payable	34	51	34	51
Other	51	55	51	55
Deferred revenue	514	448	514	448
Liabilities of discontinued operations	9	139	9	139
Current portion of long-term debt	39	39	39	39
Total Current Liabilities	905	972	902	972
Long-Term Debt	3,017	3,867	3,017	3,867
Other Long-Term Liabilities:
Deferred taxes	715	712	715	690
Liabilities of discontinued operations	—	162	—	162
Other long-term obligations, primarily self-insured claims	138	169	138	169
Total Other Long-Term Liabilities	854	1,043	853	1,021
Commitments and Contingencies (See Note 9)
Shareholders’ Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 141,731,682 shares issued and 134,092,335 outstanding at December 31, 2014 and 98,915,432 shares issued and 91,669,470 outstanding at December 31, 2013)	2	1	—	—
Additional paid-in capital	2,207	1,523	2,129	1,475
Retained deficit	(1,720)	(1,390)	(1,759)	(1,430)
Accumulated other comprehensive (loss) income	(8)	7	(8)	7
Less common stock held in treasury, at cost (7,639,347 shares at December 31, 2014 and 7,245,962 shares at December 31, 2013)	(122)	(118)	—	—
Total Shareholders' Equity	359	23	362	52
Total Liabilities and Shareholders' Equity	$5,134	$5,905	$5,135	$5,912

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholder's Equity
(In millions)

	Holdings
					Accumulated
					Other
			Additional		Comprehensive
		Common	Paid-in	Retained	(Loss)	Treasury		Total
	Shares	Stock	Capital	Deficit	Income	Shares	Amount	Equity
Balance December 31, 2011	98	$1	$1,502	$(169)	$(6)	(6)	$(94)	$1,234
Net loss	—	—	—	(714)	—	—	—	(714)
Other comprehensive income, net of tax	—	—	—	—	13	—	—	13
Total comprehensive (loss) income	—	—	—	(714)	13	—	—	(701)
Issuance of common stock	—	—	2	—	—	—	—	2
Exercise of stock options	—	—	4	—	—	—	—	4
Vesting of RSUs	—	—	(1)	—	—	—	—	(1)
DSUs converted into common stock	—	—	(1)	—	—	—	1	—
Repurchase of common stock	—	—	—	—	—	—	(10)	(10)
Stock-based employee compensation	—	—	7	—	—	—	—	7
Balance December 31, 2012	98	$1	$1,513	$(883)	$7	(6)	$(103)	$535
Net loss	—	—	—	(507)	—	—	—	(507)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—
Total comprehensive loss	—	—	—	(507)	—	—	—	(507)
Issuance of common stock	1	—	7	—	—	—	—	7
Exercise of stock options	—	—	1	—	—	—	—	1
Vesting of RSUs	—	—	(1)	—	—	—	—	(1)
DSUs converted into common stock	—	—	(1)	—	—	—	1	—
Repurchase of common stock	—	—	—	—	—	(1)	(16)	(16)
Stock-based employee compensation	—	—	4	—	—	—	—	4
Balance December 31, 2013	99	$1	$1,523	$(1,390)	$7	(7)	$(118)	$23
Net loss	—	—	—	(57)	—	—	—	(57)
Other comprehensive income, net of tax	—	—	—	—	(13)	—	—	(13)
Total comprehensive loss	—	—	—	(57)	(13)	—	—	(70)
Net assets distributed to New TruGreen	—	—	—	(274)	(1)	—	—	(275)
Issuance of common stock	—	—	6	—	—	—	—	6
Issuance of common stock through IPO	41	—	663	—	—	—	—	663
Exercise of stock options	1	—	10	—	—	—	—	10
Vesting of RSUs	—	—	(1)	—	—	—	—	(1)
DSUs converted into common stock	—	—	(1)	—	—	—	1	—
Repurchase of common stock	—	—	—	—	—	—	(5)	(5)
Stock-based employee compensation	—	—	8	—	—	—	—	8
Balance December 31, 2014	142	$2	$2,207	$(1,720)	$(8)	(8)	$(122)	$359

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholder's Equity
(In millions)

	SvM
				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	(Loss)	Total
	Stock	Capital	Deficit	Income	Equity
Balance December 31, 2011	$—	$1,464	$(210)	$(6)	$1,248
Net loss	—	—	(714)	—	(714)
Other comprehensive income, net of tax	—	—	—	13	13
Total comprehensive (loss) income	—	—	(714)	13	(701)
Stock-based employee compensation—contribution from Holdings	—	7	—	—	7
Balance December 31, 2012	$—	$1,472	$(924)	$7	$555
Net loss	—	—	(506)	—	(506)
Other comprehensive income, net of tax	—	—	—	—	—
Total comprehensive loss	—	—	(506)	—	(506)
Stock-based employee compensation—contribution from Holdings	—	4	—	—	4
Balance December 31, 2013	$—	$1,475	$(1,430)	$7	$52
Net loss	—	—	(56)	—	(56)
Other comprehensive income, net of tax	—	—	—	(13)	(13)
Total comprehensive loss	—	—	(56)	(13)	(69)
Net assets distributed to New TruGreen	—	—	(274)	(1)	(275)
Stock-based employee compensation—contribution from Holdings	—	8	—	—	8
Contribution from Holdings	—	646	—	—	646
Balance December 31, 2014	$—	$2,129	$(1,759)	$(8)	$362

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(In millions)

	Holdings			SvM
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Cash and Cash Equivalents at Beginning of Period	$484	$418	$330	$476	$412	$321
Cash Flows from Operating Activities from Continuing Operations:
Net Loss	(57)	(507)	(714)	(56)	(506)	(714)
Adjustments to reconcile net loss to net cash provided from operating activities:
Loss from discontinued operations, net of income taxes	100	549	696	100	549	696
Equity in losses of joint venture	—	1	—	—	1	—
Depreciation expense	48	48	42	48	48	42
Amortization expense	52	51	58	52	51	58
Amortization of debt issuance costs	8	10	13	8	10	13
Impairment of software and other related costs	47	—	—	47	—	—
Loss on extinguishment of debt	65	—	55	65	—	55
Call premium paid on retirement of debt	(35)	—	(43)	(35)	—	(43)
Premium received on issuance of debt	—	—	3	—	—	3
Deferred income tax provision	29	33	(15)	30	34	(15)
Stock-based compensation expense	8	4	7	8	4	7
Gain on sales of marketable securities	(4)	(2)	—	(4)	(2)	—
Other	6	3	21	6	3	21
Change in working capital, net of acquisitions:
Receivables	(34)	(21)	(20)	(34)	(19)	(22)
Inventories and other current assets	(1)	(1)	11	(1)	(2)	12
Accounts payable	(1)	16	9	(1)	16	9
Deferred revenue	39	25	15	39	25	15
Accrued liabilities	1	(1)	(23)	(2)	1	(23)
Accrued interest payable	(17)	2	(13)	(17)	2	(13)
Accrued restructuring charges	3	(3)	—	3	(3)	—
Current income taxes	(3)	—	2	(3)	—	1
Net Cash Provided from Operating Activities from Continuing Operations	253	208	104	253	211	102
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(35)	(39)	(44)	(35)	(39)	(44)
Sale of equipment and other assets	2	1	—	2	1	—
Other business acquisitions, net of cash acquired	(58)	(32)	(40)	(58)	(32)	(40)
Notes receivable, financial investments and securities, net	35	—	(1)	35	—	(1)
Notes receivable from affiliate	—	—	—	14	(14)	—
Net Cash Used for Investing Activities from Continuing Operations	(56)	(70)	(85)	(42)	(84)	(85)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	1,825	1	1,350	1,825	1	1,350
Payments of debt	(2,698)	(53)	(1,326)	(2,698)	(53)	(1,326)
Discount paid on issuance of debt	(18)	(12)	—	(18)	(12)	—
Debt issuance costs paid	(24)	(6)	(33)	(24)	(6)	(33)
Contribution to TruGreen Holding Corporation	(35)	—	—	(35)	—	—
Contribution from Holdings	—	—	—	646	—	—
Repurchase of common stock and RSU vesting	(6)	(16)	(11)	—	—	—
Issuance of common stock	679	8	6	—	—	—
Net Cash Used for Financing Activities from Continuing Operations	(277)	(78)	(14)	(304)	(70)	(9)
Cash Flows from Discontinued Operations:
Cash (used for) provided from operating activities	(11)	39	129	(11)	39	129
Cash used for investing activities	(2)	(21)	(37)	(2)	(21)	(37)
Cash used for financing activities	(3)	(12)	(9)	(3)	(12)	(9)
Net Cash (Used for) Provided from Discontinued Operations	(15)	6	83	(15)	6	83
Cash (Decrease) Increase During the Period	(95)	66	88	(108)	64	91
Cash and Cash Equivalents at End of Period	$389	$484	$418	$368	$476	$412

See accompanying Notes to the Consolidated Financial Statements.

SERVICEMASTER GLOBAL HOLDINGS, INC. AND THE SERVICEMASTER COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The consolidated financial statements of ServiceMaster Global Holdings, Inc. include the accounts of ServiceMaster Global Holdings, Inc. (“Holdings”) and its majority-owned subsidiary partnerships, limited liability companies and corporations (collectively, the “Company,” “we,” “us, and “our”), including The ServiceMaster Company, LLC (“SvM”). The consolidated financial statements of The ServiceMaster Company, LLC include the accounts of SvM and its majority-owned subsidiary partnerships, limited liability companies and corporations. All consolidated Company subsidiaries are wholly-owned. Intercompany transactions and balances have been eliminated.

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

TruGreen Spin-off

On January 14, 2014, the Company completed the TruGreen Spin-off resulting in the spin-off of the assets and certain liabilities of the TruGreen Business through a tax-free, pro rata dividend to Holdings’ stockholders. As a result of the completion of the TruGreen Spin-off, New TruGreen operates the TruGreen Business as a private independent company. The historical results of the TruGreen Business, including the results of operations, cash flows and related assets and liabilities, are reported as discontinued operations for all periods presented herein.

Reverse Stock Split

On June 13, 2014, Holdings effected a 2-for-3 reverse stock split of its common stock. The accompanying consolidated financial statements and notes thereto give retroactive effect to the reverse stock split for all periods presented.

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

(In millions)
Net Proceeds
Gross proceeds	$702
Underwriting discounts and commissions	(35)
Offering expenses	(4)
Net Proceeds	$663

(In millions)
Use of Proceeds
Partial redemption of 8% 2020 Notes(1)	$234
Partial redemption of 7% 2020 Notes(1)	289
Principal payment of Old Term Facilities(1)	120
Consulting agreement termination fees(2)	21
Use of Proceeds	$663

___________________________________

(1)	See Note 12 for further details of the total debt reduction of $835 million in July 2014.
(2)	See Note 10 for further details on the termination of the consulting agreements.

Secondary Public Offering

On February 4, 2015, Holdings’ registration statement on Form S-1 was declared effective by the SEC for a secondary offering of its common stock. Holdings registered on behalf of certain stockholders the offering and sale of 25,000,000 shares of common stock and an additional 3,750,000 shares of common stock sold to the underwriters pursuant to an option to purchase additional shares. On February 10, 2015, the selling stockholders completed the offering of 25,000,000 shares of common stock at a price of $29.50 per share. On February 13, 2015, the selling stockholders completed the offering of an additional 3,750,000 shares of common stock at a price of $29.50 per share pursuant to the underwriters’ option to purchase additional shares. Holdings did not receive any of the proceeds from the aggregate 28,750,000 shares of common stock sold by the selling stockholders.

Note 2. Significant Accounting Policies

The preparation of the consolidated financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. The more significant areas requiring the use of management estimates relate to revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims; accruals for home warranties and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; share based compensation; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets. In 2014, there were no changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates.

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

Revenue

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

The Company has franchise agreements in its Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. Franchise revenue (which in the aggregate represents approximately six percent of annual consolidated revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee’s customer-level revenue. Monthly fee revenue is recognized when the related customer-level revenue generating activity is performed by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise or a license. These initial franchise or license fees are pre-established fixed amounts and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations were $71 million, $68 million, and $61 million for the years ended December 31, 2014, 2013 and 2011, respectively. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s consolidated financial statements for all periods.

Revenues are presented net of sales taxes collected and remitted to government taxing authorities on the consolidated statements of operations and comprehensive income (loss).

The Company had $514 million and $448 million of deferred revenue as of December 31, 2014 and 2013, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home warranties, termite baiting, termite inspection and pest control services.

Deferred Customer Acquisition Costs

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale. Deferred customer acquisition costs amounted to $35 million and $30 million as of December 31, 2014 and 2013, respectively.

Advertising

On an interim basis, certain advertising costs are deferred and recognized approximately in proportion to the revenue over the year and are not deferred beyond the calendar year-end. Certain other advertising costs are expensed when the advertising occurs. The cost of direct-response advertising at Terminix, consisting primarily of direct-mail promotions, is capitalized and amortized over its expected period of future benefits. Deferred advertising costs are included in prepaid expenses and other assets on the consolidated statements of financial position.  Advertising expense for the years ended December 31, 2014, 2013 and 2012 was $122 million, $114 million and $112 million, respectively.

Inventory

Inventories are recorded at the lower of cost (primarily on a weighted average cost basis) or market. The Company’s inventory primarily consists of finished goods to be used on the customers’ premises or sold to franchisees.

Property and Equipment, Intangible Assets and Goodwill

Property and equipment consist of the following:

			Estimated
	As of December 31,		Useful Lives
(In millions)	2014	2013	(Years)
Land	$6	$6	N/A
Buildings and improvements	35	31	10 - 40
Technology and communications	185	225	3 - 7
Machinery, production equipment and vehicles	124	105	3 - 9
Office equipment, furniture and fixtures	19	14	5 - 7
	369	381
Less accumulated depreciation	(233)	(204)
Net property and equipment	$136	$177

Depreciation of property and equipment, including depreciation of assets held under capital leases, was $48 million, $48 million and $42 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company recorded an impairment charge of $47 million ($28 million, net of tax) in the year ended December 31, 2014 related to its decision in the first quarter of 2014 to abandon its efforts to deploy a new operating system at American Home Shield.  Included in this charge are the impairment of capitalized software of $45 million and the recognition of the remaining liabilities associated with the termination of lease, maintenance and hosting agreements totaling $2 million.  This impairment represented an adjustment of the carrying value of the asset to its estimated fair value of zero on a non-recurring basis.

Intangible assets consisted primarily of goodwill in the amount of $2,069 million and $2,018 million, indefinite-lived trade names in the amount of $1,608 million, and other intangible assets in the amount of $88 million and $113 million as of December 31, 2014 and 2013, respectively.

Fixed assets and intangible assets with finite lives are depreciated and amortized on a straight-line basis over their estimated useful lives. These lives are based on the Company's previous experience for similar assets, potential market obsolescence and other industry and business data. As required by accounting standards for the impairment or disposal of long-lived assets, the Company's long-lived assets, including fixed assets and intangible assets (other than goodwill), are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment loss would be recognized equal to the difference between the carrying amount and the fair value of the asset. Changes in the estimated useful lives or in the asset values could cause the Company to adjust its book value or future expense accordingly.

In February 2014, American Home Shield ceased efforts to deploy a new operating system that had been intended to improve customer relationship management capabilities and enhance its operations. We recorded an impairment charge of $47 million in the year ended December 31, 2014 relating to this decision.

As required under accounting standards for goodwill and other intangibles, goodwill is not subject to amortization, and intangible assets with indefinite useful lives are not amortized until their useful lives are determined to no longer be indefinite. Goodwill and intangible assets that are not subject to amortization are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company adopted the provisions of ASU 2011-08, "Testing Goodwill for Impairment," in the fourth quarter of 2011. This ASU gives entities the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not greater than its carrying amount, the two-step impairment test would not be required. For the 2014, 2013 and 2012 annual goodwill impairment review performed as of October 1, 2014, October 1, 2013 and October 1, 2012, respectively, the Company did not perform qualitative assessments on any reporting unit, but instead completed Step 1 of the goodwill impairment test for all reporting units.

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a combination of a DCF analysis, a market-based comparable approach and a market-based transaction approach. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, terminal growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based comparable approach and relevant transaction multiples for the market-based transaction approach. The cash flows employed in the DCF analyses are based on the Company's most recent budget and, for years beyond the budget, the Company's estimates, which are based on estimated growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. In addition, the market-based comparable and transaction approaches utilize comparable company public trading values, comparable company historical results, research analyst estimates and, where available, values observed in private market transactions. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its goodwill carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. The DCF methodology used to value trade names is known as the relief from royalty method and entails identifying the hypothetical cash flows generated by an assumed royalty rate that a third-party would pay to license the trade names and discounting them back to the valuation date. Significant judgments inherent in this analysis include the selection of appropriate discount rates and hypothetical royalty rates, estimating the amount and timing of estimated future cash flows attributable to the hypothetical royalty rates and identification of appropriate terminal growth rate assumptions. The discount rates used in the DCF analyses are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

Goodwill and indefinite-lived intangible assets, primarily the Company’s trade names, are assessed annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances.  The Company’s 2014, 2013, and 2012 annual impairment analyses, which were performed as of October 1 of each year, did not result in any goodwill or trade name impairments to continuing operations.

The October 1, 2014 estimated fair value of the Merry Maids goodwill was not significantly in excess of its carrying value. Consequently, any further decline in the estimated fair value of this goodwill may result in an impairment. It is possible that such impairment, if required, could be material.

Restricted Net Assets

There are third-party restrictions on the ability of certain of the Company’s subsidiaries to transfer funds to the Company. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at

SMAC. The payment of ordinary and extraordinary dividends by the Company’s home warranty and similar subsidiaries (through which the Company conducts its American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to the Company. As of December 31, 2014, the total net assets subject to these third-party restrictions was $159 million. None of the subsidiaries of the Company are obligated to make funds available to the Company through the payment of dividends.

Fair Value of Financial Instruments and Credit Risk

See Note 18 for information relating to the fair value of financial instruments. Financial instruments, which potentially subject the Company to financial and credit risk, consist principally of investments and receivables. Investments consist primarily of publicly traded debt and common equity securities. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which it competes. The majority of the Company’s receivables have little concentration of credit risk due to the large number of customers with relatively small balances and their dispersion across geographical areas. The Company maintains an allowance for losses based upon the expected collectability of receivables.

Income Taxes

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

Stock-Based Compensation

Our stock-based compensation expense is estimated at the grant date based on an award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly. See Note 17 to our consolidated financial statements.

Our board of directors and management intended all options granted to be exercisable, at a price per share not less than the per share fair value of our common stock on the date of grant. We grant options to participants with an exercise price equal to the then current fair value of the common stock.

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

Newly Issued Accounting Statements and Positions

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists” to eliminate the diversity in practice associated with the presentation of unrecognized tax benefits in instances where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 generally requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity” to change the criteria for reporting discontinued operations and enhance the convergence of the FASB’s and the International Standard Board’s reporting requirements for discontinued operations. The changes in ASU 2014-08 amend the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results. ASU 2014-08 requires expanded disclosures for discontinued operations and also requires an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company anticipates the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern” to require management to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. The Company anticipates the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

Note 3. Business Segment Reporting

The business of the Company is conducted through three reportable segments: Terminix, American Home Shield and Franchise Services Group.

In accordance with accounting standards for segments, the Company’s reportable segments are strategic business units that offer different services. The Terminix segment provides termite and pest control services to residential and commercial customers and distributes pest control products. The American Home Shield segment provides home warranties for household systems and appliances. The Franchise Services Group segment provides residential and commercial disaster restoration, janitorial and cleaning services through franchises primarily under the ServiceMaster, ServiceMaster Restore and ServiceMaster Clean brand names, home cleaning services through franchises and Company-owned operations primarily under the Merry Maids brand name, on-site wood furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. Corporate includes SMAC, our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units, and the Company’s headquarters operations (substantially all of which costs are allocated to the Company’s reportable segments), which provide various technology, marketing, finance, legal and other support services to the reportable segments. The composition of our reportable segments is consistent with that used by our chief operating decision maker (the “CODM”) to evaluate performance and allocate resources.

Information regarding the accounting policies used by the Company is described in Note 2. The Company derives substantially all of its revenue from customers and franchisees in the United States with approximately two percent generated in foreign markets. Operating expenses of the business units consist primarily of direct costs and indirect costs allocated from Corporate. Identifiable assets are those used in carrying out the operations of the business unit and include intangible assets directly related to its operations. In periods prior to the TruGreen Spin-off, expenses which were allocated to TruGreen but are not reflected in discontinued operations are included in Corporate.  Such expenses amounted to $38 million and $42 million in 2013 and 2012, respectively.

The Company uses Reportable Segment Adjusted EBITDA as its measure of segment profitability. Accordingly, the CODM evaluates performance and allocates resources based primarily on Reportable Segment Adjusted EBITDA. Reportable Segment Adjusted EBITDA is defined as net income (loss) before: unallocated corporate expenses; income (loss) from discontinued operations, net of income taxes; provision (benefit) for income taxes; gain (loss) on extinguishment of debt; interest expense; depreciation and amortization expense; non-cash impairment of software and other related costs; non-cash impairment of property and equipment; non-cash stock-based compensation expense; restructuring charges; management and consulting fees; consulting agreement termination fees; and other non-operating expenses. The Company’s definition of Reportable Segment Adjusted EBITDA may not be calculated or comparable to similarly titled measures of other companies. We believe Reportable Segment Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives, consulting agreements, impairments, discontinued operations and equity-based, long-term incentive plans.

Information for continuing operations for each reportable segment and Corporate is presented below:

	Year Ended December 31,
(In millions)	2014	2013	2012
Revenue:
Terminix	$1,370	$1,309	$1,265
American Home Shield	828	740	721
Franchise Services Group	253	236	221
Reportable Segment Revenue	$2,450	$2,285	$2,207
Corporate	7	8	7
Total Revenue	$2,457	$2,293	$2,214

Reportable Segment Adjusted EBITDA:(1)
Terminix	$309	$266	$266
American Home Shield	179	145	117
Franchise Services Group	78	78	70
Reportable Segment Adjusted EBITDA	$566	$489	$453

Identifiable Assets:
Terminix	$2,675	$2,694	$2,592
American Home Shield	1,065	1,000	976
Franchise Services Group	510	513	510
Reportable Segment Identifiable Assets	$4,250	$4,207	$4,078
Corporate - SvM	886	1,087	1,044
SvM Identifiable Assets	$5,135	$5,294	$5,122
Corporate - Holdings	—	(7)	4
Total Identifiable Assets(2)	$5,134	$5,287	$5,126

Depreciation & Amortization Expense:
Terminix	$73	$73	$76
American Home Shield	9	8	8
Franchise Services Group	8	8	8
Reportable Segment Depreciation & Amortization Expense	$90	$89	$92
Corporate	10	10	8
Total Depreciation & Amortization Expense(3)	$100	$99	$100

Capital Expenditures:
Terminix	$7	$11	$14
American Home Shield	10	13	15
Franchise Services Group	4	3	2
Reportable Segment Capital Expenditures	$21	$27	$31
Corporate	15	12	13
Total Capital Expenditures	$35	$39	$44
________________________________

(1)	Presented below is a reconciliation of Reportable Segment Adjusted EBITDA to Net Loss:

	Holdings			SvM

	Year Ended December 31,			Year Ended December 31,
(In millions)	2014	2013	2012	2014	2013	2012
Reportable Segment Adjusted EBITDA:
Terminix	$309	$266	$266	$309	$266	$266
American Home Shield	179	145	117	179	145	117
Franchise Services Group	78	78	70	78	78	70
Reportable Segment Adjusted EBITDA	$566	$489	$453	$566	$489	$453
Unallocated corporate expenses(a)	$(9)	$(39)	$(40)	$(9)	$(40)	$(39)
Depreciation and amortization expense	(100)	(99)	(100)	(100)	(99)	(100)
Non-cash impairment of software and other related costs	(47)	—	—	(47)	—	—
Non-cash impairment of property and equipment	—	—	(9)	—	—	(9)
Non-cash stock-based compensation expense	(8)	(4)	(7)	(8)	(4)	(7)
Restructuring charges	(11)	(6)	(15)	(11)	(6)	(15)
Management and consulting fees	(4)	(7)	(7)	(4)	(7)	(7)
Consulting agreement termination fees	(21)	—	—	(21)	—	—
Loss from discontinued operations, net of income taxes	(100)	(549)	(696)	(100)	(549)	(696)
(Provision) benefit for income taxes	(40)	(43)	8	(41)	(43)	8
Loss on extinguishment of debt	(65)	—	(55)	(65)	—	(55)
Interest expense	(219)	(247)	(245)	(219)	(247)	(245)
Other non-operating expenses	1	(2)	(1)	2	—	—
Net Loss	$(57)	$(507)	$(714)	$(56)	$(506)	$(714)

___________________________________

(a)	Represents unallocated corporate expenses.

(2)	Assets of discontinued operations are not included in the business segment table.
(3)

There are no adjustments necessary to reconcile total depreciation and amortization as presented in the business segment table to the consolidated totals. Amortization of debt issue costs is not included in the business segment table. See Note 4 for information relating to segment goodwill.

Note 4. Goodwill and Intangible Assets

Goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. There were no goodwill or trade name impairment charges recorded in continuing operations during the years ended December 31, 2014, 2013, and 2012.

The table below summarizes the goodwill balances for continuing operations by reportable segment:

		American	Franchise
(In millions)	Terminix	Home Shield	Services Group	Total
Balance as of December 31, 2012	$1,458	$348	$189	$1,995
Acquisitions	22	—	2	24
Other (1)	—	—	(1)	(1)
Balance as of December 31, 2013	1,480	348	190	2,018
Acquisitions	18	34	1	53
Other (1)	(1)	—	(1)	(3)
Balance as of December 31, 2014	$1,497	$381	$191	$2,069

___________________________________

(1)	Reflects the impact of foreign exchange rates.

There were no accumulated impairment losses recorded in continuing operations as of December 31, 2014, 2013 and 2012.

The table below summarizes the other intangible asset balances for continuing operations:

	Estimated
	Remaining	As of December 31, 2014			As of December 31, 2013
	Useful Lives		Accumulated			Accumulated
(In millions)	(Years)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	N/A	$1,608	$—	$1,608	$1,608	$—	$1,608
Customer relationships	3 - 10	533	(489)	44	512	(447)	65
Franchise agreements	20 - 25	88	(59)	29	88	(54)	34
Other	4 - 30	47	(32)	15	41	(27)	14
Total		$2,277	$(581)	$1,696	$2,249	$(528)	$1,721

___________________________________

(1)	Not subject to amortization.

Amortization expense of $52 million, $51 million and $58 million was recorded in the years ended December 31, 2014, 2013 and 2012, respectively.  For the existing intangible assets, the Company anticipates amortization expense of $34 million, $14 million, $10 million, $7 million and $4 million in 2015, 2016, 2017, 2018 and 2019, respectively.

In the years ended December 31, 2014, 2013 and 2012, the TruGreen Business recorded impairment charges of $139 million ($84 million, net of tax), $673 million ($521 million, net of tax) and $909 million ($764 million, net of tax), respectively, in discontinued operations, net of income taxes.

Note 5. Income Taxes

As of December 31, 2014, 2013 and 2012, the Company has $13 million, $8 million and $8 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes ("unrecognized tax benefits"). At December 31, 2014 and 2013, $13 million and $8 million, respectively, of unrecognized tax benefits would impact the effective tax rate if recognized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
(In millions)	2014	2013	2012
Gross unrecognized tax benefits at beginning of period	$8	$8	$9
Increases in tax positions for prior years	1	1	—
Increases in tax positions for current year	7	1	1
Lapse in statute of limitations	(1)	(2)	(2)
Gross unrecognized tax benefits at end of period	$13	$8	$8

Up to $1 million of the Company's unrecognized tax benefits could be recognized within the next 12 months. As of December 31, 2013, the Company believed that it was reasonably possible that a decrease of up to $1 million in unrecognized tax benefits would have occurred during the year ended December 31, 2014. During the year ended December 31, 2014 unrecognized tax benefits actually decreased by $2 million as a result of the closing of certain state audits and the expiration of statutes of limitation.

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in many state and foreign jurisdictions. The Company has been audited by the IRS through its year ended December 31, 2012, and is no longer subject to state and local or foreign income tax examinations by tax authorities for years before 2008.

In the ordinary course of business, the Company is subject to review by domestic and foreign taxing authorities. For U.S. federal income tax purposes, the Company participates in the IRS's Compliance Assurance Process whereby its U.S. federal income tax returns are reviewed by the IRS both prior to and after their filing. The U.S. federal income tax returns filed by the Company through the year ended December 31, 2012 have been audited by the IRS. In the second quarter of 2014, the IRS completed the audits of the Company's tax returns for the year ended December 31, 2012 with no adjustments or additional payments. The Company's tax returns for the year ended December 31, 2013 are under audit, which is expected to be completed by the second quarter of 2015. The IRS commenced examinations of the Company's U.S. federal income tax returns for 2014 in the first quarter of 2014. The examination is anticipated to be completed by the second quarter of 2016. Five state tax authorities are in the process of auditing state income tax returns of various subsidiaries.

The Company's policy is to recognize potential interest and penalties related to its tax positions within the tax provision. The Company reversed interest expense of $1 million through the tax provision for the year ended December 30, 2014 and less than $1 million for each of the years ended December 31, 2013 and 2012.  During the year ended December 31, 2012, the Company reversed penalties of less than $1 million through the tax provision. There were no similar reversals of penalties for the years ended December 31, 2014 and 2013.  As of December 31, 2014 and 2013, the Company had accrued for the payment of interest and penalties of less than $1 million and $1 million, respectively.

The components of our income (loss) from continuing operations before income taxes are as follows:

	Year Ended December 31,
(In millions)	2014	2013	2012
U.S.	$79	$80	$(31)
Foreign	5	6	5
Income (Loss) from Continuing Operations before Income Taxes	$84	$86	$(26)

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the Company's effective income tax rate for continuing operations is as follows:

	Year Ended December 31,
	2014	2013	2012
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal benefit	12.3	9.6	(13.0)
Tax credits	(3.1)	(2.6)	3.7
Other permanent items	1.8	0.8	(4.3)
Stock option forfeitures	1.6	4.2	—
Other, including foreign rate differences and reserves	0.6	3.1	9.1
Effective rate	48.2%	50.1%	30.5%

The effective tax rate for discontinued operations for the years ended December 31, 2014, 2013 and 2012 was a tax benefit of 38.1 percent, 23.3 percent and 13.5 percent, respectively. The effective tax rate for the years ending December 31, 2013 and 2012 was impacted by the impairment of non-deductible goodwill.

Income tax expense from continuing operations is as follows:

	Year Ended December 31,
(In millions )	2014	2013	2012
Current:
U.S. federal	$—	$1	$—
Foreign	3	3	2
State and local	9	5	5
	11	9	7
Deferred:
U.S. federal	27	27	(16)
Foreign	—	—	—
State and local	2	7	1
	29	33	(15)
Provision (benefit) for income taxes	$40	$43	$(8)

Deferred income tax expense results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The deferred tax asset primarily reflects the impact of future tax deductions related to the Company's accruals and certain net operating loss carryforwards. The deferred tax liability is primarily attributable to the basis differences related to intangible assets. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The valuation allowance for deferred tax assets as of December 31, 2014 was $7 million.

Significant components of the Company's deferred tax balances are as follows:

	As of December 31,
(In millions)	2014	2013
Deferred tax assets (liabilities):
Current Asset:
Prepaid expenses	$(16)	$(14)
Receivables allowances	12	14
Accrued insurance expenses	6	9
Current reserves	6	6
Accrued expenses and other	28	17
Net operating loss and tax credit carryforwards	39	74
Total current asset	$76	$106
Long-Term Liability:
Intangible assets(1)	$(718)	$(717)
Accrued insurance expenses	3	3
Net operating loss and tax credit carryforwards	51	51
Other long-term obligations	(44)	(43)
Less valuation allowance	(7)	(7)
Total long-term liability	(715)	(713)
Net deferred tax liability	$(639)	$(607)

___________________________________

(1)

The deferred tax liability relates primarily to the difference in the tax versus book basis of intangible assets. The majority of this liability will not actually be paid unless certain business units of the Company are sold.

As of December 31, 2014, the Company had deferred tax assets, net of valuation allowances, of $64 million for federal and state net operating loss and capital loss carryforwards, which expire at various dates up to 2034. The Company also had deferred tax assets, net of valuation allowances, of $19 million for federal and state credit carryforwards which expire at various dates up to 2034.  The federal and state net operating loss carryforwards in the filed income tax returns included unrecognized tax benefits taken in prior years. The net operating losses for which a deferred tax asset is recognized for financial statement purposes in accordance with ASC 740 are presented net of these unrecognized tax benefits.

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2014 and 2013 that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity will be increased by $3 million if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

For the year ended December 31, 2011, the Company reorganized certain foreign subsidiaries in conjunction with its international growth initiatives and evaluated its liquidity requirements in the U.S. and the capital requirements of its foreign subsidiaries. Based on these factors, the Company considers undistributed earnings of its foreign subsidiaries as of December 31, 2014 to be indefinitely reinvested. Accordingly, the Company has not recorded deferred taxes for U.S. or foreign withholding taxes on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable due to the complexities of the hypothetical calculation. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $20 million and $14 million as of December 31, 2014 and 2013, respectively. The Company does not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Note 6. Acquisitions

Acquisitions have been accounted for using the acquisition method and, accordingly, the results of operations of the acquired businesses have been included in the Company’s consolidated financial statements since their dates of acquisition. The assets and liabilities of these businesses were recorded in the financial statements at their estimated fair values as of the acquisition dates.

2014

On February 28, 2014, the Company acquired HSA. The total net purchase price for this acquisition was $32 million. The Company recorded goodwill of $34 million and other intangibles of $18 million related to this acquisition.

During the year ended December 31, 2014, the Company completed several pest control, termite and franchise acquisitions. The total net purchase price for these acquisitions was $32 million. The Company recorded goodwill of $20 million and other intangibles of $11 million related to these acquisitions.

Prior Years

During the year ended December 31, 2013, the Company completed several pest control and termite acquisitions, along with several franchise acquisitions and the purchase of a distributor license agreement within the Franchise Services Group. The total net purchase price for these acquisitions was $40 million. The Company recorded goodwill of $24 million and other intangibles of $13 million related to these acquisitions.

During the year ended December 31, 2012, the Company completed several pest control and termite acquisitions, along with several franchise acquisitions and the purchase of a distributor license agreement with the Franchise Services Group. The total net purchase price for these acquisitions was $49 million. Related to these acquisitions, the Company recorded goodwill of $35 million and other intangibles of $13 million.

Supplemental cash flow information regarding the Company’s acquisitions is as follows:

	Year Ended December 31,
(In millions)	2014	2013	2012
Purchase price (including liabilities assumed)	$99	$40	$52
Less liabilities assumed	(34)	—	(3)
Net purchase price	$64	$40	$49

Net cash paid for acquisitions	$58	$32	$40
Seller financed debt	6	8	9
Payment for acquisitions	$64	$40	$49

Note 7. Discontinued Operations

TruGreen Spin-off

On January 14, 2014, the Company completed the TruGreen Spin-off resulting in the spin-off of the assets and certain liabilities of the TruGreen Business through a tax-free, pro rata dividend to Holdings’ stockholders. As a result of the completion of the TruGreen Spin-off, New TruGreen operates the TruGreen Business as a private independent company.

The TruGreen Business experienced a significant downturn in several years prior to the TruGreen Spin-Off.  From 2011 through 2013, the TruGreen Business lost 400,000 customers, or 19 percent of its customer base. The TruGreen Business’s operating margins also eroded during this time frame due to production inefficiencies, higher chemical costs and inflationary pressures, compounded by lower fixed cost leverage as falling customer counts drove revenue down. The TruGreen Business experienced revenue and Adjusted EBITDA declines of 18.6 percent and 87.6 percent, respectively, from 2011 to 2013. In light of these developments, the Company made the decision to effect the TruGreen Spin-off and enable its management to increase its focus on Terminix, American Home Shield and the Franchise Services Group segments while providing New TruGreen, as an independently-operated, private company, the time and focus required to execute a turnaround.

The following is a summary of the assets and liabilities distributed to New TruGreen as part of the TruGreen spin-off on January 14, 2014:

(In millions)
Assets:
Cash and cash equivalents	$57
Receivables, net	22
Inventories and other current assets	39
Property and equipment, net	181
Intangible assets, net	216
Other long-term assets	6
Total Assets	$521
Liabilities:
Current liabilities	$149
Long-term debt and other long-term liabilities	97
Total Liabilities	$246
Net assets distributed to New TruGreen	$275

The historical results of the TruGreen Business, including the results of operations, cash flows and related assets and liabilities, are reported as discontinued operations for all periods presented herein.

In connection with the TruGreen Spin-off, the Company and New TruGreen entered into a transition services agreement pursuant to which the Company and its subsidiaries provide New TruGreen with specified communications, public relations, finance and accounting, tax, treasury, internal audit, human resources operations and benefits, risk management and insurance, supply management, real estate management, marketing, facilities, information technology and other support services. The charges for the transition services are designed to allow the Company to fully recover the direct costs of providing the services, plus specified margins and any out-of-pocket costs and expenses. The services provided under the transition services agreement will terminate at various specified times, and in no event later than January 14, 2016 (except certain information technology services, which the Company expects to provide to New TruGreen beyond the two-year period). New TruGreen may terminate the transition services agreement (or certain services under the transition services agreement) for convenience upon 90 days written notice, in which case New TruGreen will be required to reimburse the Company for early termination costs. Under this transition services agreement, in the year ended December 31, 2014, the Company recorded $36 million of fees due from New TruGreen, which is included, net of costs incurred, in Selling and administrative expenses in the consolidated statement of operations and comprehensive income (loss). As of December 31, 2014, all amounts owed by New TruGreen under this agreement have been paid.

During the year ended December 31, 2014, the Company processed certain of New TruGreen’s accounts payable transactions. Through this process, in the year ended December 31, 2014,  $97 million was paid on New TruGreen’s behalf, all of which was repaid by New TruGreen.

In addition, the Company, New TruGreen and TGLP entered into (1) a separation and distribution agreement containing key provisions relating to the separation of the TruGreen Business and the distribution of New TruGreen common stock to Holdings’ stockholders (including relating to specified TruGreen legal matters with respect to which we have agreed to retain liability, as well as insurance coverage, non-competition, indemnification and other matters), (2) an employee matters agreement allocating liabilities and responsibilities relating to employee benefit plans and programs and other related matters and (3) a tax matters agreement governing the respective rights, responsibilities and obligations of the parties thereto with respect to taxes, including allocating liabilities for income taxes attributable to New TruGreen and its subsidiaries generally to the Company for tax periods (or portions thereof) ending on or before January 14, 2014 and generally to New TruGreen for tax periods (or portions thereof) beginning after that date.

TruGreen Goodwill and Intangible Assets

Goodwill and indefinite lived intangible assets, primarily the Company’s trade names, are assessed annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances.

Goodwill – Prior  Years

The Company performed an interim goodwill impairment analysis at TruGreen as of June 30, 2013 that resulted in a pre-tax non-cash goodwill impairment of $417 million. After this impairment charge, there was no goodwill remaining at TruGreen. The Company performed an interim goodwill impairment analysis at TruGreen as of September 30, 2012 that resulted in a pre-tax non-cash goodwill impairment of $794 million. During the fourth quarter of 2012, the Company finalized its September 30, 2012 TruGreen valuation resulting in a $4 million adjustment to goodwill decreasing the 2012 goodwill impairment charge to $790 million. The Company’s 2013 and 2012 annual goodwill impairment analyses, which were performed as of October 1 of each year, did not result in any goodwill impairments.

The goodwill impairment charge recorded in 2013 was primarily attributable to a decline in forecasted 2013 and future cash flows at TruGreen over a defined projection period as of June 30, 2013 compared to the projections used in the last annual impairment assessment performed on October 1, 2012. The changes in projected cash flows at TruGreen arose in part from the business challenges at TruGreen. Although the Company projected future improvement in cash flows at TruGreen as a part of its June 30, 2013 impairment analysis, total cash flows and projected growth in those cash flows were lower than those projected at the time TruGreen was last tested for impairment in 2012. The long term growth rates used in the impairment tests at June 30, 2013 and October 1, 2012 were the same and were in line with historical U.S. gross domestic product growth rates. The discount rate used in the June 30, 2013 impairment test was 100 bps lower than the discount rate used in the October 1, 2012 impairment test for TruGreen. The decrease in the discount rate is primarily attributable to changes in market conditions which indicated an improved outlook for the U.S. financial markets and a higher risk tolerance for investors since the 2012 analysis.

The goodwill impairment charge recorded in 2012 was primarily attributable to a decline in forecasted 2012 cash flows and a decrease in projected future growth in cash flows at TruGreen over a defined projection period as of September 30, 2012 compared to the projections used in the previous annual impairment assessment performed on October 1, 2011. Although the Company projected future growth in cash flows at TruGreen as a part of its September 30, 2012 impairment analysis, total cash flows and projected growth in those cash flows were lower than that projected at the time TruGreen was tested for impairment in 2011. The long term growth rates used in the impairment tests at September 30, 2012 and October 1, 2011 were the same and in line with historical U.S. gross domestic product growth rates. The discount rate used in the September 30, 2012 impairment test was 50 bps lower than the discount rate used in the October 1, 2011 impairment test for TruGreen. The decrease in the discount rate is primarily attributable to changes in market conditions which indicated an improved outlook for the U.S. financial markets since the 2011 analysis.

Intangible Assets – 2014

As a result of the TruGreen Spin-off, the Company was required to perform an interim impairment analysis as of January 14, 2014 on the TruGreen trade name. The assumptions were developed with the view of the TruGreen Business as a stand-alone company, resulting in an increase in the assumed discount rate of 350 bps, as compared to the discount rate used in the October 1, 2013 impairment test for the TruGreen trade name. This interim impairment analysis resulted in a pre-tax non-cash trade name impairment charge of $139 million ($84 million, net of tax) to reduce the carrying value of the TruGreen trade name to its estimated fair value. This impairment charge was recorded in Loss from discontinued operations, net of income taxes, in the year ended December 31, 2014. The impairment of the TruGreen trade name represented an adjustment of the carrying value of the asset to its estimated fair value on a non-recurring basis using significant unobservable inputs on the date of the TruGreen Spin-off.

Intangible Assets – Prior Years

The Company performed an interim trade name impairment analysis at TruGreen as of June 30, 2013 resulting in a pre-tax non-cash trade name impairment charge of $256 million recorded in the second quarter of 2013. The Company performed an interim trade name impairment analysis at TruGreen as of June 30, 2012 resulting in a pre-tax non-cash trade name impairment charge of $68 million recorded in the second quarter of 2012. Further, the Company performed an interim trade name impairment analysis at TruGreen as of September 30, 2012 resulting in a pre-tax non-cash trade name impairment charge of $51 million recorded in the third quarter of 2012. The Company’s 2013 and 2012 annual trade name impairment analyses, which were performed as of October 1 of each year, did not result in any trade name impairments.

Based on the revenue results at TruGreen in the first six months of 2013 and a lower revenue outlook for the remainder of 2013 and future years, the Company concluded that there was an impairment indicator requiring the performance of an interim indefinite lived intangible asset impairment test for the TruGreen trade name as of June 30, 2013. The impairment charge recorded in the second quarter of 2013 was primarily attributable to a decrease in the assumed royalty rate and a decrease in projected future growth in revenue at TruGreen over a defined projection period as of June 30, 2013 compared to the royalty rate and projections used in the last annual impairment assessment performed on October 1, 2012. The decrease in the assumed royalty rate was due to lower current and projected earnings as a percent of revenue as compared to the last annual impairment test. Although the Company projected future growth in revenue at TruGreen as part of its June 30, 2013 impairment analysis, total projected revenue was lower than the revenue projected at the time the trade name was last tested for impairment in October 2012. The changes in projected future revenue growth at TruGreen arose in part from the business challenges at TruGreen. The long term revenue growth rates used in the impairment tests at October 1, 2013, June 30, 2013 and October 1, 2012 were the same and in line with historical U.S. gross domestic product growth rates. The discount rates used in the October 1, 2013 and June 30, 2013 impairment tests were the same, but were 100 bps lower than the discount rate used in the October 1, 2012 impairment test for the TruGreen trade name. The decrease in the discount rate from 2012 is primarily attributable to changes in market conditions which indicated an improved outlook for the U.S. financial markets and a higher risk tolerance for investors since the last analysis.

Based on the revenue results at TruGreen in the first six months of 2012 and a then lower revenue outlook for the remainder of 2012 and future years, the Company concluded that there was an impairment indicator requiring the performance of an interim indefinite lived intangible asset impairment test for the TruGreen trade name as of June 30, 2012. Based on the revenue results of TruGreen in the third quarter of 2012 and the revised outlook for the remainder of the year and future years, the Company performed another impairment analysis on its TruGreen trade name to determine its fair value as of September 30, 2012. The impairment charge recorded in the second quarter of 2012 was primarily attributable to a decrease in projected future growth in revenue at TruGreen over a defined projection period as of June 30, 2012 compared to the projections used in the previous annual impairment assessment performed on October 1, 2011. The third quarter impairment charge was primarily attributable to a further reduction in projected revenue growth as compared to expectations in the second quarter of 2012. Although the Company projected future growth in revenue at TruGreen over a defined projection period as a part of its September 30, 2012 impairment analysis, such growth was lower than the revenue growth projected at the time the trade name was tested for impairment in the second quarter of 2012. The long term revenue growth rates used for periods after the defined projection period in the impairment tests at September 30, 2012, June 30, 2012 and October 1, 2011 were the same and in line with historical U.S. gross domestic product growth rates. The discount rates used in the September 30, 2012 and June 30, 2012 impairment tests were the same, but were 50 bps lower than the discount rate used in the October 1, 2011 impairment test for the TruGreen trade name. The decrease in the discount rate from 2011 is primarily attributable to changes in market conditions which indicated an improved outlook for the U.S. financial markets since the last analysis.

Financial Information for Discontinued Operations

Loss from discontinued operations, net of income taxes, for all periods presented includes the operating results of the TruGreen Business and previously sold businesses.

The operating results of discontinued operations are as follows:

	Year Ended December 31,
(In millions)	2014	2013	2012
Revenue	$6	$896	$979
Loss before income taxes(1)	(161)	(716)	(803)
Benefit for income taxes(1)	(61)	(167)	(107)
Loss from discontinued operations, net of income taxes(1)	$(100)	$(549)	$(696)

___________________________________

(1)

During 2014, 2013 and 2012, the Company recorded pre‑tax non‑cash impairment charges of $139 million ($84 million, net of tax), $673 million ($521 million, net of tax) and $909 million ($764 million, net of tax), respectively, associated with the goodwill and trade name at its TruGreen Business, which is reported in loss from discontinued operations, net of income taxes.

Assets and liabilities of discontinued operations are summarized below:

	As of December 31,
(In millions)	2014	2013
Assets:
Receivables, net	$—	$28
Inventories and other current assets	—	48
Total Current Assets	—	76
Property and equipment, net	—	181
Intangible assets, net	—	355
Other long-term assets	—	6
Total Assets	$—	$618
Liabilities:
Current liabilities	$9	$139
Long-term debt and other long-term liabilities	—	162
Total Liabilities	$9	$301

At December 31, 2014, the liabilities of discontinued operations relate primarily to accruals for legal and other reserves. At December 31, 2013, these balances also reflect the historical assets and liabilities of the TruGreen Business, which was spun off in the year ended December 31, 2014.

Note 8. Restructuring Charges

The Company incurred restructuring charges of $11 million ($7 million, net of tax), $6 million ($4 million, net of tax) and $15 million ($9 million, net of tax) for the years ended December 31, 2014, 2013 and 2012, respectively.  Restructuring charges were comprised of the following:

	Year Ended December 31,
(In millions)	2014	2013	2012
Terminix branch optimization(1)	$2	$2	$4
American Home Shield reorganization(2)	—	—	1
Franchise services group reorganization(2)	3	—	1
Corporate(3)	6	4	9
Total restructuring charges	$11	$6	$15

___________________________________

(1)

These charges included severance costs of $2 million, $1 million and $1 million for the years ended December 31, 2014, 2013 and 2012, respectively, and lease termination costs of $1 million and $3 million for the years ended December 31, 2013 and 2012, respectively.

(2)	For the years ended December 31, 2014 and 2012, these charges included severance costs.
(3)

Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in the Company’s headquarters functions that provide Company-wide administrative services for our operations. For the years ended December 31, 2014, 2013 and 2012, these charges included severance and other costs of $5 million, $1 million and $4 million, respectively, and professional fees of $1 million, $3 million and $5 million, respectively.

The pretax charges discussed above are reported in Restructuring charges in the consolidated statements of operations and comprehensive (loss) income.

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued Liabilities—Other on the consolidated statements of financial position, is presented as follows:

Accrued
Restructuring
(In millions)	Charges
Balance as of December 31, 2012	$4
Costs incurred	6
Costs paid or otherwise settled	(9)
Balance as of December 31, 2013	1
Costs incurred	11
Costs paid or otherwise settled	(8)
Balance as of December 31, 2014	$4

Note 9. Commitments and Contingencies

The Company leases certain property and equipment under various operating lease arrangements. Most of the property leases provide that the Company pay taxes, insurance and maintenance applicable to the leased premises. As leases for existing locations expire, the Company expects to renew the leases or substitute another location and lease.

Rental expense for the years ended December 31, 2014, 2013 and 2012 was $31 million, $29 million and $31 million, respectively. Based on leases in place as of December 31, 2014, future long-term non-cancelable operating lease payments will be approximately $19 million in 2015, $16 million in 2016, $13 million in 2017, $10 million in 2018, $6 million in 2019 and $5 million in 2020 and thereafter.

In the normal course of business, the Company periodically enters into agreements that incorporate indemnification provisions. While the maximum amount to which the Company may be exposed under such agreements cannot be estimated, the Company does not expect these guarantees and indemnifications to have a material effect on the Company’s business, financial condition, results of operations or cash flows.

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

A reconciliation of beginning and ending accrued self-insured claims, which are included in Accrued liabilities—Self-insured claims and related expenses and Other long-term obligations, primarily self-insured claims on the consolidated statements of financial position, net of reinsurance recoverables, which are included in Prepaid expenses and other assets and Other assets on the consolidated statements of financial position, is presented as follows:

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2012	$103
Provision for self-insured claims	47
Cash payments	(49)
Balance as of December 31, 2013	101
Provision for self-insured claims	45
Cash payments	(43)
Balance as of December 31, 2014	$104

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

Note 10. Related Party Transactions

On July 24, 2007, we were taken private pursuant to a merger transaction, and, following the completion of the merger and other subsequent transactions and prior to Holdings’ initial public offering,  the significant majority of Holdings’ outstanding common stock was owned by investment funds managed by, or affiliated with the Equity Sponsors.  Upon completion of Holdings’ initial public offering on July 1, 2014 and the secondary public offering in February 2015, the Equity Sponsors continued to hold approximately 42 percent of Holdings’ common stock. See Note 1 “—Initial Public Offering” and “—Secondary Public Offering” for further details on our ownership structure.

Consulting Agreements

The Company was a party to a consulting agreement with CD&R under which CD&R provided the Company with ongoing consulting and management advisory services. The annual consulting fee payable under the consulting agreement with CD&R was $6 million. Under this agreement, the Company recorded consulting fees of $3 million, $6 million and $6 million for the years ended December 31, 2014, 2013 and 2012, respectively, which is included in Selling and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

The Company was also a party to consulting agreements with StepStone, JPMorgan and Ridgemont. Pursuant to the consulting agreements, the Company was required to pay aggregate annual consulting fees of $1 million to StepStone, JPMorgan and Ridgemont (formerly payable to BAS), respectively.  The Company recorded aggregate consulting fees related to these agreements of $1 million in each of the years ended December 31, 2014, 2013 and 2012, which is included in Selling and administrative expenses in the consolidated statements of comprehensive (loss) income.

On July 1, 2014, in connection with the completion of Holdings’ initial public offering, the Company paid the Equity Sponsors aggregate fees of $21 million in connection with the termination of the consulting agreements, which is recorded in the year ended December 31, 2014 in Consulting agreement termination fees in the consolidated statements of operations and comprehensive income (loss).

Revolving Promissory Note

On April 19, 2013, SvM entered into a revolving promissory note with Holdings with a maximum borrowing capacity of $25 million that was scheduled to mature on April 18, 2018. Amounts outstanding under this agreement bore interest at the rate of five percent per annum. As of December 31, 2013, the amount due to SvM by Holdings under this note was $14 million. The funds borrowed under this note were used by Holdings to repurchase shares of its common stock from associates who have left the Company. On July 1, 2014, Holdings used a portion of the proceeds from the initial public offering to repay in full this inter-company loan.

Note 11. Employee Benefit Plans

Discretionary contributions to qualified profit sharing and non-qualified deferred compensation plans were made in the amount of $12 million, $13 million and $12 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 12. Long-Term Debt

Long-term debt is summarized in the following table:

	As of December 31,
(In millions)	2014	2013
Senior secured term loan facility maturing in 2017 (Tranche B)	$—	$991
Senior secured term loan facility maturing in 2017 (Tranche C)(1)	—	1,198
Senior secured term loan facility maturing in 2021(2)	1,803	—
7.00% senior notes maturing in 2020	488	750
8.00% senior notes maturing in 2020(3)	391	602
Revolving credit facility maturing in 2019	—	—
7.10% notes maturing in 2018(4)	73	71
7.45% notes maturing in 2027(4)	161	159
7.25% notes maturing in 2038(4)	64	63
Vehicle capital leases(5)	39	32
Other	37	40
Less current portion	(39)	(39)
Total long-term debt	$3,017	$3,867

___________________________________

(1)	As of December 31, 2013, presented net of $10 million in unamortized original issue discount paid as part of the 2013 amendment to the Old Term Facilities.
(2)	As of December 31, 2014, presented net of $17 million in unamortized original issue discount paid as part of the Term Loan Facility as described below under “––Refinancing of Indebtedness.”
(3)	As of December 31, 2014 and 2013, includes $1 million and $2 million, respectively, in unamortized premium received on the sale of $100 million aggregate principal amount of such notes.
(4)

As of December 31, 2014 and 2013, collectively presented net of $59 million and $64 million, respectively, of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

(5)

SvM has entered into the Fleet Agreement which, among other things, allows SvM to obtain fleet vehicles through a leasing program. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent.

Term Loan Facility

On July 1, 2014, in connection with Holdings’ initial public offering, SvM terminated the Old Term Facilities and entered into a $1,825 million Term Loan Facility, maturing July 1, 2021. Borrowings under the Term Loan Facility, together with $243 million of available cash and $120 million of net proceeds of the initial public offering, were used to repay in full the $2,187 million outstanding under the Old Term Facilities.  In addition, $42 million of available cash was used to pay debt issuance costs of $24 million and to pay original issue discount of $18 million in connection with the Term Loan Facility.

The interest rates applicable to the term loans under the Term Loan Facility are based on a fluctuating rate of interest measured by reference to either, at SvM’s option, (i) an adjusted LIBOR (subject to a floor of 1.00 percent) plus a margin of 3.25 percent per annum or (ii) an alternate base rate (subject to a floor of 2.00 percent) plus a margin of 2.25 percent per annum. Voluntary prepayments of borrowings under the Term Loan Facility are permitted at any time, in minimum principal amounts, without premium or penalty.

The Term Loan Facility and the guarantees thereof are secured by substantially all of the tangible and intangible assets of SvM and certain of its domestic subsidiaries, excluding certain subsidiaries subject to regulatory requirements in various states, including pledges of all the capital stock of all direct domestic subsidiaries (other than foreign subsidiary holding companies, which are deemed to be foreign subsidiaries) owned by SvM or any Guarantor and of up to 65% of the capital stock of each direct foreign subsidiary owned by SvM or any Guarantor. The Term Loan Facility security interests are subject to certain exceptions, including, but not limited to, exceptions for (i) equity interests, (ii) indebtedness or other obligations of subsidiaries, (iii) real estate or (iv) any other assets, if the granting of a security interest therein would require that any notes issued under SvM’s indenture dated as of August 15, 1997 be secured. The Term Loan Facility is secured on a pari passu basis with the security interests created in the same collateral securing the Revolving Credit Facility.

SvM has historically entered into interest rate swap agreements. Under the terms of these agreements, SvM pays a fixed rate of interest on the stated notional amount, and SvM receives a floating rate of interest (based on one month LIBOR) on the stated notional amount. Therefore, during the term of the swap agreements, the effective interest rate on the portion of the term loans equal to the stated notional amount is fixed at the stated rate in the interest rate swap agreements plus the incremental borrowing margin.

On July 23, 2014, SvM entered into two four-year interest rate swap agreements effective August 1, 2014. The aggregate notional amount of the agreements was $300 million. Under the terms of the agreements, SvM will pay a weighted-average fixed rate of interest of 1.786 percent on the $300 million notional amount, and SvM will receive a floating rate of interest (based on one-month LIBOR) on the notional amount. Therefore, during the term of the agreements, the effective interest rate on $300 million of the Term Loan Facility is fixed at a rate of 1.786 percent, plus the incremental borrowing margin of 3.25 percent.

On July 23, 2014, SvM entered into three forty-one month interest rate swap agreements effective March 1, 2015. The aggregate notional amount of the agreements was $400 million. Under the terms of the agreements, SvM will pay a weighted-average fixed rate of interest of 1.927 percent on the $400 million notional amount, and SvM will receive a floating rate of interest (based on one-month LIBOR) on the notional amount. Therefore, during the term of the agreements, the effective interest rate on $400 million of the Term Loan Facility is fixed at a rate of 1.927 percent, plus the incremental borrowing margin of 3.25 percent.

The changes in interest rate swap agreements, as well as the cumulative interest rate swaps outstanding, are as follows:

		Weighted
	Notional	Average Fixed
(In millions)	Amount	Rate(1)
Interest rate swap agreements in effect as of December 31, 2012	$980	1.70%
Expired	(980)
Interest rate swap agreements in effect as of December 31, 2013	—	—%
Entered into effect	300
Interest rate swap agreements in effect as of December 31, 2014	$300	1.79%

___________________________________

(1)	Before the application of the applicable borrowing margin.

In accordance with accounting standards for derivative instruments and hedging activities, and as further described in Note 18, these interest rate swap agreements are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the consolidated statements of financial position as either an asset or liability at fair value, with the effective portion of the changes in fair value attributable to the hedged risks recorded in accumulated other comprehensive income (loss).

Revolving Credit Facility

On July 1, 2014, in connection with Holdings’ initial public offering, SvM terminated the Old Revolving Credit Facility and entered into a $300 million Revolving Credit Facility. The maturity date for the Revolving Credit Facility is July 1, 2019.  The Revolving Credit Facility provides for senior secured revolving loans and stand‑by and other letters of credit. The Revolving Credit Facility limits outstanding letters of credit to $225 million.  As of December 31, 2014, there was $136 million of letters of credit outstanding and $164 million of available borrowing capacity under the Revolving Credit Facility.

The Revolving Credit Facility and the guarantees thereof are secured by the same collateral securing the Term Loan Facility, on a pari passu basis with the security interests created in the same collateral securing the Term Loan Facility.

The interest rates applicable to the loans under the Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to either, at SvM’s option, (i) an adjusted LIBOR plus a margin of 3.25 percent per annum or (ii) an alternate base rate plus a margin of 2.25 percent per annum.

2020 Notes

The 8% 2020 Notes will mature on February 15, 2020 and bear interest at a rate of eight percent per annum. The 7% 2020 Notes will mature on August 15, 2020 and bear interest at a rate of seven percent per annum.

SvM used a majority of the proceeds from the sale of the 2020 Notes to redeem $996 million aggregate principal amount of its 2015 Notes and to repay $276 million of outstanding borrowings under its Old Term Facilities during 2012. The Company recorded a loss on extinguishment of debt of $55 million in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2012 related to these transactions.

On July 16, 2014, SvM used proceeds from Holdings’ initial public offering to redeem $210 million of its outstanding 8% 2020 Notes and $263 million of its outstanding 7% 2020 Notes. In connection with the partial redemption of the 8% 2020 Notes and the 7% 2020 Notes, SvM was required to pay a pre-payment premium of $17 million and $18 million, respectively, and accrued interest of $7 million and $8 million, respectively. Additionally, in  connection with the partial redemption of the 8% 2020 Notes and 7% 2020 Notes and the repayment of the Old Term Facilities, we recorded a loss on extinguishment of debt of $65 million in the year ended December 31, 2014, which includes the pre-payment premiums on the 8% 2020 Notes and 7% 2020 Notes of $17 million and $18 million, respectively, and the write-off of $30 million of debt issuance costs.

On February 17, 2015, SVM redeemed $190 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount using available cash. In connection with the partial redemption, we expect to record a loss on extinguishment of debt of approximately $13 million in the first quarter of 2015, which includes a pre-payment premium of $11 million and the write-off of approximately $2 million of debt issuance costs.

On March 2, 2015, SVM issued a conditional notice of redemption to redeem $200 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount thereof on April 1, 2015, assuming the conditions are satisfied on or prior to April 1, 2015.  SvM intends to fund the redemption using incremental commitments under SvM’s Term Loan Facility. In connection with the redemption, we expect to record a loss on extinguishment of debt of approximately $14 million in the second quarter of 2015, which includes a pre-payment premium of $12 million and the write-off of approximately $2 million of debt issuance costs.

The 2020 Notes are jointly and severally guaranteed on a senior unsecured basis by the Guarantors. The 2020 Notes are not guaranteed by the Non‑Guarantors.  The 2020 Notes are senior unsecured obligations of SvM and rank equally in right of payment with all of SvM’s other existing and future senior unsecured indebtedness. The subsidiary guarantees are general unsecured senior obligations of the Guarantors and rank equally in right of payment with all of the existing and future senior unsecured indebtedness of our Non‑Guarantors. The 2020 Notes are effectively junior to all of SvM’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

Other

The agreements governing the Term Loan Facility, the Revolving Credit Facility and the 2020 Notes contain certain covenants that, among other things, limit or restrict the incurrence of additional indebtedness, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. SvM was in compliance with the covenants under these agreements at December 31, 2014.

As of December 31, 2014, future scheduled long‑term debt payments are $39 million, $50 million, $31 million, $106 million and $21 million for the years ended December 31, 2015, 2016, 2017, 2018 and 2019, respectively. Certain of the Company’s assets, including vehicles, equipment and a call center facility, are leased under capital leases with $42 million in remaining lease obligations as of December 31, 2014. The long‑term debt payments above include future capital lease payments of approximately $13 million in 2015, $12 million in 2016, $9 million in 2017, $6 million in 2018 and $2 million in 2019.

Note 13. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the consolidated statements of financial position. As of December 31, 2014 and 2013, the Company’s investments consisted primarily of domestic publicly traded debt and certificates of deposit (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross unrealized gains and losses of the Company’s short- and long-term investments in Debt and Equity securities is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
Available-for-sale and trading securities, December 31, 2014:
Debt securities	$65	$1	$—	$66
Equity securities	33	9	(1)	41
Total securities	$98	$10	$(1)	$107
Available-for-sale and trading securities, December 31, 2013:
Debt securities	$97	$3	$(1)	$99
Equity securities	41	9	—	50
Total securities	$138	$12	$(1)	$149

There were no unrealized losses which had been in a loss position for more than one year as of December 31, 2014 and 2013. The aggregate fair value of the investments with unrealized losses was $29 million and $30 million as of December 31, 2014 and 2013, respectively.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The table below summarizes proceeds, gross realized gains and gross realized losses resulting from sales of available-for-sale securities. There were no impairment charges due to other than temporary declines in the value of certain investments for the years ended December 31, 2014, 2013, and 2012.

	Year Ended December 31,
(In millions)	2014	2013	2012
Proceeds from sale of securities	$43	$23	$23
Gross realized gains, pre-tax	5	2	2
Gross realized gains, net of tax	3	1	1
Gross realized losses, pre-tax	(1)	(1)	—
Gross realized losses, net of tax	(1)	—	—

Note 14. Comprehensive Income (Loss)

Comprehensive income (loss), which primarily includes net income (loss), unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation is disclosed in the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of shareholders’ equity.

The following tables summarize the activity in other comprehensive income (loss), net of the related tax effects.

		Unrealized
		Gains on
	Unrealized	Available	Foreign
	(Losses) Gains on	-for-Sale	Currency
(In millions)	Derivatives	Securities	Translation	Total
Balance as of December 31, 2012	$(2)	$5	$3	$7
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	—	5	(4)	1
Tax provision (benefit)	—	2	—	2
After-tax amount	1	3	(4)	(1)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	2	(1)	—	1
Net current period other comprehensive income (loss)	3	1	(4)	—
Balance as of December 31, 2013	$1	$7	$(1)	$7
Other comprehensive (loss) income before reclassifications:
Pre-tax amount	(12)	3	(5)	(15)
Tax (benefit) provision	(5)	1	—	(4)
After-tax amount	(7)	1	(5)	(11)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	1	(3)	—	(1)
Net current period other comprehensive loss	(6)	(1)	(5)	(13)
Spin-off of the TruGreen Business	—	—	(2)	(2)
Balance as of December 31, 2014	$(6)	$6	$(8)	$(8)

___________________________________

(1)	Amounts are net of tax. See reclassifications out of accumulated other comprehensive income (loss) below for further details.

Reclassifications out of accumulated other comprehensive income (loss) included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
	As of December 31,			Consolidated Statements of Operations
(In millions)	2014	2013	2012	and Comprehensive Income (Loss) Location
Losses (gains) on derivatives:
Fuel swap contracts	$1	$(1)	$(2)	Cost of services rendered and products sold
Interest rate swap contracts	1	5	22	Interest expense
Net losses on derivatives	2	4	20
Impact of income taxes	1	2	8	Provision for income taxes
Total reclassifications related to derivatives	$1	$2	$12
(Gains) losses on available-for-sale securities	$(4)	$(2)	$3	Interest and net investment income
Impact of income taxes	(2)	(1)	1	Provision for income taxes
Total reclassifications related to securities	$(3)	$(1)	$2
Total reclassifications for the period	$(1)	$1	$14

Note 15. Supplemental Cash Flow Information

Supplemental information relating to the consolidated statements of cash flows is presented in the following table:

	Year Ended December 31,
(In millions)	2014	2013	2012
Cash paid for or (received from):
Interest expense	$220	$232	$233
Interest and dividend income	(3)	(5)	(5)
Income taxes, net of refunds	12	9	9

The Company acquired $17 million, $26 million and $20 million of property and equipment through capital leases and other non-cash financing transactions in the years ended December 31, 2014, 2013 and 2012, respectively, which have been excluded from the consolidated statements of cash flows as non-cash investing and financing activities.

Note 16. Capital Stock

The Company is authorized to issue 2,000,000,000 shares of common stock. As of December 31, 2014, there were 141,731,682 shares of common stock issued and 134,022,760 shares of common stock outstanding. The Company has no other classes of equity securities issued or outstanding.

In connection with equity offerings to certain executive officers and key employees as discussed further in Note 17, the Company sold 504,560 DSUs at a purchase price of $11.43 per DSU. DSUs represent a right to receive a share of common stock in the future. In 2008, the Company issued 504,560 shares of common stock to a rabbi trust to be held for future distribution related to the DSUs. The shares held by the rabbi trust are presented in treasury stock on the consolidated statements of financial position and the consolidated statements of shareholders’ equity. As of December 31, 2014, there are 69,575 DSUs outstanding, which have not yet been converted to common stock.

Note 17. Stock-Based Compensation

In connection with Holding’ initial public offering, the Company’s board of directors and stockholders have adopted the Omnibus Incentive Plan. Prior to Holdings’ initial public offering, the Company’s board of directors and stockholders had adopted the MSIP. Upon adoption of the Omnibus Incentive Plan, the Company froze the MSIP and will make no further grants thereunder. However, awards previously granted under the MSIP are unaffected by the termination of the MSIP. The Omnibus Incentive Plan provides for awards in the form of stock options, stock purchase rights, restricted stock, RSUs, performance shares, performance units, stock appreciation rights, dividend equivalents, DSUs and other stock-based awards. The MSIP provided for the sale of shares and DSUs of Holdings’ stock to the Company’s executives, officers and other employees and to the Company’s directors as well as the grant of RSUs, performance-based RSUs and options to purchase Holdings’ shares to those individuals. DSUs represent a right to receive a share of common stock in the future. Holdings’ Compensation Committee selects the Company’s executive officers, employees and directors eligible to participate in the MSIP and the Omnibus Incentive Plan and determines the specific number of shares to be offered or options to be granted to an individual. A maximum of 15,396,667 shares of Holdings’ stock is authorized for issuance under the MSIP and the Omnibus Incentive Plan, of which, as of December 31, 2014, 7,958,390 shares remain available for future grants. The Company currently intends to satisfy any need for Holdings’ shares of common stock associated with the settlement of DSUs, vesting of RSUs or exercise of options issued under the Omnibus Incentive Plan or the MSIP through new shares available for issuance or any shares repurchased, forfeited or surrendered from participants in the MSIP and the Omnibus Incentive Plan.

All option grants under the Omnibus Incentive Plan and the MSIP have been, and the Company expects that all future option grants will be, non-qualified options with a per-share exercise price no less than the fair market value of one share of Holdings’ stock on the grant date. Any stock options granted will generally have a term of 10 years, and vesting will be subject to an employee’s continued employment. The Company’s Compensation Committee may accelerate the vesting of an option at any time. In addition, vesting of options will be accelerated if the Company experiences a change in control (as defined in the Omnibus Incentive Plan and the MSIP) unless options with substantially equivalent terms and economic value are substituted for existing options in place of accelerated vesting. Vesting of options granted under the Omnibus Incentive Plan and the MSIP will also be accelerated in the event of an employee’s death or disability (as defined in the Omnibus Incentive Plan and the MSIP). Upon termination for cause (as defined in the Omnibus Incentive Plan and the MSIP), all options held by an employee are immediately cancelled. Following a termination without cause, vested options will generally remain exercisable through the earlier of the expiration of their term or three months following termination of employment (one year in the case of death, disability or retirement at normal retirement age). Unless sooner terminated by the Company’s board of directors, the Omnibus Incentive Plan will remain in effect until June 26, 2024.

In 2014, 2013 and 2012, Holdings completed various equity offerings to certain of the Company’s executives, officers and employees pursuant to the MSIP and Omnibus Incentive Plan. The shares sold and options granted in connection with these equity offerings are subject to and governed by the terms of the MSIP and Omnibus Incentive Plan. In connection with these offerings, Holdings sold a total of 245,996; 574,379; and 107,492 shares of common stock in 2014, 2013 and 2012, respectively, at a weighted average purchase price of $12.00 per share in 2014, $11.68 per share in 2013 and $16.75 per share in 2012. In addition, Holdings granted the Company's executives, officers and employees options to purchase 1,222,831; 2,113,076; and 442,843 shares of Holdings’ common stock in 2014, 2013 and 2012, respectively, at a weighted average exercise price of $12.91 per share for options issued in 2014, $11.61 per share for options issued in 2013 and $16.77 per share for options issued in 2012. These options are subject to and governed by the terms of the MSIP and Omnibus Incentive Plan. The per share purchase price and exercise price was based on the determination by Holding’s Compensation Committee of the fair market value of Holding’s common stock as of the purchase/grant dates.

All options granted to date generally will vest in four equal annual installments, subject to an employee's continued employment. The four-year vesting period is the requisite service period over which compensation cost will be recognized on a straight-line basis for all grants. All options issued are accounted for as equity-classified awards.

The value of each option award was estimated on the grant date using the Black-Scholes option valuation model that incorporates the assumptions noted in the following table. For options granted in 2014, 2013 and 2012, the expected volatilities were based on the historical and implied volatilities of the publicly traded stock of a group of companies comparable to SvM. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method as outlined by the SEC in Staff Accounting Bulletins No. 107 and 110. The risk-free interest rates were based on the U.S. Treasury securities with terms similar to the expected lives of the options as of the grant dates.

	Year Ended December 31,
Assumption	2014	2013	2012
Expected volatility	49.6%	49.2% - 49.6%	49.2% - 50.3%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	6.3	6.3	6.3
Risk-free interest rate	1.86%	1.69% - 2.02%	0.78% - 1.43%

The weighted-average grant-date fair value of the options granted during 2014, 2013 and 2012 was $6.18,  $5.75 and $8.07 per option, respectively. The Company applied a forfeiture assumption of 18.80 percent per annum in the recognition of the expense related to these options, with the exception of the options held by the Company's CEO for which the Company has applied a forfeiture rate of zero.

A summary of option activity under the MSIP and Omnibus Incentive Plan as of December 31, 2014, and changes during the year then ended is presented below:

			Weighted Avg.
		Weighted Avg.	Remaining
	Stock	Exercise	Contractual
	Options	Price	Term (in years)
Total outstanding, December 31, 2013	6,963,643	$11.84
Granted to employees	1,222,831	$12.91
Exercised	(821,372)	$11.56
Forfeited	(307,923)	$13.20
Expired	(1,093,913)	$11.47
TruGreen conversions	(1,359,167)	$11.54
Total outstanding, December 31, 2014	4,604,099	$12.27	7.13
Total exercisable, December 31, 2014	2,027,895	$12.02	5.30

Holdings granted the Company's executives, officers and employees 99,622; 907,516; and 63,125 RSUs in 2014, 2013 and 2012, respectively, with weighted average grant date fair values of $17.52 per unit for 2014, $13.02 per unit in 2013 and $17.03 per unit in 2012, which was equivalent to the then current fair value of Holdings' common stock at the grant date. All RSUs outstanding as of December 31, 2014 will vest in three equal annual installments, subject to an employee's continued employment. Upon vesting, each RSU will be converted into one share of Holdings' common stock.

A summary of RSU activity under the MSIP and the Omnibus Incentive Plan as of December 31, 2014, and changes during the year then ended is presented below:

		Weighted Avg.
		Grant Date
	RSUs	Fair Value
Total outstanding, December 31, 2013	629,121	$12.22
Granted to employees	99,622	$17.52
Vested	(199,826)	$12.18
Forfeited	(31,748)	$12.85
TruGreen conversions	(63,663)	$14.14
Total outstanding, December 31, 2014	433,506	$13.12

During the years ended December 31, 2014, 2013 and 2012, the Company recognized stock-based compensation expense of $8 million ($5 million, net of tax), $4 million ($3 million, net of tax) and $7 million ($4 million, net of tax), respectively. As of December 31, 2014, there was $17 million of total unrecognized compensation costs related to non-vested stock options and RSUs granted by Holdings under the MSIP and Omnibus Incentive Plan. These remaining costs are expected to be recognized over a weighted-average period of 2.68 years.

In 2012, Holdings modified options held by certain executive officers of SvM. These modifications resulted in $1 million in additional stock compensation expense, which was recorded during 2012. There were no stock option modifications in 2014 and 2013.

TruGreen Spin-Off

In connection with the TruGreen Spin-off, on January 14, 2014, the Company distributed all of New TruGreen’s common stock to Holdings’ stockholders. Following the distribution, the Company’s employees held equity incentive awards covering shares of New TruGreen common stock as well as equity incentive awards covering shares of Holding’ common stock, and employees who transferred to New TruGreen held equity incentive awards covering shares of Holdings’ common stock as well as equity incentive awards covering shares of New TruGreen common stock.

To align the interests of the Company’s continuing employees and the interests of New TruGreen’s employees with their respective employers, on February 14, 2014, the Company and New TruGreen extended offers to each other’s employees to allow them to tender their equity awards covering shares of their non-employing entity to the respective issuer and subsequently to apply the proceeds of any such tendered equity awards to subscribe for equity awards in their respective employers at the then-current fair market value ($12.00, in the case of our common stock, and $3.75, in the case of New TruGreen common stock). As a result of this program, on March 18, 2014, the Company accepted tenders of 199,075 shares of Holdings’ common stock and DSUs from New TruGreen employees and issued 237,762 shares of Holdings’ common stock and DSUs to the Company’s continuing employees. Additionally, 63,663 RSUs were converted under this program.

In connection with the TruGreen Spin-off, the Company adjusted the exercise price of options held by the Company’s employees to reflect the fair market value of our common stock after giving effect to the TruGreen Spin-off by multiplying the exercise price of such options immediately prior to the TruGreen Spin-off by a fraction, the numerator of which was the fair market value of a share of our common stock immediately following the TruGreen Spin-off ($12.00 per share) and the denominator of which was the fair market value of a share of Holdings’ common stock immediately prior to the TruGreen Spin-off ($15.75 per share), or the “Option Conversion Ratio.”

To allow the Company’s employees to retain the intrinsic value of their stock options prior to the TruGreen Spin-off, the Company also adjusted the number of shares underlying the options of such employees. The number of shares underlying the options was adjusted by dividing the number of shares underlying the options held by each employee by the Option Conversion Ratio. The Company refers to these adjustments collectively as the “Option Conversion.” The change in the number of shares underlying options and the adjustment of the exercise price pursuant to the Option Conversion represent modifications to Holdings’ share based compensation awards. As a result of the Option Conversion the Company compared the fair value of the awards following the TruGreen Spin-off with the fair value of the original awards. The comparison did not yield incremental value. Accordingly, the Company did not record any incremental compensation expense as a result of the Option Conversion.

Note 18. Fair Value Measurements

The period-end carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net of tax as a component of accumulated other comprehensive income (loss) on the Consolidated Statements of Financial Position, or, for certain unrealized losses, reported in interest and net investment income in the Consolidated Statements of Operations and Comprehensive Income (Loss) if the decline in value is other than temporary. The carrying amount of total debt was $3,057 million and $3,906 million and the estimated fair value was $3,102 million and $3,906 million as of December 31, 2014 and December 31, 2013, respectively. The fair value of the Company’s debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of December 31, 2014 and 2013.

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

The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of years ended December 31, 2014 and 2013.

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2014:
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$8	$8	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	99	53	45	—
Total financial assets		$107	$62	$45	$—
Financial Liabilities:
Fuel swap contracts:
Current	Other accrued liabilities	$6	$—	$—	$6
Interest rate swap contracts	Other long-term liabilities	4	—	4	—
Total financial liabilities		$10	$—	$4	$6
As of December 31, 2013:
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$12	$12	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	136	61	75	—
Fuel swap contracts:
Current	Prepaid expenses and other assets	1	—	—	1
Total financial assets		$150	$73	$75	$1
A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

Fuel Swap
Contract
Assets
(In millions)	(Liabilities)
Balance as of December 31, 2012	$2
Total gains (losses) (realized and unrealized)
Included in earnings	1
Included in accumulated other comprehensive income	(1)
Settlements, net	(1)
Balance as of December 31, 2013	1
Total (losses) gains (realized and unrealized)
Included in earnings	(1)
Included in accumulated other comprehensive income	(7)
Settlements, net	1
Balance as of December 31, 2014	$(6)

The following tables present information relating to the significant unobservable inputs of our Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of December 31, 2014:
Fuel swap contracts	$(6)	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.06 - $2.71	$2.39

As of December 31, 2013:
Fuel swap contracts	$1	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$3.20 - $3.87	$3.60

___________________________________

(1)	Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

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

The Company has historically hedged a significant portion of its annual fuel consumption. The Company has also historically hedged the interest payments on a portion of its variable rate debt through the use of interest rate swap agreements. All of the Company’s fuel swap contracts and interest rate swap contracts are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the consolidated statements of financial position as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in accumulated other comprehensive income (loss). Any change in the fair value of the hedging instrument resulting from ineffectiveness, as defined by accounting standards, is recognized in current period earnings. Cash flows related to fuel and interest rate derivatives are classified as operating activities in the consolidated statements of cash flows, other than cash flows related to one amended interest rate swap which are classified as financing activities.

The effect of derivative instruments on consolidated statements of operations and comprehensive income (loss) and accumulated other comprehensive income (loss) on the consolidated statements of financial position is presented as follows:

		Effective Portion
	Effective Portion	of Gain (Loss)
	of Gain (Loss)	Reclassified from
	Recognized in	Accumulated Other
(In millions)	Accumulated Other	Comprehensive
Derivatives designated as Cash Flow	Comprehensive	Income
Hedge Relationships	Income	Into Earnings	Location of Gain (Loss) included in Earnings
Year Ended December 31, 2014:
Fuel swap contracts	$(7)	$(1)	Cost of services rendered and products sold
Interest rate swap contracts	$(4)	$(1)	Interest expense
Year Ended December 31, 2013:
Fuel swap contracts	$(1)	$1	Cost of services rendered and products sold
Interest rate swap contracts	$5	$(5)	Interest expense

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the 12 months ended December 31, 2014. As of December 31, 2014, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $22 million, maturing through 2015. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of December 31, 2014, the Company had posted $5 million in letters of credit as collateral under its fuel hedging program, which was posted under the Company’s Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income (loss). These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income (loss) expected to be recognized in earnings is a loss of $6 million, net of tax, as of December 31, 2014. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

Note 19. Earnings Per Share

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

A reconciliation of the amounts included in the computation of basic earnings (loss) per share from continuing operations and diluted earnings (loss) per share from continuing operations is as follows:

	Year Ended December 31,
(In millions, except per share data)	2014	2013	2012
Income (loss) from continuing operations	$43	$42	$(18)
Weighted average common shares outstanding	112.8	91.6	91.9
Effect of dilutive securities:(1)
RSUs	0.1	0.1	—
Stock options(2)	0.8	0.5	—
Weighted average common shares outstanding - assuming dilution	113.8	92.2	91.9
Basic earnings (loss) per share from continuing operations	$0.38	$0.46	$(0.20)
Diluted earnings (loss) per share from continuing operations	$0.38	$0.46	$(0.20)

___________________________________

(1)

Securities are not included in the table in periods when antidilutive. For the year ended December 31, 2012, weighted average potentially dilutive shares from RSUs of 0.2 million and weighted average potentially dilutive shares from stock options of 1.5 million with a weighted average exercise price per share of $15.24 were excluded from the diluted earnings (loss) per share calculation due to the antidilutive effect such shares would have on net loss per common share. There were no antidilutive securities for the years ended December 31, 2014 and 2013.

(2)

Options to purchase 0.1 million, 1.4 million, and 0.7 million shares for the years ended December 31, 2014, 2013 and 2012 respectively, were not included in the diluted earnings (loss) per share calculation because either their exercise price or proceeds per share exceeded the average market price of the Company’s common stock for each respective reporting date.

On June 25, 2014, Holdings’ registration statement on Form S-1 was declared effective by the SEC for an initial public offering of its common stock, and, on July 1, 2014, Holdings completed the offering of 41,285,000 shares of its common stock. For further details, see Note 1.

Note 20. Condensed Consolidating Financial Statements of The ServiceMaster Company, LLC and Subsidiaries

The following condensed consolidating financial statements of SvM and its subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from SvM’s financial information on the same basis of accounting as the consolidated financial statements. Goodwill and other intangible assets have been allocated to all of SvM’s subsidiaries based on management’s estimates. ServiceMaster Global Holdings, Inc. is not an obligor, nor guarantor, to the 8% 2020 Notes and the 7% 2020 Notes (collectively, the “2020 Notes”) or the Credit Facilities.

The payment obligations of SvM under the 2020 Notes are jointly and severally guaranteed on a senior unsecured basis by the Guarantors. Each of the Guarantors is wholly owned, directly or indirectly, by SvM, and all guarantees are full and unconditional. The Non-Guarantors do not guarantee the 2020 Notes. A Guarantor will be released from its obligations under its guarantee under certain customary circumstances, including, (i) the sale or disposition of the Guarantor, (ii) the release of the Guarantor from all of its obligations under all guarantees related to any indebtedness of SvM, (iii) the merger or consolidation of the Guarantor as specified in the indenture governing the 2020 Notes, (iv) the Guarantor becomes an unrestricted subsidiary under the indenture governing the 2020 Notes, (v) the defeasance of SvM’s obligations under the indenture governing the 2020 Notes or (vi) the payment in full of the principal amount of the 2020 Notes.

Effective July 1, 2014, commensurate with entering the Term Loan Facility, SvM began recording interest expense at the Guarantors pursuant to the Term Loan Facility and the 2020 Notes. For the year ended December 31, 2014, interest expense recorded by the Guarantors related to these debt instruments was $74 million.

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income

For the Year Ended December 31, 2014

(In millions)

	Parent		Non-		SvM
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$1,566	$949	$(58)	$2,457
Cost of services rendered and products sold	—	901	453	(56)	1,298
Selling and administrative expenses	5	318	344	(1)	666
Amortization expense	—	46	6	—	52
Consulting agreement termination fees	21	—	—	—	21
Impairment of software and other related costs	—	—	47	—	47
Restructuring charges	—	4	6	—	11
Interest expense	137	80	1	—	219
Interest and net investment loss (income)	6	—	(13)	(1)	(8)
Loss on extinguishment of debt	65	—	—	—	65
(Loss) Income from Continuing Operations before Income Taxes	(235)	217	104	—	85
(Benefit) Provision for income taxes	(85)	52	74	—	41
(Loss) Income from Continuing Operations	(150)	164	30	—	44
(Loss) income from discontinued operations, net of income taxes	(12)	62	(150)	—	(100)
Equity in earnings of subsidiaries (net of tax)	106	(131)	—	24	—
Net (Loss) Income	$(56)	$96	$(120)	$24	$(56)
Total Comprehensive (Loss) Income	$(69)	$94	$(126)	$32	$(69)

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Loss

For the Year Ended December 31, 2013

(In millions)

	Parent		Non-		SvM
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$1,506	$852	$(65)	$2,293
Cost of services rendered and products sold	—	899	385	(64)	1,220
Selling and administrative expenses	8	302	381	—	691
Amortization expense	—	48	3	—	51
Restructuring charges	—	3	4	—	6
Interest expense	111	113	23	—	247
Interest and net investment (income) loss	(1)	4	(11)	(1)	(8)
(Loss) Income from Continuing Operations before Income Taxes	(118)	137	68	—	87
(Benefit) Provision for income taxes	(35)	(6)	85	—	43
(Loss) Income from Continuing Operations	(83)	143	(17)	—	43
(Loss) income from discontinued operations, net of income taxes	(16)	163	(696)	—	(549)
Equity in earnings of subsidiaries (net of tax)	(407)	(713)	—	1,120	—
Net Loss	$(506)	$(407)	$(713)	$1,120	$(506)
Total Comprehensive Loss	$(506)	$(407)	$(716)	$1,123	$(506)

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Loss

For the Year Ended December 31, 2012

(In millions)

	Parent		Non-		SvM
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$1,451	$821	$(58)	$2,214
Cost of services rendered and products sold	—	862	390	(57)	1,196
Selling and administrative expenses	8	289	381	—	677
Amortization expense	—	56	2	—	58
Restructuring charges	—	5	10	—	15
Interest expense	155	85	6	—	245
Interest and net investment loss (income)	2	10	(19)	—	(7)
Loss on extinguishment of debt	55	—	—	—	55
(Loss) Income from Continuing Operations before Income Taxes	(220)	144	51	—	(25)
(Benefit) Provision for income taxes	(83)	2	73	—	(8)
(Loss) Income from Continuing Operations	(137)	142	(22)	—	(18)
(Loss) income from discontinued operations, net of income taxes	(23)	114	(787)	—	(696)
Equity in earnings of subsidiaries (net of tax)	(553)	(905)	—	1,458	—
Net Loss	$(714)	$(649)	$(809)	$1,458	$(714)
Total Comprehensive Loss	$(701)	$(648)	$(809)	$1,457	$(701)

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position

As of December 31, 2014

(In millions)

	Parent		Non-		SvM
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Assets:
Current Assets:
Cash and cash equivalents	$232	$7	$129	$—	$368
Marketable securities	—	—	19	—	19
Receivables	2	102	434	(97)	441
Inventories	—	40	2	—	42
Prepaid expenses and other assets	21	18	20	(15)	44
Deferred customer acquisition costs	—	18	16	—	35
Deferred taxes	65	33	—	—	97
Total Current Assets	319	218	620	(112)	1,045
Property and Equipment:
At cost	—	217	152	—	369
Less: accumulated depreciation	—	(135)	(98)	—	(233)
Net Property and Equipment	—	82	54	—	136
Other Assets:
Goodwill	—	1,664	405	—	2,069
Intangible assets, primarily trade names, service marks and trademarks, net	—	937	760	—	1,696
Notes receivable	6	—	26	(6)	26
Long-term marketable securities	8	—	80	—	88
Investments in and advances to subsidiaries	3,403	1,199	—	(4,602)	—
Other assets	37	20	3	(19)	41
Debt issuance costs	34	—	—	—	34
Total Assets	$3,807	$4,120	$1,947	$(4,740)	$5,135
Liabilities and Shareholder’s Equity:
Current Liabilities:
Accounts payable	$—	$42	$41	$—	$84
Accrued liabilities:
Payroll and related expenses	2	37	41	—	80
Self-insured claims and related expenses	6	26	60	—	92
Accrued interest payable	34	—	—	(1)	34
Other	7	18	41	(14)	51
Deferred revenue	—	98	415	—	514
Liabilities of discontinued operations	9	—	—	—	9
Current portion of long-term debt	114	21	2	(97)	39
Total Current Liabilities	172	242	600	(112)	902
Long-Term Debt	2,962	36	25	(6)	3,017
Other Long-Term Liabilities:
Deferred taxes	—	463	271	(19)	715
Intercompany payable	279	—	498	(777)	—
Other long-term obligations, primarily self-insured claims	31	22	84	—	138
Total Other Long-Term Liabilities	310	486	853	(796)	853
Shareholder’s Equity	362	3,356	469	(3,826)	362
Total Liabilities and Shareholder’s Equity	$3,807	$4,120	$1,947	$(4,740)	$5,135

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position

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

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2014

(In millions)

	Parent		Non-		SvM
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$401	$7	$68	$—	$476
Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(133)	364	144	(121)	253
Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(10)	(25)	—	(35)
Sale of equipment and other assets	—	1	1	—	2
Other business acquisitions, net of cash acquired	—	(12)	(46)	—	(58)
Notes receivable, financial investments and securities, net	—	—	35	—	35
Notes receivable from affiliate	14	—	—	—	14
Net Cash Provided from (Used for) Investing Activities from Continuing Operations	14	(21)	(35)	—	(42)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	1,825	—	—	—	1,825
Payments of debt	(2,676)	(19)	(3)	—	(2,698)
Discount paid on issuance of debt	(18)	—	—	—	(18)
Debt issuance costs paid	(24)	—	—	—	(24)
Contribution to TruGreen Holding Corporation	(35)	—	—	—	(35)
Contribution from Holdings	646	—	—	—	646
Shareholders’ dividends	—	(61)	(61)	121	—
Net intercompany advances	242	(264)	21	—	—
Net Cash Used for Financing Activities from Continuing Operations	(39)	(343)	(42)	121	(304)
Cash Flows from Discontinued Operations:
Cash used for operating activities	(10)	—	(1)	—	(11)
Cash used for investing activities	—	—	(2)	—	(2)
Cash used for financing activities	—	—	(3)	—	(3)
Net Cash Used for Discontinued Operations	(10)	—	(5)	—	(15)
Cash (Decrease) Increase During the Period	(169)	—	61	—	(108)
Cash and Cash Equivalents at End of Period	$232	$7	$129	$—	$368

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2013

(In millions)

	Parent		Non-		SvM
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$317	$7	$88	$—	$412
Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(10)	285	(13)	(51)	211
Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(13)	(26)	—	(39)
Sale of equipment and other assets	—	1	—	—	1
Other business acquisitions, net of cash acquired	—	(14)	(18)	—	(32)
Notes receivable, financial investments and securities, net	—	1	(1)	—	—
Notes receivable from affiliates	(14)	—	—	—	(14)
Net Cash Used for Investing Activities from Continuing Operations	(14)	(26)	(44)	—	(84)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	1	—	—	—	1
Payments of debt	(26)	(15)	(12)	—	(53)
Discount paid on issuance of debt	(12)	—	—	—	(12)
Debt issuance costs paid	(6)	—	—	—	(6)
Shareholders’ dividends	—	(25)	(25)	51	—
Net intercompany advances	167	(219)	51	—	—
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	124	(259)	14	51	(70)
Cash Flows from Discontinued Operations:
Cash (used for) provided from operating activities	(16)	—	56	—	39
Cash used for investing activities	—	—	(21)	—	(21)
Cash used for financing activities	—	—	(12)	—	(12)
Net Cash (Used for) Provided from Discontinued Operations	(16)	—	23	—	6
Cash Increase (Decrease) During the Period	84	—	(21)	—	64
Cash and Cash Equivalents at End of Period	$401	$7	$68	$—	$476

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2012

(In millions)

	Parent		Non-		SvM
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$232	$9	$80	$—	$321
Net Cash Provided from Operating Activities from Continuing Operations	396	464	—	(758)	102
Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(15)	(29)	—	(44)
Sale of equipment and other assets	—	—	—	—	—
Other business acquisitions, net of cash acquired	—	(35)	(5)	—	(40)
Notes receivable, financial investments and securities, net	—	—	(1)	—	(1)
Net Cash Used for Investing Activities from Continuing Operations	—	(50)	(35)	—	(85)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	1,350	—	—	—	1,350
Payments of debt	(1,314)	(10)	(2)	—	(1,326)
Debt issuance costs paid	(33)	—	—	—	(33)
Shareholders’ dividends	—	(516)	(133)	649	—
Net intercompany advances	(315)	108	207	—	—
Net Cash (Used for) Provided from Financing Activities from Continuing Operations	(312)	(417)	72	649	(9)
Cash Flows from Discontinued Operations:
Cash provided from operating activities	—	1	128	—	129
Cash used for investing activities	—	—	(37)	—	(37)
Cash used for financing activities	—	—	(118)	109	(9)
Net Cash Provided from (Used for) Discontinued Operations	—	1	(28)	109	83
Cash Increase (Decrease) During the Period	84	(1)	9	—	91
Cash and Cash Equivalents at End of Period	$317	$7	$88	$—	$412

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ServiceMaster Global Holdings, Inc.
Memphis, Tennessee

We have audited the internal control over financial reporting of ServiceMaster Global Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of The ServiceMaster Company, LLC
Memphis, Tennessee

We have audited the internal control over financial reporting of The ServiceMaster Company, LLC and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 2, 2015

Quarterly Operating Results (Unaudited)

Quarterly operating results for the last two years in operating revenue, gross profit, (loss) income from continuing operations, (loss) income from discontinued operations, net of income taxes, and net (loss) income are shown in the table below. As discussed in the "Advertising" section in the Significant Accounting Policies, on an interim basis, certain advertising costs are deferred and recognized approximately in proportion to revenue over the year and are not deferred beyond the calendar year-end. Full year results are not affected.

	2014
	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Holdings:
Operating Revenue	$533	$683	$664	$577	$2,457
Gross Profit	245	332	320	262	1,159
(Loss) Income from Continuing Operations(1)	(18)	42	(3)	22	43
Loss from Discontinued Operations, net of income taxes(2)	(95)	(2)	(1)	(2)	(100)
Net (Loss) Income(1)(2)	(113)	40	(4)	20	(57)
Basic (loss) earnings per share:
(Loss) Income from Continuing Operations	(0.20)	0.46	(0.02)	0.16	0.38
Loss from Discontinued Operations, net of income taxes	(1.03)	(0.02)	(0.01)	(0.01)	(0.88)
Net (Loss) Income	(1.23)	0.44	(0.03)	0.15	(0.50)
Diluted (loss) earnings per share:
(Loss) Income from Continuing Operations	(0.20)	0.46	(0.02)	0.16	0.38
Loss from Discontinued Operations, net of income taxes	(1.03)	(0.02)	(0.01)	(0.01)	(0.88)
Net (Loss) Income	(1.23)	0.44	(0.03)	0.15	(0.50)

SvM:
Operating Revenue	$533	$683	$664	$577	$2,457
Gross Profit	245	332	320	262	1,159
(Loss) Income from Continuing Operations(1)	(18)	43	(2)	22	44
Loss from Discontinued Operations, net of income taxes(2)	(95)	(2)	(1)	(2)	(100)
Net (Loss) Income(1)(2)	(113)	41	(3)	20	(56)

	2013
	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Holdings:
Operating Revenue	$514	$631	$615	$533	$2,293
Gross Profit	244	302	290	237	1,073
Income (Loss) from Continuing Operations(1)	6	15	23	(2)	42
(Loss) Income from Discontinued Operations, net of income taxes(2)	(30)	(525)	22	(16)	(549)
Net (Loss) Income(1)(2)	(24)	(510)	45	(18)	(507)
Basic earnings (loss) per share:
Income (Loss) from Continuing Operations	0.07	0.16	0.25	(0.02)	0.46
(Loss) Income from Discontinued Operations, net of income taxes	(0.32)	(5.73)	0.24	(0.18)	(6.00)
Net (Loss) Income	(0.25)	(5.57)	0.49	(0.20)	(5.53)
Diluted earnings (loss) per share:
Income (Loss) from Continuing Operations	0.07	0.16	0.25	(0.02)	0.46
Loss from Discontinued Operations, net of income taxes	(0.32)	(5.68)	0.24	(0.18)	(5.95)
Net (Loss) Income	(0.25)	(5.52)	0.49	(0.20)	(5.49)

SvM:
Operating Revenue	$514	$631	$615	$533	$2,293
Gross Profit	244	302	290	237	1,073
Income (Loss) from Continuing Operations(1)	6	15	24	(2)	43
(Loss) Income from Discontinued Operations, net of income taxes(2)	(29)	(525)	22	(16)	(549)
Net (Loss) Income(1)(2)	(23)	(510)	46	(18)	(506)

___________________________________

(1)

The results include restructuring charges primarily related to a branch optimization project at Terminix, a reorganization of leadership at Franchise Services Group and an initiative to enhance capabilities and reduce costs in our headquarters functions. The table below summarizes the pre-tax and after-tax restructuring charges, by quarter, for 2014 and 2013.

	2014
	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Year
Pre-tax	$5	$1	$1	$4	$11
After-tax	$3	$1	$1	$2	$7

	2013
	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Year
Pre-tax	$3	$—	$1	$2	$6
After-tax	$2	$—	$—	$1	$4

The results for the first quarter of 2014 include a  $48 million ($29 million, net of tax) non-cash impairment charge relating to American Home Shield’s decision to abandon its efforts to deploy a new operating system. The results for the second quarter of 2015 include a reduction of this impairment charge of $1 million ($1 million, net of tax).

The results for the third quarter of 2014 include a charge of $21 million ($13 million, net of tax) for consulting agreement termination fees paid to the Equity Sponsors in connection with the completion of Holdings’ initial public offering.  The results for the third quarter of 2014 also include $65 million ($41 million, net of tax) loss on extinguishment of debt related to the partial redemption of the 8% 2020 Notes and 7% 2020 Notes and the repayment of the Old Term Facilities.

(2)

The results for the first quarter of 2014 include pre-tax non-cash impairment charges of $139 million ($84 million, net of tax) to reduce the carrying value of the TruGreen trade name.  The results for the second quarter of 2013 include pre-tax non-cash impairment charges of $673 million ($521 million, net of tax) to reduce the carrying value of TruGreen's goodwill and the TruGreen trade name.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

ServiceMaster Global Holdings, Inc.

Holdings’ CEO, Robert J. Gillette, and Holdings’ Senior Vice President and CFO, Alan J. M. Haughie, have evaluated Holdings’ disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Gillette and Haughie have concluded that both the design and operation of Holdings’ disclosure controls and procedures were effective as of December 31, 2014.

The ServiceMaster Company, LLC

SvM’s CEO, Robert J. Gillette, and SvM’s Senior Vice President and CFO, Alan J. M. Haughie, have evaluated SvM’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Gillette and Haughie have concluded that both the design and operation of SvM’s disclosure controls and procedures were effective as of December 31, 2014.

Changes in internal control over financial reporting

No changes in Holdings’ or SvM’s internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the fourth quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, Holdings’ or SvM’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Holdings’ and SvM’s management are responsible for establishing and maintaining adequate internal controls over financial reporting. Holdings’ and SvM’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Holdings’ and SvM’s management assessed, under the supervision and with the participation of Holdings’ and SvM’s CEO, Robert J. Gillette, and Holdings’ and SvM’s Senior Vice President and CFO, Alan J.M. Haughie, the effectiveness of its internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2014, Holdings’ and SvM’s internal control over financial reporting is effective based on those criteria.

Although Holdings and SvM are not “large accelerated filers” or “accelerated filers” as those terms are defined by the SEC, and therefore not required to provide attestation reports from their independent registered public accounting firm, Holdings and SvM are voluntarily providing such report. Deloitte & Touche LLP, Holdings’ and SvM’s independent registered public accounting firm, has issued an attestation report on the effectiveness of Holdings’ and SvM’s internal control over financial reporting as of December 31, 2014. This attestation report is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION

Executive Compensation

We filed with the SEC a Registration Statement on Form S-1 (Registration No. 333-201640) (as amended, the “Registration Statement”), which became effective on February 4, 2015 (such time, the “Effective Time”), and filed the related prospectus (the “Prospectus”) on February 5, 2015.  The summary compensation table for the 2014 fiscal year that was included in the Registration Statement and Prospectus did not reflect the non-equity incentive plan compensation payable to our named executive officers (“NEOs”) under our 2014 Annual Bonus Plan because these amounts had not been determined as of the Effective Time.

On February 24, 2015, the Compensation Committee of our board of directors approved the non-equity incentive payments earned by our NEOs under our 2014 Annual Bonus Plan.  Pursuant to Item 5.02(f) of Form 8-K, the amount awarded to each of our NEOs and the amount of compensation that would have been reflected in the “Total” column of the summary compensation table had the amounts of these awards been determined prior to the Effective Time are as reflected below.

Name and Principal Position	Non-Equity Incentive Plan Compensation	Total
Robert J. Gillette, Chief Executive Officer	$1,287,000	$6,558,367
Alan J. Haughie, Chief Financial Officer	$451,000	$1,088,223
Mark J. Barry, Group President, American Home Shield & Franchise Services Group	$563,000	$3,484,442
Susan K. Hunsberger, Senior Vice President, Human Resources	$298,000	$2,488,247
William J. Derwin, President, Terminix	$380,000	$1,420,242

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item for Holdings will be set forth in Holdings' Proxy Statement for the 2015 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

SvM has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item for Holdings will be set forth in Holdings' Proxy Statement for the 2015 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

SvM has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item for Holdings will be set forth in Holdings' Proxy Statement for the 2015 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

SvM has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item for Holdings will be set forth in Holdings' Proxy Statement for the 2015 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

SvM has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the board of directors has selected Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2014.

The following table presents, for 2014 and 2013, fees for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements, audit-related services, tax services and all other services. In accordance with the SEC’s definitions and rules, “audit fees” are fees we paid Deloitte & Touche LLP for professional services for the audit of our Consolidated Financial Statements included in our Annual Report on Form 10-K, review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any products and services provided by Deloitte & Touche LLP not included in the first three categories.

	2014	2013
Audit Fees(1)	$3,526,000	$3,267,872
Audit-Related Fees(2)	117,854	1,797,000
Tax Fees(3)	329,162	790,402
All Other Fees(4)	—	549,000

___________________________________

(1)

Audit fees include fees related to the audits of Holdings and SvM and other services associated with regulatory filings as well as other fees associated with audits of certain subsidiaries of Holdings.

(2)	For 2013, principally represents fees paid in connection with the TruGreen Spin-Off.
(3)

For 2014 and 2013, includes services rendered in connection with tax planning, compliance and tax return preparation fees. For 2013, these fees also include services rendered in connection with the TruGreen Spin-Off.

(4)	Principally represents fees paid in connection with a consulting project at American Home Shield in 2013.

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee charter provides that the Audit Committee of the board of directors has the sole authority and responsibility to pre-approve all audit services, audit-related tax services and other permitted services to be performed for the Company by its independent auditors and the related fees. Pursuant to its charter and in compliance with rules of the SEC and Public Company Accounting Oversight Board (“PCAOB”), the Audit Committee has established a pre-approval policy that requires the pre-approval of all services to be performed by the independent auditors. The independent auditors may be considered for other services not specifically approved as audit services or audit-related services and tax services so long as the services are not prohibited by SEC or PCAOB rules and would not otherwise impair the independence of the independent auditor.

All of the services performed by Deloitte & Touche LLP during the year ended December 31, 2014 and 2013 were approved in advance by the Audit Committee pursuant to the pre-approval policy.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Schedules and Exhibits.
1.	Financial Statements
2.	Financial Statements Schedules

The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8 of this Annual Report on Form 10-K:

Schedule I—ServiceMaster Global Holdings, Inc. (Parent) Condensed Financial Information	110
Schedule II—Valuation and Qualifying Accounts	114 114

3.     Exhibits                                                                                                                                                                                 115

The exhibits filed with this report are listed on the Exhibit Index. Entries marked by the symbol # next to the exhibit’s number identify management compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, ServiceMaster Global Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICEMASTER GLOBAL HOLDINGS, INC.

Date: March 2, 2015	By:	/s/ Robert J. Gillette
		Name:	Robert J. Gillette
		Title:	Chief Executive Officer

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, The ServiceMaster Company, LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SERVICEMASTER COMPANY, LLC.

Date: March 2, 2015	By:	/s/ Robert J. Gillette
		Name:	Robert J. Gillette
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Date: March 2, 2015	By:	/s/ John Krenicki, Jr..
		Name:	John Krenicki, Jr.
		Title:	Director, Chairman of the Board of Holdings

Date: March 2, 2015	By:	/s/ Robert J. Gillette
		Name:	Robert J. Gillette
		Title:	Chief Executive Officer and Director of Holdings (Principal Executive Officer)

Date: March 2, 2015	By:	/s/ Alan J. M. Haughie
		Name:	Alan J. M. Haughie
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 2, 2015	By:	/s/ John P. Mullen
		Name:	John P. Mullen
		Title:	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: March 2, 2015	By:	/s/ Richard P. Fox
		Name:	Richard P. Fox
		Title:	Director of Holdings

Date: March 2, 2015	By:	/s/ Darren M. Friedman
		Name:	Darren M. Friedman
		Title:	Director of Holdings

Date: March 2, 2015	By:	/s/ Sarah Kim
		Name:	Sarah Kim
		Title:	Director of Holdings and SvM

Date: March 2, 2015	By:	/s/ Stephen J. sedita
		Name:	Stephen J. Sedita
		Title:	Director of Holdings

Date: March 2, 2015	By:	/s/ David H. Wasserman
		Name:	David H. Wasserman
		Title:	Director of Holdings and SvM

SCHEDULE I

SERVICEMASTER GLOBAL HOLDINGS, INC. (“Holdings”) (PARENT COMPANY ONLY)

THE SERVICEMASTER COMPANY, LLC (“SvM”) (PARENT COMPANY ONLY)

Condensed Statements of Income

(In millions)

	Holdings			SvM
	Year ended December 31,			Year ended December 31,
	2014	2013	2012	2014	2013	2012
Revenue	$—	$—	$—	$—	$—	$—
Selling and administrative expenses	1	1	1	5	8	8
Consulting agreement termination fees	—	—	—	21	—	—
Interest expense	—	—	—	137	111	155
Interest and net investment loss (income)	—	—	—	6	(1)	2
Loss on extinguishment of debt	—	—	—	65	—	55
Loss from Continuing Operations before Income Taxes	(2)	(1)	(1)	(235)	(118)	(220)
Benefit for income taxes	(1)	—	—	(85)	(35)	(83)
Loss from Continuing Operations	(1)	(1)	—	(150)	(83)	(137)
Loss from discontinued operations, net of income taxes	—	—	—	(12)	(16)	(23)
Equity in earnings of subsidiaries (net of tax)	(56)	(506)	(714)	106	(407)	(553)
Net Loss	$(57)	$(507)	$(714)	$(56)	$(506)	$(714)
Total Comprehensive Loss	$(70)	$(507)	$(701)	$(69)	$(506)	$(701)

SERVICEMASTER GLOBAL HOLDINGS, INC. (“Holdings”) (PARENT COMPANY ONLY)

THE SERVICEMASTER COMPANY, LLC (“SvM”) (PARENT COMPANY ONLY)

Condensed Balance Sheets

(In millions)

	Holdings		SvM
	As of December 31,		As of December 31,
	2014	2013	2014	2013
Assets:
Current Assets:
Cash and cash equivalents	$21	$8	$232	$401
Receivables	—	—	2	2
Prepaid expenses and other assets	—	—	21	—
Deferred taxes	(22)	—	65	38
Total Current Assets	—	8	319	441
Other Assets:
Notes receivable from subsidiaries	—	—	6	2,016
Long-term marketable securities	—	—	8	13
Investments in and advances to subsidiaries	362	52	3,403	1,868
Other assets	—	—	37	33
Debt issuance costs	—	—	34	41
Assets of discontinued operations	—	—	—	3
Total Assets	$362	$61	$3,807	$4,415
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$—	$—	$—	$2
Accrued liabilities:
Payroll and related expenses	2	—	2	2
Self-insured claims and related expenses	—	—	6	—
Accrued interest payable	—	—	34	52
Other	—	—	7	7
Liabilities of discontinued operations	—	—	9	—
Current portion of long-term debt	—	—	114	127
Total Current Liabilities	2	—	172	190
Long-Term Debt	—	14	2,962	3,812
Other Long-Term Liabilities:
Deferred taxes	1	23	—	—
Intercompany payable	—	—	279	341
Liabilities of discontinued operations	—	—	—	3
Other long-term obligations, primarily self-insured claims	—	—	31	17
Total Other Long-Term Liabilities	1	23	310	361
Shareholders' Equity	359	23	362	52
Total Liabilities and Shareholders' Equity	$362	$61	$3,807	$4,415

SERVICEMASTER GLOBAL HOLDINGS, INC. (“Holdings”) (PARENT COMPANY ONLY)

THE SERVICEMASTER COMPANY, LLC (“SvM”) (PARENT COMPANY ONLY)

Condensed Statements of Cash Flows

(In millions)

	Holdings			SvM
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Cash and Cash Equivalents at Beginning of Period	$8	$6	$10	$401	$317	$232
Net Cash (Used for) Provided from Operating Activities from Continuing Operations	—	(3)	1	(133)	(10)	396
Cash Flows from Investing Activities from Continuing Operations:
Notes receivable from affiliate	—	—	—	14	(14)	—
Net Cash Provided from (Used for) Investing Activities from Continuing Operations	—	—	—	14	(14)	—
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	2	14	—	1,825	1	1,350
Payments of debt	(16)	—	—	(2,676)	(26)	(1,314)
Discount paid on issuance of debt	—	—	—	(18)	(12)	—
Debt issuance costs paid	—	—	—	(24)	(6)	(33)
Contribution to TruGreen Holding Corporation	—	—	—	(35)	—	—
Contribution (to SvM) from Holdings	(646)	—	—	646	—	—
Repurchase of common stock and RSU vesting	(6)	(16)	(11)	—	—	—
Issuance of common stock	679	8	6	—	—	—
Net intercompany advances	—	—	—	242	167	(315)
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	13	5	(5)	(39)	124	(312)
Cash Flows from Discontinued Operations:
Cash used for operating activities	—	—	—	(10)	(16)	—
Net Cash Used for Discontinued Operations	—	—	—	(10)	(16)	—
Cash Increase (Decrease) During the Period	13	2	(4)	(169)	84	84
Cash and Cash Equivalents at End of Period	$21	$8	$6	$232	$401	$317

Notes to Condensed Parent Company Only Financial Statements

1. Basis of Presentation

The condensed financial statements of ServiceMaster Global Holdings, Inc. (‘‘Holdings’’) and The ServiceMaster Company, LLC (“SvM”) (together, the “Parent Companies”) are required as a result of the restricted net assets of the Parent Companies’ consolidated subsidiaries exceeding 25% of the Parent Companies’ consolidated net assets as of December 31, 2014. All consolidated subsidiaries of the Parent Companies are wholly owned. The primary source of income for the Parent Companies is equity in their subsidiaries’ earnings.

Pursuant to rules and regulations of the SEC, the unconsolidated condensed financial statements of the Parent Companies do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP. Therefore, these condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report on Form 10-K.

The Parent Companies have accounted for their subsidiaries under the equity method in the unconsolidated condensed financial statements.

2. Commitments, Contingencies and Dividends

The Parent Companies and their subsidiaries are parties to environmental and other legal matters. For further discussion of commitments, guarantees and contingencies, see Note 9 to the consolidated financial statements of ServiceMaster Global Holdings, Inc. and The ServiceMaster Company, LLC included in this Annual Report on Form 10-K.

For the years ended December 31, 2014, 2013 and 2012, SvM received cash dividends from its wholly owned subsidiaries of $61 million, $25 million and $516 million, respectively.

3. Long-Term Debt

On April 19, 2013, Holdings entered into a revolving promissory note with SvM with a maximum borrowing capacity of $25 million that was scheduled to mature on April 18, 2018. Amounts outstanding under this agreement bore interest at the rate of five percent per annum. As of December 31, 2013, Holdings had borrowed $14 million under this note. The funds borrowed under this note were used by Holdings to repurchase shares of its common stock from associates who have left SvM. On July 1, 2014, Holdings used a portion of the proceeds from the initial public offering to repay this inter-company loan. As a result of this repayment, Holdings did not have a balance outstanding under this note as of December 31, 2014.

Long-term debt at SvM is summarized in the following table:

	As of December 31,
(In millions)	2014	2013
Senior secured term loan facility maturing in 2017 (Tranche B)	$—	$991
Senior secured term loan facility maturing in 2017 (Tranche C)(1)	—	1,198
Senior secured term loan facility maturing in 2021(2)	1,803	—
7.00% senior notes maturing in 2020	488	750
8.00% senior notes maturing in 2020(3)	391	602
Revolving credit facility maturing in 2019	—	—
7.10% notes maturing in 2018(4)	73	71
7.45% notes maturing in 2027(4)	161	159
7.25% notes maturing in 2038(4)	64	63
Notes payable to subsidiaries	96	104
Less current portion	(114)	(127)
Total long-term debt	$2,962	$3,812

___________________________________

(1)	As of December 31, 2013, presented net of $10 million in unamortized original issue discount paid as part of the 2013 amendment to the Old Term Facilities.
(2)	As of December 31, 2014, presented net of $17 million in unamortized original issue discount paid as part of the Term Loan Facility.
(3)	As of December 31, 2014 and 2013, includes $1 million and $2 million, respectively, in unamortized premium received on the sale of $100 million aggregate principal amount of such notes.
(4)

As of December 31, 2014 and 2013, collectively presented net of $59 million and $64 million, respectively, of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

The key provisions of SvM’s long-term debt agreements are disclosed in Note 12 to the Consolidated Financial Statements.  As of December 31, 2014, future scheduled long-term debt payments are $114 million, $18 million, $18 million, $98 million and $18 million for the years ended December 31, 2015, 2016, 2017, 2018 and 2019, respectively.

SCHEDULE II

SERVICEMASTER GLOBAL HOLDINGS, INC.

Valuation and Qualifying Accounts

(In millions)

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(1)	Period
As of and for the year ending December 31, 2014:
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$22	$34	$34	$22
Notes receivable	4	—	1	3
Income tax valuation allowance	7	1	1	7
As of and for the year ending December 31, 2013:
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$20	$36	$34	$22
Notes receivable	3	1	—	4
Income tax valuation allowance	6	2	—	7
As of and for the year ending December 31, 2012:
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$16	$35	$31	$20
Notes receivable	2	1	—	3
Income tax valuation allowance	6	—	—	6

___________________________________

(1)

Deductions in the allowance for doubtful accounts for accounts and notes receivable reflect write-offs of uncollectible accounts. Deductions for the income tax valuation allowance in 2014 are primarily attributable to the reduction of net operating loss carryforwards related to their expiration. Deductions for the income tax valuation allowance in 2013 are primarily attributable to the reduction of net operating loss carryforwards related to their expiration. Deductions for the income tax valuation allowance in 2012 are primarily attributable to the reduction of net operating loss carryforwards related to the dissolution of certain subsidiaries.

EXHIBIT INDEX

2.1

Agreement and Plan of Merger, dated as of December 31, 2013, by and between The ServiceMaster Company and The ServiceMaster Company, LLC, is incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of The ServiceMaster Company, LLC, filed January 17, 2014.

2.2

Separation and Distribution Agreement, dated as of January 14, 2014, by and among ServiceMaster Global Holdings, Inc., The ServiceMaster Company, TruGreen Holding Corporation and TruGreen Limited Partnership, is incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of The ServiceMaster Company, LLC, filed January 17, 2014.

2.3

Employee Matters Agreement, dated as of January 14, 2014, by and among ServiceMaster Global Holdings, Inc., The ServiceMaster Company, LLC, TruGreen Limited Partnership and TruGreen Holding Corporation, is incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K of The ServiceMaster Company, LLC, filed January 17, 2014.

2.4

Tax Matters Agreement, dated as of January 14, 2014, by and among ServiceMaster Global Holdings, Inc., The ServiceMaster Company, LLC, TruGreen Holding Corporation and TruGreen Limited Partnership, is incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K of The ServiceMaster Company, LLC, filed January 17, 2014.

2.5

Transition Services Agreement, dated as of January 14, 2014, by and between The ServiceMaster Company, LLC and TruGreen Limited Partnership, is incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K of The ServiceMaster Company, LLC, filed January 17, 2014.

3.1

Second Amended and Restated Certificate of Incorporation of ServiceMaster Global Holdings, Inc., is incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 of ServiceMaster Global Holdings, Inc., filed July 1, 2014.

3.2

Second Amended and Restated By-Laws of ServiceMaster Global Holdings, Inc., is incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-8 of ServiceMaster Global Holdings, Inc., filed July 1, 2014.

3.3

Certificate of Formation of The ServiceMaster Company, LLC, dated as of December 13, 2013, is incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of The ServiceMaster Company, LLC, filed January 17, 2014.

3.4

Limited Liability Company Agreement of The ServiceMaster Company, LLC, dated as of December 19, 2013, is incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of The ServiceMaster Company, LLC, filed January 17, 2014.

4.1

Indenture, dated as of August 15, 1997, between The ServiceMaster Company (as successor to ServiceMaster Limited Partnership and The ServiceMaster Company Limited Partnership) and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of The ServiceMaster Company, filed August 6, 1997.

4.2

First Supplemental Indenture dated as of August 15, 1997 between The ServiceMaster Company (as successor to ServiceMaster Limited Partnership and The ServiceMaster Company Limited Partnership) and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K for the year ended December 31, 1997 of The ServiceMaster Company, filed March 27, 1998.

4.3

Second Supplemental Indenture dated as of January 1, 1998 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 2 to the Current Report on Form 8-K of The ServiceMaster Company, filed February 26, 1998.

4.4

Third Supplemental Indenture dated as of March 2, 1998 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of the ServiceMaster Company, filed February 27, 1998.

4.5

Fourth Supplemental Indenture dated as of August 10, 1999 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 3 to the Current Report on Form 8-K filed of The ServiceMaster Company, filed August 16, 1999.

4.6

Fifth Supplemental Indenture, dated as of January 14, 2014, among The ServiceMaster Company, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to Harris Trust and Savings Bank), as Trustee is incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of The ServiceMaster Company, LLC, filed January 17, 2014.

4.7	Form of 7.45% Note due August 14, 2027 is incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 of The ServiceMaster Company, filed August 6, 1997.

4.8	Form of 7.10% Note due March 1, 2018 is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the ServiceMaster Company, filed February 27, 1998.
4.9	Form of 7.25% Note due March 1, 2038 is incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the ServiceMaster Company, filed February 27, 1998.
4.10

Indenture, dated as of February 13, 2012, among The ServiceMaster Company, the Subsidiary Guarantors named therein and Wilmington Trust, National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of The ServiceMaster Company, filed February 14, 2012.

4.11

First Supplemental Indenture, dated as of February 13, 2012, among The ServiceMaster Company, the Subsidiary Guarantors named therein and Wilmington Trust, National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of The ServiceMaster Company, filed February 14, 2012.

4.12

Second Supplemental Indenture, dated as of February 16, 2012, among The ServiceMaster Company, the Subsidiary Guarantors named therein and Wilmington Trust, National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of The ServiceMaster Company, filed February 16, 2012.

4.13

Third Supplemental Indenture, dated as of August 21, 2012, among The ServiceMaster Company, the Subsidiary Guarantors named therein and Wilmington Trust, National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of The ServiceMaster Company, filed August 21, 2012.

4.14

Fourth Supplemental Indenture, dated as January 14, 2014, among The ServiceMaster Company, LLC, the Subsidiary Guarantors named therein and Wilmington Trust, National Association, as Trustee is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of The ServiceMaster Company, LLC, filed January 17, 2014.

4.15

Fifth Supplemental Indenture, dated as January 14, 2014, among The ServiceMaster Company, LLC, the Subsidiary Guarantors named therein and Wilmington Trust, National Association, as Trustee is incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of The ServiceMaster Company, LLC, filed January 17, 2014.

4.16	Form of 8% Senior Note maturing in 2020 is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of The ServiceMaster Company, filed February 14, 2012.
4.17	Form of 7% Senior Note maturing in 2020 is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of The ServiceMaster Company, filed February 14, 2012.
4.18	Form of Common Stock Certificate is incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-1 of ServiceMaster Global Holdings, Inc., filed June 19, 2014.
10.1

Credit Agreement, dated as of July 1, 2014, among The ServiceMaster Company, LLC, the several banks and other financial institutions from time to time party thereto, JPMorgan Chase Bank, as administrative agent and collateral agent for the lenders party thereto, and the other parties thereto, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc. and the ServiceMaster Company, LLC filed July 2, 2014.

10.2

Guarantee and Collateral Agreement, dated as of July 1, 2014 among The ServiceMaster Company, LLC, the Guarantors named therein, in favor of JPMorgan Chase Bank, as administrative agent and collateral agent for the banks and other financial institutions from time to time parties to the Credit Agreement, is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc. and the ServiceMaster Company, LLC filed July 2, 2014.

10.3

Term Loan Credit Agreement, dated as of July 24, 2007, among CDRSVM Acquisition Co., Inc., certain other Loan Parties (as defined therein), the lenders party thereto, and Citibank, N.A., as administrative agent (in such capacity, the “Term Loan Administrative Agent”) and collateral agent (in such capacity, the “Term Loan Collateral Agent”) and letter of credit facility issuing bank and JPMorgan Chase Bank, N.A., as syndication agent is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of The ServiceMaster Company, filed July 30, 2007.

10.4

Term Loan Assumption Agreement, dated as of July 24, 2007, between CDRSVM Acquisition Co., Inc. and The ServiceMaster Company is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of The ServiceMaster Company, filed July 30, 2007.

10.5

Term Loan Amendment Letter, dated as of July 30, 2007, among The ServiceMaster Company, the Commitment Letter Lenders and Joint Lead Arrangers (each as defined therein) parties thereto, and the other parties thereto is incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of The ServiceMaster Company, filed July 30, 2007.

10.6

Term Loan Supplemental Agreement, dated as of August 13, 2008, made by TruGreen Companies L.L.C. in favor of CitiBank, N.A. is incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1 of The ServiceMaster Company, filed October 22, 2008.

10.7

Amendment No. 1 to the Credit Agreement, dated as of August 22, 2012, among the The ServiceMaster Company, certain other loan parties, the lenders thereto and Citibank, N.A., as administrative agent and collateral agent and JPMorgan Chase Bank, N.A. as syndication agent, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of The ServiceMaster Company, filed August 22, 2012.

10.8

Amendment No. 2 to the Credit Agreement, dated as of February 22, 2013, among the The ServiceMaster Company, certain other loan parties, the lenders thereto and Citibank, N.A., as administrative agent and collateral agent is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of The ServiceMaster Company, filed February 25, 2013.

10.9

Term Loan Credit Agreement Joinder Agreement, dated as of January 14, 2014, among The ServiceMaster Company, The ServiceMaster Company, LLC, Citibank, N.A., as administrative agent, and the other parties thereto is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of The ServiceMaster Company, LLC, filed January 17, 2014.

10.10

Assumption Agreement, dated as of January 14, 2014, by SMCS Holdco, Inc. and SMCS Holdco II, Inc., in favor of Citibank, N.A., as administrative agent and collateral agent for the banks and other financial institutions from time to time parties to the Credit Agreement referred to therein and the other Secured Parties (as defined therein) is incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of The ServiceMaster Company, LLC, filed January 17, 2014.

10.11

Guarantee and Collateral Agreement, dated as of July 24, 2007, made by the Company and the other Granting Parties (as defined therein), in favor of the Term Loan Administrative Agent and the Term Loan Collateral Agent is incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of The ServiceMaster Company, filed July 30, 2007.

10.12

Security Agreement, dated as of July 24, 2007, made by The ServiceMaster Company and ServiceMaster Consumer Services Limited Partnership, in favor of the Term Loan Collateral Agent and Term Loan Administrative Agent is incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of The ServiceMaster Company, filed July 30, 2007.

10.13

Revolving Credit Agreement, dated as of July 24, 2007, among The ServiceMaster Company, certain other Loan Parties (as defined therein), the lenders party thereto, and Citibank, N.A., as administrative agent (in such capacity, the “Revolving Administrative Agent”), collateral agent (in such capacity, the “Revolving Collateral Agent”) and issuing bank and JPMorgan Chase Bank, N.A., as syndication agent is incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of The ServiceMaster Company, filed July 30, 2007.

10.14

Revolving Credit Supplemental Agreement, dated as of August 13, 2008, made by TruGreen Companies L.L.C. in favor of CitiBank, N.A. is incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1 of The ServiceMaster Company, filed October 22, 2008.

10.15

Amendment No. 1 to Revolving Credit Agreement, dated as of February 2, 2011, among The ServiceMaster Company, certain other loan parties, the lenders thereto and Citibank, N.A., as administrative agent and collateral agent, is incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2010 of The ServiceMaster Company, filed March 28, 2011.

10.16

Extension Amendment No. 1 to Revolving Credit Agreement, dated as of January 30, 2012, among The ServiceMaster Company, certain other loan parties, the lenders thereto and Citibank, N.A., as administrative agent and collateral agent, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of The ServiceMaster Company, filed February 14, 2012.

10.17

Increase Supplement, dated as of January 30, 2012, between JPMorgan Chase Bank, N.A., as increasing lender, and The ServiceMaster Company is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of The ServiceMaster Company, filed February 14, 2012.

10.18

Amendment No. 3 to Revolving Credit Agreement, dated November 27, 2013 and effective as of January 14, 2014, among The ServiceMaster Company, certain other loan parties, the lenders thereto and Citibank, N.A., as administrative agent and collateral agent, is incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2013 of The ServiceMaster Company, LLC, filed March 5, 2014.

10.19

Revolving Credit Agreement Joinder Agreement, dated as of January 14, 2014, among The ServiceMaster Company, The ServiceMaster Company, LLC, Citibank, N.A., as administrative agent, and the other parties thereto is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of The ServiceMaster Company, LLC, filed January 17, 2014.

10.20

Assumption Agreement, dated as of January 14, 2014, by SMCS Holdco, Inc. and SMCS Holdco II, Inc., in favor of Citibank, N.A., as administrative agent and collateral agent for the banks and other financial institutions from time to time parties to the Revolving Credit Agreement referred to therein and the other Secured Parties (as defined therein) is incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of The ServiceMaster Company, LLC, filed January 17, 2014.

10.21

Intercreditor Agreement, dated as of July 24, 2007, between the Revolving Administrative Agent and Revolving Collateral Agent and the Term Loan Administrative Agent and Term Loan Collateral Agent is incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of The ServiceMaster Company, filed July 30, 2007.

10.22

Guarantee and Collateral Agreement, dated as of July 24, 2007, made by The ServiceMaster Company and the other Granting Parties (as defined therein), in favor of the Revolving Collateral Agent and the Revolving Administrative Agent is incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of The ServiceMaster Company, filed July 30, 2007.

10.23

Security Agreement, dated as of July 24, 2007, made by The ServiceMaster Company and ServiceMaster Consumer Services Limited Partnership, in favor of the Revolving Collateral Agent and Revolving Administrative Agent is incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of The ServiceMaster Company, filed July 30, 2007.

10.24

Amended and Restated Consulting Agreement, dated as of November 23, 2009, among The ServiceMaster Company; ServiceMaster Global Holdings, Inc.; and Clayton, Dubilier & Rice, LLC is incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2009 of The ServiceMaster Company, filed March 30, 2010.

10.25

Form of Consulting Agreement entered into among The ServiceMaster Company; ServiceMaster Global Holdings, Inc.; Citigroup Alternative Investments LLC (assigned to StepStone Group LLC in 2010); BAS Capital Funding Corporation; and JPMorgan Chase is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 of The ServiceMaster Company, filed August 14, 2009.

10.26

Amendment to Consulting Agreement, dated December 22, 2011, by and among The ServiceMaster Company, ServiceMaster Global Holdings, Inc. and BAS Capital Funding Corporation is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of The ServiceMaster Company, filed December 23, 2011.

10.27

Amended and Restated Indemnification Agreement, dated as of November 23, 2009, among The ServiceMaster Company; ServiceMaster Global Holdings, Inc.; Clayton, Dubilier & Rice, Inc.; Clayton, Dubilier & Rice Fund VII, L.P.; Clayton, Dubilier & Rice Fund VII (Co-Investment), L.P.; CDR SVM Co-Investor L.P.; CD&R Parallel Fund VII, L.P.; Clayton, Dubilier & Rice, LLC; and Clayton, Dubilier & Rice Holdings, L.P is incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2009 of The ServiceMaster Company, filed March 30, 2010.

10.28

Amended and Restated Indemnification Agreement, dated as of March 19, 2010, among The ServiceMaster Company and ServiceMaster Global Holdings, Inc. and Banc of America Capital Investors V, L.P., BAS Capital Funding Corporation, BACSVM, L.P., Banc of America Strategic Investments Corporation, Banc of America Capital Management V, L.P., BACM I GP, LLC and BA Equity Co-Invest GP LLC is incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2009 of The ServiceMaster Company, filed March 30, 2010.

10.29

Amended and Restated Indemnification Agreement, dated as of March 19, 2010, among The ServiceMaster Company and ServiceMaster Global Holdings, Inc. and Citigroup Capital Partners II 2007 Citigroup Investment, L.P., Citigroup Capital Partners II Employee Master Fund, L.P., Citigroup Capital Partners II Onshore, L.P., Citigroup Capital Partners II Cayman Holdings, L.P., CPE Co-Investment (ServiceMaster) LLC and Citigroup Private Equity LP is incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2009 of The ServiceMaster Company, filed March 30, 2010.

10.30

Amended and Restated Indemnification Agreement, dated as of March 19, 2010, among The ServiceMaster Company and ServiceMaster Global Holdings, Inc. and JP Morgan Chase Funding, Inc. is incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2009 of The ServiceMaster Company, filed March 30, 2010.

10.31#

Employment Agreement, dated as of June 14, 2013, by and between Robert J. Gillette and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of The ServiceMaster Company, filed on June 18, 2013.

10.32#

Amendment No. 1 to Employment Agreement, dated as of August 13, 2013, by and between Robert J. Gillette and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 of the ServiceMaster Company, filed August 14, 2013.

10.33#

Amendment No. 2 to Employment Agreement, dated as of February 28, 2014, by and between Robert J. Gillette and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2013 of The ServiceMaster Company, LLC, filed March 5, 2014.

10.34#

Offer Letter, dated October 14, 2013, by and between William J. Derwin and The ServiceMaster Company is incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 31, 2013 of The ServiceMaster Company, LLC, filed March 5, 2014.

10.35#

Severance Agreement, dated as of August 26, 2013, by and between Alan J. M. Haughie and The ServiceMaster Company is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of The ServiceMaster Company, filed on August 29, 2013.

10.36#

Severance Agreement dated as of November 11, 2013, between The ServiceMaster Company and William J. Derwin is incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the year ended December 31, 2013 of The ServiceMaster Company, LLC, filed March 5, 2014.

10.37#

Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan, as amended as of October 25, 2012 (the “MSIP”), is incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of The ServiceMaster Company, filed October 26, 2012.

10.38#

Form of Employee Stock Subscription Agreement under the MSIP is incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2007 of The ServiceMaster Company, filed March 28, 2008.

10.39#

Form of Employee Stock Option Agreement under the MSIP is incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2007 of The ServiceMaster Company, filed March 28, 2008.

10.40#

Form of Employee Deferred Share Unit Agreement under the MSIP is incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2007 of The ServiceMaster Company, filed March 28, 2008.

10.41#

Form of Participation Agreement under the MSIP is incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2007 of The ServiceMaster Company, filed March 28, 2008.

10.42#

Form of Employee Stock Subscription Agreement under the MSIP related to stock option exercises is incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 of The ServiceMaster Company, filed May 13, 2010.

10.43#

Form of Employee Restricted Stock Unit Agreement under the MSIP is incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 of The ServiceMaster Company, filed November 15, 2010.

10.44#

Form of Employee Performance Restricted Stock Unit Agreement under the MSIP is incorporated by reference to Exhibit 10.44 of the Annual Report on Form 10-K for the year ended December 31, 2012 of The ServiceMaster Company, filed March 4, 2013.

10.45#

Form of Employee Stock Subscription Agreement for Robert J. Gillette is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of The ServiceMaster Company, filed on June 18, 2013.

10.46#

Form of Employee Restricted Stock Unit Agreement for Robert J. Gillette is incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of The ServiceMaster Company, filed on June 18, 2013.

10.47#	Form of Employee Stock Option Agreement for Robert J. Gillette is incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of The ServiceMaster Company, filed on June 18, 2013.
10.48#

Director Stock Subscription Agreement for John Krenicki, Jr. dated December 11, 2013 is incorporated by reference to Exhibit 10.59 to the Annual Report on Form 10-K for the year ended December 31, 2013 of The ServiceMaster Company, LLC, filed March 5, 2014.

10.49

Amended and Restated Registration Rights Agreement, dated as of June 26, 2014, among ServiceMaster Global Holdings, Inc. and the Stockholders party thereto is incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc. and the ServiceMaster Company, LLC filed July 2, 2014.

10.50

Second Amended and Restated Stockholders Agreement, dated as of June 26, 2014, among ServiceMaster Global Holdings, Inc. and the Stockholders party thereto is incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc. and the ServiceMaster Company, LLC filed July 2, 2014.

10.51

Amendment No. 2 to Consulting Agreement, dated as of March 21, 2014, among The ServiceMaster Company, LLC, ServiceMaster Global Holdings, Inc., BAS Capital Funding Corporation and Ridgemont Partners Management, LLC is incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 of The ServiceMaster Company, LLC, filed May 2, 2014.

10.52

Termination of Indemnification Agreement, dated as of March 21, 2014, by Banc of America Capital Investors V, L.P., BAS Capital Funding Corporation, BACSVM, L.P., Banc of America Strategic Investments Corporation, Banc of America Capital Management V, L.P., BACM I GP, LLC and BA Equity Co-Invest GP LLC is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 of The ServiceMaster Company, LLC, filed May 2, 2014.

10.53

Consulting Agreement, dated March 21, 2014, among The ServiceMaster Company, LLC, ServiceMaster Global Holdings, Inc. and Ridgemont Partners Management, LLC is incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 of The ServiceMaster Company, LLC, filed May 2, 2014.

10.54

Indemnification Agreement, dated as of March 21, 2014, among The ServiceMaster Company, LLC, ServiceMaster Global Holdings, Inc. and Ridgemont Partners Management, LLC is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 of The ServiceMaster Company, LLC, filed May 2, 2014.

10.55#

Employee Stock Option Agreement for Mark J. Barry, dated as of March 18, 2014 is incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 of The ServiceMaster Company, LLC, filed May 2, 2014.

10.56	Form of Director Indemnification Agreement is incorporated by reference to Exhibit 10.71 to the Registration Statement on Form S-1 of ServiceMaster Global Holdings, Inc., filed June 19, 2014.
10.56.1

Schedule of Signatories to a Director Indemnification Agreement is incorporated by reference to Exhibit 10.56.1 to the Registration Statement on Form S-1 of ServiceMaster Global Holdings, Inc., filed January 22, 2015.

10.57#

ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan is incorporated by reference to Exhibit 10.73 to the Registration Statement on Form S-1 of ServiceMaster Global Holdings, Inc., filed June 19, 2014.

10.58#

ServiceMaster Global Holdings, Inc. Executive Annual Bonus Plan is incorporated by reference to Exhibit 10.74 to the Registration Statement on Form S-1 of ServiceMaster Global Holdings, Inc., filed June 16, 2014.

10.59#	ServiceMaster Deferred Compensation Plan is incorporated by reference to Exhibit 10.75 to the Registration Statement on Form S-1 of ServiceMaster Global Holdings, Inc., filed June 16, 2014.
10.60#	Form of Director Restricted Stock Agreement is incorporated by reference to Exhibit 10.76 to the Registration Statement on Form S-1 of ServiceMaster Global Holdings, Inc., filed June 16, 2014.
10.61#

Form of Employee Stock Option Agreement under the ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan for awards made between July 1, 2014 and February 23, 2015 is incorporated by reference to Exhibit 10.77 to the Registration Statement on Form S-1 of ServiceMaster Global Holdings, Inc., filed June 16, 2014.

10.62#

Form of Employee Restricted Stock Unit Agreement under the ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan for awards made between July 1, 2014 and February 23, 2015 is incorporated by reference to Exhibit 10.78 to the Registration Statement on Form S-1 of ServiceMaster Global Holdings, Inc., filed June 16, 2014.

10.63#

ServiceMaster Global Holdings, Inc. Directors’ Deferred Compensation Plan is incorporated by reference to Exhibit 10.79 to the Registration Statement on Form S-1 of ServiceMaster Global Holdings, Inc., filed June 16, 2014.

10.64#

Form of Director Restricted Stock Agreement under the ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan is incorporated by reference to Exhibit 10.90 to the Registration Statement on Form S-1 of ServiceMaster Global Holdings, Inc., filed June 16, 2014.

10.65

Termination Agreement between ServiceMaster Global Holdings, Inc., The ServiceMaster Company, LLC and Clayton, Dubilier & Rice, LLC is incorporated by reference to Exhibit 10.81 to the Registration Statement on Form S-1 of ServiceMaster Global Holdings, Inc., filed June 19, 2014.

10.66

Termination Agreement between ServiceMaster Global Holdings, Inc., The ServiceMaster Company, LLC and StepStone Group LLC is incorporated by reference to Exhibit 10.82 to the Registration Statement on Form S-1 of ServiceMaster Global Holdings, Inc., filed June 19, 2014.

10.67

Termination Agreement between ServiceMaster Global Holdings, Inc., The ServiceMaster Company, LLC and JPMorgan Chase Funding, Inc. is incorporated by reference to Exhibit 10.83 to the Registration Statement on Form S-1 of ServiceMaster Global Holdings, Inc., filed June 19, 2014.

10.68

Termination Agreement between ServiceMaster Global Holdings, Inc., The ServiceMaster Company, LLC and Ridgemont Partners Management, LLC is incorporated by reference to Exhibit 10.84 to the Registration Statement on Form S-1 of ServiceMaster Global Holdings, Inc., filed June 19, 2014.

10.69#

Offer Letter, dated December 13, 2013, by and between Susan K. Hunsberger and The ServiceMaster Company is incorporated by reference to Exhibit 10.69 to the Registration Statement on Form S-1 of ServiceMaster Global Holdings, Inc., filed January 22, 2015.

10.70#*	Form of Employee Stock Option Agreement under the ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan for awards granted on and after February 24, 2015.
10.71#*	Form of Employee Restricted Stock Unit Agreement under the ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan for awards granted on and after February 24, 2015.
12*	Statement regarding Computation of Ratio of Earnings to Fixed Charges as of December 31, 2014.
21.1	List of Subsidiaries as of January 15, 2015 is incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 of ServiceMaster Global Holdings, Inc., filed January 22, 2015.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer of ServiceMaster Global Holdings, Inc. Pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of ServiceMaster Global Holdings, Inc. Pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Executive Officer of The ServiceMaster Company, LLC Pursuant to Rule 15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Chief Financial Officer of The ServiceMaster Company, LLC Pursuant to Rule 15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*

Certification of Chief Executive Officer of ServiceMaster Global Holdings, Inc. Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*

Certification of Chief Financial Officer of ServiceMaster Global Holdings, Inc. Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*

Certification of Chief Executive Officer of The ServiceMaster Company, LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*

Certification of Chief Financial Officer of The ServiceMaster Company, LLC Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Extension Presentation Linkbase

___________________________________

#Denotes management compensatory plans, contracts or arrangements.

*Filed herewith.