Form 10-Q
period 2015-03-31
SERVICEMASTER GLOBAL HOLDINGS INC; SERVICEMASTER CO, LLC
filed 2015-05-04
CIK 1428875, 1052045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

ServiceMaster Global Holdings, Inc.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
The ServiceMaster Company, LLC
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

ServiceMaster Global Holdings, Inc.	Yes ☐ No ☒
The ServiceMaster Company, LLC	Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of April 30, 2015:

ServiceMaster Global Holdings, Inc.	134,779,720 shares of common stock, par value $0.01 per share

The ServiceMaster Company, LLC is a privately held limited liability company, and its membership interests are not publicly traded. At April 30, 2015, all of the registrant’s membership interests were owned by CDRSVM Holding, LLC.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In millions, except per share data)

	Holdings		SvM
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenue	$571	$533	$571	$533
Cost of services rendered and products sold	303	288	303	288
Selling and administrative expenses	151	151	151	151
Amortization expense	12	13	12	13
Impairment of software and other related costs	—	48	—	48
Restructuring charges	2	5	2	5
Interest expense	46	61	46	61
Interest and net investment income	(1)	(6)	(1)	(6)
Loss on extinguishment of debt	13	—	13	—
Income (Loss) from Continuing Operations before Income Taxes	45	(27)	45	(27)
Provision (Benefit) for income taxes	17	(9)	17	(9)
Income (Loss) from Continuing Operations	28	(18)	28	(18)
Loss from discontinued operations, net of income taxes	—	(95)	—	(95)
Net Income (Loss)	$28	$(113)	$28	$(113)
Total Comprehensive Income (Loss)	$22	$(116)	$22	$(116)
Weighted-average common shares outstanding - Basic	134.4	91.7
Weighted-average common shares outstanding - Diluted	136.1	91.7
Basic Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.21	$(0.20)
Loss from discontinued operations, net of income taxes	—	(1.03)
Net Income (Loss)	0.21	(1.23)
Diluted Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.21	$(0.20)
Loss from discontinued operations, net of income taxes	—	(1.03)
Net Income (Loss)	0.20	(1.23)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except per share data)

	Holdings		SvM
	As of	As of	As of	As of
	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014
Assets:
Current Assets:
Cash and cash equivalents	$248	$389	$239	$368
Marketable securities	19	19	19	19
Receivables, less allowances of $23 and $25, respectively	417	441	417	441
Inventories	40	42	40	42
Prepaid expenses and other assets	37	44	40	44
Deferred customer acquisition costs	31	35	31	35
Deferred taxes	81	76	100	97
Total Current Assets	872	1,044	885	1,045
Property and Equipment:
At cost	375	369	375	369
Less: accumulated depreciation	(243)	(233)	(243)	(233)
Net Property and Equipment	132	136	132	136
Other Assets:
Goodwill	2,076	2,069	2,076	2,069
Intangible assets, primarily trade names, service marks and trademarks, net	1,687	1,696	1,687	1,696
Notes receivable	28	26	28	26
Long-term marketable securities	85	88	85	88
Other assets	39	41	39	41
Debt issuance costs	30	34	30	34
Total Assets	$4,949	$5,134	$4,962	$5,135
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$87	$84	$87	$84
Accrued liabilities:
Payroll and related expenses	53	82	51	80
Self-insured claims and related expenses	94	92	94	92
Accrued interest payable	9	34	9	34
Other	47	51	47	51
Deferred revenue	531	514	531	514
Liabilities of discontinued operations	4	9	4	9
Current portion of long-term debt	39	39	39	39
Total Current Liabilities	863	905	861	902
Long-Term Debt	2,826	3,017	2,826	3,017
Other Long-Term Liabilities:
Deferred taxes	715	715	715	715
Other long-term obligations, primarily self-insured claims	146	138	146	138
Total Other Long-Term Liabilities	861	854	861	853
Commitments and Contingencies (See Note 4)
Shareholders’ Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 142,374,976 shares issued and 134,733,533 outstanding at March 31, 2015 and 141,731,682 shares issued and 134,092,335 outstanding at December 31, 2014)	2	2	—	—
Additional paid-in capital	2,224	2,207	2,159	2,129
Retained deficit	(1,693)	(1,720)	(1,731)	(1,759)
Accumulated other comprehensive loss	(13)	(8)	(13)	(8)
Less common stock held in treasury, at cost (7,641,443 shares at March 31, 2015 and 7,639,347 shares at December 31, 2014)	(122)	(122)	—	—
Total Shareholders' Equity	398	359	414	362
Total Liabilities and Shareholders' Equity	$4,949	$5,134	$4,962	$5,135

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Holdings		SvM
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Cash and Cash Equivalents at Beginning of Period	$389	$484	$368	$476
Cash Flows from Operating Activities from Continuing Operations:
Net Income (Loss)	28	(113)	28	(113)
Adjustments to reconcile net loss to net cash provided from operating activities:
Loss from discontinued operations, net of income taxes	—	95	—	95
Depreciation expense	12	12	12	12
Amortization expense	12	13	12	13
Amortization of debt issuance costs	1	2	1	2
Impairment of software and other related costs	—	48	—	48
Loss on extinguishment of debt	13	—	13	—
Call premium paid on retirement of debt	(11)	—	(11)	—
Deferred income tax provision	5	(6)	8	(6)
Stock-based compensation expense	2	1	2	1
Excess tax benefits from stock-based compensation	(8)	—	(8)	—
Gain on sales of marketable securities	—	(4)	—	(4)
Other	—	1	—	1
Change in working capital, net of acquisitions:
Receivables	21	13	21	13
Inventories and other current assets	6	(4)	6	(4)
Accounts payable	6	6	6	6
Deferred revenue	17	17	17	17
Accrued liabilities	(29)	(22)	(29)	(22)
Accrued interest payable	(25)	(35)	(25)	(35)
Accrued restructuring charges	(1)	1	(1)	1
Current income taxes	10	(5)	7	(5)
Net Cash Provided from Operating Activities from Continuing Operations	60	21	61	22
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(8)	(14)	(8)	(14)
Sale of equipment and other assets	1	—	1	—
Other business acquisitions, net of cash acquired	(12)	(41)	(12)	(41)
Notes receivable, financial investments and securities, net	5	38	5	38
Net Cash Used for Investing Activities from Continuing Operations	(14)	(17)	(14)	(17)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	3	—	3	—
Payments of debt	(200)	(11)	(200)	(11)
Contribution to TruGreen Holding Corporation	—	(35)	—	(35)
Contribution from Holdings	—	—	20	—
Repurchase of common stock and RSU vesting	—	(3)	—	—
Issuance of common stock	8	6	—	—
Excess tax benefits from stock-based compensation	8	—	8	—
Net Cash Used for Financing Activities from Continuing Operations	(182)	(43)	(170)	(46)
Cash Flows from Discontinued Operations:
Cash used for operating activities	(5)	(8)	(5)	(8)
Cash used for investing activities	—	(2)	—	(2)
Cash used for financing activities	—	(3)	—	(3)
Net Cash Used for Discontinued Operations	(5)	(13)	(5)	(13)
Cash Decrease During the Period	(141)	(52)	(128)	(55)
Cash and Cash Equivalents at End of Period	$248	$432	$239	$421

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

The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Company recommends that the quarterly unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014,  as filed with the SEC (the “2014 Form 10-K”). The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not indicative of the results that might be achieved for a full year.

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

Note 2. Significant Accounting Policies

The preparation of the unaudited condensed consolidated financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. The more significant areas requiring the use of management estimates relate to revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims; accruals for home warranties and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; share based compensation; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets. In 2015, there have been no changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates.

The allowance for receivables is developed based on several factors including overall customer credit quality, historical write-off experience and specific account analyses that project the ultimate collectability of the outstanding balances. As such, these factors may change over time causing the reserve level to vary.

The Company carries insurance policies on insurable risks at levels which it believes to be appropriate, including workers’ compensation, auto and general liability risks. The Company purchases insurance policies from third-party insurance carriers, which typically incorporate significant deductibles or self-insured retentions. The Company is responsible for all claims that fall below the retention limits. In determining the Company’s accrual for self-insured claims, the Company uses historical claims experience to establish both the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual include known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

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

The Company has franchise agreements in its Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. Franchise revenue (which in the aggregate represents approximately six percent of annual consolidated revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee’s customer-level revenue. Monthly fee revenue is recognized when the related customer-level revenue generating activity is performed by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise or a license. These initial franchise or license fees are pre-established fixed amounts and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations were $18 million and $17 million for the three months ended March 31, 2015 and 2014, respectively. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s condensed consolidated financial statements for all periods.

Revenues are presented net of sales taxes collected and remitted to government taxing authorities on the condensed consolidated statements of operations and comprehensive income (loss).

The Company had $531 million and $514 million of deferred revenue as of March 31, 2015 and December 31, 2014, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home warranties, termite baiting, termite inspection and pest control services.

Deferred Customer Acquisition Costs

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale. Deferred customer acquisition costs amounted to $31 million and $35 million as of March 31, 2015 and December 31, 2014, respectively.

Advertising

On an interim basis, certain advertising costs are deferred and recognized approximately in proportion to the revenue over the year and are not deferred beyond the calendar year-end. Certain other advertising costs are expensed when the advertising occurs. The cost of direct-response advertising at Terminix, consisting primarily of direct-mail promotions, is capitalized and amortized over its expected period of future benefits. Deferred advertising costs are included in Prepaid expenses and other assets on the condensed consolidated statements of financial position.

Inventory

Inventories are recorded at the lower of cost (primarily on a weighted average cost basis) or market. The Company’s inventory primarily consists of finished goods to be used on the customers’ premises or sold to franchisees.

Property and Equipment and Intangible Assets

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

Depreciation of property and equipment, including depreciation of assets held under capital leases, was $12 million for each of the three month periods ended March 31, 2015 and 2014.

The Company recorded an impairment charge of $48 million ($29 million, net of tax) in the three months ended March 31, 2014 relating to its decision in the first quarter of 2014 to abandon its efforts to deploy a new operating system at American Home Shield. Included in this charge were the impairment of the capitalized software of $45 million and the recognition of the remaining liabilities associated with the termination of lease, maintenance and hosting agreements totaling $3 million. This impairment represented an adjustment of the carrying value of the asset to its estimated fair value of zero on a non-recurring basis.

Restricted Net Assets

There are third-party restrictions on the ability of certain of the Company’s subsidiaries to transfer funds to the Company. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at the ServiceMaster Acceptance Company Limited Partnership (“SMAC”), our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units. The payments of ordinary and extraordinary dividends by the Company’s home warranty and similar subsidiaries (through which the Company conducts its American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to the Company. As of March 31, 2015, the total net assets subject to these third-party restrictions was $166 million. None of the Company’s subsidiaries are obligated to make funds available to the Company through the payment of dividends.

Fair Value of Financial Instruments and Credit Risk

See Note 16 for information relating to the fair value of financial instruments. Financial instruments, which potentially subject the Company to financial and credit risk, consist principally of investments and receivables. Investments consist primarily of publicly traded debt, certificates of deposit and common equity securities. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The majority of the Company’s receivables have little concentration of credit risk due to the large number of customers with relatively small balances and their dispersion across geographical areas. The Company maintains an allowance for losses based upon the expected collectability of receivables.

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

Stock-Based Compensation

Our stock-based compensation expense is estimated at the grant date based on an award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly. See Note 6 to our condensed consolidated financial statements.

Our board of directors and management intended all options granted to be exercisable, at a price per share not less than the per share fair value of our common stock on the date of grant. We grant options to participants with an exercise price equal to the then current fair value of the common stock.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options and restricted stock units (“RSUs”) are reflected in diluted net income (loss) per share by applying the treasury stock method. See Note 17 to our condensed consolidated financial statements.

Newly Issued Accounting Statements and Positions

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity” to change the criteria for reporting discontinued operations and enhance the convergence of the FASB’s and the International Standard Board’s reporting requirements for discontinued operations. The changes in ASU 2014-08 amend the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results. ASU 2014-08 requires expanded disclosures for discontinued operations and also requires an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This model supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Entities have the option of using either a full retrospective or modified approach to adopt the guidance. The amendments in ASU 2014-09 must be applied using either the retrospective or cumulative effect transition method and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016; however, the FASB has decided to propose a one-year delay in the effective date. Early adoption is not permitted. The Company is currently evaluating the impact of adopting ASU 2014-09.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” to change the presentation of debt issuance costs in financial statements as part of the FASB’s simplification initiative. Under current guidance, an entity reports debt issuance costs in the balance sheet as deferred charges (i.e., as an asset). The ASU specifies that now “debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of that note” and that “amortization of debt issuance costs also shall be reported as interest expense.” The amendments in ASU 2015-03 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of ASU 2015-03 will result in the retrospective presentation of debt issuance costs as a direct deduction from the face amount of that note instead of the current presentation as an asset for each of the balance sheet periods presented. The Company currently reports the amortization of debt issuance costs as interest expense.

Note 3. Restructuring Charges

The Company incurred restructuring charges of $2 million ($1 million, net of tax) and $5 million ($3 million, net of tax) for the three months ended March 31, 2015 and 2014, respectively. Restructuring charges were comprised of the following:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Terminix branch optimization(1)	$1	$1
Corporate(2)	1	4
Total restructuring charges	$2	$5

___________________________________

(1)	For the three months ended March 31, 2015 and 2014, these charges included severance costs.
(2)

Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in the Company’s headquarters functions that provide Company-wide administrative services for our operations. For the three months ended March 31, 2015, these charges primarily included severance costs. For the three months ended March 31, 2014, these charges included professional fees of $1 million and severance and other costs of $3 million.

The pretax charges discussed above are reported in Restructuring charges in the condensed consolidated statements of operations and comprehensive income (loss).

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities—Other on the condensed consolidated statements of financial position, is presented as follows:

Accrued
Restructuring
(In millions)	Charges
Balance as of December 31, 2014	$4
Costs incurred	2
Costs paid or otherwise settled	(4)
Balance as of March 31, 2015	$3

Note 4. Commitments and Contingencies

The Company carries insurance policies on insurable risks at levels that it believes to be appropriate, including workers’ compensation, auto and general liability risks. The Company purchases insurance policies from third-party insurance carriers, which typically incorporate significant deductibles or self-insured retentions. The Company is responsible for all claims that fall below the retention limits. In determining the Company’s accrual for self-insured claims, the Company uses historical claims experience to establish both the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual include known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

A reconciliation of beginning and ending accrued self-insured claims, which are included in Accrued liabilities—Self-insured claims and related expenses and Other long-term obligations, primarily self-insured claims on the condensed consolidated statements of financial position, net of reinsurance recoverables, which are included in Prepaid expenses and other assets and Other assets on the condensed consolidated statements of financial position, is presented as follows:

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2014	$104
Provision for self-insured claims	12
Cash payments	(6)
Balance as of March 31, 2015	$109

Balance as of December 31, 2013	$101
Provision for self-insured claims	14
Cash payments	(12)
Balance as of March 31, 2014	$103

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

On March 25, 2015, the Company was informed that the United States Department of Justice initiated a criminal investigation into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands, resulting in serious injuries to four members of a family vacationing there. The U.S. Virgin Islands Department of Planning and Natural Resources is also investigating the matter, as is the United States Environmental Protection Agency (the “EPA”). The EPA has also requested information concerning the possible distribution, sale or use of methyl bromide in Puerto Rico. The extent of potential fines and other sanctions that the federal and local governmental authorities may impose, and the impact of any judicial, administrative or regulatory proceedings or other issues resulting from or related to the incident, including claims by third parties, investigation costs and reputational harm, is not currently known. The Company is in the process of investigating this matter and is fully cooperating with all relevant governmental authorities. In the first quarter of 2015, the Company recorded a charge of $3 million in connection with unasserted civil claims related to the foregoing matter, an amount equal to the Company’s insurance deductible under its general liability insurance program. The range of any potential criminal or other penalties or governmental fines or sanctions is not currently known or reasonably estimable.

In addition to the matter discussed above, in the ordinary course of conducting business activities, the Company and its subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured matters that are brought on an individual, collective, representative and class action basis, or other proceedings involving regulatory, employment, general and commercial liability, automobile liability, wage and hour, environmental and other matters. The Company has entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court or other approvals. If one or more of the Company’s settlements are not finally approved, the Company could have additional or different exposure, which could be material. Subject to the paragraph above, the Company does not expect any of these proceedings to have a material effect on its reputation, business, financial position, results of operations or cash flows; however, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, financial position, results of operations and cash flows.

Note 5. Goodwill and Intangible Assets

Goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. There were no goodwill or trade name impairment charges recorded in continuing operations in the three months ended March 31, 2015 and 2014. There were no accumulated impairment losses recorded in continuing operations as of March 31, 2015.

The table below summarizes the goodwill balances for continuing operations by reportable segment:

		American	Franchise
(In millions)	Terminix	Home Shield	Services Group	Total
Balance as of December 31, 2014	$1,497	$381	$191	$2,069
Acquisitions	10	—	—	10
Disposals	—	—	(1)	(1)
Other (1)	(2)	—	—	(2)
Balance as of March 31, 2015	$1,505	$381	$190	$2,076

___________________________________

(1)	Reflects the impact of foreign exchange rates.

The table below summarizes the other intangible asset balances for continuing operations:

	Estimated
	Remaining	As of March 31, 2015			As of December 31, 2014
	Useful Lives		Accumulated			Accumulated
(In millions)	(Years)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	N/A	$1,608	$—	$1,608	$1,608	$—	$1,608
Customer relationships	3 - 10	536	(500)	37	533	(489)	44
Franchise agreements	20 - 25	88	(60)	28	88	(59)	29
Other	4 - 30	47	(33)	14	47	(32)	15
Total		$2,279	$(593)	$1,687	$2,277	$(581)	$1,696

___________________________________

(1)	Not subject to amortization.

For the existing intangible assets, the Company anticipates amortization expense for the remainder of 2015 and each of the next five years of $23 million, $16 million, $11 million, $7 million, $4 million and $3 million, respectively.

In the three months ended March 31, 2014, the Company recorded a pre-tax non-cash impairment charge of $139 million ($84 million, net of tax) associated with the trade name at its former TruGreen business, which is reported in Loss from discontinued operations, net of income taxes.

Note 6. Stock-Based Compensation

For the three months ended March 31, 2015 and 2014, the Company recognized stock-based compensation expense of $2 million ($1 million, net of tax) and $1 million ($1 million, net of tax), respectively. As of March 31, 2015, there was $25 million of total unrecognized compensation costs related to non-vested stock options and RSUs granted under the Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan (“MSIP”) and Omnibus Incentive Plan. These remaining costs are expected to be recognized over a weighted-average period of 2.75 years.

Note 7. Comprehensive Income (Loss)

Comprehensive income (loss), which primarily includes net income (loss), unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation is disclosed in the condensed consolidated statements of operations and comprehensive income (loss).

The following tables summarize the activity in other comprehensive income (loss), net of the related tax effects.

		Unrealized
	Unrealized	Gains on
	(Losses)	Available	Foreign
	Gains on	-for-Sale	Currency
(In millions)	Derivatives	Securities	Translation	Total
Balance as of December 31, 2014	$(6)	$6	$(8)	$(8)
Other comprehensive (loss) income before reclassifications:
Pre-tax amount	(6)	—	(4)	(9)
Tax (benefit) provision	(2)	—	—	(2)
After-tax amount	(4)	—	(4)	(7)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	2	—	—	1
Net current period other comprehensive loss	(2)	—	(4)	(6)
Balance as of March 31, 2015	$(8)	$6	$(11)	$(13)

Balance as of December 31, 2013	$1	$7	$(1)	$7
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	—	1	(1)	—
Tax provision (benefit)	—	—	—	—
After-tax amount	—	1	(1)	—
Amounts reclassified from accumulated other comprehensive income (loss)(1)	—	(3)	—	(3)
Net current period other comprehensive loss	—	(2)	(1)	(3)
Spin-off of the former TruGreen business	—	—	(2)	(2)
Balance as of March 31, 2014	$—	$5	$(3)	$2

___________________________________

(1)	Amounts are net of tax. See reclassifications out of accumulated other comprehensive income (loss) below for further details.

Reclassifications out of accumulated other comprehensive income (loss) included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended		Condensed Consolidated Statements of
	March 31,		Operations and Comprehensive Income (Loss)
(In millions)	2015	2014	Location
Losses on derivatives:
Fuel swap contracts	$2	$—	Cost of services rendered and products sold
Interest rate swap contracts	1	—	Interest expense
Net losses on derivatives	2	—
Impact of income taxes	(1)	—	Provision for income taxes
Total reclassifications related to derivatives	$2	$—
Gains on available-for-sale securities	$—	$(4)	Interest and net investment income
Impact of income taxes	—	1	Provision for income taxes
Total reclassifications related to securities	$—	$(3)
Total reclassifications for the period	$1	$(3)

Note 8. Supplemental Cash Flow Information

Supplemental information relating to the condensed consolidated statements of cash flows is presented in the following table:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Cash paid for or (received from):
Interest expense	$67	$92
Interest and dividend income	(1)	(1)
Income taxes, net of refunds	1	2

The Company acquired $2  million of property and equipment through capital leases and other non-cash financing transactions in each of the three month periods ended March 31, 2015 and 2014, which have been excluded from the condensed consolidated statements of cash flows as non-cash investing and financing activities.

Note 9. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the condensed consolidated statements of financial position. As of March 31, 2015 and December 31, 2014, the Company’s investments consisted primarily of domestic publicly traded debt and certificates of deposit (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross unrealized gains and losses of the Company’s short- and long-term investments in Debt and Equity securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
Available-for-sale and trading securities, March 31, 2015:
Debt securities	$61	$1	$—	$62
Equity securities	33	9	(1)	41
Total securities	$94	$10	$(1)	$103
Available-for-sale and trading securities, December 31, 2014:
Debt securities	$65	$1	$—	$66
Equity securities	33	9	(1)	41
Total securities	$98	$10	$(1)	$107

There were no unrealized losses which had been in a loss position for more than one year as of March 31, 2015 and December 31, 2014. The aggregate fair value of the investments with unrealized losses was $23 million and $29 million as of March 31, 2015 and December 31, 2014, respectively.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The table below summarizes proceeds, gross realized gains and gross realized losses resulting from sales of available-for-sale securities. There were no impairment charges due to other than temporary declines in the value of certain investments for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
(In millions)	2015	2014
Proceeds from sale of securities	$—	$42
Gross realized gains, pre-tax	—	5
Gross realized gains, net of tax	—	3
Gross realized losses, pre-tax	—	—
Gross realized losses, net of tax	—	—

Note 10. Long-Term Debt

Long-term debt is summarized in the following table:

	As of	As of
	March 31,	December 31,
(In millions)	2015	2014
Senior secured term loan facility maturing in 2021(1)	1,800	1,803
7.00% senior notes maturing in 2020	488	488
8.00% senior notes maturing in 2020(2)	201	391
Revolving credit facility maturing in 2019	—	—
7.10% notes maturing in 2018(3)	74	73
7.45% notes maturing in 2027(3)	162	161
7.25% notes maturing in 2038(3)	64	64
Vehicle capital leases(4)	38	39
Other	39	37
Less current portion	(39)	(39)
Total long-term debt	$2,826	$3,017

___________________________________

(1)	As of March 31, 2015 and December 31, 2014, presented net of $16 million and $17 million, respectively, in unamortized original issue discount.
(2)	As of March 31, 2015 and December 31, 2014, includes $1 million in unamortized premium received on the sale of $100 million aggregate principal amount of such notes.
(3)

As of March 31, 2015 and December 31, 2014, collectively presented net of $57 million and $59 million, respectively, of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

(4)

SvM has entered into a fleet management services agreement (the “Fleet Agreement”) which, among other things, allows SvM to obtain fleet vehicles through a leasing program. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent.

Refinancing of Indebtedness

On February 17, 2015, SvM redeemed $190 million in aggregate principal amount of its outstanding 8 percent senior notes due February 15, 2020 (the “8% 2020 Notes”) at a redemption price of 106.0% of the principal amount using available cash. In connection with the partial redemption, we recorded a loss on extinguishment of debt of $13 million in the three months ended March 31, 2015, which includes a pre-payment premium of $11 million and the write-off of $2 million of debt issuance costs.

On April 1, 2015, SvM entered into a first amendment (the “First Term Loan Amendment”) which amends the Credit Agreement governing SvM’s $1,825 million term loan facility maturing July 1, 2021 (the “Term Loan Facility”) and $300 million revolving credit facility maturing July 1, 2019 (the “Revolving Credit Facility”) (together with the Term Loan Facility, the “Credit Facilities”). The First Term Loan Amendment provides for incremental term loans (the “Incremental Term Loans”) under the Term Loan Facility in an aggregate principal amount of $175 million. On April 1, 2015, SvM used the net proceeds from the Incremental Term Loans, together with cash on hand, to redeem the remaining outstanding $200 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount. In connection with the redemption, we expect to record a loss on extinguishment of debt of approximately $14 million in the second quarter of 2015, which includes a pre‑payment premium of $12 million and the write‑off of approximately $2 million of debt issuance costs. The April 1, 2015 refinancing activities are not reflected in the table above as they occurred after March 31, 2015.

Interest Rate Swaps

Interest rate swap agreements in effect as of March 31, 2015 are as follows:

Trade Date	Effective Date	Expiration Date	Notional Amount	Fixed Rate(1)	Floating Rate
July 23, 2014	August 1, 2014	July 31, 2018	300,000	1.786%	One month LIBOR
July 23, 2014	March 1, 2015	July 31, 2018	400,000	1.927%	One month LIBOR

(1)Before the application of the applicable borrowing margin.

Note 11. Acquisitions

Acquisitions have been accounted for using the acquisition method and, accordingly, the results of operations of the acquired businesses have been included in the Company’s condensed consolidated financial statements since their dates of acquisition. The assets and liabilities of these businesses were recorded in the financial statements at their estimated fair values as of the acquisition dates.

During the three months ended March 31, 2015, the Company completed several pest control and termite acquisitions. The total net purchase price for these acquisitions was $14 million. The Company recorded goodwill of $10 million and other intangibles of $4 million related to these acquisitions.

On February 28, 2014, the Company acquired Home Security of America, Inc. (“HSA”), based in Madison, Wisconsin. The total net purchase price for this acquisition was $32 million. During the three months ended March 31, 2014, the Company recorded goodwill of $30 million and other intangibles of $17 million related to this acquisition.

During the three months ended March 31, 2014, the Company completed several pest control and termite acquisitions. The total net purchase price for these acquisitions was $11 million. The Company recorded goodwill of $7 million and other intangibles of $4 million related to these acquisitions.

Supplemental cash flow information regarding the Company’s acquisitions is as follows:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Purchase price (including liabilities assumed)	$14	$71
Less liabilities assumed	—	(28)
Net purchase price	$14	$43

Net cash paid for acquisitions	$12	$41
Seller financed debt	2	2
Payment for acquisitions	$14	$43

Note 12. Discontinued Operations

Loss from discontinued operations, net of income taxes, for all periods presented includes the operating results of the previously sold businesses.

The operating results of discontinued operations are as follows:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Revenue	$—	$6
Cost of services rendered and products sold	—	12
Selling and administrative expenses	1	9
Goodwill and trade name impairment(1)	—	139
Restructuring charges	—	2
Loss before income taxes(1)	(1)	(155)
Benefit for income taxes(1)	—	(60)
Loss from discontinued operations, net of income taxes(1)	$—	$(95)

___________________________________

(1)

In the three months ended March 31, 2014, the Company recorded a pre-tax non-cash impairment charge of $139 million ($84 million, net of tax) associated with the trade name at its former TruGreen business, which is reported in Loss from discontinued operations, net of income taxes.

The table below summarizes the activity during the three months ended March 31, 2015 for the remaining liabilities of previously sold businesses. The remaining obligations primarily relate to legal and other reserves. The Company believes that the remaining reserves continue to be adequate and reasonable.

Liabilities of
Discontinued
(In millions)	Operations
Balance as of December 31, 2014	$9
Costs incurred	1
Costs paid or otherwise settled	(5)
Balance as of March 31, 2015	$4

Note 13. Income Taxes

As of March 31, 2015 and December 31, 2014, the Company had $14 million and $13 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). The Company currently estimates that, as a result of pending tax settlements and expiration of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $2 million during the next 12 months.

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

The effective tax rate on income (loss) from continuing operations at Holdings was 37.0 percent for the three months ended March 31, 2015 compared to 33.3 percent for the three months ended March 31, 2014. The effective tax rate on income (loss) from continuing operations at SvM was 37.0 percent for the three months ended March 31, 2015 compared to 33.2 percent for the three months ended March 31, 2014. The effective tax rate on income from continuing operations for the three months ended March 31, 2015 was primarily affected by a reduction of the state valuation allowance on net operating losses during the quarter. The effective tax rate on loss from continuing operations for the three months ended March 31, 2014 was affected by various discrete events, including an adjustment to deferred state taxes resulting from a change in the Company’s state apportionment factors primarily attributable to the TruGreen spin-off on January 14, 2014.

Note 14. Business Segment Reporting

The business of the Company is conducted through three reportable segments: Terminix, American Home Shield and Franchise Services Group.

In accordance with accounting standards for segments, the Company’s reportable segments are strategic business units that offer different services. The Terminix segment provides termite and pest control services to residential and commercial customers and distributes pest control products. The American Home Shield segment provides home warranties for household systems and appliances. The Franchise Services Group segment provides residential and commercial disaster restoration, janitorial and cleaning services through franchises primarily under the ServiceMaster, ServiceMaster Restore and ServiceMaster Clean brand names, home cleaning services through franchises and Company-owned locations primarily under the Merry Maids brand name, on-site wood furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. Corporate includes SMAC and the Company’s headquarters operations (substantially all of which costs are allocated to the Company’s reportable segments), which provide various technology, human resources, finance, legal and other support services to the reportable segments. The composition of our reportable segments is consistent with that used by our chief operating decision maker (the “CODM”) to evaluate performance and allocate resources.

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

Information for continuing operations for each reportable segment and Corporate is presented below:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Revenue:
Terminix	$336	$320
American Home Shield	175	151
Franchise Services Group	59	60
Reportable Segment Revenue	$571	$531
Corporate	1	2
Total Revenue	$571	$533

	Three Months Ended
	March 31,
(In millions)	2015	2014
Reportable Segment Adjusted EBITDA:(1)
Terminix	$89	$78
American Home Shield	29	23
Franchise Services Group	19	18
Reportable Segment Adjusted EBITDA	$137	$119

___________________________________

(1)	Presented below is a reconciliation of Reportable Segment Adjusted EBITDA to Net Income (Loss):

	Holdings		SvM
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2015	2014	2015	2014
Reportable Segment Adjusted EBITDA:
Terminix	$89	$78	$89	$78
American Home Shield	29	23	29	23
Franchise Services Group	19	18	19	18
Reportable Segment Adjusted EBITDA	$137	$119	$137	$119
Unallocated corporate expenses	$(4)	$(4)	$(4)	$(4)
Depreciation and amortization expense	(24)	(25)	(24)	(25)
Non-cash impairment of software and other related costs	—	(48)	—	(48)
Non-cash stock-based compensation expense	(2)	(1)	(2)	(1)
Restructuring charges	(2)	(5)	(2)	(5)
Management and consulting fees	—	(2)	—	(2)
Loss from discontinued operations, net of income taxes	—	(95)	—	(95)
(Provision) benefit for income taxes	(17)	9	(17)	9
Loss on extinguishment of debt	(13)	—	(13)	—
Interest expense	(46)	(61)	(46)	(61)
Net Income (Loss)	$28	$(113)	$28	$(113)

Note 15. Related Party Transactions

On July 24, 2007, we were taken private pursuant to a merger transaction, and, following the completion of the merger and other subsequent transactions and prior to Holdings’ initial public offering, the significant majority of Holdings’ outstanding common stock was owned by investment funds managed by, or affiliated with, Clayton, Dubilier & Rice, LLC (“CD&R” or the “CD&R Funds”), JPMorgan Chase Funding Inc. (“JPMorgan”), StepStone Group LP (“StepStone”), the investment funds managed by StepStone (the “StepStone Funds”) and Ridgemont Partners Secondary Fund I, L.P. (“Ridgemont”) (collectively, the “Equity Sponsors”). Upon completion of Holdings’ initial public offering on July 1, 2014 and the secondary public offering in February 2015, the Equity Sponsors continued to hold approximately 42 percent of Holdings’ common stock.

Consulting Agreements

The Company was a party to a consulting agreement with CD&R under which CD&R provided the Company with ongoing consulting and management advisory services. The annual consulting fee payable under the consulting agreement with CD&R was $6 million. Under this agreement, the Company recorded consulting fees of $2 million in the three months ended March 31, 2014, which is included in Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). The Company was also a party to consulting agreements with StepStone, JPMorgan and Ridgemont. Pursuant to the consulting agreements, the Company was required to pay aggregate annual consulting fees of $1 million to StepStone, JPMorgan and Ridgemont. There were no consulting fees recorded in the three months ended March 31, 2015 due to the termination of the consulting fee agreements in connection with the completion of Holding’s initial public offering on July 1, 2014.

TruGreen Spin-off

In connection with the TruGreen spin-off on January 14, 2014, the Company and TruGreen Holding Corporation (“New TruGreen”) entered into a transition services agreement pursuant to which the Company and its subsidiaries provide New TruGreen with specified communications, public relations, finance and accounting, tax, treasury, internal audit, human resources operations and benefits, risk management and insurance, supply management, real estate management, marketing, facilities, information technology and other support services. The charges for the transition services are designed to allow the Company to fully recover the direct costs of providing the services, plus specified margins and any out-of-pocket costs and expenses. The services provided under the transition services agreement will terminate at various specified times, and in no event later than January 14, 2016 (except certain information technology services, which the Company expects to provide to New TruGreen beyond the two-year period). New TruGreen may terminate the transition services agreement (or certain services under the transition services agreement) for convenience upon 90 days written notice, in which case New TruGreen will be required to reimburse the Company for early termination costs. Under this transition services agreement, in the three months ended March 31, 2015 and 2014, the Company recorded $8 million and $10 million, respectively, of fees due from New TruGreen, which is included, net of costs incurred, in Selling and administrative expenses in the consolidated statement of operations and comprehensive income (loss). As of March 31, 2015, all amounts owed by New TruGreen under this agreement have been paid.

In addition, the Company, New TruGreen and TruGreen Limited Partnership, an indirectly wholly-owned subsidiary of New TruGreen, (“TGLP”) entered into (1) a separation and distribution agreement containing key provisions relating to the separation of the former TruGreen business and the distribution of New TruGreen common stock to Holdings’ stockholders (including relating to specified TruGreen legal matters with respect to which we have agreed to retain liability, as well as insurance coverage, non-competition, indemnification and other matters), (2) an employee matters agreement allocating liabilities and responsibilities relating to employee benefit plans and programs and other related matters and (3) a tax matters agreement governing the respective rights, responsibilities and obligations of the parties thereto with respect to taxes, including allocating liabilities for income taxes attributable to New TruGreen and its subsidiaries generally to the Company for tax periods (or portions thereof) ending on or before January 14, 2014 and generally to New TruGreen for tax periods (or portions thereof) beginning after that date.

Note 16. Fair Value Measurements

The period-end carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net of tax as a component of accumulated other comprehensive income (loss) on the condensed consolidated statements of financial position, or, for certain unrealized losses, reported in interest and net investment income in the condensed consolidated statements of operations and comprehensive income (loss) if the decline in value is other than temporary. The carrying amount of total debt was $2,865 million and $3,057 million and the estimated fair value was $2,987 million and $3,102 million as of March 31, 2015 and December 31, 2014, respectively. The fair value of the Company’s debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of March 31, 2015 and December 31, 2014.

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

The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the three month periods ended March 31, 2015 and 2014.

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

		Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2015:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$8	$8	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	95	53	42	—
Total financial assets		$103	$61	$42	$—
Financial Liabilities:
Fuel swap contracts:
Current	Other accrued liabilities	$4	$—	$—	$4
Interest rate swap contracts	Other long-term liabilities	9	—	9	—
Total financial liabilities		$13	$—	$9	$4
As of December 31, 2014:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$8	$8	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	99	53	45	—
Total financial assets		$107	$62	$45	$—
Financial Liabilities:
Fuel swap contracts:
Current	Other accrued liabilities	$6	$—	$—	$6
Interest rate swap contracts	Other long-term liabilities	4	—	4	—
Total financial liabilities		$10	$—	$4	$6

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

Fuel Swap
Contract
Assets
(In millions)	(Liabilities)
Balance as of December 31, 2014	$(6)
Total gains (realized and unrealized)
Included in earnings	(2)
Included in accumulated other comprehensive income	1
Settlements, net	2
Balance as of March 31, 2015	$(4)

Balance as of December 31, 2013	$1
Total gains (realized and unrealized)
Included in earnings	—
Included in accumulated other comprehensive income	—
Settlements, net	—
Balance as of March 31, 2014	$1

The following tables present information relating to the significant unobservable inputs of our Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of March 31, 2015:
Fuel swap contracts	$(4)	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.23 - $2.53	$2.43
As of December 31, 2014:
Fuel swap contracts	$(6)	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.06 - $2.71	$2.39

___________________________________

(1)	Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

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

The Company has historically hedged a significant portion of its annual fuel consumption. The Company has also historically hedged the interest payments on a portion of its variable rate debt through the use of interest rate swap agreements. All of the Company’s fuel swap contracts and interest rate swap contracts are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the condensed consolidated statements of financial position as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in accumulated other comprehensive income (loss). Any change in the fair value of the hedging instrument resulting from ineffectiveness, as defined by accounting standards, is recognized in current period earnings. Cash flows related to fuel and interest rate derivatives are classified as operating activities in the condensed consolidated statements of cash flows.

The effect of derivative instruments on the condensed consolidated statements of operations and comprehensive income (loss) and accumulated other comprehensive income (loss) on the condensed consolidated statements of financial position is presented as follows:

Effective Portion
	Effective Portion	of Gain (Loss)
	of Gain (Loss)	Reclassified from
	Recognized in	Accumulated Other
(In millions)	Accumulated Other	Comprehensive
Derivatives designated as Cash Flow	Comprehensive	Income
Hedge Relationships	Income	Into Earnings	Location of Gain (Loss) included in Earnings
Three Months Ended March 31, 2015:
Fuel swap contracts	$1	$(2)	Cost of services rendered and products sold
Interest rate swap contracts	$(5)	$(1)	Interest expense
Three Months Ended March 31, 2014:
Fuel swap contracts	$—	$—	Cost of services rendered and products sold

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the three months ended March 31, 2015. As of March 31, 2015, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $17 million, maturing through 2015. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of March 31, 2015, the Company had posted $6 million in letters of credit as collateral under its fuel hedging program, which were issued under the Company’s Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income (loss). These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income (loss) expected to be recognized in earnings is a loss of $6 million, net of tax, as of March 31, 2015. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

Note 17. Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options and RSUs are reflected in diluted net income (loss) per share by applying the treasury stock method.

A reconciliation of the amounts included in the computation of basic earnings per share from continuing operations and diluted earnings per share from continuing operations is as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2015	2014
Income (Loss) from continuing operations	$28	$(18)
Weighted average common shares outstanding	134.4	91.7
Effect of dilutive securities:(1)
RSUs	0.2	—
Stock options(2)	1.4	—
Weighted average common share outstanding—assuming dilution	136.1	91.7
Basic earnings (loss) earnings per share from continuing operations	$0.21	$(0.20)
Diluted earnings (loss) earnings per share from continuing operations	$0.21	$(0.20)

___________________________________

(1)

Securities are not included in the table in periods when anti-dilutive. For the three months ended March 31, 2014, weighted average potentially dilutive shares from RSUs of 0.2 million and weighted average potentially dilutive shares from stock options of 0.1 million with a weighted average exercise price per share of $11.43 were excluded from the diluted earnings per share calculation due to the anti-dilutive effect such shares would have on net loss per common share.  There were no similar exclusions for the three months ended March 31, 2015.

(2)

Options to purchase 0.4  million and 3.6 million shares for the three months ended March 31, 2015 and 2014, respectively, were not included in the diluted earnings (loss) per share calculation because either their exercise price or proceeds per share exceeded the average market price of the Company’s common stock for each respective reporting date.

On June 25, 2014, Holdings’ registration statement on Form S-1 was declared effective by the SEC for an initial public offering of its common stock, and, on July 1, 2014, Holdings completed the offering of 41,285,000 shares of its common stock. For further details, see Note 1.

Note 18. Condensed Consolidating Financial Statements of The ServiceMaster Company, LLC and Subsidiaries

The following condensed consolidating financial statements of SvM and its subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from SvM’s financial information on the same basis of accounting as the condensed consolidated financial statements. Goodwill and other intangible assets have been allocated to all of SvM’s subsidiaries based on management’s estimates. ServiceMaster Global Holdings, Inc. is not an obligor, nor guarantor, to the 8% 2020 Notes and the outstanding 7 percent senior notes due August 15, 2020 (the “7% 2020 Notes”) (collectively, the “2020 Notes”), or the Credit Facilities.

The payment obligations of SvM under the 2020 Notes are jointly and severally guaranteed on a senior unsecured basis by SvM’s domestic subsidiaries that guarantee our indebtedness under the Credit Facilities (the “Guarantors”). Each of the Guarantors is wholly owned, directly or indirectly, by SvM, and all guarantees are full and unconditional. SvM’s non-U.S. subsidiaries, SvM’s subsidiaries subject to regulation as an insurance, home warranty, service contract or similar company, and certain other subsidiaries of SvM (the “Non-Guarantors”) do not guarantee the 2020 Notes. A Guarantor will be released from its obligations under its guarantee under certain customary circumstances, including, (i) the sale or disposition of the Guarantor, (ii) the release of the Guarantor from all of its obligations under all guarantees related to any indebtedness of SvM, (iii) the merger or consolidation of the Guarantor as specified in the indenture governing the 2020 Notes, (iv) the Guarantor becomes an unrestricted subsidiary under the indenture governing the 2020 Notes, (v) the defeasance of SvM’s obligations under the indenture governing the 2020 Notes or (vi) the payment in full of the principal amount of the 2020 Notes.

Effective July 1, 2014, commensurate with entering the Term Loan Facility, SvM began recording interest expense at the Guarantors pursuant to the Term Loan Facility and the 2020 Notes. For the three months ended March 31, 2015, interest expense recorded by the Guarantors related to these debt instruments was $34 million.

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

For the Three Months Ended March 31, 2015 (Unaudited)

(In millions)

	Parent		Non-		SvM
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$382	$203	$(14)	$571
Cost of services rendered and products sold	—	213	103	(13)	303
Selling and administrative expenses	1	68	82	—	151
Amortization expense	—	11	2	—	12
Restructuring charges	—	1	1	—	2
Interest expense	11	34	—	—	46
Interest and net investment loss (income)	1	—	(2)	—	(1)
Loss on extinguishment of debt	13	—	—	—	13
(Loss) Income from Continuing Operations before Income Taxes	(27)	55	17	—	45
(Benefit) Provision for income taxes	(9)	8	18	—	17
(Loss) Income from Continuing Operations	(17)	47	(1)	—	28
Equity in earnings of subsidiaries (net of tax)	45	3	—	(48)	—
Net Income (Loss)	$28	$50	$(1)	$(48)	$28
Total Comprehensive Income (Loss)	$22	$50	$(4)	$(45)	$22

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income

For the Three Months Ended March 31, 2014 (Unaudited)

(In millions)

	Parent		Non-		SvM
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$371	$177	$(15)	$533
Cost of services rendered and products sold	—	213	89	(14)	288
Selling and administrative expenses	2	70	79	—	151
Amortization expense	—	12	1	—	13
Impairment of software and other related costs	—	—	48	—	48
Restructuring charges	—	1	4	—	5
Interest expense	55	5	1	—	61
Interest and net investment loss (income)	1	—	(6)	(1)	(6)
(Loss) Income from Continuing Operations before Income Taxes	(59)	70	(39)	—	(27)
(Benefit) Provision for income taxes	(19)	19	(9)	—	(9)
(Loss) Income from Continuing Operations	(39)	51	(30)	—	(18)
(Loss) income from discontinued operations, net of income taxes	(4)	59	(150)	—	(95)
Equity in earnings of subsidiaries (net of tax)	(70)	(183)	—	253	—
Net Loss	$(113)	$(73)	$(180)	$253	$(113)
Total Comprehensive Loss	$(116)	$(75)	$(183)	$258	$(116)

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position (Unaudited)

As of March 31, 2015

(In millions)

	Parent		Non-		SvM
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Assets:
Current Assets:
Cash and cash equivalents	$101	$9	$129	$—	$239
Marketable securities	—	—	19	—	19
Receivables	1	96	430	(111)	417
Inventories	—	39	1	—	40
Prepaid expenses and other assets	25	20	16	(20)	40
Deferred customer acquisition costs	—	14	17	—	31
Deferred taxes	68	34	—	(2)	100
Total Current Assets	194	211	613	(133)	885
Property and Equipment:
At cost	—	220	155	—	375
Less: accumulated depreciation	—	(142)	(101)	—	(243)
Net Property and Equipment	—	79	53	—	132
Other Assets:
Goodwill	—	1,671	405	—	2,076
Intangible assets, primarily trade names, service marks and trademarks, net	—	929	758	—	1,687
Notes receivable	6	—	28	(6)	28
Long-term marketable securities	8	—	76	—	85
Investments in and advances to subsidiaries	3,447	1,247	—	(4,693)	—
Other assets	36	19	4	(20)	39
Debt issuance costs	30	—	—	—	30
Total Assets	$3,721	$4,156	$1,937	$(4,852)	$4,962
Liabilities and Shareholder’s Equity:
Current Liabilities:
Accounts payable	$—	$47	$39	$—	$87
Accrued liabilities:
Payroll and related expenses	2	23	27	—	51
Self-insured claims and related expenses	5	25	64	—	94
Accrued interest payable	10	—	—	(1)	9
Other	6	16	47	(21)	47
Deferred revenue	—	100	431	—	531
Liabilities of discontinued operations	4	—	—	—	4
Current portion of long-term debt	128	20	2	(111)	39
Total Current Liabilities	155	231	609	(133)	861
Long-Term Debt	2,769	35	27	(6)	2,826
Other Long-Term Liabilities:
Deferred taxes	—	464	271	(20)	715
Intercompany payable	341	—	487	(828)	—
Other long-term obligations, primarily self-insured claims	42	21	84	—	146
Total Other Long-Term Liabilities	383	484	841	(847)	861
Shareholder’s Equity	414	3,406	459	(3,866)	414
Total Liabilities and Shareholder’s Equity	$3,721	$4,156	$1,937	$(4,852)	$4,962

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

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2015

(In millions)

	Parent		Non-		SvM
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$232	$7	$129	$—	$368
Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(25)	62	36	(13)	61
Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(3)	(5)	—	(8)
Sale of equipment and other assets	—	2	—	(1)	1
Other business acquisitions, net of cash acquired	—	(10)	(2)	—	(12)
Notes receivable, financial investments and securities, net	—	—	4	1	5
Net Cash Used for Investing Activities from Continuing Operations	—	(11)	(3)	—	(14)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	—	3	—	3
Payments of debt	(195)	(5)	(1)	—	(200)
Contribution from Holdings	20	—	—	—	20
Shareholders’ dividends	—	(6)	(6)	13	—
Excess tax benefits from stock-based compensation	—	8	—	—	8
Net intercompany advances	74	(45)	(29)	—	—
Net Cash (Used for) Provided from Financing Activities from Continuing Operations	(101)	(49)	(33)	13	(170)
Cash Flows from Discontinued Operations:
Cash used for operating activities	(5)	—	—	—	(5)
Net Cash Used for Discontinued Operations	(5)	—	—	—	(5)
Cash (Decrease) Increase During the Period	(131)	2	1	—	(128)
Cash and Cash Equivalents at End of Period	$101	$9	$129	$—	$239

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2014

(In millions)

	Parent		Non-		SvM
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$401	$7	$68	$—	$476
Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(131)	141	29	(18)	22
Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(3)	(11)	—	(14)
Other business acquisitions, net of cash acquired	—	(9)	(32)	—	(41)
Notes receivable, financial investments and securities, net	—	—	38	—	38
Net Cash Used for Investing Activities from Continuing Operations	—	(12)	(5)	—	(17)
Cash Flows from Financing Activities from Continuing Operations:
Payments of debt	(6)	(4)	(1)	—	(11)
Contribution to TruGreen Holding Corporation	(35)	—	—	—	(35)
Shareholders’ dividends	—	(9)	(9)	18	—
Net intercompany advances	30	(115)	85	—	—
Net Cash (Used for) Provided from Financing Activities from Continuing Operations	(11)	(128)	75	18	(46)
Cash Flows from Discontinued Operations:
Cash used for operating activities	(8)	—	—	—	(8)
Cash used for investing activities	—	—	(2)	—	(2)
Cash used for financing activities	—	—	(3)	—	(3)
Net Cash Used for Discontinued Operations	(8)	—	(5)	—	(13)
Cash (Decrease) Increase During the Period	(150)	1	94	—	(55)
Cash and Cash Equivalents at End of Period	$251	$8	$162	$—	$421

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “—Information Regarding Forward-Looking Statements” and “Risk Factors,” and the section entitled “Risk Factors” in the 2014 Form 10-K.

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

Net Income (Loss) and Earnings (Loss) Per Share.  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options and RSUs are reflected in diluted net income (loss) per share by applying the treasury stock method. The presentation of net income (loss) and earnings (loss) per share provides GAAP measures of performance which are useful for investors, analysts and other interested parties in company-to-company operating performance comparisons.

Customer Retention Rates and Customer Counts Growth.  We report our customer retention rates and growth in customer counts for our two largest revenue generating businesses in order to track the performance of those businesses. Customer counts represent our recurring customer base, which includes customers with active contracts for recurring services and excludes customers who purchased a service we consider non-recurring. At Terminix, recurring services are primarily delivered on an annual, quarterly or monthly frequency. Retention rates are calculated as the ratio of ending customer counts to the sum of beginning customer counts, new sales and acquired accounts for the applicable period. These measures are presented on a rolling, 12-month basis in order to avoid seasonal anomalies. See “—Segment Review.”

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

On March 20, 2015, Holdings’ filed a registration statement on Form S-1 for a secondary offering of its common stock. The selling stockholders have not commenced this offering. Holdings will not receive any of the proceeds from any shares of common stock proposed to be sold by the selling stockholders.

Refinancing of Indebtedness

On February 17, 2015, SvM redeemed $190 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount using available cash. In connection with the partial redemption, we recorded a loss on extinguishment of debt of $13 million in the three months ended March 31, 2015, which includes a pre-payment premium of $11 million and the write-off of $2 million of debt issuance costs.

On April 1, 2015, SvM entered into the First Term Loan Amendment, which provides for Incremental Term Loans in an aggregate principal amount of $175 million. On April 1, 2015, SvM used the net proceeds from the Incremental Term Loans, together with cash on hand, to redeem the remaining outstanding $200 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount. In connection with the redemption, we expect to record a loss on extinguishment of debt of approximately $14 million in the second quarter of 2015, which includes a pre‑payment premium of $12 million and the write‑off of approximately $2 million of debt issuance costs.

 Results of Operations

	Three Months Ended		Increase
	March 31,		(Decrease)	% of Revenue
(In millions)	2015	2014	2015 vs. 2014	2015	2014
Revenue	$571	$533	7%	100%	100%
Cost of services rendered and products sold	303	288	5	53	54
Selling and administrative expenses	151	151	—	26	28
Amortization expense	12	13	(4)	2	2
Impairment of software and other related costs	—	48	*	—	9
Restructuring charges	2	5	(48)	—	1
Interest expense	46	61	(25)	8	11
Interest and net investment income	(1)	(6)	(87)	—	(1)
Loss on extinguishment of debt	13	—	*	2	—
Income (Loss) from Continuing Operations before Income Taxes	45	(27)	*	8	(5)
Provision (Benefit) for income taxes	17	(9)	*	3	(2)
Income (Loss) from Continuing Operations	28	(18)	*	5	(3)
Loss from discontinued operations, net of income taxes	—	(95)	*	—	(18)
Net Income (Loss)	$28	$(113)	* %	5%	(21)%

___________________________________

*     not meaningful

Revenue

We reported revenue of $571 million and $533 million for the three months ended March 31, 2015 and 2014, respectively. A summary of changes in revenue for each of our reportable segments and Corporate is included in the tables below. See “—Segment Review” for a discussion of the drivers of the year-over-year changes.

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended March 31, 2014	$320	$151	$60	$2	$533
Pest Control	8	—	—	—	8
Termite and Other Services(1)	9	—	—	—	9
Home Warranties(2)	—	24	—	—	24
Franchise-Related Revenue(3)	—	—	(1)	—	(1)
Other	(1)	—	—	(1)	(2)
Three Months Ended March 31, 2015	$336	$175	$59	$1	$571

___________________________________

(1)	Includes wildlife exclusion, crawl space encapsulation and attic insulation products which are managed as a component of our termite line of business.
(2)

Includes an approximate $10 million increase, from $5 million in the three months ended March 31, 2014 to $15 million in the three months ended March 31, 2015, as a result of the acquisition of HSA on February 28, 2014.

(3)	Represents a $1 million decline attributable to the conversion of certain Merry Maids branch locations to franchises in 2014 and 2015.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $303 million and $288 million for the three months ended March 31, 2015 and 2014, respectively. The following tables provide a summary of changes in cost of services rendered and products sold for each of our reportable segments and Corporate:

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended March 31, 2014	$176	$78	$29	$5	$288
Impact of change in revenue(1)	5	12	—	—	17
Cost reduction initiatives	(1)	—	—	—	(1)
Other	—	—	(1)	—	(1)
Three Months Ended March 31, 2015	$181	$91	$28	$4	$303
(1)	For American Home Shield, includes approximately $5 million as a result of the acquisition of HSA.

Selling and Administrative Expenses

We reported selling and administrative expenses of $151 million for each of the three month periods ended March 31, 2015 and 2014, which comprised general and administrative expenses of $65 million and $70 million, respectively, and selling and marketing expenses of $86 million and $81 million, respectively.

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended March 31, 2014	$73	$57	$15	$7	$151
Sales and marketing costs	4	—	—	—	4
HSA selling and administrative expenses	—	4	—	—	4
Cost reduction initiatives	(2)	—	—	—	(2)
Lower technology costs	—	(2)	—	—	(2)
Management and consulting fees	—	—	—	(2)	(2)
Stock-based compensation expense	—	—	—	1	1
Secondary offering expenses	—	—	—	1	1
Other	—	(1)	(2)	—	(4)
Three Months Ended March 31, 2015	$75	$57	$12	$7	$151

The increase in selling and administrative expenses at Terminix was primarily driven by higher sales costs, offset, in part, by overhead cost reductions achieved in the quarter.

At American Home Shield, the addition of selling and administrative expenses as a result of the HSA acquisition were offset, in part, by lower technology costs driven by the decision in the first quarter of 2014 to abandon its efforts to deploy a new operating system.

The decrease in selling and administrative expenses at Corporate primarily included cost reductions pursuant to the termination of consulting agreements with our equity sponsors, offset, in part, by higher stock-based compensation expense and expenses related to the secondary public offering.

Amortization Expense

During the three months ended March 31, 2015, our portfolio of intangible assets has remained relatively stable, and, as a result, amortization expense was $12 million and $13 million in the three months ended March 31, 2015 and 2014, respectively.

Impairment of Software and Other Related Costs

We recorded an impairment charge of $48 million in the three months ended March 31, 2014 relating to our decision in the first quarter of 2014 to abandon our efforts to deploy a new operating system at American Home Shield. Included in this charge are the impairment of the capitalized software of $45 million and the recognition of the remaining liabilities associated with the termination of lease, maintenance and hosting agreements totaling $3 million.

Restructuring Charges

We incurred restructuring charges of $2 million and $5 million for the three months ended March 31, 2015 and 2014, respectively. Restructuring charges were comprised of the following:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Terminix branch optimization(1)	$1	$1
Corporate(2)	1	4
Total restructuring charges	$2	$5

___________________________________

(1)	For the three months ended March 31, 2015 and 2014, these charges included severance costs.
(2)

Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in our headquarters functions that provide Company-wide administrative services for our operations. For the three months ended March 31, 2015, these charges primarily included severance costs. For the three months ended March 31, 2014, these charges included professional fees of $1 million and severance and other costs of $3 million.

Interest Expense

Interest expense was $46 million and $61 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in interest expense in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was driven by the refinancing of the then-existing term loan facility on July 1, 2014 and the partial redemptions of the 2020 Notes on July 16, 2014 and February 17, 2015. See Note 10 to the condensed consolidated financial statements for more details.

Interest and Net Investment Income

Interest and net investment income was $1 million and $6 million for the three months ended March 31, 2015 and 2014, respectively, and was comprised of the following:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Realized gains(1)	$—	$5
Other(2)	—	1
Total interest and net investment income	$1	$6

___________________________________

(1)	Represents the net investment gains and the interest and dividend income realized on the American Home Shield investment portfolio.
(2)	Includes interest income on other cash balances.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $13 million was recorded in the three months ended March 31, 2015 related to the partial redemption of the 8% 2020 Notes on February 17, 2015. There were no debt extinguishments by us in the three months ended March 31, 2014. See Note 10 to the condensed consolidated financial statements for more details.

Income (Loss) from Continuing Operations before Income Taxes

Income from continuing operations before income taxes was $45 million for the three months ended March 31, 2015, and loss from continuing operations before income taxes was $27 million for the three months ended March 31, 2014. The change in income from continuing operations before income taxes primarily reflects the net effect of year-over-year changes in the following items:

Three Months Ended
March 31,
(In millions)	2015 vs. 2014
Reportable segments and Corporate(1)	$18
Impairment of software and other related costs(2)	48
Interest expense(3)	15
Restructuring charges(4)	3
Loss on extinguishment of debt(5)	(13)
Other(6)	1
Increase in income from continuing operations before income taxes	$72

___________________________________

(1)	Represents the net change in Adjusted EBITDA as described in “—Segment Review.”
(2)

Represents a $48 million impairment of software and other related costs at American Home Shield recorded in the three months ended March 31, 2014 as described in “—Impairment of Software and Other Related Costs.”

(3)	Represents the net change in interest expense as described in “—Interest Expense.”
(4)	Represents the net change in restructuring charges as described in “—Restructuring Charges.”
(5)	Represents the $13 million loss on extinguishment of debt recorded in the three months ended March 31, 2015 as described in “—Loss on Extinguishment of Debt.”
(6)	Primarily represents the net change in management and consulting fees, stock-based compensation, depreciation and amortization.

Provision (Benefit) for Income Taxes

The effective tax rate on income (loss) from continuing operations was 37.0 percent for the three months ended March 31, 2015 compared to 33.3 percent for the three months ended March 31, 2014. The effective tax rate on income from continuing operations for the three months ended March 31, 2015 was primarily affected by a reduction of the state valuation allowance on net operating losses during the quarter. The effective tax rate on loss from continuing operations for the three months ended March 31, 2014 was affected by various discrete events, including an adjustment to deferred state taxes resulting from a change in the Company’s state apportionment factors primarily attributable to the TruGreen spin-off on January 14, 2014.

Net Income (Loss)

Net income was $28 million for the three months ended March 31, 2015 compared to net loss of $113 million for the three months ended March 31, 2014. The $141 million improvement was driven by a $72 million increase in income from continuing operations before income taxes and a $95 million reduction in loss from discontinued operations, net of tax, offset, in part, by a $26 million increase in provision for income taxes.

Segment Review

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the notes to the condensed consolidated financial statements included in this report.

Revenue and Adjusted EBITDA by reportable segment and for Corporate are as follows:

	Three Months Ended
	March 31,		Increase
(In millions)	2015	2014	(Decrease)
Revenue:
Terminix	$336	$320	5%
American Home Shield	175	151	16%
Franchise Services Group	59	60	(2)%
Corporate	1	2	(59)%
Total Revenue:	$571	$533	7%
Adjusted EBITDA:(1)
Terminix	$89	$78	14%
American Home Shield	29	23	28%
Franchise Services Group	19	18	6%
Reportable Segment Adjusted EBITDA	$137	$119	15%
Corporate(2)	(4)	(4)	(10)%
Total Adjusted EBITDA	$133	$115	16%

___________________________________

(1)	See Note 14 for our definition of Adjusted EBITDA and a reconciliation thereof to net income (loss).

(2)	Represents unallocated corporate expenses.

The table below presents selected operating metrics related to renewable customer counts and customer retention for our Terminix and American Home Shield segments.

	As of March 31,
	2015	2014
Terminix
Reduction in Pest Control Customers	(0.4)%	(1.8)%
Pest Control Customer Retention Rate	79.2%	79.1%
Reduction in Termite Customers and Other Services Customers	(2.0)%	(2.6)%
Termite and Other Services Customer Retention Rate	84.7%	84.9%
American Home Shield
Growth in Home Warranties(1)	6.2%	10.3%
Customer Retention Rate(1)	74.9%	75.9%

___________________________________

(1)

As of March 31, 2014, excluding the HSA accounts acquired on February 28, 2014, the growth in home warranties was one percent, and, excluding all HSA accounts, the customer retention rate for our American Home Shield segment was 74 percent.

Terminix Segment

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a five percent increase in revenue and a 14 percent increase in Adjusted EBITDA for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Revenue

Revenue by service line is as follows:

	Three Months Ended		% of
	March 31,		Revenue
(In millions)	2015	2014	2015
Pest Control	$184	$176	55%
Termite and Other Services	141	132	42%
Other	11	12	3%
Total revenue	$336	$320	100%

Pest control revenue increased four percent compared to the three months ended March 31, 2014, reflecting improved price realization and a favorable product mix.

Termite revenue, including the wildlife exclusion, crawl space encapsulation and attic insulation products which are managed as a component of our termite line of business, increased seven percent compared to the three months ended March 31, 2014. Termite renewal revenue comprised 56 percent of total termite revenue, while the remainder consisted of termite new unit revenue. The increase in termite revenue reflects growth of new products (wildlife exclusion and crawlspace encapsulation), increased sales of attic insulation and improved price realization, offset, in part, by a decrease in traditional termite sales. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

We will continue to make investments to transform our customers’ experiences through a combination of new technology and improved processes to, among other things, maintain or improve our high retention rates in our pest control and termite service lines.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended March 31, 2014	$78
Impact of change in revenue	11
Sales Costs	(4)
Cost reduction initiatives	3
Other	1
Three Months Ended March 31, 2015	$89

The increase in selling and administrative expenses was primarily driven by higher sales costs, offset, in part, by overhead cost reductions achieved in the quarter.

American Home Shield Segment

The American Home Shield segment, which provides home warranties for household systems and appliances, reported a 16 percent increase in revenue and a 28 percent increase in Adjusted EBITDA for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Revenue

The revenue results reflect the impact of the HSA acquisition, a favorable product mix, and an increase in new unit sales. The impact of HSA, acquired on February 28, 2014, was an increase of approximately $10 million, from $5 million in the three months ended March 31, 2014 to $15 million in the three months ended March 31, 2015.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended March 31, 2014	$23
Impact of change in revenue	12
Lower technology costs	2
HSA selling and administrative expenses	(4)
Interest and net investment income	(5)
Other	1
Three Months Ended March 31, 2015	$29

The addition of selling and administrative expenses as a result of the HSA acquisition were offset, in part, by lower technology costs driven by the decision in the first quarter of 2014 to abandon its efforts to deploy a new operating system.

In the three months ended March 31, 2014, the segment’s Adjusted EBITDA included interest and net investment income from the American Home Shield investment portfolio of $5 million for which there was no similar amount recorded in the three months ended March 31, 2015.

Franchise Services Group Segment

The Franchise Services Group segment, which consists of the ServiceMaster Restore (disaster restoration), ServiceMaster Clean (janitorial), Merry Maids (residential cleaning), Furniture Medic (furniture repair) and AmeriSpec (home inspection) businesses, reported a two percent decrease in revenue and a six percent increase in Adjusted EBITDA for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Revenue

Revenue by service line is as follows:

	Three Months Ended		% of
	March 31,		Revenue
(In millions)	2015	2014	2015
Royalty Fees	$28	$29	47%
Company-Owned Merry Maids Branches	13	15	22%
Janitorial National Accounts	10	7	16%
Sales of Products	5	7	8%
Other	4	2	7%
Total revenue	$59	$60	100%

Royalty fees decreased three percent, primarily driven by lower disaster restoration services. Revenue from company-owned Merry Maids branches decreased 14 percent with approximately $1 million of the decline attributable to the conversion of certain locations to franchises in 2014 and 2015 and the remainder of the decline attributable to lower customer counts driven by a decline in the customer retention rate. Revenue from janitorial national accounts increased 35 percent, driven by strong sales activity. We intend to continue to focus on expanding our market share in janitorial national accounts. Sales of products decreased 26 percent, driven by lower franchisee demand.

In 2014, we began converting company-owned Merry Maids locations to franchises. We expect the conversions completed through March 31, 2015, as well as further conversions expected during the remainder of 2015, to result in further decreases in revenues from company-owned Merry Maids branches, which we expect will be offset, in part, by modest increases in royalty fees.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended March 31, 2014	$18
Impact of change in revenue	(1)
Other	2
Three Months Ended March 31, 2015	$19

The impact of the decrease in revenue on Adjusted EBITDA was driven by the decrease in royalty fees, revenue from company-owned Merry Maids branches and sales of products, offset, in part, by the increase in relatively low margin revenue from janitorial national accounts.

Corporate

Corporate reported comparable Adjusted EBITDA for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Each of the three month periods ended March 31, 2015 and 2014 include increased reserves in our automobile, general liability and workers’ compensation insurance program of $4 million driven by unfavorable claims trends. The unfavorable claims trends for the three months ended March 31, 2015 were driven by a charge of $3 million in connection with unasserted civil claims related to an incident at a resort in St. John in the U.S. Virgin Islands. The charge of $3 million is an amount equal to our insurance deductible under our general liability insurance program.

Discontinued Operations

Loss from discontinued operations, net of income taxes, for all periods presented includes the operating results of the previously sold businesses.

The operating results of discontinued operations are as follows:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Revenue	$—	$6
Cost of services rendered and products sold	—	12
Selling and administrative expenses	1	9
Goodwill and trade name impairment(1)	—	139
Restructuring charges	—	2
Loss before income taxes(1)	(1)	(155)
Benefit for income taxes(1)	—	(60)
Loss from discontinued operations, net of income taxes(1)	$—	$(95)

___________________________________

(1)

In the three months ended March 31, 2014, the Company recorded a pre-tax non-cash impairment charge of $139 million ($84 million, net of tax) associated with the trade name at its former TruGreen business, which is reported in Loss from discontinued operations, net of income taxes.

Liquidity and Capital Resources

Liquidity

We are highly leveraged, and a substantial portion of our liquidity needs are due to service requirements on our significant indebtedness. The agreements governing the 2020 Notes and the Credit Facilities contain covenants that limit or restrict the ability of SvM and certain of its subsidiaries to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of March 31, 2015, SvM was in compliance with the covenants under the agreements that were in effect on such date.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under our credit facilities. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. As of March 31, 2015, there were  $135 million of letters of credit outstanding and $165 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts.

Cash and short- and long-term marketable securities totaled $352 million as of March 31, 2015, compared with $495 million as of December 31, 2014. As described below, on February 17, 2015, SvM redeemed $190 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount using available cash. On April 1, 2015, SVM redeemed the remaining $200 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount using net proceeds from the Incremental Term Loans, together with cash on hand.

Cash and short- and long-term marketable securities include balances associated with regulatory requirements at American Home Shield. See “—Limitations on Distributions and Dividends by Subsidiaries.” American Home Shield’s investment portfolio has been invested in a combination of high-quality Debt securities and Equity securities. We closely monitor the performance of the investments. From time to time, we review the statutory reserve requirements to which our regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case we may adjust our reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles.

As of March 31, 2015, we had posted $129 million in letters of credit as collateral under our automobile, general liability and workers’ compensation insurance program, which were issued under SvM’s Revolving Credit Facility. Additionally, under the terms of our fuel swap contracts, we are required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances when required by the counterparty. As of March 31, 2015, the estimated fair value of our fuel swap contracts was a net liability of $4 million, and we had posted $6 million in letters of credit as collateral under our fuel hedging program, which were also issued under SvM’s Revolving Credit Facility. The continued use of letters of credit for this purpose in the future could limit SvM’s ability to post letters of credit for other purposes and could limit SvM’s borrowing availability under its revolving credit facilities. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity. We may from time to time repurchase or otherwise retire or extend our debt and/or take other steps to reduce our debt or otherwise improve our financial position, results of operations or cash flows. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and/or opportunistic refinancing of debt or the utilization of cash or marketable securities to satisfy collateral requirements. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding in our condensed consolidated financial statements.

Refinancing of Indebtedness

On February 17, 2015, SvM redeemed $190 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount using available cash. In connection with the partial redemption, we recorded a loss on extinguishment of debt of $13 million in the three months ended March 31, 2015, which includes a pre-payment premium of $11 million and the write-off of $2 million of debt issuance costs.

On April 1, 2015, SvM entered into the First Term Loan Amendment, which provides for Incremental Term Loans in an aggregate principal amount of $175 million. On April 1, 2015, SvM used the net proceeds from the Incremental Term Loans, together with cash on hand, to redeem the remaining outstanding $200 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount. In connection with the redemption, we expect to record a loss on extinguishment of debt of approximately $14 million in the second quarter of 2015, which includes a pre‑payment premium of $12 million and the write‑off of approximately $2 million of debt issuance costs.

Fleet and Equipment Financing Arrangements

SvM has entered into the Fleet Agreement which, among other things, allows us to obtain fleet vehicles through a leasing program. We expect to fulfill substantially all of our vehicle fleet needs in 2015 through the leasing program under the Fleet Agreement. For the three months ended March 31, 2015, we acquired $2 million of vehicles under the Fleet Agreement leasing program. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement. We anticipate that new lease financings under the Fleet Agreement for the full year 2015  will range from approximately $15 million to $25 million.

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

Furthermore, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payments of ordinary and extraordinary dividends by our home warranty and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of March 31, 2015, the total net assets subject to these third-party restrictions was $166 million. We expect that such limitations will be in effect for the remainder of 2015. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

We consider undistributed earnings of our foreign subsidiaries as of March 31, 2015 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $17 million and $20 million as of March 31, 2015 and December 31, 2014, respectively. We have not repatriated, nor do we anticipate the need to repatriate, funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized in the following table.

	Three Months Ended
	March 31,
(In millions)	2015	2014
Net cash provided from (used for):
Operating activities	$60	$21
Investing activities	(14)	(17)
Financing activities	(182)	(43)
Discontinued operations	(5)	(13)
Cash decrease during the period	$(141)	$(52)

Operating Activities

Net cash provided from operating activities from continuing operations increased  $39 million to $60 million for the three months ended March 31, 2015 compared to $21 million for the three months ended March 31, 2014.

Net cash provided from operating activities for the three months ended March 31, 2015 was comprised of $74 million in earnings adjusted for non-cash charges and a $5 million decrease in cash required for working capital (a $21 million decrease excluding the working capital impact of accrued interest, restructuring and taxes), offset, in part, by $11 million in payments for the call premium paid on the retirement of debt and $8 million in excess tax benefits from stock-based compensation expense.  For the three months ended March 31, 2015, working capital requirements were favorably impacted by seasonal activity, offset, in part, by the timing of interest payments on the 2020 Notes and incentive compensation payments related to 2014 performance.

Net cash provided from operating activities for the three months ended March 31, 2014 was comprised of $49 million in earnings adjusted for non-cash charges, offset, in part, by a $28 million increase in cash required for working capital (an $11 million decrease excluding the working capital impact of accrued interest, restructuring and taxes). Working capital requirements for the three months ended March 31, 2014 were adversely impacted by the timing of interest payments on the 2020 Notes and incentive compensation payments related to 2013 performance, offset, in part, by seasonal activity.

Investing Activities

Net cash used for investing activities from continuing operations was $14 million for the three months ended March 31, 2015 compared to $17 million for the three months ended March 31, 2014.

Capital expenditures decreased to $8 million for the three months ended March 31, 2015 from $14 million in the three months ended March 31, 2014 and included recurring capital needs and information technology projects. We anticipate capital expenditures for the full year 2015 will range from approximately $40 million to $50 million, reflecting recurring capital needs and the continuation of investments in information systems and productivity enhancing technology. We expect to fulfill our ongoing vehicle fleet needs through vehicle capital leases. We have no additional material capital commitments at this time.

Cash payments for acquisitions for the three months ended March 31, 2015 totaled $12 million, compared with $41 million for the three months ended March 31, 2014. On February 28, 2014, we acquired HSA for cash consideration of $32 million. Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. We expect to continue our tuck-in acquisition program at levels consistent with prior periods.

Cash flows provided from notes receivable, financial investments and securities, net, for the three months ended March 31, 2015 and 2014, were $5 million and $38 million, respectively, and were primarily driven by the maturity and sale of marketable securities at American Home Shield.

Financing Activities

Net cash used for financing activities from continuing operations was $182 million for the three months ended March 31, 2015 compared to $43 million for the three months ended March 31, 2014.

During the three months ended March 31, 2015, SvM borrowed an incremental $3 million, made scheduled principal payments on long-term debt of $10 million,  redeemed $190 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount using available cash and recognized $8 million in excess tax benefits from the exercise of stock options and vesting of RSUs. Additionally, Holdings received $8 million from the issuance of common stock and contributed $20 million to SvM during the three months ended March 31, 2015.

During the three months ended March 31, 2014, SvM made scheduled principal payments on long-term debt of $11 million and contributed $35 million to New TruGreen in connection with the TruGreen spin-off. Additionally, Holdings paid $3 million for the purchase of common stock and RSUs and received $6 million from the issuance of common stock during the three months ended March 31, 2014.

Contractual Obligations

Our 2014 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2014. We continue to make the contractually required payments, and, therefore, the 2015 obligations and commitments as listed in our 2014 Form 10-K have been reduced by the required payments. On February 17, 2015, SvM redeemed $190 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount using available cash. On April 1, 2015, SvM entered the First Term Loan Amendment, which provides for Incremental Term Loans in an aggregate principal amount of $175 million. On April 1, 2015, SvM used the net proceeds from the Incremental Term Loans, together with cash on hand, to redeem the remaining outstanding $200 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount. See “—Liquidity—Refinancing of Indebtedness” above for more details.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any significant off-balance sheet arrangements.

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

On March 25, 2015, the Company was informed that the United States Department of Justice initiated a criminal investigation into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands, resulting in serious injuries to four members of a family vacationing there. The U.S. Virgin Islands Department of Planning and Natural Resources is also investigating the matter, as is the EPA. The EPA has also requested information concerning the possible distribution, sale or use of methyl bromide in Puerto Rico. The extent of potential fines and other sanctions that the federal and local governmental authorities may impose, and the impact of any judicial, administrative or regulatory proceedings or other issues resulting from or related to the incident, including claims by third parties, investigation costs and reputational harm, is not currently known. The Company is in the process of investigating this matter and is fully cooperating with all relevant governmental authorities.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” in the 2014 Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above and “Risk Factors” below could cause actual results and outcomes to differ from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

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

Interest Rate Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. In our opinion, the market risk associated with debt obligations and other significant instruments as of March 31, 2015 has not materially changed from December 31, 2014 (see Item 7A of the 2014 Form 10-K).

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 11 million gallons of fuel in 2015. As of March 31, 2015, a ten percent change in fuel prices would result in a change of approximately $3 million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of March 31, 2015, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $17 million, maturing through 2015. The estimated fair value of these contracts as of March 31, 2015 was a net liability of $4 million. These fuel swap contracts provide a fixed price for approximately 54 percent of our estimated fuel usage for the remainder of 2015.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

ServiceMaster Global Holdings, Inc.

Holdings’ Chief Executive Officer, Robert J. Gillette, and Holdings’ Senior Vice President and Chief Financial Officer, Alan J. M. Haughie, have evaluated Holdings’ disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Gillette and Haughie have concluded that both the design and operation of Holdings’ disclosure controls and procedures were effective as of March 31, 2015.

The ServiceMaster Company, LLC

SvM’s Chief Executive Officer, Robert J. Gillette, and SvM’s Senior Vice President and Chief Financial Officer, Alan J. M. Haughie, have evaluated SvM’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Gillette and Haughie have concluded that both the design and operation of SvM’s disclosure controls and procedures were effective as of March 31, 2015.

(b) Changes in internal control over financial reporting

No changes in Holdings’ or SvM’s internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, Holdings’ or SvM’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 25, 2015, the Company was informed that the United States Department of Justice initiated a criminal investigation into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands, resulting in serious injuries to four members of a family vacationing there. The U.S. Virgin Islands Department of Planning and Natural Resources is also investigating the matter, as is the EPA. The EPA has also requested information concerning the possible distribution, sale or use of methyl bromide in Puerto Rico. The extent of potential fines and other sanctions that the federal and local governmental authorities may impose, and the impact of any judicial, administrative or regulatory proceedings or other issues resulting from or related to the incident, including claims by third parties, investigation costs and reputational harm, is not currently known. The Company is in the process of investigating this matter and is fully cooperating with all relevant governmental authorities.

In addition to the matter discussed above, in the ordinary course of conducting business activities, the Company and its subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured matters that are brought on an individual, collective, representative and class action basis, or other proceedings involving regulatory, employment, general and commercial liability, automobile liability, wage and hour, environmental and other matters. The Company has entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court or other approvals. If one or more of the Company’s settlements are not finally approved, the Company could have additional or different exposure, which could be material. Subject to the paragraph above,  the Company does not expect any of these proceedings to have a material effect on its reputation, business, financial position, results of operations or cash flows; however, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, financial position, results of operations and cash flows.

ITEM 1A. RISK FACTORS

We discuss in our 2014 Form 10-K and our other filings with the SEC various risks that may materially affect our business. Except as set forth below, there have been no material changes to the risk factors disclosed in the 2014 Form 10-K. The materialization of any risks and uncertainties set forth below or identified in Forward-Looking Statements contained in this report, together with those previously disclosed in the 2014 Form 10-K and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Information Regarding Forward-Looking Statements” above.

Compliance with, or violation of, environmental, health and safety laws and regulations, including laws pertaining to the use of pesticides could result in significant costs that adversely impact our reputation, business, financial position, results of operations and cash flows.

International, federal, state, provincial and local laws and regulations relating to environmental, health and safety matters affect us in several ways. In the United States, products containing pesticides generally must be registered with the EPA and similar state agencies before they can be sold or applied. The failure to obtain or the cancellation of any such registration, or the withdrawal from the market place of such pesticides, could have an adverse effect on our business, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The pesticides we use are manufactured by independent third parties and are evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a pesticide we use will be limited or will not be re‑registered for use in the United States. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations.

In addition, the use of certain pesticide products is regulated by various international, federal, state, provincial and local environmental and public health agencies. Although we strive to comply with such laws and regulations and have processes in place designed to achieve compliance, given our dispersed locations, distributed operations and numerous associates, we may be unable to prevent violations of these or other laws and regulations from occurring. Even if we are able to comply with all such laws and regulations and obtain all necessary registrations and licenses, the pesticides or other products we apply or use, or the manner in which we apply or use them, could be alleged to cause injury to the environment, to people or to animals, or such products could be banned in certain circumstances. The laws and regulations may also apply to third‑party vendors who are hired to repair or remediate property and who may fail to comply with environmental laws, health and safety laws and regulations and subject us to risk of legal exposure. The costs of compliance, non‑compliance, investigation, remediation, combating reputational harm or defending civil or criminal proceedings, products liability, personal injury or other lawsuits could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

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

On March 25, 2015, the Company was informed that the United States Department of Justice initiated a criminal investigation into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands, resulting in serious injuries to four members of a family vacationing there. The U.S. Virgin Islands Department of Planning and Natural Resources is also investigating the matter, as is the EPA. The EPA has also requested information concerning the possible distribution, sale or use of methyl bromide in Puerto Rico.  The extent of potential fines and other sanctions that the federal and local governmental authorities may impose, and the impact of any judicial, administrative or regulatory proceedings or other issues resulting from or related to the incident, including claims by third parties, investigation costs and reputational harm, is not currently known. The Company is in the process of investigating this matter and is fully cooperating with all relevant governmental authorities.

ITEM 2.  UNREGISTERED SALES OF REGISTERED SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Maximum number
			Total number of	(or approximate
			shares purchased as	dollar value) of shares
			part of publicly	that may yet be
	Total number of	Average price	announced plans or	purchased under the
Period	shares purchased(1)	paid per share	programs	plans or programs
Jan. 1, 2015 through Jan. 31, 2015	2,096	$26.77	N/A	N/A
Feb. 1, 2015 through Feb. 28, 2015	—	$—	N/A	N/A
Mar. 1, 2015 through Mar. 31, 2015	—	$—	N/A	N/A
Total	2,096	$26.77	N/A	N/A

___________________________________

(1)	All shares were acquired from employees upon net settlement of deferred stock units to cover withholding tax obligations.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1#

First Term Loan Amendment, dated as of April 1, 2015, to the Credit Agreement, dated as of July 1, 2014, among The ServiceMaster Company, LLC and the incremental term lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders and the other parties party thereto.

10.2

Form of Employee Stock Option Agreement under the ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan for awards granted on and after February 24, 2015, is incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K for the year ended December 31, 2014.

10.3

Form of Employee Restricted Stock Unit Agreement under the ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan for awards granted on and after February 24, 2015, is incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K for the year ended December 31, 2014.

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

Date: May 4, 2015

SERVICEMASTER GLOBAL HOLDINGS, INC.
(Registrant)

	By:	/s/ Alan J. M. Haughie
Alan J. M. Haughie
Senior Vice President and Chief Financial Officer

Date: May 4, 2015

THE SERVICEMASTER COMPANY, LLC
(Registrant)

	By:	/s/ Alan J. M. Haughie
Alan J. M. Haughie
Senior Vice President and Chief Financial Officer