Form 10-Q
period 2015-06-30
SERVICEMASTER GLOBAL HOLDINGS INC; SERVICEMASTER CO, LLC
filed 2015-08-05
CIK 1428875, 1052045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

ServiceMaster Global Holdings, Inc.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
The ServiceMaster Company, LLC
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

ServiceMaster Global Holdings, Inc.	Yes ☐ No ☒
The ServiceMaster Company, LLC	Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of July 31, 2015:

ServiceMaster Global Holdings, Inc.	135,195,492 shares of common stock, par value $0.01 per share

The ServiceMaster Company, LLC is a privately held limited liability company, and its membership interests are not publicly traded. At July 31, 2015, all of the registrant’s membership interests were owned by CDRSVM Holding, LLC.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Holdings		SvM
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$716	$683	$716	$683
Cost of services rendered and products sold	365	351	365	351
Selling and administrative expenses	182	178	182	177
Amortization expense	12	14	12	14
Impairment of software and other related costs	—	(1)	—	(1)
Restructuring charges	—	1	—	1
Gain on sale of Merry Maids branches	(2)	—	(2)	—
Interest expense	42	61	42	61
Interest and net investment income	(7)	(1)	(7)	(1)
Loss on extinguishment of debt	14	—	14	—
Income from Continuing Operations before Income Taxes	109	80	109	81
Provision for income taxes	42	38	42	38
Income from Continuing Operations	67	42	67	43
Loss from discontinued operations, net of income taxes	—	(2)	—	(2)
Net Income	$67	$40	$67	$41
Total Comprehensive Income	$65	$42	$65	$43
Weighted-average common shares outstanding - Basic	134.9	91.9
Weighted-average common shares outstanding - Diluted	136.5	92.2
Basic Earnings (Loss) Per Share:
Income from Continuing Operations	$0.50	$0.46
Loss from discontinued operations, net of income taxes	—	(0.02)
Net Income	0.49	0.44
Diluted Earnings (Loss) Per Share:
Income from Continuing Operations	$0.49	$0.46
Loss from discontinued operations, net of income taxes	—	(0.02)
Net Income	0.49	0.44

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In millions, except per share data)

	Holdings		SvM
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$1,288	$1,216	$1,288	$1,216
Cost of services rendered and products sold	668	639	668	639
Selling and administrative expenses	334	329	334	328
Amortization expense	25	27	25	27
Impairment of software and other related costs	—	47	—	47
Restructuring charges	2	6	2	6
Gain on sale of Merry Maids branches	(3)	—	(3)	—
Interest expense	88	122	88	122
Interest and net investment income	(7)	(7)	(7)	(7)
Loss on extinguishment of debt	27	—	27	—
Income from Continuing Operations before Income Taxes	154	53	154	54
Provision for income taxes	59	29	59	29
Income from Continuing Operations	95	24	95	25
Loss from discontinued operations, net of income taxes	(1)	(97)	(1)	(97)
Net Income (Loss)	$94	$(73)	$94	$(72)
Total Comprehensive Income (Loss )	$88	$(74)	$88	$(74)
Weighted-average common shares outstanding - Basic	134.7	91.8
Weighted-average common shares outstanding - Diluted	136.3	92.1
Basic Earnings (Loss) Per Share:
Income from Continuing Operations	$0.71	$0.26
Loss from discontinued operations, net of income taxes	(0.01)	(1.06)
Net Income (Loss)	0.70	(0.79)
Diluted Earnings (Loss) Per Share:
Income from Continuing Operations	$0.70	$0.26
Loss from discontinued operations, net of income taxes	(0.01)	(1.05)
Net Income (Loss)	0.69	(0.79)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except per share data)

	Holdings		SvM
	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014
Assets:
Current Assets:
Cash and cash equivalents	$361	$389	$348	$368
Marketable securities	23	19	23	19
Receivables, less allowances of $25 and $25, respectively	476	441	476	441
Inventories	40	42	40	42
Prepaid expenses and other assets	50	44	50	44
Deferred customer acquisition costs	34	35	34	35
Deferred taxes	66	76	77	97
Total Current Assets	1,049	1,044	1,048	1,045
Property and Equipment:
At cost	392	369	392	369
Less: accumulated depreciation	(253)	(233)	(253)	(233)
Net Property and Equipment	139	136	139	136
Other Assets:
Goodwill	2,080	2,069	2,080	2,069
Intangible assets, primarily trade names, service marks and trademarks, net	1,677	1,696	1,677	1,696
Notes receivable	30	26	30	26
Long-term marketable securities	61	88	61	88
Other assets	43	41	43	41
Debt issuance costs	28	34	28	34
Total Assets	$5,108	$5,134	$5,107	$5,135
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$116	$84	$116	$84
Accrued liabilities:
Payroll and related expenses	61	82	60	80
Self-insured claims and related expenses	119	92	119	92
Accrued interest payable	22	34	22	34
Other	67	51	57	51
Deferred revenue	541	514	541	514
Liabilities of discontinued operations	4	9	4	9
Current portion of long-term debt	41	39	41	39
Total Current Liabilities	972	905	961	902
Long-Term Debt	2,797	3,017	2,797	3,017
Other Long-Term Liabilities:
Deferred taxes	717	715	716	715
Other long-term obligations, primarily self-insured claims	149	138	149	138
Total Other Long-Term Liabilities	866	854	865	853
Commitments and Contingencies (See Note 4)
Shareholders’ Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 142,787,730 shares issued and 135,146,287 outstanding at June 30, 2015 and 141,731,682 shares issued and 134,092,335 outstanding at December 31, 2014)	2	2	—	—
Additional paid-in capital	2,234	2,207	2,164	2,129
Retained deficit	(1,626)	(1,720)	(1,665)	(1,759)
Accumulated other comprehensive loss	(15)	(8)	(15)	(8)
Less common stock held in treasury, at cost (7,641,443 shares at June 30, 2015 and 7,639,347 shares at December 31, 2014)	(122)	(122)	—	—
Total Shareholders' Equity	473	359	484	362
Total Liabilities and Shareholders' Equity	$5,108	$5,134	$5,107	$5,135

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Holdings		SvM
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cash and Cash Equivalents at Beginning of Period	$389	$484	$368	$476
Cash Flows from Operating Activities from Continuing Operations:
Net Income (Loss)	94	(73)	94	(72)
Adjustments to reconcile net loss to net cash provided from operating activities:
Loss from discontinued operations, net of income taxes	1	97	1	97
Depreciation expense	23	24	23	24
Amortization expense	25	27	25	27
Amortization of debt issuance costs	3	5	3	5
Impairment of software and other related costs	—	47	—	47
Gain on sale of Merry Maids branches	(3)	—	(3)	—
Loss on extinguishment of debt	27	—	27	—
Call premium paid on retirement of debt	(23)	—	(23)	—
Deferred income tax provision	23	22	33	23
Stock-based compensation expense	5	3	5	3
Excess tax benefits from stock-based compensation	(10)	—	(10)	—
Gain on sales of marketable securities	(6)	(4)	(6)	(4)
Other	4	1	4	—
Change in working capital, net of acquisitions:
Receivables	(31)	(29)	(31)	(32)
Inventories and other current assets	(3)	(20)	(3)	(15)
Accounts payable	35	14	35	14
Deferred revenue	28	27	28	27
Accrued liabilities	5	16	6	13
Accrued interest payable	(12)	(4)	(12)	(4)
Accrued restructuring charges	(3)	1	(3)	1
Current income taxes	29	(3)	18	(3)
Net Cash Provided from Operating Activities from Continuing Operations	210	149	211	149
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(20)	(26)	(20)	(26)
Sale of equipment and other assets	4	1	4	1
Other business acquisitions, net of cash acquired	(19)	(41)	(19)	(41)
Notes receivable, financial investments and securities, net	15	30	15	30
Notes receivable from affiliate	—	—	—	(2)
Net Cash Used for Investing Activities from Continuing Operations	(20)	(36)	(20)	(38)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	178	—	178	—
Payments of debt	(411)	(22)	(411)	(22)
Debt issuance costs paid	(2)	—	(2)	—
Contribution to TruGreen Holding Corporation	—	(35)	—	(35)
Contribution from Holdings	—	—	20	—
Repurchase of common stock and RSU vesting	—	(4)	—	—
Issuance of common stock	13	7	—	—
Excess tax benefits from stock-based compensation	10	—	10	—
Net Cash Used for Financing Activities from Continuing Operations	(213)	(54)	(205)	(57)
Cash Flows from Discontinued Operations:
Cash used for operating activities	(6)	(10)	(6)	(10)
Cash used for investing activities	—	(2)	—	(2)
Cash used for financing activities	—	(3)	—	(3)
Net Cash Used for Discontinued Operations	(6)	(15)	(6)	(15)
Cash (Decrease) Increase During the Period	(28)	44	(19)	39
Cash and Cash Equivalents at End of Period	$361	$528	$348	$515

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

Secondary Public Offerings

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

On May 27, 2015, Holdings’ registration statement on Form S-1 was declared effective by the SEC for a secondary offering of its common stock. Holdings registered on behalf of certain stockholders the offering and sale of 20,000,000 shares of common stock and an additional 3,000,000 shares of common stock sold to the underwriters pursuant to an option to purchase additional shares. On June 2, 2015, the selling stockholders completed the offering of 20,000,000 shares of common stock at a price of $34.00 per share. On June 12, 2015, the selling stockholders completed the offering of an additional 3,000,000 shares of common stock at a price of $34.00 per share pursuant to the underwriters’ option to purchase additional shares.

Holdings did not receive any of the proceeds from the aggregate 51,750,000 shares of common stock sold by the selling stockholders.

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

The Company has franchise agreements in its Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. Franchise revenue (which in the aggregate represents approximately five  percent of annual consolidated revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee’s customer-level revenue. Monthly fee revenue is recognized when the related customer-level revenue generating activity is performed by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise or a license. These initial franchise or license fees are pre-established fixed amounts and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations were $19 million for each of the three month periods ended June 30, 2015 and 2014 and $36 million for each of the six month periods ended June 30, 2015 and 2014. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s condensed consolidated financial statements for all periods.

Revenues are presented net of sales taxes collected and remitted to government taxing authorities on the condensed consolidated statements of operations and comprehensive income (loss).

The Company had $541 million and $514 million of deferred revenue as of June 30, 2015 and December 31, 2014, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home warranties, termite baiting, termite inspection and pest control services.

Deferred Customer Acquisition Costs

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale. Deferred customer acquisition costs amounted to $34 million and $35 million as of June 30, 2015 and December 31, 2014, respectively.

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

Depreciation of property and equipment, including depreciation of assets held under capital leases, was $11 million and $12 million for the three months ended June 30, 2015 and 2014, respectively, and $23 million and $24 million for the six months ended June 30, 2015 and 2014, respectively.

The Company recorded an impairment charge of $47 million ($28 million, net of tax) in the six months ended June 30, 2014 relating to its decision in the first quarter of 2014 to abandon its efforts to deploy a new operating system at American Home Shield. This impairment represented an adjustment of the carrying value of the asset to its estimated fair value of zero on a non-recurring basis.

The Company’s goodwill is assigned to four reporting units: Terminix, American Home Shield, ServiceMaster Clean and Merry Maids. The October 1, 2014 estimated fair values for all reporting units except Merry Maids were significantly in excess of their respective carrying values. The estimated fair value of the Merry Maids reporting unit exceeded its carrying value by 3 percent. As of October 1, 2014, the Company has assigned $54 million of the Company’s goodwill to the Merry Maids reporting unit. Key assumptions in determining the estimated fair value of the Merry Maids reporting unit include the assumed discount rate and expected future cash flows. Any increase in the assumed discount rate, decrease in expected future cash flows or adverse changes in any of the other assumptions used in the impairment test would result in a decline in the estimated fair value of the Merry Maids reporting unit and may result in an impairment. It is possible that such impairment, if required, could be material.

Restricted Net Assets

There are third-party restrictions on the ability of certain of the Company’s subsidiaries to transfer funds to the Company. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at the ServiceMaster Acceptance Company Limited Partnership (“SMAC”), our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units. The payments of ordinary and extraordinary dividends by the Company’s home warranty and similar subsidiaries (through which the Company conducts its American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to the Company. As of June 30, 2015, the total net assets subject to these third-party restrictions was $179 million. None of the Company’s subsidiaries are obligated to make funds available to the Company through the payment of dividends.

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

Holdings’ board of directors and our management intended all options granted to be exercisable, at a price per share not less than the per share fair value of our common stock on the date of grant. We grant options to participants with an exercise price equal to the then current fair value of the common stock.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This model supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Entities have the option of using either a full retrospective or modified approach to adopt the guidance. The amendments in ASU 2014-09 must be applied using either the retrospective or cumulative effect transition method and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim period within those years, beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-09.

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

Note 3. Restructuring Charges

The Company incurred restructuring charges of $1 million ($1 million, net of tax) for the three months ended June 30, 2014, and $2 million ($1 million, net of tax) and $6 million ($3 million, net of tax) for the six months ended June 30, 2015 and 2014, respectively.  There were no restructuring charges recorded in the three months ended June 30, 2015. Restructuring charges were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Terminix branch optimization(1)	$—	$1	$1	$2
Franchise services group reorganization(2)	—	—	1	—
Corporate(3)	—	—	—	4
Total restructuring charges	$—	$1	$2	$6

___________________________________

(1)	For the three months ended June 30, 2014, these charges included lease termination costs. For the six months ended June 30, 2015 and 2014, these charges included lease termination and severance costs.
(2)	For the six months ended June 30, 2015, these charges included severance costs.
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

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities—Other on the condensed consolidated statements of financial position, is presented as follows:

Accrued
Restructuring
(In millions)	Charges
Balance as of December 31, 2014	$4
Costs incurred	2
Costs paid or otherwise settled	(5)
Balance as of June 30, 2015	$2

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

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2014	$104
Provision for self-insured claims	20
Cash payments	(14)
Balance as of June 30, 2015	$110

Balance as of December 31, 2013	$101
Provision for self-insured claims	23
Cash payments	(18)
Balance as of June 30, 2014	$106

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

On March 25, 2015, the Company was informed that the United States Department of Justice initiated a criminal investigation into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands, resulting in serious injuries to four members of a family vacationing there. The U.S. Virgin Islands Department of Planning and Natural Resources is also investigating the matter, as is the United States Environmental Protection Agency (the “EPA”). The EPA has also requested information concerning the possible distribution, sale or use of methyl bromide in Puerto Rico. The extent of potential fines and other sanctions that the federal and local governmental authorities may impose, and the impact of any judicial, administrative or regulatory proceedings or other issues resulting from or related to the incident, including claims by third parties, investigation costs and reputational harm, is not currently known. The Company is in the process of investigating this matter and is fully cooperating with all relevant governmental authorities. In the six months ended June 30, 2015, the Company recorded a charge of $3 million in connection with unasserted civil claims related to the foregoing matter, an amount equal to the Company’s insurance deductible under its general liability insurance program. The range of any potential criminal or other penalties or governmental fines or sanctions is not currently known or reasonably estimable.

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

Note 5. Goodwill and Intangible Assets

Goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. There were no goodwill or trade name impairment charges recorded in continuing operations in the three and six months ended June 30, 2015 and 2014. There were no accumulated impairment losses recorded in continuing operations as of June 30, 2015.

The table below summarizes the goodwill balances for continuing operations by reportable segment:

		American	Franchise
(In millions)	Terminix	Home Shield	Services Group	Total
Balance as of December 31, 2014	$1,497	$381	$191	$2,069
Acquisitions	16	—	—	16
Disposals	—	—	(3)	(3)
Other (1)	(2)	—	—	(2)
Balance as of June 30, 2015	$1,511	$381	$188	$2,080

___________________________________

(1)	Reflects the impact of foreign exchange rates.

The table below summarizes the other intangible asset balances for continuing operations:

	Estimated
	Remaining	As of June 30, 2015			As of December 31, 2014
	Useful Lives		Accumulated			Accumulated
(In millions)	(Years)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	N/A	$1,608	$—	$1,608	$1,608	$—	$1,608
Customer relationships	3 - 10	538	(510)	29	533	(489)	44
Franchise agreements	20 - 25	88	(61)	27	88	(59)	29
Other	4 - 30	47	(34)	13	47	(32)	15
Total		$2,281	$(604)	$1,677	$2,277	$(581)	$1,696

___________________________________

(1)	Not subject to amortization.

For the existing intangible assets, the Company anticipates amortization expense for the remainder of 2015 and each of the next five years of $11 million, $16 million, $12 million, $8 million, $4 million and $3 million, respectively.

In the six months ended June 30, 2014, the Company recorded a pre-tax non-cash impairment charge of $139 million ($84 million, net of tax) associated with the trade name at its former TruGreen business, which is reported in Loss from discontinued operations, net of income taxes.

Note 6. Stock-Based Compensation

For the three months ended June 30, 2015 and 2014, the Company recognized stock-based compensation expense of $2 million ($2 million, net of tax) and $1 million ($1 million, net of tax), respectively. For the six months ended June 30, 2015 and 2014, the Company recognized stock-based compensation expense of $5 million ($3 million, net of tax) and $3 million ($2 million, net of tax), respectively. As of June 30, 2015, there was $24 million of total unrecognized compensation costs related to non-vested stock options and RSUs granted under the Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan (“MSIP”) and Omnibus Incentive Plan. These remaining costs are expected to be recognized over a weighted-average period of 2.49 years.

On February 24, 2015, Holdings’ board of directors approved and recommended for approval by Holdings’ stockholders the ServiceMaster Global Holdings, Inc. Employee Stock Purchase Plan (the "Employee Stock Purchase Plan"), which will be effective for periods commencing July 1, 2015. The Employee Stock Purchase Plan is intended to qualify for the favorable tax treatment under Section 423 of the Internal Revenue Code of 1986. Under the plan, eligible employees of the Company may purchase common stock, subject to Internal Revenue Service limits, during pre-specified offering periods at a discount established by the Company not to exceed 10 percent of the then-current fair market value. On April 27, 2015, Holdings’ stockholders approved the Employee Stock Purchase Plan with a maximum of one million shares of common stock authorized for sale under the plan.

Note 7. Comprehensive Income (Loss)

Comprehensive income (loss), which primarily includes net income (loss), unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation is disclosed in the condensed consolidated statements of operations and comprehensive income (loss).

The following tables summarize the activity in accumulated other comprehensive income (loss), net of the related tax effects.

		Unrealized
		Gains on
	Unrealized	Available	Foreign
	Losses on	-for-Sale	Currency
(In millions)	Derivatives	Securities	Translation	Total
Balance as of December 31, 2014	$(6)	$6	$(8)	$(8)
Other comprehensive loss before reclassifications:
Pre-tax amount	(6)	—	(3)	(9)
Tax benefit	(2)	—	—	(2)
After-tax amount	(4)	—	(3)	(6)
Amounts reclassified from accumulated other comprehensive income(1)	3	(4)	—	(1)
Net current period other comprehensive loss	(1)	(3)	(3)	(7)
Balance as of June 30, 2015	$(6)	$2	$(10)	$(15)

Balance as of December 31, 2013	$—	$7	$—	$7
Other comprehensive income before reclassifications:
Pre-tax amount	—	3	—	3
Tax provision	—	1	—	1
After-tax amount	—	2	—	2
Amounts reclassified from accumulated other comprehensive income(1)	—	(3)	—	(3)
Net current period other comprehensive loss	—	(1)	—	(1)
Spin-off of the former TruGreen business	—	—	(2)	(2)
Balance as of June 30, 2014	$—	$6	$(2)	$4

___________________________________

(1)	Amounts are net of tax. See reclassifications out of accumulated other comprehensive income (loss) below for further details.

Reclassifications out of accumulated other comprehensive income (loss) included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income
	Three Months Ended		Six Months Ended		Condensed Consolidated Statements of
	June 30,		June 30,		Operations and Comprehensive Income (Loss)
(In millions)	2015	2014	2015	2014	Location
Losses on derivatives:
Fuel swap contracts	$(1)	$—	$(3)	$—	Cost of services rendered and products sold
Interest rate swap contracts	(2)	—	(2)	—	Interest expense
Net losses on derivatives	(3)	—	(5)	—
Impact of income taxes	1	—	2	—	Provision for income taxes
Total reclassifications related to derivatives	$(2)	$—	$(3)	$—
Gains on available-for-sale securities	$6	$—	$6	$4	Interest and net investment income
Impact of income taxes	(2)	—	(2)	(1)	Provision for income taxes
Total reclassifications related to securities	$4	$—	$4	$3
Total reclassifications for the period	$2	$—	$1	$3

Note 8. Supplemental Cash Flow Information

Supplemental information relating to the condensed consolidated statements of cash flows is presented in the following table:

	Six Months Ended
	June 30,
(In millions)	2015	2014
Cash paid for or (received from):
Interest expense	$93	$117
Interest and dividend income	(1)	(2)
Income taxes, net of refunds	6	9

The Company acquired $9 million and $8 million of property and equipment through capital leases and other non-cash  financing transactions in each of the six month periods ended June 30, 2015 and 2014, respectively, which have been excluded from the condensed consolidated statements of cash flows as non-cash investing and financing activities.

Note 9. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the condensed consolidated statements of financial position. As of June 30, 2015 and December 31, 2014, the Company’s investments consisted primarily of domestic publicly traded debt and certificates of deposit (”Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross unrealized gains and losses of the Company’s short- and long-term investments in Debt and Equity securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
Available-for-sale and trading securities, June 30, 2015:
Debt securities	$62	$1	$—	$63
Equity securities	19	3	(1)	21
Total securities	$81	$4	$(1)	$84
Available-for-sale and trading securities, December 31, 2014:
Debt securities	$65	$1	$—	$66
Equity securities	33	9	(1)	41
Total securities	$98	$10	$(1)	$107
There were no unrealized losses which had been in a loss position for more than one year as of June 30, 2015 and December 31, 2014. The aggregate fair value of the investments with unrealized losses was $27 million and $29 million as of June 30, 2015 and December 31, 2014, respectively.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The table below summarizes proceeds, gross realized gains and gross realized losses resulting from sales of available-for-sale securities. There were no impairment charges due to other than temporary declines in the value of certain investments for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Proceeds from sale of securities	$20	$1	$20	$43
Gross realized gains, pre-tax	6	—	6	5
Gross realized gains, net of tax	4	—	4	3
Gross realized losses, pre-tax	—	—	—	(1)
Gross realized losses, net of tax	—	—	—	—

Note 10. Long-Term Debt

Long-term debt is summarized in the following table:

	As of	As of
	June 30,	December 31,
(In millions)	2015	2014
Senior secured term loan facility maturing in 2021(1)	1,970	1,803
7.00% senior notes maturing in 2020	488	488
8.00% senior notes maturing in 2020(2)	—	391
Revolving credit facility maturing in 2019	—	—
7.10% notes maturing in 2018(3)	74	73
7.45% notes maturing in 2027(3)	163	161
7.25% notes maturing in 2038(3)	64	64
Vehicle capital leases(4)	42	39
Other	37	37
Less current portion	(41)	(39)
Total long-term debt	$2,797	$3,017

___________________________________

(1)	As of June 30, 2015 and December 31, 2014, presented net of $16 million and $17 million, respectively, in unamortized original issue discount.
(2)	As of December 31, 2014, includes $1 million in unamortized premium received on the sale of $100 million aggregate principal amount of such notes.
(3)

As of June 30, 2015 and December 31, 2014, collectively presented net of $56 million and $59 million, respectively, of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

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

Refinancing of Indebtedness

On February 17, 2015, SvM redeemed $190 million in aggregate principal amount of its outstanding 8 percent senior notes due February 15, 2020 (the “8% 2020 Notes”) at a redemption price of 106.0% of the principal amount using available cash. In connection with the partial redemption, we recorded a loss on extinguishment of debt of $13 million in the six months ended June 30, 2015, which includes a pre-payment premium of $11 million and the write-off of $2 million of debt issuance costs.

On April 1, 2015, SvM entered into a first amendment (the “First Term Loan Amendment”) which amends the Credit Agreement governing SvM’s $1,825 million term loan facility maturing July 1, 2021 (the “Term Loan Facility”) and $300 million revolving credit facility maturing July 1, 2019 (the “Revolving Credit Facility”) (together with the Term Loan Facility, the “Credit Facilities”). The First Term Loan Amendment provides for incremental term loans (the “Incremental Term Loans”) under the Term Loan Facility in an aggregate principal amount of $175 million. On April 1, 2015, SvM used the net proceeds from the Incremental Term Loans, together with cash on hand, to redeem the remaining outstanding $200 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount. In connection with the redemption, we recorded a loss on extinguishment of debt of $14 million in the three and six months ended June 30, 2015, which includes a pre‑payment premium of $12 million and the write‑off of $2 million of debt issuance costs.

On July 16, 2015, SvM issued a notice of conditional redemption to redeem the remaining outstanding $488 million in aggregate principal amount of its outstanding 7 percent senior notes due August 15, 2020 (the “7% 2020 Notes”) at a redemption price of 105.25% of the principal amount thereof on August 17, 2015, assuming the conditions are satisfied on or prior to August 17, 2015. SvM intends to fund the redemption using a combination of cash and approximately $400 million of incremental term loan borrowings under its Term Loan Facility for which it is seeking commitments. In connection with the redemption, we expect to record a loss on extinguishment of debt of approximately $31 million in the three months ended September 30, 2015, which includes a pre-payment premium of approximately $25 million and the write-off of approximately $6 million in debt issuance costs. No assurances can be given that this transaction will be completed.

Interest Rate Swaps

Interest rate swap agreements in effect as of June 30, 2015 are as follows:

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

During the six months ended June 30, 2015, the Company completed several pest control and termite acquisitions. The total purchase price for these acquisitions was $23 million. The Company recorded goodwill of $16 million and other intangibles of $6 million related to these acquisitions.

On February 28, 2014, the Company acquired Home Security of America, Inc. (“HSA”), based in Madison, Wisconsin. The total purchase price for this acquisition was $32 million. The Company recorded goodwill of $34 million and other intangibles of $18 million related to this acquisition.

During the six months ended June 30, 2014, the Company completed several pest control, termite and franchise acquisitions. The total purchase price for these acquisitions was $12 million. The Company recorded goodwill of $8 million and other intangibles of $4 million related to these acquisitions.

Supplemental cash flow information regarding the Company’s acquisitions is as follows:

	Six Months Ended
	June 30,
(In millions)	2015	2014
Assets acquired	$23	$78
Liabilities assumed	—	(34)
Net assets acquired	$23	$44

Net cash paid	$19	$41
Seller financed debt	4	3
Purchase price	$23	$44

Note 12. Discontinued Operations

Loss from discontinued operations, net of income taxes, for all periods presented includes the operating results of the previously sold businesses.

The operating results of discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Revenue	$—	$—	$—	$6
Cost of services rendered and products sold	—	—	—	12
Selling and administrative expenses	1	3	1	12
Goodwill and trade name impairment(1)	—	—	—	139
Restructuring charges	—	—	—	2
Loss before income taxes(1)	(1)	(4)	(1)	(159)
Benefit for income taxes(1)	—	(2)	(1)	(62)
Loss from discontinued operations, net of income taxes(1)	$—	$(2)	$(1)	$(97)

___________________________________

(1)

In the six months ended June 30, 2014, the Company recorded a pre-tax non-cash impairment charge of $139 million ($84 million, net of tax) associated with the trade name at its former TruGreen business, which is reported in Loss from discontinued operations, net of income taxes.

The table below summarizes the activity during the six months ended June 30, 2015 for the remaining liabilities of previously sold businesses. The remaining obligations primarily relate to legal and other reserves. The Company believes that the remaining reserves continue to be adequate and reasonable.

Liabilities of
Discontinued
(In millions)	Operations
Balance as of December 31, 2014	$9
Costs incurred	1
Costs paid or otherwise settled	(6)
Balance as of June 30, 2015	$4

Note 13. Income Taxes

As of June 30, 2015 and December 31, 2014, the Company had $15 million and $13 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). The Company currently estimates that, as a result of pending tax settlements and expiration of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $1 million during the next 12 months.

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

The effective tax rate on income from continuing operations was 38.7 percent for the three months ended June 30, 2015 compared to 47.2 percent for the three months ended June 30, 2014. The effective tax rate on income from continuing operations for the three months ended June 30, 2014 was affected by various discrete events, including an adjustment to deferred state taxes resulting from changes in our state apportionment factors.

The effective tax rate on income from continuing operations was 38.2 percent for the six months ended June 30, 2015 compared to 54.4 percent for the six months ended June 30, 2014. The effective tax rate on income from continuing operations for the six months ended June 30, 2014 was affected by various discrete events, including an adjustment to deferred state taxes resulting from changes in our state apportionment factors primarily attributable to the TruGreen Spin-off.

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

The Company uses Reportable Segment Adjusted EBITDA as its measure of segment profitability. Accordingly, the CODM evaluates performance and allocates resources based primarily on Reportable Segment Adjusted EBITDA. Reportable Segment Adjusted EBITDA is defined as net income (loss) before: unallocated corporate expenses; income (loss) from discontinued operations, net of income taxes; provision (benefit) for income taxes; gain (loss) on extinguishment of debt; interest expense; depreciation and amortization expense; non-cash impairment of software and other related costs; non-cash impairment of property and equipment; non-cash stock-based compensation expense; restructuring charges; gain on sale of Merry Maids branches; management and consulting fees; consulting agreement termination fees; and other non-operating expenses. The Company’s definition of Reportable Segment Adjusted EBITDA may not be calculated or comparable to similarly titled measures of other companies. We believe Reportable Segment Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives, consulting agreements and equity-based, long-term incentive plans.

Information for continuing operations for each reportable segment and Corporate is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Revenue:
Terminix	$395	$376	$731	$696
American Home Shield	261	241	436	393
Franchise Services Group	60	64	120	124
Reportable Segment Revenue	$716	$681	$1,286	$1,213
Corporate	1	2	1	3
Total Revenue	$716	$683	$1,288	$1,216

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Reportable Segment Adjusted EBITDA:(1)
Terminix	$101	$93	$190	$171
American Home Shield	71	61	100	83
Franchise Services Group	20	21	39	38
Reportable Segment Adjusted EBITDA	$192	$175	$328	$292

___________________________________

(1)	Presented below is a reconciliation of Reportable Segment Adjusted EBITDA to Net Income:

	Holdings		SvM
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Reportable Segment Adjusted EBITDA:
Terminix	$101	$93	$101	$93
American Home Shield	71	61	71	61
Franchise Services Group	20	21	20	21
Reportable Segment Adjusted EBITDA	$192	$175	$192	$175
Unallocated corporate expenses	$(1)	$(4)	$(1)	$(4)
Depreciation and amortization expense	(24)	(26)	(24)	(26)
Non-cash impairment of software and other related costs	—	1	—	1
Non-cash stock-based compensation expense	(2)	(1)	(2)	(1)
Restructuring charges	—	(1)	—	(1)
Gain on sale of Merry Maids branches	2	—	2	—
Management and consulting fees	—	(2)	—	(2)
Loss from discontinued operations, net of income taxes	—	(2)	—	(2)
Provision for income taxes	(42)	(38)	(42)	(38)
Loss on extinguishment of debt	(14)	—	(14)	—
Interest expense	(42)	(61)	(42)	(61)
Other	(1)	(1)	(1)	—
Net Income	$67	$40	$67	$41

	Holdings		SvM
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Reportable Segment Adjusted EBITDA:
Terminix	$190	$171	$190	$171
American Home Shield	100	83	100	83
Franchise Services Group	39	38	39	38
Reportable Segment Adjusted EBITDA	$328	$292	$328	$292
Unallocated corporate expenses	$(5)	$(6)	$(5)	$(6)
Depreciation and amortization expense	(48)	(51)	(48)	(51)
Non-cash impairment of software and other related costs	—	(47)	—	(47)
Non-cash stock-based compensation expense	(5)	(3)	(5)	(3)
Restructuring charges	(2)	(6)	(2)	(6)
Gain on sale of Merry Maids branches	3	—	3	—
Management and consulting fees	—	(4)	—	(4)
Loss from discontinued operations, net of income taxes	(1)	(97)	(1)	(97)
Provision for income taxes	(59)	(29)	(59)	(29)
Loss on extinguishment of debt	(27)	—	(27)	—
Interest expense	(88)	(122)	(88)	(122)
Other	(3)	—	(3)	1
Net Income (Loss)	$94	$(73)	$94	$(72)

Note 15. Related Party Transactions

On July 24, 2007, we were taken private pursuant to a merger transaction, and, following the completion of the merger and other subsequent transactions and prior to Holdings’ initial public offering, the significant majority of Holdings’ outstanding common stock was owned by investment funds managed by, or affiliated with, Clayton, Dubilier & Rice, LLC (“CD&R” or the “CD&R Funds”), JPMorgan Chase Funding Inc. (“JPMorgan”), StepStone Group LP (“StepStone”), the investment funds managed by StepStone (the “StepStone Funds”) and Ridgemont Partners Secondary Fund I, L.P. (“Ridgemont”) (collectively, the “Equity Sponsors”). Upon completion of Holdings’ initial public offering on July 1, 2014 and the secondary public offerings in February 2015 and June 2015, the Equity Sponsors continued to hold approximately 25 percent of Holdings’ common stock.

Consulting Agreements

The Company was a party to a consulting agreement with CD&R under which CD&R provided the Company with ongoing consulting and management advisory services. The annual consulting fee payable under the consulting agreement with CD&R was $6 million. The Company was also a party to consulting agreements with StepStone, JPMorgan and Ridgemont. Pursuant to the consulting agreements, the Company was required to pay aggregate annual consulting fees of $1 million to StepStone, JPMorgan and Ridgemont. Under these agreements, the Company recorded consulting fees of $2 million and $4 million in the three and six months ended June 30, 2014, which is included in Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). There were no consulting fees recorded in the three and six month periods ended June 30, 2015 due to the termination of the consulting fee agreements in connection with the completion of Holding’s initial public offering on July 1, 2014.

TruGreen Spin-off

In connection with the TruGreen spin-off on January 14, 2014, the Company and TruGreen Holding Corporation (“New TruGreen”) entered into a transition services agreement pursuant to which the Company and its subsidiaries provide New TruGreen with specified communications, public relations, finance and accounting, tax, treasury, internal audit, human resources operations and benefits, risk management and insurance, supply management, real estate management, marketing, facilities, information technology and other support services. The charges for the transition services are designed to allow the Company to fully recover the direct costs of providing the services, plus specified margins and any out-of-pocket costs and expenses. The services provided under the transition services agreement will terminate at various specified times, and in no event later than January 14, 2016 (except certain information technology services, which the Company expects to provide to New TruGreen beyond the two-year period). New TruGreen may terminate the transition services agreement (or certain services under the transition services agreement) for convenience upon 90 days written notice, in which case New TruGreen will be required to reimburse the Company for early termination costs. Under this transition services agreement, the Company recorded $7 million and $9 million in the three months ended June 30, 2015 and 2014, respectively, and $15 million and $19 million in the six months ended June 30, 2015 and 2014, respectively, of fees due from New

TruGreen, which is included, net of costs incurred, in Selling and administrative expenses in the consolidated statement of operations and comprehensive income (loss). As of June 30, 2015, all amounts owed by New TruGreen under this agreement have been paid.

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

Note 16. Fair Value Measurements

The period-end carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net of tax as a component of accumulated other comprehensive income (loss) on the condensed consolidated statements of financial position, or, for certain unrealized losses, reported in interest and net investment income in the condensed consolidated statements of operations and comprehensive income (loss) if the decline in value is other than temporary. The carrying amount of total debt was $2,838 million and $3,057 million and the estimated fair value was $2,936 million and $3,102 million as of June 30, 2015 and December 31, 2014, respectively. The fair value of the Company’s debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of June 30, 2015 and December 31, 2014.

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

The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the six month periods ended June 30, 2015 and 2014.

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2015:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$8	$8	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	77	38	39	—
Total financial assets		$84	$46	$39	$—
Financial Liabilities:
Fuel swap contracts:
Current	Other accrued liabilities	$3	$—	$—	$3
Interest rate swap contracts	Other long-term liabilities	8	—	8	—
Total financial liabilities		$10	$—	$8	$3
As of December 31, 2014:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$8	$8	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	99	53	45	—
Total financial assets		$107	$62	$45	$—
Financial Liabilities:
Fuel swap contracts:
Current	Other accrued liabilities	$6	$—	$—	$6
Interest rate swap contracts	Other long-term liabilities	4	—	4	—
Total financial liabilities		$10	$—	$4	$6

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

Fuel Swap
Contract
Assets
(In millions)	(Liabilities)
Balance as of December 31, 2014	$(6)
Total gains (realized and unrealized)
Included in earnings	(3)
Included in other comprehensive income	3
Settlements	3
Balance as of June 30, 2015	$(3)

Balance as of December 31, 2013	$1
Total gains (realized and unrealized)
Included in earnings	—
Included in other comprehensive income	—
Settlements	—
Balance as of June 30, 2014	$1

The following tables present information relating to the significant unobservable inputs of our Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of June 30, 2015:
Fuel swap contracts	$(3)	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.35 - $2.97	$2.62
As of December 31, 2014:
Fuel swap contracts	$(6)	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.06 - $2.71	$2.39

___________________________________

(1)	Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

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

The effect of derivative instruments on the condensed consolidated statements of operations and comprehensive income (loss) and accumulated other comprehensive income (loss) on the condensed consolidated statements of financial position is presented as follows:

Effective Portion
	Effective Portion	of Gain (Loss)
	of Gain (Loss)	Reclassified from
	Recognized in	Accumulated Other
(In millions)	Accumulated Other	Comprehensive
Derivatives designated as Cash Flow	Comprehensive	Income
Hedge Relationships	Income	Into Earnings	Location of Gain (Loss) included in Earnings
Six Months Ended June 30, 2015:
Fuel swap contracts	$1	$(3)	Cost of services rendered and products sold
Interest rate swap contracts	$(6)	$(2)	Interest expense
Six Months Ended June 30, 2014:
Fuel swap contracts	$—	$—	Cost of services rendered and products sold

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the six months ended June 30, 2015. As of June 30, 2015, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $33 million, maturing through 2016. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of June 30, 2015, the Company had posted $5 million in letters of credit as collateral under its fuel hedging program, which were issued under the Company’s Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income (loss). These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income (loss) expected to be recognized in earnings is a loss of $5 million, net of tax, as of

June 30, 2015. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

Note 17. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options and RSUs are reflected in diluted net income per share by applying the treasury stock method.

A reconciliation of the amounts included in the computation of basic earnings per share from continuing operations and diluted earnings per share from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2015	2014	2015	2014
Income from continuing operations	$67	$42	$95	$24
Weighted average common shares outstanding	134.9	91.9	134.7	91.8
Effect of dilutive securities:
RSUs	0.2	0.2	0.2	0.2
Stock options(1)	1.4	0.1	1.4	0.1
Weighted average common share outstanding—assuming dilution	136.5	92.2	136.3	92.1
Basic earnings per share from continuing operations	$0.50	$0.46	$0.71	$0.26
Diluted earnings per share from continuing operations	$0.49	$0.46	$0.70	$0.26

___________________________________

(1)

Options to purchase 0.4 million and 3.4 million shares for the three months ended June 30, 2015 and 2014, respectively, and 0.4 million and 3.3 million shares for the shares for the six months ended June 30, 2015 and 14, respectively, were not included in the diluted earnings per share calculation because either their exercise price or proceeds per share exceeded the average market price of the Company’s common stock for each respective reporting date.

On June 25, 2014, Holdings’ registration statement on Form S-1 was declared effective by the SEC for an initial public offering of its common stock, and, on July 1, 2014, Holdings completed the offering of 41,285,000 shares of its common stock. For further details, see Note 1.

Note 18. Condensed Consolidating Financial Statements of The ServiceMaster Company, LLC and Subsidiaries

The following condensed consolidating financial statements of SvM and its subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from SvM’s financial information on the same basis of accounting as the condensed consolidated financial statements. Goodwill and other intangible assets have been allocated to all of SvM’s subsidiaries based on management’s estimates. ServiceMaster Global Holdings, Inc. is not an obligor, nor guarantor, of the 7% 2020 Notes or the Credit Facilities.

The payment obligations of SvM under the 7% 2020 Notes are jointly and severally guaranteed on a senior unsecured basis by SvM’s domestic subsidiaries that guarantee our indebtedness under the Credit Facilities (the “Guarantors”). Each of the Guarantors is wholly owned, directly or indirectly, by SvM, and all guarantees are full and unconditional. SvM’s non-U.S. subsidiaries, SvM’s subsidiaries subject to regulation as an insurance, home warranty, service contract or similar company, and certain other subsidiaries of SvM (the “Non-Guarantors”) do not guarantee the 7% 2020 Notes. A Guarantor will be released from its obligations under its guarantee under certain customary circumstances, including, (i) the sale or disposition of the Guarantor, (ii) the release of the Guarantor from all of its obligations under all guarantees related to any indebtedness of SvM, (iii) the merger or consolidation of the Guarantor as specified in the indenture governing the 7% 2020 Notes, (iv) the Guarantor becomes an unrestricted subsidiary under the indenture governing the 7% 2020 Notes, (v) the defeasance of SvM’s obligations under the indenture governing the 7% 2020 Notes or (vi) the payment in full of the principal amount of the 7% 2020 Notes.

Effective July 1, 2014, commensurate with entering the Term Loan Facility, SvM began recording interest expense at the Guarantors pursuant to the Term Loan Facility and the 7% 2020 Notes. For the three and six months ended June 30, 2015, interest expense recorded by the Guarantors related to these debt instruments was $31 million and $65 million, respectively.

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Three Months Ended June 30, 2015 (Unaudited)

(In millions)

	Parent		Non-		SvM
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$437	$293	$(14)	$716
Cost of services rendered and products sold	—	239	140	(14)	365
Selling and administrative expenses	1	87	94	—	182
Amortization expense	—	11	2	—	12
Gain on sale of Merry Maids branches	—	(2)	—	—	(2)
Interest expense	12	31	—	—	42
Interest and net investment loss (income)	2	—	(8)	—	(7)
Loss on extinguishment of debt	14	—	—	—	14
(Loss) Income from Continuing Operations before Income Taxes	(28)	71	67	—	109
(Benefit) Provision for income taxes	(5)	13	34	—	42
(Loss) Income from Continuing Operations	(24)	58	33	—	67
Equity in earnings of subsidiaries (net of tax)	91	32	—	(123)	—
Net Income	$67	$90	$33	$(123)	$67
Total Comprehensive Income	$65	$86	$30	$(116)	$65

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Three Months Ended June 30, 2014 (Unaudited)

(In millions)

	Parent		Non-				SvM
	Issuer	Guarantors	Guarantors		Eliminations		Consolidated
Revenue	$—	$427	$270			$(14)	$683
Cost of services rendered and products sold	—	237	128			(14)	351
Selling and administrative expenses	2	87	88			—	177
Amortization expense	—	12	2			—	14
Impairment of software and other related costs	—	—	(1)			—	(1)
Restructuring charges	—	1	—	—	—	—	1
Interest expense	61	—	—			—	61
Interest and net investment loss (income)	1	—	(3)			—	(1)
(Loss) Income from Continuing Operations before Income Taxes	(64)	90	55			—	81
(Benefit) Provision for income taxes	(43)	42	39			—	38
(Loss) Income from Continuing Operations	(21)	48	16			—	43
Loss from discontinued operations, net of income taxes	(2)	—	—			—	(2)
Equity in earnings of subsidiaries (net of tax)	64	16	—			(80)	—
Net Income	$41	$64	$16			$(80)	$41
Total Comprehensive Income	$43	$65	$17			$(82)	$43

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Six Months Ended June 30, 2015 (Unaudited)

(In millions)

	Parent		Non-		SvM
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$820	$496	$(28)	$1,288
Cost of services rendered and products sold	—	452	243	(27)	668
Selling and administrative expenses	2	157	176	(1)	334
Amortization expense	—	21	3	—	25
Restructuring charges	—	1	1	—	2
Gain on sale of Merry Maids branches	—	(3)	—	—	(3)
Interest expense	23	65	—	—	88
Interest and net investment loss (income)	3	—	(10)	—	(7)
Loss on extinguishment of debt	27	—	—	—	27
(Loss) Income from Continuing Operations before Income Taxes	(55)	126	83	—	154
(Benefit) Provision for income taxes	(14)	22	51	—	59
(Loss) Income from Continuing Operations	(41)	104	32	—	95
Loss income from discontinued operations, net of income taxes	(1)	—	—	—	(1)
Equity in earnings of subsidiaries (net of tax)	136	35	—	(171)	—
Net Income	$94	$140	$32	$(171)	$94
Total Comprehensive Income	$88	$136	$26	$(162)	$88

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Operations and Comprehensive Loss

For the Six Months Ended June 30, 2014 (Unaudited)

(In millions)

	Parent		Non-		SvM
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$798	$447	$(29)	$1,216
Cost of services rendered and products sold	—	450	218	(29)	639
Selling and administrative expenses	4	157	167	—	328
Amortization expense	—	24	3	—	27
Impairment of software and other related costs	—	—	47	—	47
Restructuring charges	—	2	4	—	6
Interest expense	116	5	1	—	122
Interest and net investment loss (income)	2	—	(9)	—	(7)
(Loss) Income from Continuing Operations before Income Taxes	(122)	160	16	—	54
(Benefit) Provision for income taxes	(62)	61	30	—	29
(Loss) Income from Continuing Operations	(61)	99	(14)	—	25
(Loss) income from discontinued operations, net of income taxes	(6)	59	(150)	—	(97)
Equity in earnings of subsidiaries (net of tax)	$(6)	$(167)	$—	$173	$—
Net Loss	$(72)	$(9)	$(164)	$173	$(72)
Total Comprehensive Loss	$(74)	$(10)	$(166)	$176	$(74)

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position (Unaudited)

As of June 30, 2015

(In millions)

	Parent		Non-		SvM
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Assets:
Current Assets:
Cash and cash equivalents	$147	$9	$192	$—	$348
Marketable securities	—	—	23	—	23
Receivables	1	108	478	(111)	476
Inventories	—	39	2	—	40
Prepaid expenses and other assets	7	27	17	—	50
Deferred customer acquisition costs	—	17	17	—	34
Deferred taxes	35	44	—	(2)	77
Total Current Assets	191	243	728	(114)	1,048
Property and Equipment:
At cost	—	229	163	—	392
Less: accumulated depreciation	—	(148)	(105)	—	(253)
Net Property and Equipment	—	81	59	—	139
Other Assets:
Goodwill	—	1,674	406	—	2,080
Intangible assets, primarily trade names, service marks and trademarks, net	—	921	756	—	1,677
Notes receivable	6	—	30	(6)	30
Long-term marketable securities	8	—	54	—	61
Investments in and advances to subsidiaries	3,530	1,332	—	(4,862)	—
Other assets	39	19	4	(19)	43
Debt issuance costs	28	—	—	—	28
Total Assets	$3,802	$4,270	$2,037	$(5,001)	$5,107
Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$—	$64	$52	$—	$116
Accrued liabilities:
Payroll and related expenses	2	29	29	—	60
Self-insured claims and related expenses	5	29	85	—	119
Accrued interest payable	23	—	—	—	22
Other	4	18	37	(2)	57
Deferred revenue	—	99	442	—	541
Liabilities of discontinued operations	4	—	—	—	4
Current portion of long-term debt	130	20	2	(111)	41
Total Current Liabilities	168	259	648	(114)	961
Long-Term Debt	2,738	38	27	(6)	2,797
Other Long-Term Liabilities:
Deferred taxes	—	463	272	(19)	716
Intercompany payable	367	—	524	(891)	—
Other long-term obligations, primarily self-insured claims	44	21	83	—	149
Total Other Long-Term Liabilities	412	484	879	(910)	865
Shareholders’ Equity	484	3,489	482	(3,971)	484
Total Liabilities and Shareholders’ Equity	$3,802	$4,270	$2,037	$(5,001)	$5,107

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Financial Position (Unaudited)

As of December 31, 2014

(In millions)

	Parent		Non-		SvM
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Assets:
Current Assets:
Cash and cash equivalents	$232	$7	$129	$—	$368
Marketable securities	—	—	19	—	19
Receivables	2	102	434	(97)	441
Inventories	—	40	2	—	42
Prepaid expenses and other assets	21	18	20	(15)	44
Deferred customer acquisition costs	—	18	16	—	35
Deferred taxes	65	33	—	—	97
Total Current Assets	319	218	620	(112)	1,045
Property and Equipment:
At cost	—	217	152	—	369
Less: accumulated depreciation	—	(135)	(98)	—	(233)
Net Property and Equipment	—	82	54	—	136
Other Assets:
Goodwill	—	1,664	405	—	2,069
Intangible assets, primarily trade names, service marks and trademarks, net	—	937	760	—	1,696
Notes receivable	6	—	26	(6)	26
Long-term marketable securities	8	—	80	—	88
Investments in and advances to subsidiaries	3,403	1,199	—	(4,602)	—
Other assets	37	20	3	(19)	41
Debt issuance costs	34	—	—	—	34
Total Assets	$3,807	$4,120	$1,947	$(4,740)	$5,135
Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$—	$42	$41	$—	$84
Accrued liabilities:
Payroll and related expenses	2	37	41	—	80
Self-insured claims and related expenses	6	26	60	—	92
Accrued interest payable	34	—	—	(1)	34
Other	7	18	41	(14)	51
Deferred revenue	—	98	415	—	514
Liabilities of discontinued operations	9	—	—	—	9
Current portion of long-term debt	114	21	2	(97)	39
Total Current Liabilities	172	242	600	(112)	902
Long-Term Debt	2,962	36	25	(6)	3,017
Other Long-Term Liabilities:
Deferred taxes	—	463	271	(19)	715
Intercompany payable	279	—	498	(777)	—
Other long-term obligations, primarily self-insured claims	31	22	84	—	138
Total Other Long-Term Liabilities	310	486	853	(796)	853
Shareholders’ Equity	362	3,356	469	(3,826)	362
Total Liabilities and Shareholders’ Equity	$3,807	$4,120	$1,947	$(4,740)	$5,135

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2015

(In millions)

	Parent		Non-		SvM
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$232	$7	$129	$—	$368
Net Cash Provided from Operating Activities from Continuing Operations	23	143	72	(26)	211
Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(5)	(14)	—	(20)
Sale of equipment and other assets	—	6	—	(2)	4
Other business acquisitions, net of cash acquired	—	(17)	(2)	—	(19)
Notes receivable, financial investments and securities, net	—	1	12	2	15
Net Cash Used for Investing Activities from Continuing Operations	—	(15)	(5)	—	(20)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	175	—	3	—	178
Payments of debt	(400)	(11)	(1)	—	(411)
Debt issuance costs paid	(2)	—	—	—	(2)
Contribution from Holdings	20	—	—	—	20
Shareholders’ dividends	—	(13)	(13)	26	—
Excess tax benefits from stock-based compensation	—	10	—	—	10
Net intercompany advances	105	(112)	7	—	—
Net Cash Used for Financing Activities from Continuing Operations	(101)	(126)	(4)	26	(205)
Cash Flows from Discontinued Operations:
Cash used for operating activities	(6)	—	—	—	(6)
Net Cash Used for Discontinued Operations	(6)	—	—	—	(6)
Cash (Decrease) Increase During the Period	(84)	2	63	—	(19)
Cash and Cash Equivalents at End of Period	$147	$9	$192	$—	$348

THE SERVICEMASTER COMPANY, LLC AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2014

(In millions)

	Parent		Non-		SvM
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash and Cash Equivalents at Beginning of Period	$401	$7	$68	$—	$476
Net Cash (Used for) Provided from Operating Activities from Continuing Operations	(124)	225	78	(30)	149
Cash Flows from Investing Activities from Continuing Operations:
Property additions	—	(5)	(21)	—	(26)
Sale of equipment and other assets	—	—	1	—	1
Other business acquisitions, net of cash acquired	—	(9)	(32)	—	(41)
Notes receivable, financial investments and securities, net	—	—	30	—	30
Notes receivable from affiliates	(2)	—	—	—	(2)
Net Cash (Used for) Provided from Investing Activities from Continuing Operations	(2)	(14)	(22)	—	(38)
Cash Flows from Financing Activities from Continuing Operations:
Payments of debt	(11)	(9)	(2)	—	(22)
Contribution to TruGreen Holding Corporation	(35)	—	—	—	(35)
Shareholders’ dividends	—	(15)	(15)	30	—
Net intercompany advances	143	(186)	43	—	—
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	97	(210)	26	30	(57)
Cash Flows from Discontinued Operations:
Cash used for operating activities	(9)	—	(1)	—	(10)
Cash used for investing activities	—	—	(2)	—	(2)
Cash used for financing activities	—	—	(3)	—	(3)
Net Cash Used for Discontinued Operations	(9)	—	(6)	—	(15)
Cash (Decrease) Increase During the Period	(38)	1	76	—	39
Cash and Cash Equivalents at End of Period	$363	$8	$144	$—	$515

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “—Information Regarding Forward-Looking Statements” and “Risk Factors.”

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

Adjusted EBITDA.  We evaluate performance and allocate resources based primarily on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before: income (loss) from discontinued operations, net of income taxes; provision (benefit) for income taxes; gain (loss) on extinguishment of debt; interest expense; depreciation and amortization expense; non-cash impairment of software and other related costs; non-cash impairment of property and equipment; non-cash stock-based compensation expense; restructuring charges; gain on sale of Merry Maids branches; management and consulting fees; consulting agreement termination fees; and other non-operating expenses. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives, consulting agreements and equity-based, long-term incentive plans.

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

Effect of Weather Conditions

The demand for our services and our results of operations are also affected by weather conditions, including the seasonal nature of our termite and pest control services, home inspection services and disaster restoration services. Weather conditions which have a potentially unfavorable impact to our business include cooler temperatures or droughts which can impede the development of termite swarms and lead to lower demand for our termite control services; severe winter storms which can impact our residential cleaning business if we cannot travel to service locations due to hazardous road conditions; and extreme temperatures which can lead to an increase in service requests related to household systems. Weather conditions which have a potentially favorable impact to our business include mild winters which can lead to higher demand for termite and pest control services; mild winters or summers which can lead to lower household systems claim frequency; and severe storms which can lead to an increase in demand for disaster restoration services.

Secondary Public Offerings

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

On May 27, 2015, Holdings’ registration statement on Form S-1 was declared effective by the SEC for a secondary offering of its common stock. Holdings registered on behalf of certain stockholders the offering and sale of 20,000,000 shares of common stock and an additional 3,000,000 shares of common stock sold to the underwriters pursuant to an option to purchase additional shares. On June 2, 2015, the selling stockholders completed the offering of 20,000,000 shares of common stock at a price of $34.00 per share. On June 12, 2015, the selling stockholders completed the offering of an additional 3,000,000 shares of common stock at a price of $34.00 per share pursuant to the underwriters’ option to purchase additional shares.

Holdings did not receive any of the proceeds from the aggregate 51,750,000 shares of common stock sold by the selling stockholders.

Refinancing of Indebtedness

On February 17, 2015, SvM redeemed $190 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount using available cash. In connection with the partial redemption, we recorded a loss on extinguishment of debt of $13 million in the six months ended June 30, 2015, which includes a pre-payment premium of $11 million and the write-off of $2 million of debt issuance costs.

On April 1, 2015, SvM entered into the First Term Loan Amendment, which provides for Incremental Term Loans in an aggregate principal amount of $175 million. On April 1, 2015, SvM used the net proceeds from the Incremental Term Loans, together with cash on hand, to redeem the remaining outstanding $200 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount. In connection with the redemption, we recorded a loss on extinguishment of debt of $14 million in the three and six months ended June 30, 2015, which includes a pre‑payment premium of $12 million and the write‑off of $2 million of debt issuance costs.

On July 16, 2015, SvM issued a notice of conditional redemption to redeem the remaining outstanding $488 million in aggregate principal amount of its 7% 2020 Notes at a redemption price of 105.25% of the principal amount thereof on August 17, 2015, assuming the conditions are satisfied on or prior to August 17, 2015. SvM intends to fund the redemption using a combination of cash and approximately $400 million of incremental term loan borrowings under its Term Loan Facility for which it is seeking commitments.  In connection with the redemption, we expect to record a loss on extinguishment of debt of approximately $31 million in the three months ended September 30, 2015, which includes a pre-payment premium of approximately $25 million and the write-off of approximately $6 million in debt issuance costs. No assurances can be given that this transaction will be completed.

 Results of Operations

	Three Months Ended		Increase
	June 30,		(Decrease)	% of Revenue
(In millions)	2015	2014	2015 vs. 2014	2015	2014
Revenue	$716	$683	5%	100%	100%
Cost of services rendered and products sold	365	351	4	51	51
Selling and administrative expenses	182	178	2	25	26
Amortization expense	12	14	(14)	2	2
Impairment of software and other related costs	—	(1)	*	—	—
Restructuring charges	—	1	*	—	—
Gain on sale of Merry Maids branches	(2)	—	*	—	—
Interest expense	42	61	(31)	6	9
Interest and net investment income	(7)	(1)	*	(1)	—
Loss on extinguishment of debt	14	—	*	2	—
Income from Continuing Operations before Income Taxes	109	80	36	15	12
Provision for income taxes	42	38	11	6	6
Income from Continuing Operations	67	42	60	9	6
Loss from discontinued operations, net of income taxes	—	(2)	*	—	—
Net Income	$67	$40	68%	9%	6%

	Six Months Ended		Increase
	June 30,		(Decrease)	% of Revenue
(In millions)	2015	2014	2015 vs. 2014	2015	2014
Revenue	$1,288	$1,216	6%	100%	100%
Cost of services rendered and products sold	668	639	5	52	53
Selling and administrative expenses	334	329	2	26	27
Amortization expense	25	27	(7)	2	2
Impairment of software and other related costs	—	47	*	—	4
Restructuring charges	2	6	*	—	—
Gain on sale of Merry Maids branches	(3)	—	*	—	—
Interest expense	88	122	(28)	7	10
Interest and net investment income	(7)	(7)	—	(1)	(1)
Loss on extinguishment of debt	27	—	*	2	—
Income from Continuing Operations before Income Taxes	154	53	191	12	4
Provision for income taxes	59	29	103	5	2
Income from Continuing Operations	95	24	296	7	2
Loss from discontinued operations, net of income taxes	(1)	(97)	*	—	(8)
Net Income (Loss)	$94	$(73)	*	7%	(6)%

_________________________________

*     not meaningful

Revenue

We reported revenue of $716 million and $683 million for the three months ended June 30, 2015 and 2014, respectively, and revenue of $1,288 million and $1,216 million for the six months ended June 30, 2015 and 2014, respectively. A summary of changes in revenue for each of our reportable segments and Corporate is included in the tables below. See “—Segment Review” for a discussion of the drivers of the year-over-year changes.

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended June 30, 2014	$376	$241	$64	$2	$683
Pest Control	14	—	—	—	14
Termite and Other Services(1)	5	—	—	—	5
Home Warranties	—	20	—	—	20
Franchise-Related Revenue(2)	—	—	(4)	—	(4)
Other	—	—	—	(1)	(1)
Three Months Ended June 30, 2015	$395	$261	$60	$1	$716

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Six Months Ended June 30, 2014	$696	$393	$124	$3	$1,216
Pest Control	22	—	—	—	22
Termite and Other Services(1)	14	—	—	—	14
Home Warranties(3)	—	43	—	—	43
Franchise-Related Revenue(2)	—	—	(4)	—	(4)
Other	(1)	—	—	(2)	(3)
Six Months Ended June 30, 2015	$731	$436	$120	$1	$1,288

_________________________________

(1)	Includes wildlife exclusion, crawl space encapsulation and attic insulation products which are managed as a component of our termite line of business.
(2)

Includes a $3 million and $4 million decline in the three and six months ended June 30, 2015 attributable to the conversion of certain company-owned Merry Maids branches to franchises in 2014 and 2015.

(3)	Includes an approximate $10 million increase as a result of the acquisition of HSA on February 28, 2014.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $365 million and $351 million for the three months ended June 30, 2015 and 2014, respectively, and $668 million and $639 million for the six months ended June 30, 2015 and 2014, respectively. The following tables provide a summary of changes in cost of services rendered and products sold for each of our reportable segments and Corporate:

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended June 30, 2014	$202	$117	$28	$4	$351
Impact of change in revenue	7	7	—	—	14
Contract claims	—	5	—	—	5
Insurance program	—	—	—	(4)	(4)
Other	(1)	1	(1)	—	(1)
Three Months Ended June 30, 2015	$208	$130	$27	$—	$365

The increase in contract claims cost at American Home Shield was driven by an increase in service requests related to household systems.

The decrease in expense related to our automobile, general liability and workers’ compensation insurance program was driven by the impact of increased reserves of $4 million recorded in the three months ended June 30, 2014 driven by unfavorable claims trends for which there was no similar adjustment recorded in the three months ended June 30, 2015.

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Six Months Ended June 30, 2014	$379	$196	$56	$8	$639
Impact of change in revenue(1)	12	16	—	—	28
Contract claims	—	7	—	—	7
Insurance program	—	—	—	(4)	(4)
Cost reduction initiatives	(1)	—	—	—	(1)
Other	(2)	1	(1)	—	(2)
Six Months Ended June 30, 2015	$388	$220	$55	$4	$668
_________________________________

(1)	For American Home Shield, includes an approximate $5 million increase as a result of the acquisition of HSA on February 28, 2014.

The increase in contract claims cost at American Home Shield was driven by an increase in service requests related to household systems.

The decrease in expense related to our automobile, general liability and workers’ compensation insurance program was driven by the impact of increased reserves of $4 million and $8 million recorded in the six months ended June 30, 2015 and 2014, respectively, driven by unfavorable claims trends.

Selling and Administrative Expenses

We reported selling and administrative expenses of $182 million and $178 million for the three months ended June 30, 2015 and 2014, respectively, and $334 million and $329 million for the six months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015 and 2014, selling and administrative expenses comprised general and administrative expenses of $65 million and $70 million, respectively, and selling and marketing expenses of $117 million and $108 million, respectively. For the six months ended June 30, 2015 and 2014, selling and administrative expenses comprised general and administrative expenses of $131 million and $140 million, respectively, and selling and marketing expenses of $203 million and $189 million, respectively. The following tables provide a summary of changes in selling and administrative expenses for each of our reportable segments and Corporate:

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended June 30, 2014	$89	$65	$16	$8	$178
Sales and marketing costs	4	5	(1)	—	8
Cost reduction initiatives	—	(1)	(1)	—	(2)
Management and consulting fees	—	—	—	(2)	(2)
Stock-based compensation expense	—	—	—	1	1
Secondary offering expenses	—	—	—	1	1
Other	—	(1)	—	(1)	(2)
Three Months Ended June 30, 2015	$93	$68	$14	$7	$182

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Six Months Ended June 30, 2014	$162	$122	$30	$15	$329
Sales and marketing costs	8	5	(2)	—	11
HSA selling and administrative expenses	—	4	—	—	4
Cost reduction initiatives	(2)	(2)	(1)	—	(5)
Technology costs	—	(2)	—	—	(2)
Management and consulting fees	—	—	—	(4)	(4)
Stock-based compensation expense	—	—	—	2	2
Secondary offering expenses	—	—	—	3	3
Other	—	(2)	—	(2)	(4)
Six Months Ended June 30, 2015	$168	$125	$27	$14	$334

Amortization Expense

During the three months ended June 30, 2015, our portfolio of intangible assets has remained relatively stable, and, as a result, amortization expense was $12 million and $14 million in the three months ended June 30, 2015, respectively, and $25 million and $27 million in the six months ended June 30, 2015 and 2014, respectively.

Impairment of Software and Other Related Costs

We recorded an impairment charge of $47 million in the six months ended June 30, 2014 relating to our decision in the first quarter of 2014 to abandon our efforts to deploy a new operating system at American Home Shield.

Restructuring Charges

We incurred restructuring charges of $1 million in the three months ended June 30, 2014 and $2 million and $6 million in the six months ended June 30, 2015 and 2014, respectively. There were no restructuring charges recorded in the three months ended June 30, 2015. Restructuring charges were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Terminix branch optimization(1)	$—	$1	$1	$2
Franchise services group reorganization(2)	—	—	1	—
Corporate(3)	—	—	—	4
Total restructuring charges	$—	$1	$2	$6

___________________________________

(1)	For the three months ended June 30, 2014 these charges included lease termination costs. For the six months ended June 30, 2015 and 2014, these charges included lease termination and severance costs.
(2)	For the six months ended June 30, 2015, these charges included severance costs.
(3)

Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in our headquarters functions that provide Company-wide administrative services for our operations. For the six months ended June 30, 2014, these charges included professional fees of $1 million and severance and other costs of $3 million.

Gain on Sale of Merry Maids Branches

We recorded a gain of $2 million and $3 million in the three and six months ended June 30, 2015, respectively, associated with the conversion of certain company-owned Merry Maids branches to franchises.

Interest Expense

Interest expense was $42 million and $61 million for the three months ended June 30, 2015 and 2014, respectively, and $88 million and $122 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in interest expense in the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 was driven by the refinancing of the then-existing term loan facility on July 1, 2014 and the partial redemptions of the 8% 2020 Notes and 7% 2020 Notes (collectively, the “2020 Notes”) on July 16, 2014, February 17, 2015 and April 1, 2015. See Note 10 to the condensed consolidated financial statements for more details.

Interest and Net Investment Income

Interest and net investment income was $7 million and $1 million for the three months ended June 30, 2015 and 2014, respectively, and $7 million in each of the six month periods ended June 30, 2015 and 2014, and was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Realized gains(1)	$6	$1	$7	$6
Other(2)	—	—	1	1
Total interest and net investment income	$7	$1	$7	$7

___________________________________

(1)	Represents the net investment gains and the interest and dividend income realized on the American Home Shield investment portfolio.
(2)	Includes interest income on other cash balances.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $14 million and $27 million was recorded in the three and six months ended June 30, 2015, respectively, related to the redemptions of the 8% 2020 Notes on February 17, 2015 and April 1, 2015. There were no debt extinguishments by us in the three and six months ended June 30, 2014. See Note 10 to the condensed consolidated financial statements for more details.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes was $109 million and $80 million for the three months ended June 30, 2015 and 2014, respectively, and $154 million and $53 million for six months ended June 30, 2015 and 2014, respectively. The change in income from continuing operations before income taxes primarily reflects the net effect of year-over-year changes in the following items:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In millions)	2015 vs. 2014	2015 vs. 2014
Reportable segments and Corporate(1)	$20	$38
Interest expense(2)	19	34
Impairment of software and other related costs(3)	(1)	47
Loss on extinguishment of debt(4)	(14)	(27)
Gain on sale of Merry Maids branches(5)	2	3
Other(6)	3	6
Increase in income from continuing operations before income taxes	$29	$101

___________________________________

(1)	Represents the net change in Adjusted EBITDA as described in “—Segment Review.”
(2)	Represents the net change in interest expense as described in “—Interest Expense.”
(3)

Represents a $47 million impairment of software and other related costs at American Home Shield recorded in the six months ended June 30, 2014 as described in “—Impairment of Software and Other Related Costs.”

(4)	Represents the $14 million and $27 million loss on extinguishment of debt recorded in the three and six months ended June 30, 2015, respectively, as described in “—Loss on Extinguishment of Debt.”
(5)	Represents the $2 million and $3 million gain recorded in the three and six months ended June 30, 2015, respectively, as described in “—Gain on Sale of Merry Maids branches.”
(6)	Primarily represents the net change in restructuring charges, management and consulting fees, stock-based compensation, secondary offering fees and depreciation and amortization.

Provision for Income Taxes

The effective tax rate on income from continuing operations was 38.7 percent for the three months ended June 30, 2015 compared to 47.2 percent for the three months ended June 30, 2014. The effective tax rate on income from continuing operations for the three months ended June 30, 2014 was affected by various discrete events, including an adjustment to deferred state taxes resulting from changes in our state apportionment factors.

The effective tax rate on income from continuing operations was 38.2 percent for the six months ended June 30, 2015 compared to 54.4 percent for the six months ended June 30, 2014. The effective tax rate on income from continuing operations for the six months ended June 30, 2014 was affected by various discrete events, including an adjustment to deferred state taxes resulting from changes in our state apportionment factors primarily attributable to the TruGreen Spin-off.

Net Income (Loss)

Net income was $67 million for the three months ended June 30, 2015 compared to $40 million for the three months ended June 30, 2014. The $27 million improvement was driven by a $29 million increase in income from continuing operations before income taxes and a $2 million reduction in loss from discontinued operations, net of tax, offset, in part, by a $4  million increase in provision for income taxes.

Net income was $94 million for the six months ended June 30, 2015 compared to net loss of $73 million for the six months ended June 30, 2014. The $167 million improvement was driven by a $101 million increase in income from continuing operations before income taxes and a $96 million reduction in loss from discontinued operations, net of tax, offset, in part, by a $30 million increase in provision for income taxes.

Segment Review

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the notes to the condensed consolidated financial statements included in this report.

Revenue and Adjusted EBITDA by reportable segment and for Corporate are as follows:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
(In millions)	2015	2014	(Decrease)	2015	2014	(Decrease)
Revenue:
Terminix	$395	$376	5%	$731	$696	5%
American Home Shield	261	241	8%	436	393	11%
Franchise Services Group	60	64	(6)%	120	124	(3)%
Corporate	1	2	* %	1	3	* %
Total Revenue:	$716	$683	5%	$1,288	$1,216	6%
Adjusted EBITDA:(1)
Terminix	$101	$93	9%	$190	$171	11%
American Home Shield	71	61	16%	100	83	20%
Franchise Services Group	20	21	(5)%	39	38	3%
Reportable Segment Adjusted EBITDA	$192	$175	10%	$328	$292	12%
Corporate(2)	(1)	(4)	* %	(5)	(6)	* %
Total Adjusted EBITDA	$191	$171	12%	$324	$286	13%

___________________________________

*     not meaningful

(1)	See Note 14 for our definition of Adjusted EBITDA and a reconciliation thereof to net income (loss).

(2)	Represents unallocated corporate expenses.

The table below presents selected operating metrics related to renewable customer counts and customer retention for our Terminix and American Home Shield segments.

	As of June 30,
	2015	2014(1)
Terminix
Reduction in Pest Control Customers	(1.2)%	(0.6)%
Pest Control Customer Retention Rate	79.3%	79.9%
Reduction in Termite and Other Services Customers	(1.9)%	(2.8)%
Termite and Other Services Customer Retention Rate	85.4%	84.8%
American Home Shield
Growth in Home Warranties	7.0%	11.7%
Customer Retention Rate	75.2%	75.5%

___________________________________

(1)

As of June 30, 2014, excluding the HSA accounts acquired on February 28, 2014, the growth in home warranties was two percent, and, excluding all HSA accounts, the customer retention rate for our American Home Shield segment was 75 percent.

Terminix Segment

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a five percent increase in revenue and a nine percent increase in Adjusted EBITDA for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Revenue

Revenue by service line is as follows:

	Three Months Ended		% of
	June 30,		Revenue
(In millions)	2015	2014	2015
Pest Control	$205	$191	52%
Termite and Other Services	168	164	43%
Other	22	21	5%
Total revenue	$395	$376	100%

Pest control revenue increased seven percent,  reflecting improved price realization,  a favorable product mix and growth in mosquito services.

Termite revenue, including the wildlife exclusion, crawl space encapsulation and attic insulation products which are managed as a component of our termite line of business, increased three percent. Termite renewal revenue comprised 47 percent of total termite revenue, while the remainder consisted of termite new unit revenue. The increase in termite revenue reflects growth of new products (wildlife exclusion and crawlspace encapsulation), increased sales of attic insulation and improved price realization, offset, in part, by a decrease in traditional termite sales. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

We will continue to make investments to transform our customers’ experiences through a combination of new technology and improved processes to, among other things, maintain or improve our high retention rates in our pest control and termite service lines.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended June 30, 2014	$93
Impact of change in revenue	11
Sales costs	(4)
Other	1
Three Months Ended June 30, 2015	$101

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The Terminix segment reported a five percent increase in revenue and an 11 percent increase in Adjusted EBITDA for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Revenue

Revenue by service line is as follows:

	Six Months Ended		% of
	June 30,		Revenue
(In millions)	2015	2014	2015
Pest Control	$389	$367	53%
Termite and Other Services	309	295	42%
Other	33	34	5%
Total revenue	$731	$696	100%

Pest control revenue increased six percent,  reflecting improved price realization,  a favorable product mix and growth in mosquito services.

Termite revenue, including the wildlife exclusion, crawl space encapsulation and attic insulation products which are managed as a component of our termite line of business, increased five percent. Termite renewal revenue comprised 51 percent of total termite revenue, while the remainder consisted of termite new unit revenue. The increase in termite revenue reflects growth of new products

(wildlife exclusion and crawlspace encapsulation ), increased sales of attic insulation and improved price realization, offset, in part, by a decrease in traditional termite sales.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Six Months Ended June 30, 2014	$171
Impact of change in revenue	22
Sales costs	(8)
Cost reduction initiatives	3
Other	2
Six Months Ended June 30, 2015	$190

American Home Shield Segment

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The American Home Shield segment, which provides home warranties for household systems and appliances, reported an eight percent increase in revenue and a 16 percent increase in Adjusted EBITDA for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Revenue

The revenue results reflect an increase in new unit sales and a favorable product mix.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended June 30, 2014	$61
Impact of change in revenue	13
Contract claims	(5)
Marketing costs	(5)
Cost reduction initiatives	1
Interest and net investment income	6
Three Months Ended June 30, 2015	$71

The increase in contract claims cost was primarily driven by an increase in service requests related to household systems.

In the three months ended June 30, 2015 and 2014, the segment’s Adjusted EBITDA included interest and net investment income from the American Home Shield investment portfolio of $7  million and $1 million, respectively.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The American Home Shield segment reported an 11 percent increase in revenue and a 20 percent increase in Adjusted EBITDA for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Revenue

The revenue results reflect an increase in new unit sales, a favorable product mix and the impact of the HSA acquisition (an approximate $10 million increase as a result of the acquisition on February 28, 2014).

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Six Months Ended June 30, 2014	$83
Impact of change in revenue	27
Contract claims	(7)
Marketing costs	(5)
HSA selling and administrative expenses	(4)
Lower technology costs	2
Cost reduction initiatives	2
Interest and net investment income	1
Other	1
Six Months Ended June 30, 2015	$100

The increase in contract claims cost was driven by an increase in service requests related to household systems.

In the six months ended June 30, 2015 and 2014, the segment’s Adjusted EBITDA included interest and net investment income from the American Home Shield investment portfolio of $7  million and $6 million, respectively.

Franchise Services Group Segment

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The Franchise Services Group segment, which consists of the ServiceMaster Restore (disaster restoration), ServiceMaster Clean (janitorial), Merry Maids (residential cleaning), Furniture Medic (furniture repair) and AmeriSpec (home inspection) businesses, reported a six percent decrease in revenue and a five percent decrease in Adjusted EBITDA for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Revenue

Revenue by service line is as follows:

	Three Months Ended		% of
	June 30,		Revenue
(In millions)	2015	2014	2015
Royalty Fees	$31	$32	51%
Company-Owned Merry Maids Branches	12	16	21%
Janitorial National Accounts	10	8	16%
Sales of Products	4	5	6%
Other	3	3	6%
Total revenue	$60	$64	100%

The decrease in royalty fees was primarily driven by lower disaster restoration services. Approximately $3 million of the decline in revenue from company-owned Merry Maids branches was attributable to the conversion of certain branches to franchises in 2014 and 2015 with the remainder of the decline attributable to lower customer counts driven by a decline in the customer retention rate. The increase in revenue from janitorial national accounts was driven by strong sales activity. We intend to continue to focus on expanding our market share in janitorial national accounts. The decrease in sales of products was driven by lower franchisee demand.

In 2014, we began converting company-owned Merry Maids branches to franchises. We expect the conversions completed through June 30, 2015, as well as further conversions expected during the remainder of 2015, to result in further decreases in revenues from company-owned Merry Maids branches, which we expect will be offset, in part, by modest increases in royalty fees. During the six months ended June 30, 2015, we converted 13 branches to franchises, resulting in 54 company-owned branches remaining as of June 30, 2015.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended June 30, 2014	$21
Impact of change in revenue	(3)
Sales and marketing costs	1
Cost reduction initiatives	1
Three Months Ended June 30, 2015	$20

The impact of the decrease in revenue on Adjusted EBITDA was driven by the decrease in royalty fees, revenue from company-owned Merry Maids branches and sales of products, offset, in part, by the increase in relatively low margin revenue from janitorial national accounts.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The Franchise Services Group segment reported a three percent decrease in revenue and a three percent increase in Adjusted EBITDA for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Revenue

Revenue by service line is as follows:

	Six Months Ended		% of
	June 30,		Revenue
(In millions)	2015	2014	2015
Royalty Fees	$58	$60	49%
Company-Owned Merry Maids Branches	25	31	21%
Janitorial National Accounts	20	15	17%
Sales of Products	9	12	7%
Other	8	6	6%
Total revenue	$120	$124	100%

The decrease in royalty fees was primarily driven by lower disaster restoration services. Approximately $4 million of the decline in revenue from company-owned Merry Maids branches was attributable to the conversion of certain branches to franchises in 2014 and 2015 with the remainder of the decline attributable to lower customer counts driven by a decline in the customer retention rate. The increase in revenue from janitorial national accounts was driven by strong sales activity. The decrease in sales of products was driven by lower franchisee demand.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Six Months Ended June 30, 2014	$38
Impact of change in revenue	(4)
Sales and marketing costs	2
Cost reduction initiatives	1
Other	2
Six Months Ended June 30, 2015	$39

The impact of the decrease in revenue on Adjusted EBITDA was driven by the decrease in royalty fees, revenue from company-owned Merry Maids branches and sales of products, offset, in part, by the increase in relatively low margin revenue from janitorial national accounts.

The October 1, 2014 estimated fair value for the Merry Maids reporting unit was not significantly in excess of its carrying value. The estimated fair value of the Merry Maids reporting unit exceeded its carrying value by 3 percent. As of October 1, 2014, the Company has assigned $54 million of the Company’s goodwill to the Merry Maids reporting unit. Key assumptions in determining the estimated fair value of the Merry Maids reporting unit include the assumed discount rate and expected future cash flows. Any increase in the assumed discount rate, decrease in expected future cash flows or adverse changes in any of the other assumptions used in the impairment test would result in a decline in the estimated fair value of the Merry Maids reporting unit and may result in an impairment. It is possible that such impairment, if required, could be material.

Corporate

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Corporate reported a $3 million increase in Adjusted EBITDA for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Adjusted EBITDA

The following table provides a summary of changes in Corporate Adjusted EBITDA:

(In millions)
Three Months Ended June 30, 2014	$(4)
Insurance program	4
Other	(1)
Three Months Ended June 30, 2015	$(1)

The decrease in expense related to our automobile, general liability and worker’s compensation insurance program was driven by the impact of increased reserves of $4 million recorded in the three months ended June 30, 2014 driven by unfavorable claims trends for which there was no similar adjustment recorded in the three months ended June 30, 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Corporate reported a $1 million increase in Adjusted EBITDA for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Adjusted EBITDA

The following table provides a summary of changes in Corporate Adjusted EBITDA:

(In millions)
Six Months Ended June 30, 2014	$(6)
Insurance program	4
Other	(3)
Six Months Ended June 30, 2015	$(5)

The decrease in expense related to our automobile, general liability and worker’s compensation insurance program was driven by the impact of increased reserves of $4 million and $8 million recorded in the six months ended June 30, 2015 and 2014, respectively, driven by unfavorable claims trends. The unfavorable claims trends for the six months ended June 30, 2015 were driven by a charge of $3 million in connection with unasserted civil claims related to an incident at a resort in St. John in the U.S. Virgin Islands. The charge of $3 million is an amount equal to our insurance deductible under our general liability insurance program.

Discontinued Operations

Loss from discontinued operations, net of income taxes, for all periods presented includes the operating results of the previously sold businesses.

The operating results of discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Revenue	$—	$—	$—	$6
Cost of services rendered and products sold	—	—	—	12
Selling and administrative expenses	1	3	1	12
Goodwill and trade name impairment(1)	—	—	—	139
Restructuring charges	—	—	—	2
Loss before income taxes(1)	(1)	(4)	(1)	(159)
Benefit for income taxes(1)	—	(2)	(1)	(62)
Loss from discontinued operations, net of income taxes(1)	$—	$(2)	$(1)	$(97)

___________________________________

(1)

In the six months ended June 30, 2014, the Company recorded a pre-tax non-cash impairment charge of $139 million ($84 million, net of tax) associated with the trade name at its former TruGreen business, which is reported in Loss from discontinued operations, net of income taxes.

Liquidity and Capital Resources

Liquidity

We are highly leveraged, and a substantial portion of our liquidity needs are due to service requirements on our significant indebtedness. The indenture governing the 7% 2020 Notes and the agreements governing the Credit Facilities contain covenants that limit or restrict the ability of SvM and certain of its subsidiaries to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of June 30, 2015, SvM was in compliance with the covenants under the agreements that were in effect on such date.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under our credit facilities. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. As of June 30, 2015, there were $134 million of letters of credit outstanding and $166 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts.

Cash and short- and long-term marketable securities totaled $445 million as of June 30, 2015, compared with $495 million as of December 31, 2014. As described below, on February 17, 2015, SvM redeemed $190 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount using available cash. On April 1, 2015, SVM redeemed the remaining $200 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount using net proceeds from the Incremental Term Loans, together with cash on hand. Additionally, on July 16, 2015, SvM issued a notice of conditional redemption to redeem the remaining outstanding $488 million in aggregate principal amount of its 7% 2020 Notes at a redemption price of 105.25% of the principal amount thereof on August 17, 2015, assuming the conditions are satisfied on or prior to August 17, 2015. SvM intends to fund the redemption using a combination of cash and approximately $400 million of incremental term loan borrowings under its Term Loan Facility for which it is seeking commitments. No assurances can be given that this transaction will be completed.

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

As of June 30, 2015, we had posted $129 million in letters of credit as collateral under our automobile, general liability and workers’ compensation insurance program, which were issued under SvM’s Revolving Credit Facility. Additionally, under the terms of our fuel swap contracts, we are required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances when required by the counterparty. As of June 30, 2015, the estimated fair value of our fuel swap contracts was a net liability of $3 million, and we had posted $5 million in letters of credit as collateral under our fuel hedging program, which were also issued under SvM’s Revolving Credit Facility. The continued use of letters of credit for this purpose in the future could limit SvM’s ability to post letters of credit for other purposes and could limit SvM’s borrowing availability under its revolving credit facilities. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity. We may from time to time repurchase or otherwise retire or extend our debt and/or take other steps to reduce our debt or otherwise improve our financial position, results of operations or cash flows. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and/or opportunistic refinancing of debt or the utilization of cash or marketable securities to satisfy collateral requirements. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding in our condensed consolidated financial statements.

Refinancing of Indebtedness

On February 17, 2015, SvM redeemed $190 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount using available cash. In connection with the partial redemption, we recorded a loss on extinguishment of debt of $13 million in the six months ended June 30, 2015, which includes a pre-payment premium of $11 million and the write-off of $2 million of debt issuance costs.

On April 1, 2015, SvM entered into the First Term Loan Amendment, which provides for Incremental Term Loans in an aggregate principal amount of $175 million. On April 1, 2015, SvM used the net proceeds from the Incremental Term Loans, together with cash on hand, to redeem the remaining outstanding $200 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount. In connection with the redemption, we recorded a loss on extinguishment of debt

$14 million in the three and six months ended June 30, 2015, which includes a pre‑payment premium of $12 million and the write‑off of $2 million of debt issuance costs.

On July 16, 2015, SvM issued a notice of conditional redemption to redeem the remaining outstanding $488 million in aggregate principal amount of its 7% 2020 Notes at a redemption price of 105.25% of the principal amount thereof on August 17, 2015, assuming the conditions are satisfied on or prior to August 17, 2015. SvM intends to fund the redemption using a combination of cash and approximately $400 million of incremental term loan borrowings under its Term Loan Facility for which it is seeking commitments. In connection with the redemption, we expect to record a loss on extinguishment of debt of approximately $31 million in the three months ended September 30, 2015, which includes a pre-payment premium of approximately $25 million and the write-off of approximately $6 million in debt issuance costs. No assurances can be given that this transaction will be completed.

Fleet and Equipment Financing Arrangements

SvM has entered into the Fleet Agreement which, among other things, allows us to obtain fleet vehicles through a leasing program. We expect to fulfill substantially all of our vehicle fleet needs in 2015 through the leasing program under the Fleet Agreement. For the six months ended June 30, 2015,we acquired $9 million of vehicles through the leasing program under the Fleet Agreement. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement. We anticipate that new lease financings under the Fleet Agreement for the full year 2015  will range from approximately $15 million to $25 million.

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

The terms of the indenture governing the 7% 2020 Notes and the agreements governing the Credit Facilities significantly restrict the ability of our subsidiaries, including SvM, to pay dividends, make loans or otherwise transfer assets to us. Further, SvM’s subsidiaries are permitted under the terms of the Credit Facilities and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to SvM and, in turn, to us.

Furthermore, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payments of ordinary and extraordinary dividends by our home warranty and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of June 30, 2015, the total net assets subject to these third-party restrictions was $179 million. We expect that such limitations will be in effect for the remainder of 2015. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

We consider undistributed earnings of our foreign subsidiaries as of June 30, 2015 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $16 million and $20 million as of June 30, 2015 and December 31, 2014, respectively. We have not repatriated, nor do we anticipate the need to repatriate, funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized in the following table.

	Six Months Ended
	June 30,
(In millions)	2015	2014
Net cash provided from (used for):
Operating activities	$210	$149
Investing activities	(20)	(36)
Financing activities	(213)	(54)
Discontinued operations	(6)	(15)
Cash decrease during the period	$(28)	$44

Operating Activities

Net cash provided from operating activities from continuing operations increased $61 million to $210 million for the six months ended June 30, 2015 compared to $149 million for the six months ended June 30, 2014.

Net cash provided from operating activities for the six months ended June 30, 2015,was comprised of $195 million in earnings adjusted for non-cash charges and a $48 million decrease in cash required for working capital (a $34 million decrease excluding the working capital impact of accrued interest, restructuring and taxes), offset, in part, by $23 million in payments for the call premium paid on the retirement of debt and $10 million in excess tax benefits from stock-based compensation expense. For the six months ended June 30, 2015, working capital requirements were favorably impacted by normal seasonal activity and the timing of income tax payments, offset, in part, by incentive compensation payments related to 2014 performance.

Net cash provided from operating activities for the six months ended June 30, 2014 was comprised of $148 million in earnings adjusted for non-cash charges and a $1 million decrease in cash required for working capital (a $7 million decrease excluding the working capital impact of accrued interest, restructuring and taxes). Working capital requirements for the six months ended June 30, 2014 were favorably impacted by normal seasonal activity, offset, in part, by incentive compensation payments related to 2013 performance.

Investing Activities

Net cash used for investing activities from continuing operations was $20 million for the six months ended June 30, 2015 compared to $36 million for the six months ended June 30, 2014.

Capital expenditures decreased to $20 million for the six months ended June 30, 2015 from $26 million in the six months ended June 30, 2014 and included recurring capital needs and information technology projects. We anticipate capital expenditures for the full year 2015 will range from approximately $40 million to $50 million, reflecting recurring capital needs and the continuation of investments in information systems and productivity enhancing technology. We expect to fulfill our ongoing vehicle fleet needs through vehicle capital leases. We have no additional material capital commitments at this time.

Cash payments for acquisitions for the six months ended June 30, 2015 totaled $19 million, compared with $41 million for the six months ended June 30, 2014. On February 28, 2014, we acquired HSA for cash consideration of $32 million. Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. We expect to continue our tuck-in acquisition program at levels consistent with prior periods.

Cash flows provided from notes receivable, financial investments and securities, net, for the six months ended June 30, 2015 and 2014, were $15 million and $30 million, respectively, and were primarily driven by the maturity and sale of marketable securities at American Home Shield.

Financing Activities

Net cash used for financing activities from continuing operations was $213 million for the six months ended June 30, 2015 compared to $54 million for the six months ended June 30, 2014.

During the six months ended June 30, 2015, SvM borrowed an incremental $178 million, made scheduled principal payments on long-term debt of $21 million,  redeemed $390 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount using available cash and Incremental Term Loans, paid $2 million in debt issuance costs and recognized $10 million in excess tax benefits from the exercise of stock options and vesting of RSUs. Additionally, Holdings received $13 million from the issuance of common stock and contributed $20 million to SvM during the six months ended June 30, 2015.

During the six months ended June 30, 2014, SvM made scheduled principal payments on long-term debt of $22 million and contributed $35 million to New TruGreen in connection with the TruGreen spin-off. Additionally, Holdings paid $4 million for the purchase of common stock and RSUs and received $7 million from the issuance of common stock during the six months ended June 30, 2014.

Contractual Obligations

Our 2014 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2014. We continue to make the contractually required payments, and, therefore, the 2015 obligations and commitments as listed in our 2014 Form 10-K have been reduced by the required payments. On February 17, 2015, SvM redeemed $190 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount using available cash. On April 1, 2015, SvM entered the First Term Loan Amendment, which provides for Incremental Term Loans in an aggregate principal amount of $175 million. On April 1, 2015, SvM used the net proceeds from the Incremental Term Loans, together with cash on hand, to redeem the remaining outstanding $200 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount. Additionally, on July 16, 2015, SvM issued a notice of conditional redemption to redeem the remaining outstanding $488 million in aggregate principal amount of its 7% 2020 Notes at a redemption price of 105.25% of the principal amount. SvM intends to fund the redemption using a combination of cash and approximately $400 million of incremental term loan borrowings under its Term Loan Facility for which it is seeking commitments. No assurances can be given that this transaction will be completed. See “—Liquidity—Refinancing of Indebtedness” above for more details.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any significant off-balance sheet arrangements.

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

Regulatory Matters

As previously reported, in April 2014, the Consumer Financial Protection Bureau (the “CFPB”) issued a Civil Investigative Demand to American Home Shield seeking documents and information related to the Real Estate Settlement Procedures Act and its implementing regulation (“RESPA”) and other laws enforceable by the CFPB. American Home Shield believes that it has complied with RESPA and other laws applicable to American Home Shield’s home warranty business. American Home Shield provided the CFPB with materials in response to the CFPB’s request. On June 25, 2015, the CFPB informed American Home Shield by letter that it has completed its review and does not intend to take any enforcement action.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” in this Quarterly Report on Form 10-Q and

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” above could cause actual results and outcomes to differ from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

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

Interest Rate Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. In our opinion, the market risk associated with debt obligations and other significant instruments as of June 30, 2015 has not materially changed from December 31, 2014 (see Item 7A of the 2014 Form 10-K).

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 11 million gallons of fuel in 2015. As of June 30, 2015, a 10 percent change in fuel prices would result in a change of approximately $3 million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of June 30, 2015, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $33 million, maturing through 2016. The estimated fair value of these contracts as of June 30, 2015 was a net liability of $3 million. These fuel swap contracts provide a fixed price for approximately 57 percent of our estimated fuel usage for the remainder of 2015.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

ServiceMaster Global Holdings, Inc.

Holdings’ Chief Executive Officer, Robert J. Gillette, and Holdings’ Senior Vice President and Chief Financial Officer, Alan J. M. Haughie, have evaluated Holdings’ disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Gillette and Haughie have concluded that both the design and operation of Holdings’ disclosure controls and procedures were effective as of June 30, 2015.

The ServiceMaster Company, LLC

SvM’s Chief Executive Officer, Robert J. Gillette, and SvM’s Senior Vice President and Chief Financial Officer, Alan J. M. Haughie, have evaluated SvM’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Gillette and Haughie have concluded that both the design and operation of SvM’s disclosure controls and procedures were effective as of June 30, 2015.

(b) Changes in internal control over financial reporting

No changes in Holdings’ or SvM’s internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, Holdings’ or SvM’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully consider the factors described below, in addition to the other information set forth in the Quarterly Report on Form 10-Q. These risk factors are important to understanding the contents of this Quarterly Report on Form 10-Q and our other reports.  Our reputation, business, financial position, results of operations and cash flows are subject to various risks. The risks and uncertainties described below are not the only ones relevant to us.  Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also adversely impact our reputation, business, financial position, results of operations and cash flows.

The materialization of any risks and uncertainties set forth below or identified in Forward-Looking Statements contained in this report and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Information Regarding Forward-Looking Statements” above.

Risks Related to Our Business and Our Industry

Weakening in general economic conditions, especially as they may affect home sales, unemployment or consumer confidence or spending levels, may adversely impact our business, financial position, results of operations and cash flows.

A substantial portion of our results of operations is dependent upon spending by consumers. Deterioration in general economic conditions and consumer confidence, particularly in California, Texas and Florida, which collectively represented approximately one-third of our revenue in 2014 in our Terminix and American Home Shield segments, could affect the demand for our services. Consumer spending and confidence tend to decline during times of declining economic conditions. A worsening of macroeconomic indicators, including weak home sales, higher home foreclosures, declining consumer confidence or rising unemployment rates, could adversely affect consumer spending levels, reduce the demand for our services and adversely impact our business, financial position, results of operations and cash flows. These factors could also negatively impact the timing or the ultimate collection of accounts receivable, which would adversely impact our business, financial position, results of operations and cash flows.

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

We operate in highly competitive market segments. Changes in the source and intensity of competition in the market segments served by us impact the demand for our services and may also result in additional pricing pressures. The relatively low capital cost of entry into certain of our business categories has led to strong competitive market segments, including competition from smaller regional and local owner-operated companies. Regional and local competitors operating in a limited geographic area may have lower labor, employee benefits and overhead costs. The principal methods of competition in our businesses include name recognition, quality and speed of service, customer satisfaction, reputation and pricing. We may be unable to compete successfully against current or future competitors, and the competitive pressures that we face may result in reduced market segment share, reduced pricing or adversely impact our reputation, business, financial position, results of operations and cash flows.

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

Our financial performance is affected by the level of our operating expenses, such as fuel, chemicals, refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits, health care, vehicle maintenance, self-insurance costs and other insurance premiums as well as various regulatory compliance costs, all of which may be subject to inflationary pressures. In particular, our financial performance is adversely affected by increases in these operating costs. In recent years, fuel prices have fluctuated widely, and previous increases in fuel prices increased our costs of operating vehicles and equipment. Although in the first half of 2015 fuel prices remained relatively low, there can be no assurances that rates will not return to historical levels. We cannot predict what effect global events or any future Middle East, Russia or other crisis could have on fuel prices, but it is possible that such events could lead to higher fuel prices. With respect to fuel, our Terminix fleet, which consumes approximately 11 million gallons annually, has been negatively impacted by significant increases in fuel prices in the past and could be negatively impacted in the future. Although we hedge a significant portion of our fuel costs, we do not hedge all of those costs. In 2014, we used approximately 11 million gallons of fuel. As of June 30, 2015, a 10 percent change in fuel prices would result in a change of approximately $3 million in our annual fuel cost before considering the impact of fuel swap contracts. Fuel price increases can also result in increases in the cost of chemicals and other materials used in our business. We cannot predict the extent to which we may experience future increases in costs of fuel, chemicals, refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits, health care, vehicle, self-insurance costs and other insurance premiums as well as various regulatory compliance costs and other operating costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, and the rates we pay to our subcontractors and suppliers may increase, any of which could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

Compliance with, or violation of, environmental, health and safety laws and regulations, including laws pertaining to the use of pesticides, could result in significant costs that adversely impact our reputation, business, financial position, results of operations and cash flows.

International, federal, state, provincial and local laws and regulations relating to environmental, health and safety matters affect us in several ways. In the United States, products containing pesticides generally must be registered with the EPA and similar state agencies before they can be sold or applied. The failure to obtain or the cancellation of any such registration, or the withdrawal from the marketplace of such pesticides, could have an adverse effect on our business, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The pesticides we use are manufactured by independent third parties and are evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a pesticide we use will be limited or will not be re-registered for use in the United States. We cannot predict the outcome or the severity of the effect of the EPA's continuing evaluations.

In addition, the use of certain pesticide products is regulated by various international, federal, state, provincial and local environmental and public health agencies. Although we strive to comply with such laws and regulations and have processes in place designed to achieve compliance, given our dispersed locations, distributed operations and numerous associates, we may be unable to prevent violations of these or other laws and regulations from occurring. Even if we are able to comply with all such laws and regulations and obtain all necessary registrations and licenses, the pesticides or other products we apply or use, or the manner in which we apply or use them, could be alleged to cause injury to the environment, to people or to animals, or such products could be banned in certain circumstances. The laws and regulations may also apply to third-party vendors who are hired to repair or remediate property and who may fail to comply with environmental laws, health and safety laws and regulations and subject us to risk of legal exposure. The costs of compliance, non-compliance, investigation, remediation, combating reputational harm or defending civil or criminal proceedings, products liability, personal injury or other lawsuits could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

International, federal, state, provincial and local agencies regulate the disposal, handling and storage of waste, discharges from our facilities and the investigation and clean-up of contaminated sites. We could incur significant costs, including investigation and clean-up costs, fines, penalties and civil or criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of, or liabilities under, these laws and regulations. In addition, potentially significant expenditures could be required to comply with environmental, health and safety laws and regulations, including requirements that may be adopted or imposed in the future.

On March 25, 2015, we were informed that the United States Department of Justice initiated a criminal investigation into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands, resulting in serious injuries to four members of a family vacationing there. The U.S. Virgin Islands Department of Planning and Natural Resources is also investigating the matter, as is the EPA. The EPA has also requested information concerning the possible distribution, sale or use of methyl bromide in Puerto Rico. The extent of potential fines and other sanctions that the federal and local governmental authorities may impose, and the impact of any judicial, administrative or regulatory proceedings or other issues resulting from or related to the incident, including claims by third parties, investigation costs and reputational harm, is not currently known. We are in the process of investigating this matter and are fully cooperating with all relevant governmental authorities. In the first half of 2015, we recorded a charge of $3 million in connection with unasserted civil claims related to the foregoing U.S. Virgin Islands matter, an amount equal to our insurance deductible under our general liability insurance program, although no assurance can be given regarding our ultimate insurance recoveries. The range of any potential criminal or other penalties or governmental fines or sanctions is not currently known or reasonably estimable, and any such penalties, fines or sanctions may not be covered under our general liability insurance program.

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

Our businesses are subject to significant international, federal, state, provincial and local laws and regulations. These laws and regulations include laws relating to consumer protection, wage and hour requirements, franchising, the employment of immigrants, labor relations, permitting and licensing, building code requirements, workers' safety, the environment, insurance and home warranties, employee benefits, marketing (including, without limitation, telemarketing) and advertising, the application and use of pesticides and other chemicals. In particular, we anticipate that various international, federal, state, provincial and local governing bodies may propose additional legislation and regulation that may be detrimental to our business or may substantially increase our operating costs, including increases in the minimum wage, environmental regulations related to chemical use, climate change, equipment efficiency standards, refrigerant production and use and other environmental matters; other consumer protection laws or regulations; health care coverage; or "do-not-knock," "do-not-mail," "do-not-leave" or other marketing regulations. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our businesses and changes to such requirements may adversely affect our business, financial position, results of operations and cash flows. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in lawsuits, enforcement actions and other claims by third parties or governmental authorities, suffer losses to our reputation, suffer the loss of licenses or incur penalties that may affect how our business is operated, which, in turn, could have a material adverse impact on our business, financial position, results of operations and cash flows.

Our franchisees and third-party distributors and vendors could take actions that could harm our business.

For the six months ended June 30, 2015 and the year ended December 31, 2014, $66 and $132 million, respectively, of our consolidated revenue was received in the form of franchise revenues. Accordingly, our financial results are dependent in part upon the operational and financial success of our franchisees. Our franchisees, third-party distributors and vendors are contractually obligated to operate their businesses in accordance with the standards set forth in our agreements with them. Each franchising brand also provides training and support to franchisees. However, franchisees, third-party distributors and vendors are independent third parties that we do not control, and who own, operate and oversee the daily operations of their businesses. As a result, the ultimate success of any franchise operation rests with the franchisee. If franchisees do not successfully operate their businesses in a manner consistent with required standards, royalty payments to us will be adversely affected and our brands' image and reputation could be harmed, which in turn could adversely impact our business, financial position, results of operations and cash flows. Similarly, if third-party distributors, vendors and franchisees do not successfully operate their businesses in a manner consistent with required laws, standards and regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third-party distributors, vendors and franchisees. In addition, our relationship with our franchisees, third-party distributors and vendors could become strained (including resulting in litigation) as we impose new standards or assert more rigorous enforcement practices of the existing required standards. These strains in our relationships or claims could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

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

Our information technology systems facilitate our ability to monitor, operate and control our operations. Changes or modifications to our information technology systems could cause disruption to our operations or cause challenges with respect to our compliance with laws, regulations or other applicable standards. As the development and implementation of our information technology systems (including our operating systems) evolve, we may elect to modify, replace or abandon certain technology initiatives, which could result in write-downs. For example, in February 2014, American Home Shield ceased efforts to deploy a new operating system that had been intended to improve customer relationship management capabilities and enhance its operations. We recorded an impairment charge of $47 million in the year ended December 31, 2014 relating to this decision.

Any disruption in, or capacity limitations, instability or failure to operate as expected of, our information technology systems, could, depending on the magnitude of the problem, adversely impact our business, financial position, results of operations and cash flows, including by limiting our capacity to monitor, operate and control our operations effectively. Failures of our information technology systems could also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and associates. If our disaster recovery plans do not work as anticipated, or if the third-party vendors to which we have outsourced certain information technology, contact center or other services fail to fulfill their obligations to us, our operations may be adversely impacted, and any of these circumstances could adversely impact our reputation, business, financial position, results of operations and cash flows.

Changes in the services we deliver or the products we use could impact our reputation, business, financial position, results of operations and cash flows and our future plans.

Our financial performance is affected by changes in the services and products we offer our customers. For example, in 2014,  Terminix introduced new products relating to mosquito control, crawlspace encapsulation and wildlife exclusion. There can be no assurance that our new strategies or product offerings will succeed in increasing revenue and growing profitability. An unsuccessful execution of new strategies, including the rollout or adjustment of our new services or products or sales and marketing plans, could cause us to re-evaluate or change our business strategies and could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows and our future plans.

If we fail to protect the security of personal information about our customers, associates and third parties, we could be subject to interruption of our business operations, private litigation, reputational damage and costly penalties.

We rely on, among other things, commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information of customers, associates and third parties, such as payment card and personal information. The systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are central to meeting standards set by the payment card industry ("PCI"). We continue to evaluate and modify our systems and protocols for PCI compliance purposes, and such PCI standards may change from time to time. Activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our systems. Any compromises, breaches or errors in applications related to our systems or failures to comply with standards set by the PCI could cause damage to our reputation and interruptions in our operations, including our customers' ability to pay for our services and products by credit card or their willingness to purchase our services and products and could result in a violation of applicable laws, regulations, orders, industry standards or agreements and subject us to costs, penalties and liabilities which could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

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

We may pursue strategic transactions in the future, which could involve acquisitions or dispositions of businesses or assets. Any future strategic transaction could involve integration or implementation challenges, business disruption or other risks, or change our business profile significantly. Any inability on our part to consolidate and manage growth from acquired businesses or successfully implement other strategic transactions could have an adverse impact on our reputation, business, financial position, results of operations and cash flows. Any acquisition that we make may not provide us with the benefits that were anticipated when entering into such acquisition. The process of integrating an acquired business may create unforeseen difficulties and expenses, including the diversion of resources needed to integrate new businesses, technologies, products, personnel or systems; the inability to retain associates, customers and suppliers; the assumption of actual or contingent liabilities (including those relating to the environment); failure to effectively and timely adopt and adhere to our internal control processes and other policies; write-offs or impairment charges relating to goodwill and other intangible assets; unanticipated liabilities relating to acquired businesses; and potential expense associated with litigation with sellers of such businesses. Any future disposition transactions could also impact our business and may subject us to various risks, including failure to obtain appropriate value for the disposed businesses, post-closing claims being levied against us and disruption to our other businesses during the sale process or thereafter.

We may be required to recognize additional impairment charges.

In the first quarter of 2014, we incurred impairment charges with respect to fixed assets, and we have also incurred impairment charges in the past in connection with our disposition activities. We have significant amounts of goodwill and intangible assets, such as trade names. In accordance with applicable accounting standards, goodwill and intangible assets that are not amortized are subject to assessment for impairment by applying a fair-value based test annually, or more frequently if there are indicators of impairment, including:

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

From time to time, we enter into noncompetition agreements or other restrictive covenants (e.g., exclusivity, take or pay and non-solicitation), including in connection with business dispositions or strategic contracts, that restrict us from entering into lines of business or operating in certain geographic areas into which we may desire to expand our business. We also are subject to various non-solicitation and no-hire covenants that may restrict our ability to solicit potential customers or associates. If we do not comply with such restrictive covenants, or if a dispute arises regarding the scope and interpretation thereof, litigation could ensue, which could have an adverse impact on our business, financial position, results of operations and cash flows. Further, to the extent that such restrictive covenants prevent us from taking advantage of business opportunities, our business, financial position, results of operations and cash flows may be adversely impacted.

Our business process outsourcing initiatives have increased our reliance on third-party contractors and may expose our business to harm upon the termination or disruption of our third-party contractor relationships.

Our strategy to increase profitability, in part, by reducing our costs of operations includes the implementation of certain business process outsourcing initiatives. Any disruption, termination or substandard performance of these outsourced services, including possible breaches by third-party vendors of their agreements with us, could adversely affect our brands, reputation, customer relationships, financial position, results of operations and cash flows. Also, to the extent a third-party outsourcing provider relationship is terminated, there is a risk that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that we consider favorable, and even if we find an alternate provider, or choose to insource such services, there are significant risks associated with any transitioning activities. In addition, to the extent we decide to terminate outsourcing services and insource such services, there is a risk that we may not have the capabilities to perform these services internally, resulting in a disruption to our business, which could adversely impact our reputation, business, financial position, results of operations and cash flows. We could incur costs, including personnel and equipment costs, to insource previously outsourced services like these, and these costs could adversely affect our results of operations and cash flows.

In addition, when a third-party provider relationship is terminated, there is a risk of disputes or litigation and that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that we consider favorable, and even if we find an alternate provider, there are significant risks associated with any transitioning activities.

Our future success depends on our ability to attract, retain and maintain positive relations with trained workers and third-party contractors.

Our future success and financial performance depend substantially on our ability to attract, train and retain workers, attract and retain third-party contractors and ensure third-party contractor compliance with our policies and standards. Our ability to conduct our operations is in part impacted by our ability to increase our labor force, including on a seasonal basis, which may be adversely impacted by a number of factors. In the event of a labor shortage, we could experience difficulty in delivering our services in a high-quality or timely manner and could be forced to increase wages in order to attract and retain associates, which would result in higher operating costs and reduced profitability. New decisions and rules by the National Labor Relations Board, including "expedited elections" and restrictions on appeals, could lead to increased organizing activities at our subsidiaries or franchisees. If these labor organizing activities were successful, it could further increase labor costs, decrease operating efficiency and productivity in the future, or otherwise disrupt or negatively impact our operations. In addition, potential competition from key associates who leave ServiceMaster could impact our ability to maintain our market segment share in certain geographic areas.

Risks Related to Our Substantial Indebtedness

We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.

As of June 30, 2015, we had approximately $2.9 billion of total long-term consolidated indebtedness outstanding. On April 1, 2015, SvM entered into the First Term Loan Amendment, which provides for incremental term loans in an aggregate principal amount of $175 million. On April 1, 2015, SvM used the net proceeds from such incremental term loans, together with cash on hand, to redeem the remaining outstanding $200 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount. In connection with the redemption, we recorded a loss on extinguishment of debt of $14 million in the three and six months ended June 30, 2015, which includes a pre-payment premium of $12 million and the write-off of $2 million of debt issuance costs.  On July 16, 2015, SvM issued a notice of conditional redemption to redeem the remaining outstanding $488 million in aggregate principal amount of its 7% 2020 Notes at a redemption price of 105.25% of the principal amount thereof on August 17, 2015, assuming the conditions are satisfied on or prior to August 17, 2015. SvM intends to fund the redemption using a combination of cash and approximately $400 million of incremental term loan borrowings under its Term Loan Facility for which it is seeking commitments. In connection with the redemption, we expect to record a loss on extinguishment of debt of approximately $31 million in the third quarter of 2015, which includes a pre-payment premium of approximately $25 million and the write-off of approximately $6 million in debt issuance costs.  No assurances can be given that this transaction will be completed.

As of June 30, 2015, there was $134 million of letters of credit outstanding and $166 million of available borrowing capacity under the Revolving Credit Facility. In addition, we are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to you. Because of our substantial indebtedness:

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

A significant portion of our outstanding indebtedness, including indebtedness incurred or to be incurred under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of June 30, 2015, each one percentage point change in interest rates would result in an approximately $13 million change in the annual interest expense on our Term Loan Facility after considering the impact of the effective interest rate swaps. Assuming all revolving loans were fully drawn as of June 30, 2015, each one percentage point change in interest rates would result in an approximately $2 million change in annual interest expense on our Revolving Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness.

A lowering or withdrawal of the ratings, outlook or watch assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our indebtedness currently has a non-investment grade rating, and any rating, outlook or watch assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency's judgment, current or future circumstances relating to the basis of the rating, outlook, or watch such as adverse changes to our business, so warrant. Any future lowering of our ratings, outlook or watch likely would make it more difficult or more expensive for us to obtain additional debt financing.

The agreements and instruments governing our indebtedness contain restrictions and limitations that could significantly impact our ability to operate our business.

The Credit Facilities and the indenture governing our 7% 2020 Notes contain covenants that, among other things, restrict the ability of SvM and its subsidiaries to:

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

The restrictions in the indenture governing the 7% 2020 Notes, the agreements governing the Credit Facilities and the instruments governing SvM's other indebtedness may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We may be unable to refinance our indebtedness, at maturity or otherwise, on terms acceptable to us, or at all.

The ability of SvM to comply with the covenants and restrictions contained in the agreements governing the Credit Facilities, the indenture governing the 7% 2020 Notes, and the instruments governing our other indebtedness may be affected by economic, financial and industry conditions beyond our control including credit or capital market disruptions. The breach of any of these covenants or restrictions could result in a default that would permit the applicable lenders or noteholders, as the case may be, to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay indebtedness, lenders having secured obligations, such as the lenders under the Credit Facilities, could proceed against the collateral securing the indebtedness. In any such case, we may be unable to borrow under the Credit Facilities and may not be able to repay the amounts due under such facilities or our other outstanding indebtedness. This could have serious consequences to our financial position and results of operations and could cause us to become bankrupt or insolvent.

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

There are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payment of ordinary and extraordinary dividends by our home warranty and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of June 30, 2015, the total net assets subject to these third-party restrictions was $179 million. Such limitations are expected to be in effect through the end of 2015.

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

The $1,970 million of outstanding borrowings under the Term Facilities, as of June 30, 2015, after including the unamortized portion of the original issue discount paid, have a maturity date of July 1, 2021. The Revolving Credit Facility is scheduled to mature on July 1, 2019. The 7% 2020 Notes will mature on August 15, 2020.  On July 16, 2015, SvM issued a notice of conditional redemption to redeem the remaining outstanding $488 million in aggregate principal amount of its 7% 2020 Notes at a redemption price of 105.25% of the principal amount thereof on August 17, 2015, assuming the conditions are satisfied on or prior to August 17, 2015.  SvM intends to fund the redemption using a combination of cash and approximately $400 million of incremental term loan borrowings under its Term Loan Facility for which it is seeking commitments. No assurances can be given that this transaction will be completed.  We may be unable to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of indebtedness. Market disruptions, such as those experienced in 2008 and 2009, as well as our significant indebtedness levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.

If our subsidiary, SvM, cannot make scheduled payments on its indebtedness, it will be in default, holders of the 7% 2020 Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Credit Facilities could terminate their commitments to loan money, the secured lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

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

For example, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payment of ordinary and extraordinary dividends by our home warranty and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of June 30, 2015, the total net assets subject to these third-party restrictions was $179 million. Such limitations are expected to be in effect through the end of 2015.

Further, the terms of the indenture governing the 7% 2020 Notes and the agreements governing the Credit Facilities significantly restrict the ability of our subsidiaries to pay dividends, make loans or otherwise transfer assets to ServiceMaster. Furthermore, our subsidiaries are permitted under the terms of the Credit Facilities and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

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

The market price of our common stock may be volatile and could decline.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of July 31, 2015, we had 135,195,492 outstanding shares of common stock. Of these shares, all of the 93,035,000 shares of common stock sold in our initial public offering and in the February 2015  and May 2015 secondary offerings by certain of our stockholders, including the CD&R Funds and the StepStone Funds, are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. The remaining shares of our common stock outstanding as of July 31, 2015 are restricted securities within the meaning of Rule 144 under the Securities Act, but are eligible for resale subject to applicable volume, means of sale, holding period and other limitations of Rule 144 under the Securities Act or pursuant to an exception from registration under Rule 701 under the Securities Act, subject to the terms of the lock-up agreements entered into by us, our executive officers and directors, and the selling stockholders in the May 2015 secondary offering, including the CD&R Funds and the StepStone Funds.

In July 2014, we filed a registration statement on Form S-8 under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of (i) stock options granted under these plans and (ii) other equity-based awards granted under the Omnibus Incentive Plan (as defined below), including approximately 800,000 shares of our common stock that have been sold in the public market through the exercise of stock options as of February 25, 2015, are freely tradable under the Securities Act, subject to the terms of the lock-up agreements, unless purchased by our affiliates. As of July 31, 2015, there were stock options outstanding to purchase a total of 3,833,488 shares of our common stock and there were 684,434 shares of our common stock subject to restricted stock units. In addition, 7,374,916 shares of our common stock are reserved for future issuances under our Omnibus Incentive Plan.

In connection with the May 2015 secondary offering, we, our executive officers and directors, and the selling stockholders in the May 2015 secondary offering, including the CD&R Funds and the StepStone Funds signed lock-up agreements under which, subject to certain exceptions, they agreed not to sell, transfer or dispose of or hedge, directly or indirectly, any shares of our common stock or any securities convertible into or exerciseable or exchangeable for shares of our common stock until July 26, 2015, which was extended through August 22, 2015 upon the occurrence of certain circumstances specified in the lock-up agreements.  Following the expiration of this lock-up period, the shares of our common stock subject to the underwriters’ lock-up agreements will be eligible for future sale, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144 under the Securities Act.

On February 24, 2015, Holdings’ board of directors approved and recommended for approval by Holdings’ stockholders the Employee Stock Purchase Plan, which will be effective for periods commencing July 1, 2015. The Employee Stock Purchase Plan is intended to qualify for the favorable tax treatment under Section 423 of the Internal Revenue Code of 1986. Under the plan, eligible employees of the Company may purchase common stock, subject to Internal Revenue Service limits, during pre-specified offering periods at a discount established by the Company not to exceed 10 percent of the then-current fair market value. On April 27, 2015, Holdings’ stockholders approved the Employee Stock Purchase Plan with a maximum of one million shares of common stock authorized for sale under the plan.

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

The CD&R Funds will have significant influence over us and may not always exercise their influence in a way that benefits our public stockholders.

As of July 31, 2015, the CD&R Funds own approximately 18% of the outstanding shares of our common stock. As a result, the CD&R Funds will continue to exercise significant influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common stock.

Even though the CD&R Funds no longer collectively beneficially own more than 50% of our outstanding common stock, they will likely still be able to assert significant influence over our board of directors and certain corporate actions. The CD&R Funds have the right to designate for nomination for election at least 5% of the total number of directors comprising the board so long as the CD&R Funds own at least 5% but less than 20% of our common stock.

Because the CD&R Funds' interests may differ from your interests, actions the CD&R Funds take as our significant stockholders may not be favorable to you. For example, the concentration of ownership held by the CD&R Funds could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which another stockholder may otherwise view favorably. Other potential conflicts could arise, for example, over matters such as employee retention or recruiting, or our dividend policy.

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

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, is expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.

Holdings’ initial public offering was completed on July 1, 2014. As a public company, we are subject to the reporting and corporate governance requirements, under the listing standards of the New York Stock Exchange, or the "NYSE," and the Sarbanes-Oxley Act of 2002, that apply to issuers of listed equity, which impose certain significant compliance costs and obligations upon us.

The changes necessitated by being a publicly listed company require a significant commitment of additional resources and management oversight which increase our operating costs. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors' fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to define and expand the roles and the duties of our board of directors and its committees and institute more comprehensive compliance and investor relations functions. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, the NYSE or other regulatory authorities.

Anti-takeover provisions in our amended and restated certificate of incorporation and amended and restated by-laws could discourage, delay or prevent a change of control of our company and may affect the trading price of our common stock.

Our amended and restated certificate of incorporation and amended and restated by-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated by-laws collectively:

•	authorize the issuance of "blank check" preferred stock that could be issued by our board of directors to thwart a takeover attempt;
•

provide for a classified board of directors, which divides our board of directors into three classes, with members of each class serving staggered three-year terms, which prevents stockholders from electing an entirely new board of directors at an annual meeting;

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
•

require the approval of holders of at least 66 2/3% of the outstanding shares of our common stock to amend our amended and restated by-laws and certain provisions of our amended and restated certificate of incorporation.

These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future.

Our amended and restated certificate of incorporation and amended and restated by-laws may also make it difficult for stockholders to replace or remove our management. Furthermore, the existence of the foregoing provisions, as well as the significant amount of common stock that the CD&R Funds and the StepStone Funds own, could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not intend to declare and pay dividends on our common stock for the foreseeable future. We currently intend to use our future earnings, if any, to repay debt, to fund our growth, to develop our business, for working capital needs and general corporate purposes. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. In addition, ServiceMaster's operations are conducted almost entirely through our subsidiaries. As such, to the extent that we determine in the future to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to ServiceMaster for the payment of dividends. Further, the indenture governing the 7% 2020 Notes and the agreements governing our Credit Facilities significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, the payment of ordinary and extraordinary dividends by our subsidiaries that are regulated as insurance, home service, or similar companies is subject to applicable state law limitations, and Delaware law may impose additional requirements that may restrict our ability to pay dividends to holders of our common stock.

We are no longer a "controlled company" within the meaning of the NYSE rules. However, we may continue to rely on exemptions from certain corporate governance requirements during a one-year transition period.

Following the completion of the secondary offering in February 2015, the CD&R Funds and the StepStone Funds no longer controlled a majority of the voting power of our outstanding common stock. Accordingly, we are no longer a "controlled company" within the meaning of the NYSE corporate governance standards. Consequently, the NYSE rules will require that (i) we have a majority of independent directors to our board of directors by February 10, 2016; (ii) our Compensation and Nominating and Corporate Governance committees be composed entirely of independent directors by February 10, 2016; and (iii) we perform an annual performance evaluation of the Nominating and Corporate Governance and Compensation Committees. During this transition period, we may continue to utilize the available exemptions from certain corporate governance requirements as permitted by the NYSE rules. Accordingly, during the transition period you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the General Corporation Law of the State of Delaware, or the "DGCL," or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit our stockholders' ability to obtain a favorable judicial forum for disputes with us.

Risks Related to the TruGreen Spin-Off

If the TruGreen Separation Transaction were ultimately determined to be a taxable transaction for U.S. federal income tax purposes, then we could be subject to significant tax liability.

In connection with the TruGreen Spin-off we received an opinion of tax counsel with respect to the tax-free nature of the TruGreen Spin-off to ServiceMaster, TruGreen and ServiceMaster's stockholders under Section 355 and related provisions of the Internal Revenue Code of 1986, as amended, or the "Code." The opinion relied on an Internal Revenue Service, or "IRS," private letter ruling as to matters covered by the ruling. The tax opinion was based on, among other things, certain assumptions and representations as to factual matters made by us, which, if incorrect or inaccurate in any material respect, would jeopardize the conclusions reached by tax counsel in its opinion. The opinion is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. If the TruGreen Spin-off were ultimately determined not to be tax-free, we could be liable for the U.S. federal income taxes imposed as a result of the transaction. Furthermore, events subsequent to the TruGreen Spin-off could cause us to recognize a taxable gain in connection therewith. In addition, as is customary with tax-free spin-off transactions, we and the Equity Sponsors are limited in our ability to pursue certain strategic transactions with respect to SvM.

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

Our directors and officers may own shares of New TruGreen's common stock or be affiliated with certain equity owners of New TruGreen. This ownership may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for us and New TruGreen. In connection with the TruGreen Spin-off, we entered into a transition services agreement with New TruGreen under which we will provide a range of support services to New TruGreen for a limited period of time. Potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between us and New TruGreen regarding the terms of the transition services agreement or other agreements governing the TruGreen Spin-off and the relationship thereafter between the companies.

ITEM 2.  UNREGISTERED SALES OF REGISTERED SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

During the three months ended June 30, 2015, the Company did not purchase any shares of its common stock or other equity securities.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1

First Term Loan Amendment, dated as of April 1, 2015, to the Credit Agreement, dated as of July 1, 2014, among The ServiceMaster Company, LLC and the incremental term lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders and the other parties party thereto is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.2#	Schedule of Signatories to a Director Indemnification Agreement.

31.1#	Certification of Chief Executive Officer of ServiceMaster Global Holdings, Inc. Pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer of ServiceMaster Global Holdings, Inc. Pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3#	Certification of Chief Executive Officer of The ServiceMaster Company, LLC Pursuant to Rule 15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4#	Certification of Chief Financial Officer of The ServiceMaster Company, LLC Pursuant to Rule 15d — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: August 5, 2015

SERVICEMASTER GLOBAL HOLDINGS, INC.
(Registrant)

	By:	/s/ Alan J. M. Haughie
Alan J. M. Haughie
Senior Vice President and Chief Financial Officer

Date: August 5, 2015

THE SERVICEMASTER COMPANY, LLC
(Registrant)

	By:	/s/ Alan J. M. Haughie
Alan J. M. Haughie
Senior Vice President and Chief Financial Officer