Form 10-Q
period 2015-09-30
SERVICEMASTER GLOBAL HOLDINGS INC
filed 2015-11-03
CIK 1428875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Yes ☒ No ☐

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of October 30, 2015: 135,408,049 shares of common stock, par value $0.01 per share

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$706	$664	$1,993	$1,880
Cost of services rendered and products sold	368	344	1,036	983
Selling and administrative expenses	178	176	512	505
Amortization expense	7	13	31	39
Impairment of software and other related costs	—	—	—	47
Consulting agreement termination fees	—	21	—	21
Restructuring charges	2	1	4	7
Gain on sale of Merry Maids branches	(3)	—	(5)	—
Interest expense	41	49	128	171
Interest and net investment income	—	—	(8)	(7)
Loss on extinguishment of debt	31	65	58	65
Income (Loss) from Continuing Operations before Income Taxes	83	(5)	237	48
Provision (benefit) for income taxes	32	(3)	91	26
Income (Loss) from Continuing Operations	50	(3)	145	22
Loss from discontinued operations, net of income taxes	(1)	(1)	(2)	(98)
Net Income (Loss)	$49	$(4)	$144	$(76)
Total Comprehensive Income (Loss)	$42	$(8)	$130	$(82)
Weighted-average common shares outstanding - Basic	135.2	133.2	134.9	105.8
Weighted-average common shares outstanding - Diluted	136.8	133.2	136.5	106.7
Basic Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.37	$(0.02)	$1.08	$0.20
Loss from discontinued operations, net of income taxes	(0.01)	(0.01)	(0.01)	(0.93)
Net Income (Loss)	0.37	(0.03)	1.07	(0.72)
Diluted Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.37	$(0.02)	$1.07	$0.20
Loss from discontinued operations, net of income taxes	(0.01)	(0.01)	(0.01)	(0.92)
Net Income (Loss)	0.36	(0.03)	1.05	(0.72)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except per share data)

	As of	As of
	September 30,	December 31,
	2015	2014
Assets:
Current Assets:
Cash and cash equivalents	$260	$389
Marketable securities	23	19
Receivables, less allowances of $24 and $25, respectively	520	441
Inventories	36	42
Prepaid expenses and other assets	43	44
Deferred customer acquisition costs	34	35
Deferred taxes	51	76
Total Current Assets	967	1,044
Property and Equipment:
At cost	397	369
Less: accumulated depreciation	(247)	(233)
Net Property and Equipment	150	136
Other Assets:
Goodwill	2,086	2,069
Intangible assets, primarily trade names, service marks and trademarks, net	1,673	1,696
Notes receivable	32	26
Long-term marketable securities	58	88
Other assets	57	41
Debt issuance costs	24	34
Total Assets	$5,046	$5,134
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$110	$84
Accrued liabilities:
Payroll and related expenses	69	82
Self-insured claims and related expenses	103	92
Accrued interest payable	3	34
Other	50	51
Deferred revenue	549	514
Liabilities of discontinued operations	1	9
Current portion of long-term debt	49	39
Total Current Liabilities	934	905
Long-Term Debt	2,702	3,017
Other Long-Term Liabilities:
Deferred taxes	718	715
Other long-term obligations, primarily self-insured claims	170	138
Total Other Long-Term Liabilities	888	854
Commitments and Contingencies (See Note 4)
Shareholders’ Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 143,040,318 shares issued and 135,396,779 outstanding at September 30, 2015 and 141,731,682 shares issued and 134,092,335 outstanding at December 31, 2014)	2	2
Additional paid-in capital	2,240	2,207
Retained deficit	(1,576)	(1,720)
Accumulated other comprehensive loss	(22)	(8)
Less common stock held in treasury, at cost 7,643,539 shares at September 30, 2015 and 7,639,347 shares at December 31, 2014)	(122)	(122)
Total Shareholders' Equity	522	359
Total Liabilities and Shareholders' Equity	$5,046	$5,134

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

      Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2015	2014
Cash and Cash Equivalents at Beginning of Period	$389	$484
Cash Flows from Operating Activities from Continuing Operations:
Net Income (Loss)	144	(76)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss from discontinued operations, net of income taxes	2	98
Depreciation expense	35	36
Amortization expense	31	39
Amortization of debt issuance costs	4	6
Impairment of software and other related costs	—	47
Gain on sale of Merry Maids branches	(5)	—
Loss on extinguishment of debt	58	65
Call premium paid on retirement of debt	(49)	(35)
Deferred income tax provision	41	19
Stock-based compensation expense	8	5
Excess tax benefits from stock-based compensation	(12)	—
Gain on sales of marketable securities	(6)	(4)
Other	6	3
Change in working capital, net of acquisitions:
Receivables	(77)	(62)
Inventories and other current assets	3	(7)
Accounts payable	29	11
Deferred revenue	35	36
Accrued liabilities	5	(4)
Accrued interest payable	(31)	(40)
Accrued restructuring charges	(2)	—
Current income taxes	12	(5)
Net Cash Provided from Operating Activities from Continuing Operations	229	132
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(30)	(29)
Sale of equipment and other assets	9	2
Other business acquisitions, net of cash acquired	(31)	(52)
Purchases of available-for-sale securities	(5)	(10)
Sales and maturities of available-for-sale securities	30	46
Origination of notes receivables	(77)	(64)
Collections on notes receivables	69	58
Net Cash Used for Investing Activities from Continuing Operations	(34)	(51)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	578	1,825
Payments of debt	(911)	(2,687)
Discount paid on issuance of debt	(2)	(18)
Debt issuance costs paid	(5)	(24)
Contribution to TruGreen Holding Corporation	—	(35)
Repurchase of common stock and RSU vesting	—	(5)
Issuance of common stock	14	671
Excess tax benefits from stock-based compensation	12	—
Net Cash Used for Financing Activities from Continuing Operations	(314)	(274)
Cash Flows from Discontinued Operations:
Cash used for operating activities	(9)	(11)
Cash used for investing activities	—	(2)
Cash used for financing activities	—	(3)
Net Cash Used for Discontinued Operations	(9)	(15)
Effect of Exchange Rate Changes on Cash	(1)	—
Cash Decrease During the Period	(129)	(208)
Cash and Cash Equivalents at End of Period	$260	$275

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

SERVICEMASTER GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

ServiceMaster Global Holdings, Inc. and its majority-owned subsidiary partnerships, limited liability companies and corporations (collectively, “ServiceMaster,” the “Company,” “we,” “us, and “our”) is a leading provider of essential residential and commercial services. The Company’s services include termite and pest control, home warranties, disaster restoration, janitorial, residential cleaning, furniture repair and home inspection. The Company provides these services through an extensive service network of company-owned, franchised and licensed locations operating primarily under the following leading brands: Terminix, American Home Shield, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec. All consolidated Company subsidiaries are wholly-owned. Intercompany transactions and balances have been eliminated.

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

Initial Public Offering

On June 25, 2014, the Company’s registration statement on Form S-1 was declared effective by the SEC for an initial public offering of its common stock. The Company registered the offering and sale of 35,900,000 shares of its common stock and an additional 5,385,000 shares of its common stock sold to the underwriters pursuant to an option to purchase additional shares. On July 1, 2014, the Company completed the offering of 41,285,000 shares of its common stock at a price of $17.00 per share.

Secondary Public Offerings

On February 4, 2015, the Company’s registration statement on Form S-1 was declared effective by the SEC for a secondary offering of its common stock. The Company registered on behalf of certain stockholders the offering and sale of 25,000,000 shares of common stock and an additional 3,750,000 shares of common stock sold to the underwriters pursuant to an option to purchase additional shares. On February 10, 2015, the selling stockholders completed the offering of 25,000,000 shares of common stock at a price of $29.50 per share. On February 13, 2015, the selling stockholders completed the offering of an additional 3,750,000 shares of common stock at a price of $29.50 per share pursuant to the underwriters’ option to purchase additional shares.

On May 27, 2015, the Company’s registration statement on Form S-1 was declared effective by the SEC for a secondary offering of its common stock. The Company registered on behalf of certain stockholders the offering and sale of 20,000,000 shares of common stock and an additional 3,000,000 shares of common stock sold to the underwriters pursuant to an option to purchase additional shares. On June 2, 2015, the selling stockholders completed the offering of 20,000,000 shares of common stock at a price of $34.00 per share. On June 12, 2015, the selling stockholders completed the offering of an additional 3,000,000 shares of common stock at a price of $34.00 per share pursuant to the underwriters’ option to purchase additional shares.

The Company did not receive any of the proceeds from the aggregate 51,750,000 shares of common stock sold by the selling stockholders.

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

The Company has franchise agreements in its Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. Franchise revenue (which in the aggregate represents approximately five  percent of annual consolidated revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee’s customer-level revenue. Monthly fee revenue is recognized when the related customer-level revenue generating activity is performed by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise or a license. These initial franchise or license fees are pre-established fixed amounts and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations were $20 million and $18 million for the three months ended September 30, 2015 and 2014, respectively, and $56 million and $54 million for the nine months ended September 30, 2015 and 2014, respectively. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s condensed consolidated financial statements for all periods.

Revenues are presented net of sales taxes collected and remitted to government taxing authorities on the condensed consolidated statements of operations and comprehensive income (loss).

The Company had $549 million and $514 million of deferred revenue as of September 30, 2015 and December 31, 2014, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home warranties, termite baiting, termite inspection and pest control services.

Deferred Customer Acquisition Costs

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale. Deferred customer acquisition costs amounted to $34 million and $35 million as of September 30, 2015 and December 31, 2014, respectively.

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

Depreciation of property and equipment, including depreciation of assets held under capital leases, was $11 million and $12 million for the three months ended September 30, 2015 and 2014, respectively, and $35 million and $36 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Restricted Net Assets

There are third-party restrictions on the ability of certain of the Company’s subsidiaries to transfer funds to the Company. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at the ServiceMaster Acceptance Company Limited Partnership (“SMAC”), the Company’s financing subsidiary exclusively dedicated to providing financing to the Company’s franchisees and retail customers of the Company’s operating units. The payments of ordinary and extraordinary dividends by the Company’s home warranty and similar subsidiaries (through which the Company conducts its American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to the Company. As of September 30, 2015, the total net assets subject to these third-party restrictions was $171 million. None of the Company’s subsidiaries are obligated to make funds available to the Company through the payment of dividends.

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

Stock-Based Compensation

 Stock-based compensation expense is estimated at the grant date based on an award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, the Company estimates the expected forfeiture rate and only recognizes expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience. To the extent the actual forfeiture rate is different from the estimate, stock-based compensation expense is adjusted accordingly. See Note 6 to the Company’s condensed consolidated financial statements.

The Company’s board of directors and management intended all options granted to be exercisable, at a price per share not less than the per share fair value of the Company’s common stock on the date of grant. The Company grants options to participants with an exercise price equal to the then current fair value of the common stock.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options and restricted stock units (“RSUs”) are reflected in diluted net income (loss) per share by applying the treasury stock method. See Note 17 to the Company’s condensed consolidated financial statements.

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

Note 3. Restructuring Charges

The Company incurred restructuring charges of $2 million ($1 million, net of tax) and $1 million ($1 million, net of tax) for the three months ended September 30, 2015 and 2014, respectively, and $4 million ($2 million, net of tax) and $7 million ($4 million, net of tax) for the nine months ended September 30, 2015 and 2014, respectively.  Restructuring charges were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Terminix branch optimization(1)	$2	$—	$3	$2
Franchise services group reorganization(2)	—	1	1	1
Corporate(3)	—	—	—	4
Total restructuring charges	$2	$1	$4	$7

___________________________________

(1)	Represents lease termination and severance costs.
(2)	Represents severance costs.
(3)

Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in the Company’s headquarters functions that provide Company-wide administrative services for the Company’s operations. For the nine months ended September 30, 2014, these charges included professional fees of $1 million and severance and other costs of $3 million.

The pretax charges discussed above are reported in Restructuring charges in the condensed consolidated statements of operations and comprehensive income (loss).

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities—Other on the condensed consolidated statements of financial position, is presented as follows:

Accrued
Restructuring
(In millions)	Charges
Balance as of December 31, 2014	$4
Costs incurred	4
Costs paid or otherwise settled	(6)
Balance as of September 30, 2015	$2

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

A reconciliation of beginning and ending accrued self-insured claims, which are included in Accrued liabilities—Self-insured claims and related expenses and Other long-term obligations, primarily self-insured claims on the condensed consolidated statements of financial position, net of insurance recoverables, which are included in Prepaid expenses and other assets and Other assets on the condensed consolidated statements of financial position, is presented as follows:

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2014	$104
Provision for self-insured claims	28
Cash payments	(22)
Balance as of September 30, 2015	$110

Balance as of December 31, 2013	$101
Provision for self-insured claims	29
Cash payments	(26)
Balance as of September 30, 2014	$104

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

On March 25, 2015, the Company was informed that the United States Department of Justice initiated a criminal investigation into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands, resulting in serious injuries to four members of a family vacationing there. The U.S. Virgin Islands government is also investigating the matter, as is the EPA. The EPA has also requested information concerning the possible distribution, sale or use of methyl bromide in Puerto Rico. The Company continues to investigate this matter and is fully cooperating with all relevant governmental authorities. In the nine months ended September 30, 2015, the Company recorded in its condensed consolidated statement of operations and comprehensive income (loss) a charge of $3 million in connection with civil claims related to the U.S. Virgin Islands matter, an amount equal to the Company’s insurance deductible under its general liability insurance program, although no assurance can be given regarding its insurance coverage or recoveries. The extent of any potential penalties, fines and other sanctions that the federal or other governmental authorities may impose, investigation costs and reputational harm, as well as the impact of any judicial, administrative or regulatory proceedings resulting from or related to the incident, which could be material, is not currently known or reasonably estimable, and any such penalties, fines or sanctions may not be covered under the Company’s general liability insurance program.

The Company is aware of certain operational and administrative issues related to past enrollment that, if not corrected, could affect the tax qualified status of the Company’s 401(k) plan. The Company intends to take the appropriate actions to remediate these issues. The cost of remedying these issues, which could be material, is not currently known or reasonably estimable.

In addition to the matters discussed above, in the ordinary course of conducting business activities, the Company and its subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured matters that are brought on an individual, collective, representative and class action basis, or other proceedings involving regulatory, employment, general and commercial liability, automobile liability, wage and hour, environmental and other matters. The Company has entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court or other approvals. If one or more of the Company’s settlements are not finally approved, the Company could have additional or different exposure, which could be material. Subject to the paragraphs above, the Company does not expect any of these proceedings to have a material effect on its reputation, business, financial position, results of operations or cash flows; however, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, financial position, results of operations and cash flows.

Note 5. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. There were no goodwill or trade name impairment charges recorded in continuing operations in the three and nine months ended September 30, 2015 and 2014. There were no accumulated impairment losses from continuing operations as of September 30, 2015.

The table below summarizes the goodwill balances for continuing operations by reportable segment:

		American	Franchise
(In millions)	Terminix	Home Shield	Services Group	Total
Balance as of December 31, 2014	$1,497	$381	$191	$2,069
Acquisitions	26	—	—	26
Disposals	—	—	(6)	(6)
Other (1)	(3)	—	(1)	(4)
Balance as of September 30, 2015	$1,520	$381	$185	$2,086

___________________________________

(1)	Reflects the impact of foreign exchange rates.

The table below summarizes the other intangible asset balances for continuing operations:

	Estimated
	Remaining	As of September 30, 2015			As of December 31, 2014
	Useful Lives		Accumulated			Accumulated
(In millions)	(Years)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	N/A	$1,608	$—	$1,608	$1,608	$—	$1,608
Customer relationships	3 - 10	540	(514)	26	533	(489)	44
Franchise agreements	20 - 25	88	(62)	26	88	(59)	29
Other	4 - 30	47	(35)	12	47	(32)	15
Total		$2,283	$(611)	$1,673	$2,277	$(581)	$1,696

___________________________________

(1)	Not subject to amortization.

For the existing intangible assets, the Company anticipates amortization expense for the remainder of 2015 and each of the next five years of $5 million, $16 million, $12 million, $8 million, $4 million and $3 million, respectively.

During the nine months ended September 30, 2014, the Company recorded a pre-tax non-cash impairment charge of $139 million ($84 million, net of tax) associated with the trade name at its former TruGreen business, which is reported in Loss from discontinued operations, net of income taxes, within the condensed consolidated statements of operations and comprehensive income (loss).

Note 6. Stock-Based Compensation

On February 24, 2015, the Company’s board of directors approved and recommended for approval by the Company’s stockholders the ServiceMaster Global Holdings, Inc. Employee Stock Purchase Plan (the "Employee Stock Purchase Plan"), which became effective for offering periods commencing July 1, 2015. The Employee Stock Purchase Plan is intended to qualify for the favorable tax treatment under Section 423 of the Internal Revenue Code of 1986, as amended  (the “Code”). Under the plan, eligible employees of the Company may purchase common stock, subject to Internal Revenue Service limits, during pre-specified offering periods at a discount established by the Company not to exceed 10 percent of the then-current fair market value. On April 27, 2015, the Company’s stockholders approved the Employee Stock Purchase Plan with a maximum of one million shares of common stock authorized for sale under the plan.

For the three months ended September 30, 2015 and 2014, the Company recognized stock-based compensation expense of $3 million ($2 million, net of tax) and $2 million ($1 million, net of tax), respectively. For the nine months ended September 30, 2015 and 2014, the Company recognized stock-based compensation expense of $8 million ($5 million, net of tax) and $5 million ($3 million, net of tax), respectively. As of September 30, 2015, there was $22 million of total unrecognized compensation costs related to non-vested stock options and RSUs granted under the Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan (“MSIP”) and the Amended and Restated ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) and discounts associated with the Employee Stock Purchase Plan. These remaining costs are expected to be recognized over a weighted-average period of 2.32 years.

Note 7. Comprehensive Income (Loss)

Comprehensive income (loss), which primarily includes net income (loss), unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation is disclosed in the condensed consolidated statements of operations and comprehensive income (loss).

The following tables summarize the activity in accumulated other comprehensive income (loss), net of the related tax effects.

		Unrealized
		Gains on
	Unrealized	Available	Foreign
	Losses on	-for-Sale	Currency
(In millions)	Derivatives	Securities	Translation	Total
Balance as of December 31, 2014	$(6)	$6	$(8)	$(8)
Other comprehensive loss before reclassifications:
Pre-tax amount	(14)	—	(6)	(20)
Tax benefit	(5)	—	—	(5)
After-tax amount	(9)	—	(6)	(15)
Amounts reclassified from accumulated other comprehensive income(1)	5	(4)	—	1
Net current period other comprehensive loss	(4)	(4)	(6)	(14)
Balance as of September 30, 2015	$(10)	$2	$(14)	$(22)

Balance as of December 31, 2013	$1	$7	$(1)	$7
Other comprehensive income before reclassifications:
Pre-tax amount	(2)	2	(2)	(3)
Tax (benefit) provision	(1)	1	—	—
After-tax amount	(2)	1	(2)	(3)
Amounts reclassified from accumulated other comprehensive income(1)	—	(2)	—	(2)
Net current period other comprehensive loss	(1)	(2)	(2)	(6)
Spin-off of the former TruGreen business	—	—	(2)	(2)
Balance as of September 30, 2014	$(1)	$5	$(5)	$(1)

___________________________________

(1)	Amounts are net of tax. See reclassifications out of accumulated other comprehensive income (loss) below for further details.

Reclassifications out of accumulated other comprehensive income (loss) included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income
	Three Months Ended		Nine Months Ended		Condensed Consolidated Statements of
	September 30,		September 30,		Operations and Comprehensive Income (Loss)
(In millions)	2015	2014	2015	2014	Location
Losses on derivatives:
Fuel swap contracts	$(1)	$—	$(4)	$—	Cost of services rendered and products sold
Interest rate swap contracts	(2)	—	(4)	—	Interest expense
Net losses on derivatives	(3)	—	(8)	—
Impact of income taxes	1	—	3	—	Provision for income taxes
Total reclassifications related to derivatives	$(2)	$—	$(5)	$—
Gains on available-for-sale securities	$—	$—	$6	$4	Interest and net investment income
Impact of income taxes	—	—	(2)	(2)	Provision for income taxes
Total reclassifications related to securities	$—	$—	$4	$2
Total reclassifications for the period	$(2)	$(1)	$(1)	$2

Note 8. Supplemental Cash Flow Information

Supplemental information relating to the condensed consolidated statements of cash flows is presented in the following table:

	Nine Months Ended
	September 30,
(In millions)	2015	2014
Cash paid for or (received from):
Interest expense	$149	$199
Interest and dividend income	(2)	(3)
Income taxes, net of refunds	38	11

The Company acquired $22 million and $12 million of property and equipment through capital leases and other non-cash  financing transactions in the nine months  ended September 30, 2015 and 2014, respectively, which have been excluded from the condensed consolidated statements of cash flows as non-cash investing and financing activities.

In the nine months ended September 30, 2015, the Company converted certain company-owned Merry Maids branches to franchises for a total purchase price of $12 million. The Company received cash of $9 million and provided financing of $3 million. This financed amount has been excluded from the condensed consolidated statements of cash flows as a non-cash investing activity.

Note 9. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the condensed consolidated statements of financial position. As of September 30, 2015 and December 31, 2014, the Company’s investments consisted primarily of domestic publicly traded debt and certificates of deposit (”Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross unrealized gains and losses of the Company’s short- and long-term investments in Debt and Equity securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
Available-for-sale and trading securities, September 30, 2015:
Debt securities	$60	$1	$—	$61
Equity securities	18	3	(1)	20
Total securities	$78	$4	$(1)	$81
Available-for-sale and trading securities, December 31, 2014:
Debt securities	$65	$1	$—	$66
Equity securities	33	9	(1)	41
Total securities	$98	$10	$(1)	$107

The portion of unrealized losses which had been in a loss position for more than one year was $1 million as of September 30, 2015. There were no unrealized losses which had been in a loss position for more than one year as of December 31, 2014. The aggregate fair value of the investments with unrealized losses was $9 million and $29 million as of September 30, 2015 and December 31, 2014, respectively.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The table below summarizes proceeds, gross realized gains and gross realized losses resulting from sales of available-for-sale securities. There were no impairment charges due to other than temporary declines in the value of certain investments for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Proceeds from sale of securities	$1	$—	$21	$43
Gross realized gains, pre-tax	—	—	7	5
Gross realized gains, net of tax	—	—	4	3
Gross realized losses, pre-tax	—	—	—	(1)
Gross realized losses, net of tax	—	—	—	—

Note 10. Long-Term Debt

Long-term debt is summarized in the following table:

	As of	As of
	September 30,	December 31,
(In millions)	2015	2014
Senior secured term loan facility maturing in 2021(1)	2,363	1,803
7.00% senior notes maturing in 2020	—	488
8.00% senior notes maturing in 2020(2)	—	391
Revolving credit facility maturing in 2019	—	—
7.10% notes maturing in 2018(3)	75	73
7.45% notes maturing in 2027(3)	163	161
7.25% notes maturing in 2038(3)	64	64
Vehicle capital leases(4)	46	39
Other	41	37
Less current portion	(49)	(39)
Total long-term debt	$2,702	$3,017

___________________________________

(1)	As of September 30, 2015 and December 31, 2014, presented net of $17 million in unamortized original issue discount.
(2)	As of December 31, 2014, includes $1 million in unamortized premium received on the sale of $100 million aggregate principal amount of such notes.
(3)

As of September 30, 2015 and December 31, 2014, collectively presented net of $55 million and $59 million, respectively, of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

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

Refinancing of Indebtedness

On February 17, 2015, the Company redeemed $190 million in aggregate principal amount of the outstanding 8 percent senior notes due February 15, 2020 (the “8% 2020 Notes”) at a redemption price of 106.0% of the principal amount using available cash. In connection with the partial redemption, the Company recorded a loss on extinguishment of debt of $13 million in the nine months ended September 30, 2015, which includes a pre-payment premium of $11 million and the write-off of $2 million of debt issuance costs.

On April 1, 2015, the Company entered into a first amendment (the “First Term Loan Amendment”) which amends the Credit Agreement governing the $1,825 million term loan facility maturing July 1, 2021 (the “Term Loan Facility”) and the $300 million revolving credit facility maturing July 1, 2019 (the “Revolving Credit Facility”) (together with the Term Loan Facility, the “Credit Facilities”). The First Term Loan Amendment provides for incremental term loans (the “April Incremental Term Loans”) under the Term Loan Facility in an aggregate principal amount of $175 million. On April 1, 2015, the Company used the net proceeds from the April Incremental Term Loans, together with cash on hand, to redeem the remaining outstanding $200 million in aggregate principal amount of the 8% 2020 Notes at a redemption price of 106.0% of the principal amount. In connection with the redemption, the Company recorded a loss on extinguishment of debt of $14 million in the nine months ended September 30, 2015, which includes a pre‑payment premium of $12 million and the write‑off of $2 million of debt issuance costs.

On August  17, 2015, the Company entered into a second amendment (the “Second Term Loan Amendment”) which amends the Credit Agreement governing the Credit Facilities. The Second Term Loan Amendment provides for incremental term loans (the “August Incremental Term Loans”) in an aggregate principal amount of $400 million. On August  17, 2015, the Company used the net proceeds from the August Incremental Term Loans, together with cash on hand, to redeem the remaining outstanding $488 million in aggregate principal amount of the 7 percent senior notes due August 15, 2020 (the “7% 2020 Notes”) at a redemption price of 105.25% of the principal amount. In connection with the redemption, the Company recorded a loss on extinguishment of debt of $31 million in the three and nine months ended September 30, 2015, which includes a pre‑payment premium of $25 million and the write‑off of $6 million of debt issuance costs.

Interest Rate Swaps

Interest rate swap agreements in effect as of September 30, 2015 are as follows:

Trade Date	Effective Date	Expiration Date	Notional Amount	Fixed Rate(1)	Floating Rate
July 23, 2014	August 1, 2014	July 31, 2018	$300,000	1.786%	One month LIBOR
July 23, 2014	March 1, 2015	July 31, 2018	$400,000	1.927%	One month LIBOR

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

During the nine months ended September 30, 2015, the Company completed several pest control and termite acquisitions. The total purchase price for these acquisitions was $37 million. The Company recorded goodwill of $26 million and other intangibles of $9 million related to these acquisitions.

On February 28, 2014, the Company acquired Home Security of America, Inc. (“HSA”), based in Madison, Wisconsin. The total purchase price for this acquisition was $32 million. The Company recorded goodwill of $34 million and other intangibles of $18 million related to this acquisition.

During the nine months ended September 30, 2014, the Company completed several pest control, termite and franchise acquisitions. The total purchase price for these acquisitions was $25 million. The Company recorded goodwill of $16 million and other intangibles of $7 million related to these acquisitions.

Supplemental cash flow information regarding the Company’s acquisitions is as follows:

	Nine Months Ended
	September 30,
(In millions)	2015	2014
Assets acquired	$37	$92
Liabilities assumed	—	(35)
Net assets acquired	$37	$57

Net cash paid	$31	$52
Seller financed debt	6	5
Purchase price	$37	$57

Note 12. Discontinued Operations

Loss from discontinued operations, net of income taxes, for all periods presented includes the operating results of the previously sold businesses.

The operating results of discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Revenue	$—	$—	$—	$6
Cost of services rendered and products sold	—	—	—	12
Selling and administrative expenses	1	1	2	13
Goodwill and trade name impairment(1)	—	—	—	139
Restructuring charges	—	—	—	3
Loss before income taxes(1)	(1)	(1)	(2)	(160)
Benefit for income taxes(1)	—	—	(1)	(62)
Loss from discontinued operations, net of income taxes(1)	$(1)	$(1)	$(2)	$(98)

___________________________________

(1)

In the nine months ended September 30, 2014, the Company recorded a pre-tax non-cash impairment charge of $139 million ($84 million, net of tax) associated with the trade name at its former TruGreen business, which is reported in Loss from discontinued operations, net of income taxes.

The table below summarizes the activity during the nine months ended September 30, 2015 for the remaining liabilities of previously sold businesses. The remaining obligations primarily relate to legal and other reserves. The Company believes that the remaining reserves continue to be adequate and reasonable.

Liabilities of
Discontinued
(In millions)	Operations
Balance as of December 31, 2014	$9
Costs incurred	2
Costs paid or otherwise settled	(9)
Balance as of September 30, 2015	$1

Note 13. Income Taxes

As of September 30, 2015 and December 31, 2014, the Company had $16 million and $13 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). The Company currently estimates that, as a result of pending tax settlements and expiration of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $1 million during the next 12 months.

As required by Accounting Standard Codification (“ASC”) 740, “Income Taxes,” the Company computes interim period income taxes by applying an anticipated annual effective tax rate to the Company’s year-to-date income or loss from continuing operations before income taxes, except for significant unusual or infrequently occurring items. The Company’s estimated tax rate is adjusted each quarter in accordance with ASC 740.

The effective tax rate on income (loss) from continuing operations was 39.3 percent for the three months ended September 30, 2015 compared to 56.5 percent for the three months ended September 30, 2014. The effective tax rate on income from continuing operations for the three months ended September 30, 2014 was affected by various discrete events, including an adjustment to deferred state taxes resulting from changes in the Company’s state apportionment factors.

The effective tax rate on income from continuing operations was 38.6 percent for the nine months ended September 30, 2015 compared to 54.3 percent for the nine months ended September 30, 2014. The effective tax rate on income from continuing operations for the nine months ended September 30, 2014 was affected by various discrete events, including an adjustment to deferred state taxes resulting from changes in the Company’s state apportionment factors primarily attributable to the TruGreen Spin-off.

Note 14. Business Segment Reporting

The business of the Company is conducted through three reportable segments: Terminix, American Home Shield and Franchise Services Group.

In accordance with accounting standards for segments, the Company’s reportable segments are strategic business units that offer different services. The Terminix segment provides termite and pest control services to residential and commercial customers and distributes pest control products. The American Home Shield segment provides home warranties for household systems and appliances. The Franchise Services Group segment provides residential and commercial disaster restoration, janitorial and cleaning services through franchises primarily under the ServiceMaster, ServiceMaster Restore and ServiceMaster Clean brand names, home cleaning services through franchises and Company-owned locations primarily under the Merry Maids brand name, on-site wood furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. Corporate includes SMAC and the Company’s headquarters operations (substantially all of which costs are allocated to the Company’s reportable segments), which provide various technology, human resources, finance, legal and other support services to the reportable segments. The composition of the Company’s reportable segments is consistent with that used by the Company’s chief operating decision maker (the “CODM”) to evaluate performance and allocate resources.

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

The Company uses Reportable Segment Adjusted EBITDA as its measure of segment profitability. Accordingly, the CODM evaluates performance and allocates resources based primarily on Reportable Segment Adjusted EBITDA. Reportable Segment Adjusted EBITDA is defined as net income (loss) before: unallocated corporate expenses; income (loss) from discontinued operations, net of income taxes; provision (benefit) for income taxes; gain (loss) on extinguishment of debt; interest expense; depreciation and amortization expense; non-cash impairment of software and other related costs; non-cash impairment of property and equipment; non-cash stock-based compensation expense; restructuring charges; gain on sale of Merry Maids branches; management and consulting fees; consulting agreement termination fees; and other non-operating expenses. The Company’s definition of Reportable Segment

Adjusted EBITDA may not be calculated or comparable to similarly titled measures of other companies. The Company believes Reportable Segment Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives, consulting agreements and equity-based, long-term incentive plans.

Information for continuing operations for each reportable segment and Corporate is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Revenue:
Terminix	$372	$353	$1,103	$1,049
American Home Shield	275	245	711	637
Franchise Services Group	58	64	178	189
Reportable Segment Revenue	$705	$662	$1,992	$1,875
Corporate	1	2	2	5
Total Revenue	$706	$664	$1,993	$1,880

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Reportable Segment Adjusted EBITDA:(1)
Terminix	$82	$77	$272	$248
American Home Shield	74	61	174	144
Franchise Services Group	20	19	58	58
Reportable Segment Adjusted EBITDA	$176	$157	$504	$450

___________________________________

(1)	Presented below is a reconciliation of Reportable Segment Adjusted EBITDA to Net Income (Loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Reportable Segment Adjusted EBITDA:
Terminix	$82	$77	$272	$248
American Home Shield	74	61	174	144
Franchise Services Group	20	19	58	58
Reportable Segment Adjusted EBITDA	$176	$157	$504	$450
Unallocated corporate expenses	$(1)	$(1)	$(6)	$(7)
Depreciation and amortization expense	(18)	(25)	(66)	(76)
Non-cash impairment of software and other related costs	—	—	—	(47)
Non-cash stock-based compensation expense	(3)	(2)	(8)	(5)
Restructuring charges	(2)	(1)	(4)	(7)
Gain on sale of Merry Maids branches	3	—	5	—
Management and consulting fees	—	—	—	(4)
Consulting agreement termination fees	—	(21)	—	(21)
Loss from discontinued operations, net of income taxes	(1)	(1)	(2)	(98)
(Provision) benefit for income taxes	(32)	3	(91)	(26)
Loss on extinguishment of debt	(31)	(65)	(58)	(65)
Interest expense	(41)	(49)	(128)	(171)
Other	—	1	(3)	—
Net Income (Loss)	$49	$(4)	$144	$(76)

Note 15. Related Party Transactions

On July 24, 2007, the Company was taken private pursuant to a merger transaction, and, following the completion of the merger and other subsequent transactions and prior to the Company’s initial public offering, the significant majority of the Company’s outstanding common stock was owned by investment funds managed by, or affiliated with, Clayton, Dubilier & Rice, LLC (“CD&R” or the “CD&R Funds”), JPMorgan Chase Funding Inc. (“JPMorgan”), StepStone Group LP (“StepStone”), the investment funds managed by StepStone (the “StepStone Funds”) and Ridgemont Partners Secondary Fund I, L.P. (“Ridgemont”) (collectively, the “Equity Sponsors”). As of September 30, 2015, the CD&R Funds and StepStone Funds hold approximately 21 percent of the Company’s common stock.

Consulting Agreements

The Company was a party to a consulting agreement with CD&R under which CD&R provided the Company with ongoing consulting and management advisory services. The annual consulting fee payable under the consulting agreement with CD&R was $6 million. The Company was also a party to consulting agreements with StepStone, JPMorgan and Ridgemont. Pursuant to the consulting agreements, the Company was required to pay aggregate annual consulting fees of $1 million to StepStone, JPMorgan and Ridgemont. Under these agreements, the Company recorded consulting fees of $4 million in the nine months ended September 30, 2014, which is included in Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). Due to the termination of the consulting fee agreements in connection with the completion of the Company’s initial public offering on July 1, 2014, there were no consulting fees recorded in the three and nine month periods ended September 30, 2015 and three months ended September 30, 2014.

TruGreen Spin-off

In connection with the TruGreen spin-off on January 14, 2014, the Company and TruGreen Holding Corporation (“New TruGreen”) entered into a transition services agreement pursuant to which the Company and its subsidiaries provide New TruGreen with specified communications, public relations, finance and accounting, tax, treasury, internal audit, human resources operations and benefits, risk management and insurance, supply management, real estate management, marketing, facilities, information technology and other support services. The charges for the transition services are designed to allow the Company to fully recover the direct costs of providing the services, plus specified margins and any out-of-pocket costs and expenses. The services provided under the transition services agreement will terminate at various specified times, and in no event later than January 14, 2016 (except certain information technology services, which the Company expects to provide to New TruGreen beyond the two-year period). New TruGreen may terminate the transition services agreement (or certain services under the transition services agreement) for convenience upon 90 days written notice, in which case New TruGreen will be required to reimburse the Company for early termination costs. Under this transition services agreement, the Company recorded $6 million and $8 million in the three months ended September 30, 2015 and 2014, respectively, and $21 million and $27 million in the nine months ended September 30, 2015 and 2014, respectively, of fees due from New TruGreen, which is included, net of costs incurred, in Selling and administrative expenses in the consolidated statement of operations and comprehensive income (loss). As of September 30, 2015, all amounts owed by New TruGreen under this agreement have been paid.

In addition, the Company, New TruGreen and TruGreen Limited Partnership, an indirectly wholly-owned subsidiary of New TruGreen, entered into (1) a separation and distribution agreement containing key provisions relating to the separation of the former TruGreen business and the distribution of New TruGreen common stock to the Company’s stockholders (including relating to specified TruGreen legal matters with respect to which we have agreed to retain liability, as well as insurance coverage, non-competition, indemnification and other matters), (2) an employee matters agreement allocating liabilities and responsibilities relating to employee benefit plans and programs and other related matters and (3) a tax matters agreement governing the respective rights, responsibilities and obligations of the parties thereto with respect to taxes, including allocating liabilities for income taxes attributable to New TruGreen and its subsidiaries generally to the Company for tax periods (or portions thereof) ending on or before January 14, 2014 and generally to New TruGreen for tax periods (or portions thereof) beginning after that date.

Note 16. Fair Value Measurements

The period-end carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net of tax as a component of accumulated other comprehensive income (loss) on the condensed consolidated statements of financial position, or, for certain unrealized losses, reported in interest and net investment income in the condensed consolidated statements of operations and comprehensive income (loss) if the decline in value is other than temporary. The carrying amount of total debt was $2,751 million and $3,057 million and the estimated fair value was $2,817 million and $3,102 million as of September 30, 2015 and December 31, 2014, respectively. The fair value of the Company’s debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of September 30, 2015 and December 31, 2014.

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

The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the nine month periods ended September 30, 2015 and 2014.

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2015:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$7	$7	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	74	37	37	—
Total financial assets		$81	$44	$37	$—
Financial Liabilities:
Fuel swap contracts:
Current	Other accrued liabilities	$5	$—	$—	$5
Interest rate swap contracts	Other long-term liabilities	11	—	11	—
Total financial liabilities		$16	$—	$11	$5
As of December 31, 2014:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$8	$8	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	99	53	45	—
Total financial assets		$107	$62	$45	$—
Financial Liabilities:
Fuel swap contracts:
Current	Other accrued liabilities	$6	$—	$—	$6
Interest rate swap contracts	Other long-term liabilities	4	—	4	—
Total financial liabilities		$10	$—	$4	$6

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

	Fuel Swap
	Contract
	Assets
(In millions)	(Liabilities)	Location of Gain (Loss) included in Earnings
Balance as of December 31, 2014	$(6)
Total gains (realized and unrealized)
Included in earnings	(4)	Cost of services rendered and products sold
Included in other comprehensive income	1
Settlements	4
Balance as of September 30, 2015	$(5)

Balance as of December 31, 2013	$1
Total gains (realized and unrealized)
Included in earnings	—	Cost of services rendered and products sold
Included in other comprehensive income	(2)
Settlements	—
Balance as of September 30, 2014	$(1)

The following tables present information relating to the significant unobservable inputs of the Company’s Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of September 30, 2015:
Fuel swap contracts	$(5)	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.00 - $2.53	$2.29
As of December 31, 2014:
Fuel swap contracts	$(6)	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.06 - $2.71	$2.39

___________________________________

(1)	Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

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

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the nine months ended September 30, 2015. As of September 30, 2015, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $26 million, maturing through 2016. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of September 30, 2015, the Company had posted $7 million in letters of credit as collateral under its fuel hedging program, which were issued under the Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income (loss). These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. See Note 7 “Comprehensive Income (Loss)” for the effective portion of the gain or loss on derivative instruments recorded in accumulated other comprehensive income (loss) and for the amounts reclassified out of accumulated other comprehensive income (loss) and into earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income (loss) expected to be recognized in earnings is a loss of $6 million, net of tax, as of September 30, 2015. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

A reconciliation of the amounts included in the computation of basic earnings (loss) per share from continuing operations and diluted earnings (loss) per share from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2015	2014	2015	2014
Income (Loss) from continuing operations	$50	$(3)	$145	$22
Weighted average common shares outstanding	135.2	133.2	134.9	105.8
Effect of dilutive securities:(1)
RSUs	0.2	—	0.2	0.1
Stock options(2)	1.3	—	1.4	0.8
Weighted average common share outstanding—assuming dilution	136.8	133.2	136.5	106.7
Basic earnings (loss) per share from continuing operations	$0.37	$(0.02)	$1.08	$0.20
Diluted earnings (loss) per share from continuing operations	$0.37	$(0.02)	$1.07	$0.20

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

(2)

Options to purchase 0.3 million shares for the three months ended September 30, 2015, and 0.3 million and 1.7 million shares for the shares for the nine months ended September 30, 2015 and 2014, respectively, were not included in the diluted earnings per share calculation because either their exercise price or proceeds per share exceeded the average market price of the Company’s common stock for each respective reporting date. For the three months ended September 30, 2014, there were no options with an exercise price or proceeds per share that exceeded the average market price of the Company’s common stock.

On June 25, 2014, the Company’s registration statement on Form S-1 was declared effective by the SEC for an initial public offering of its common stock, and, on July 1, 2014, the Company completed the offering of 41,285,000 shares of its common stock. For further details, see Note 1.

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

Management Change

On September 22, 2015, our board of directors appointed Mark J. Barry as Chief Marketing & Strategy Officer of the Company.  Mr. Barry previously served as Group President, American Home Shield & Franchise Services Group prior to this promotion.  In connection with Mr. Barry’s new role, the board of directors appointed Timothy M. Haynes as President, American Home Shield and Jamie Smith as Senior Vice President & Chief Information Officer.  Mr. Haynes previously served as Senior Vice President & Chief Information Officer and Mr. Smith previously served as Vice President reporting to Mr. Haynes in the IT function.  In their new roles, Messrs. Barry, Haynes and Smith will report directly to the Company’s Chief Executive Officer Robert J. Gillette.  Also in connection with the management changes, Martin Wick, who is serving as President, Franchise Services Group, will now report directly to Mr. Gillette. He previously reported to Mr. Barry in his former position.

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

Revenue.  Our revenue results are primarily a function of the volume and pricing of the services and products provided to our customers by our businesses as well as the mix of services and products provided across our businesses. The volume of our revenue in Terminix and American Home Shield, and in our company-owned branches in the Franchise Services Group, is impacted by new unit sales, the retention of our existing customers and tuck-in acquisitions. We expect to continue our tuck-in acquisition program at Terminix and to periodically evaluate other strategic acquisitions. Revenue results in the remainder of our Franchise Services Group are driven principally by royalty fees earned from our franchisees. We serve both residential and commercial customers, principally in the United States. In 2014, approximately 98 percent of our revenue was generated by sales in the United States.

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

Secondary Public Offerings

On February 4, 2015, our registration statement on Form S-1 was declared effective by the SEC for a secondary offering of its common stock. We registered on behalf of certain stockholders the offering and sale of 25,000,000 shares of common stock and an additional 3,750,000 shares of common stock sold to the underwriters pursuant to an option to purchase additional shares. On February 10, 2015, the selling stockholders completed the offering of 25,000,000 shares of common stock at a price of $29.50 per share. On February 13, 2015, the selling stockholders completed the offering of an additional 3,750,000 shares of common stock at a price of $29.50 per share pursuant to the underwriters’ option to purchase additional shares.

On May 27, 2015, our registration statement on Form S-1 was declared effective by the SEC for a secondary offering of its common stock. We registered on behalf of certain stockholders the offering and sale of 20,000,000 shares of common stock and an additional 3,000,000 shares of common stock sold to the underwriters pursuant to an option to purchase additional shares. On June 2, 2015, the selling stockholders completed the offering of 20,000,000 shares of common stock at a price of $34.00 per share. On June 12, 2015, the selling stockholders completed the offering of an additional 3,000,000 shares of common stock at a price of $34.00 per share pursuant to the underwriters’ option to purchase additional shares.

We did not receive any of the proceeds from the aggregate 51,750,000 shares of common stock sold by the selling stockholders.

Refinancing of Indebtedness

On February 17, 2015, we redeemed $190 million in aggregate principal amount of the 8% 2020 Notes at a redemption price of 106.0% of the principal amount using available cash. In connection with the partial redemption, we recorded a loss on extinguishment of debt of $13 million in the nine months ended September 30, 2015, which includes a pre-payment premium of $11 million and the write-off of $2 million of debt issuance costs.

On April 1, 2015, we entered into the First Term Loan Amendment, which provides for the April Incremental Term Loans in an aggregate principal amount of $175 million. On April 1, 2015, we used the net proceeds from the April Incremental Term Loans, together with cash on hand, to redeem the remaining outstanding $200 million in aggregate principal amount of the 8% 2020 Notes at a redemption price of 106.0% of the principal amount. In connection with the redemption, we recorded a loss on extinguishment of debt of $14 million in the nine months ended September 30, 2015, which includes a pre‑payment premium of $12 million and the write‑off of $2 million of debt issuance costs.

On August 17, 2015, we entered into the Second Term Loan Amendment, which provides for the August Incremental Term Loans in an aggregate principal amount of $400 million. On August 17, 2015, we used the net proceeds from the August Incremental Term Loans, together with cash on hand, to redeem the remaining outstanding $488 million in aggregate principal amount of the 7% 2020 Notes at a redemption price of 105.25% of the principal amount. In connection with the redemption, we recorded a loss on extinguishment of debt of $31 million in the three and nine months ended September 30, 2015, which includes a pre‑payment premium of $25 million and the write‑off of $6 million of debt issuance costs.

 Results of Operations

	Three Months Ended		Increase
	September 30,		(Decrease)	% of Revenue
(In millions)	2015	2014	2015 vs. 2014	2015	2014
Revenue	$706	$664	6%	100%	100%
Cost of services rendered and products sold	368	344	7	52	52
Selling and administrative expenses	178	176	1	25	27
Amortization expense	7	13	(46)	1	2
Consulting agreement termination fees	—	21	*	—	3
Restructuring charges	2	1	100	—	—
Gain on sale of Merry Maids branches	(3)	—	*	—	—
Interest expense	41	49	(16)	6	7
Loss on extinguishment of debt	31	65	(52)	4	10
Income (Loss) from Continuing Operations before Income Taxes	83	(5)	*	12	(1)
Provision (benefit) for income taxes	32	(3)	*	5	—
Income (Loss) from Continuing Operations	50	(3)	*	7	—
Loss from discontinued operations, net of income taxes	(1)	(1)	*	—	—
Net Income (Loss)	$49	$(4)	* %	7%	(1)%

	Nine Months Ended		Increase
	September 30,		(Decrease)	% of Revenue

(In millions)	2015	2014	2015 vs. 2014	2015	2014
Revenue	$1,993	$1,880	6%	100%	100%
Cost of services rendered and products sold	1,036	983	5	52	52
Selling and administrative expenses	512	505	1	26	27
Amortization expense	31	39	(21)	2	2
Impairment of software and other related costs	—	47	*	—	3
Consulting agreement termination fees	—	21	*	—	1
Restructuring charges	4	7	(43)	—	—
Gain on sale of Merry Maids branches	(5)	—	*	—	—
Interest expense	128	171	(25)	6	9
Interest and net investment income	(8)	(7)	14	—	—
Loss on extinguishment of debt	58	65	(11)	3	3
Income from Continuing Operations before Income Taxes	237	48	394	12	3
Provision for income taxes	91	26	250	5	1
Income from Continuing Operations	145	22	559	7	1
Loss from discontinued operations, net of income taxes	(2)	(98)	*	—	(5)
Net Income (Loss)	$144	$(76)	* %	7%	(4)%

_________________________________

*     not meaningful

Revenue

We reported revenue of $706 million and $664 million for the three months ended September 30, 2015 and 2014, respectively, and revenue of $1,993 million and $1,880 million for the nine months ended September 30, 2015 and 2014, respectively. A summary of changes in revenue for each of our reportable segments and Corporate is included in the tables below. See “—Segment Review” for a discussion of the drivers of the year-over-year changes.

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended September 30, 2014	$353	$245	$64	$2	$664
Pest Control	15	—	—	—	15
Termite and Other Services(1)	1	—	—	—	1
Home Warranties	—	30	—	—	30
Franchise-Related Revenue(2)	—	—	(6)	—	(6)
Other	3	—	—	(1)	2
Three Months Ended September 30, 2015	$372	$275	$58	$1	$706

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Nine Months Ended September 30, 2014	$1,049	$637	$189	$5	$1,880
Pest Control	37	—	—	—	37
Termite and Other Services(1)	16	—	—	—	16
Home Warranties(3)	—	74	—	—	74
Franchise-Related Revenue(2)	—	—	(11)	—	(11)
Other	1	—	—	(3)	(2)
Nine Months Ended September 30, 2015	$1,103	$711	$178	$2	$1,993

_________________________________

(1)	Includes wildlife exclusion, crawl space encapsulation and attic insulation products which are managed as a component of our termite line of business.
(2)

Includes a $4 million and $8 million decline in the three and nine months ended September 30, 2015 attributable to the conversion of certain company-owned Merry Maids branches to franchises in 2014 and 2015.

(3)	Includes an approximate $10 million increase as a result of the acquisition of HSA on February 28, 2014.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $368 million and $344 million for the three months ended September 30, 2015 and 2014, respectively, and $1,036 million and $983 million for the nine months ended September 30, 2015 and 2014, respectively. The following tables provide a summary of changes in cost of services rendered and products sold for each of our reportable segments and Corporate:

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended September 30, 2014	$197	$115	$30	$2	$344
Impact of change in revenue	11	11	(3)	—	19
Contract claims	—	7	—	—	7
Cost reduction initiatives	—	—	(1)	—	(1)
Other	—	(1)	—	—	(1)
Three Months Ended September 30, 2015	$208	$132	$26	$2	$368

The increase in contract claims cost at American Home Shield was driven by an increase in service requests related to household systems.

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Nine Months Ended September 30, 2014	$575	$311	$87	$10	$983
Impact of change in revenue(1)	24	28	(3)	—	49
Contract claims	—	14	—	—	14
Insurance program	—	—	—	(4)	(4)
Cost reduction initiatives	(1)	—	(3)	—	(4)
Other	(1)	(1)	—	(1)	(3)
Nine Months Ended September 30, 2015	$597	$352	$81	$5	$1,036

_________________________________

(1)	For American Home Shield, includes an approximate $5 million increase as a result of the acquisition of HSA on February 28, 2014.

The increase in contract claims cost at American Home Shield was driven by an increase in service requests related to household systems.

The decrease in expense related to our automobile, general liability and workers’ compensation insurance program was driven by the impact of increased reserves of $6 million and $10 million recorded in the nine months ended September 30, 2015 and 2014, respectively, driven by unfavorable claims trends.

Selling and Administrative Expenses

We reported selling and administrative expenses of $178 million and $176 million for the three months ended September 30, 2015 and 2014, respectively, and $512 million and $505 million for the nine months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015 and 2014, selling and administrative expenses comprised general and administrative expenses of $64 million and $65 million, respectively, and selling and marketing expenses of $114 million and $111 million, respectively. For the nine months ended September 30, 2015 and 2014, selling and administrative expenses comprised general and administrative expenses of $194 million and $205 million, respectively, and selling and marketing expenses of $318 million and $300 million, respectively. The following tables provide a summary of changes in selling and administrative expenses for each of our reportable segments and Corporate:

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended September 30, 2014	$87	$70	$15	$4	$176
Sales and marketing costs	2	—	(1)	—	1
Cost reduction initiatives	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	—	1	1
Other	1	—	—	—	1
Three Months Ended September 30, 2015	$90	$70	$13	$5	$178

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Nine Months Ended September 30, 2014	$248	$192	$45	$20	$505
Sales and marketing costs	10	5	(3)	—	12
HSA selling and administrative expenses	—	4	—	—	4
Cost reduction initiatives	(1)	(3)	(2)	—	(6)
Technology costs	—	(2)	—	—	(2)
Management and consulting fees	—	—	—	(4)	(4)
Stock-based compensation expense	—	—	—	3	3
Secondary offering expenses	—	—	—	3	3
Other	—	—	—	(3)	(3)
Nine Months Ended September 30, 2015	$257	$196	$40	$19	$512

Amortization Expense

Amortization expense was $7 million and $13 million in the three months ended September 30, 2015, respectively, and $31 million and $39 million in the nine months ended September 30, 2015 and 2014, respectively. The decreases are a result of certain finite-lived intangible assets recorded in connection with the merger in 2007 being fully amortized.

Impairment of Software and Other Related Costs

We recorded an impairment charge of $47 million in the nine months ended September 30, 2014 relating to our decision in the first quarter of 2014 to abandon our efforts to deploy a new operating system at American Home Shield.

Consulting Agreement Termination Fees

On July 1, 2014, in connection with the completion of our initial public offering, we paid the Equity Sponsors aggregate fees of $21 million in connection with the termination of the consulting agreements, which was recorded in the nine months ended September 30, 2014. See Note 15 to the condensed consolidated financial statements for more details.

Restructuring Charges

We incurred restructuring charges of $2 million and $1 million in the three months ended September 30, 2015 and 2014, respectively, and $4 million and $7 million in the nine months ended September 30, 2015 and 2014, respectively. Restructuring charges were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Terminix branch optimization(1)	$2	$—	$3	$2
Franchise services group reorganization(2)	—	1	1	1
Corporate(3)	—	—	—	4
Total restructuring charges	$2	$1	$4	$7

___________________________________

(1)	Represents lease termination and severance costs.
(2)	Represents severance costs.
(3)

Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in our headquarters functions that provide Company-wide administrative services for our operations. For the nine months ended September 30, 2014, these charges included professional fees of $1 million and severance and other costs of $3 million.

Gain on Sale of Merry Maids Branches

We recorded a gain of $3 million and $5 million in the three and nine months ended September 30, 2015, respectively, associated with the conversion of certain company-owned Merry Maids branches to franchises.

Interest Expense

Interest expense was $41 million and $49 million for the three months ended September 30, 2015 and 2014, respectively, and $128 million and $171 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in interest expense in the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 was driven by the refinancing of the then-existing term loan facility on July 1, 2014 and the redemptions of the 8% 2020 Notes and the 7% 2020 Notes (collectively, the “2020 Notes”) offset, in part, by additional borrowings under the April and August Incremental Term Loans. See Note 10 to the condensed consolidated financial statements for more details.

Interest and Net Investment Income

Interest and net investment income was less than one million in each of the three month periods ended September 30, 2015 and 2014 and $8 million and $7 million for the nine months ended September 30, 2015 and 2014, respectively, and was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Realized gains(1)	$1	$—	$7	$6
Other(2)	—	—	1	1
Total interest and net investment income	$—	$—	$8	$7

___________________________________

(1)	Represents the net investment gains and the interest and dividend income realized on the American Home Shield investment portfolio.
(2)	Includes interest income on other cash balances.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $31 million and $58 million was recorded in the three and nine months ended September 30, 2015, respectively, related to the redemptions of the 8% 2020 Notes on February 17, 2015 and April 1, 2015 and the redemption of the 7% 2020 Notes on August 17, 2015.  A loss on extinguishment of debt of $65 million was recorded in the three and nine months ended September 30, 2014 related to the partial redemption of the 8% 2020 Notes and the 7% 2020 Notes on July 16, 2014. See Note 10 to the condensed consolidated financial statements for more details.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes was $83 million for the three months ended September 30, 2015 compared to a loss from continuing operations before income taxes of $5 million for the three months ended September 30, 2014. Income from continuing operations before income taxes was $237 million and $48 million for nine months ended September 30, 2015 and 2014, respectively. The change in income from continuing operations before income taxes primarily reflects the net effect of year-over-year changes in the following items:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In millions)	2015 vs. 2014	2015 vs. 2014
Reportable segments and Corporate(1)	$17	$55
Interest expense(2)	8	43
Impairment of software and other related costs(3)	—	47
Consulting agreement termination fees(4)	21	21
Loss on extinguishment of debt(5)	34	7
Gain on sale of Merry Maids branches(6)	3	5
Other(7)	5	11
Increase in income from continuing operations before income taxes	$88	$189

___________________________________

(1)	Represents the net change in Adjusted EBITDA as described in “—Segment Review.”
(2)	Represents the net change in interest expense as described in “—Interest Expense.”
(3)

Represents a $47 million impairment of software and other related costs at American Home Shield recorded in the nine months ended September 30, 2014 as described in “—Impairment of Software and Other Related Costs.”

(4)	Represents the consulting agreement termination fees of $21 million recorded in the three and nine months ended September 30, 2014 as described in “—Consulting Agreement Termination Fees.”
(5)	Represents the net change in loss on extinguishment of debt as described in “—Loss on Extinguishment of Debt.”
(6)	Represents the $3 million and $5 million gain recorded in the three and nine months ended September 30, 2015, respectively, as described in “—Gain on Sale of Merry Maids branches.”
(7)	Primarily represents the net change in restructuring charges, management and consulting fees, stock-based compensation, secondary offering fees and depreciation and amortization.

Provision for Income Taxes

The effective tax rate on income (loss) from continuing operations was 39.3 percent for the three months ended September 30, 2015 compared to 56.5 percent for the three months ended September 30, 2014. The effective tax rate on income from continuing operations for the three months ended September 30, 2014 was affected by various discrete events, including an adjustment to deferred state taxes resulting from changes in our state apportionment factors.

The effective tax rate on income from continuing operations was 38.6 percent for the nine months ended September 30, 2015 compared to 54.3 percent for the nine months ended September 30, 2014. The effective tax rate on income from continuing operations for the nine months ended September 30, 2014 was affected by various discrete events, including an adjustment to deferred state taxes resulting from changes in our state apportionment factors primarily attributable to the TruGreen Spin-off.

Net Income (Loss)

Net income was $49 million for the three months ended September 30, 2015 compared to a net loss of $4 million for the three months ended September 30, 2014. The $53 million improvement was driven by an  $88 million increase in income from continuing operations before income taxes, offset, in part, by a $35 million increase in provision for income taxes.

Net income was $144 million for the nine months ended September 30, 2015 compared to net loss of $76 million for the nine months ended September 30, 2014. The $220 million improvement was driven by a $189 million increase in income from continuing operations before income taxes and a $96 million reduction in loss from discontinued operations, net of tax, offset, in part, by a $65 million increase in provision for income taxes.

Segment Review

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the notes to the condensed consolidated financial statements included in this report.

Revenue and Adjusted EBITDA by reportable segment and for Corporate are as follows:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
(In millions)	2015	2014	(Decrease)	2015	2014	(Decrease)
Revenue:
Terminix	$372	$353	5%	$1,103	$1,049	5%
American Home Shield	275	245	12	711	637	12
Franchise Services Group	58	64	(9)	178	189	(6)
Corporate	1	2	*	2	5	*
Total Revenue:	$706	$664	6%	$1,993	$1,880	6%
Adjusted EBITDA:(1)
Terminix	$82	$77	6%	$272	$248	10%
American Home Shield	74	61	21	174	144	21
Franchise Services Group	20	19	5	58	58	—
Reportable Segment Adjusted EBITDA	176	157	12	504	450	12
Corporate(2)	(1)	(1)	*	(6)	(7)	*
Total Adjusted EBITDA	$174	$157	11%	$498	$443	12%

___________________________________

*     not meaningful

(1)	See Note 14 for our definition of Adjusted EBITDA and a reconciliation of Reportable Segment Adjusted EBITDA to net income (loss).

(2)	Represents unallocated corporate expenses.

The table below presents selected operating metrics related to renewable customer counts and customer retention for our Terminix and American Home Shield segments.

	As of September 30,
	2015	2014(1)
Terminix
(Reduction) Growth in Pest Control Customers	(2)%	—%
Pest Control Customer Retention Rate	79%	80%
Reduction in Termite and Other Services Customers	(2)%	(3)%
Termite and Other Services Customer Retention Rate	85%	85%
American Home Shield
Growth in Home Warranties	7%	13%
Customer Retention Rate	75%	75%

___________________________________

(1)

As of September 30, 2014, excluding the HSA accounts acquired on February 28, 2014, the growth in home warranties was 4 percent, and, excluding all HSA accounts, the customer retention rate for our American Home Shield segment was 76 percent.

Terminix Segment

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a 5 percent increase in revenue and a 6 percent increase in Adjusted EBITDA for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Revenue

Revenue by service line is as follows:

	Three Months Ended		% of
	September 30,		Revenue
(In millions)	2015	2014	2015
Pest Control	$217	$202	58%
Termite and Other Services	135	133	36
Other	21	18	6
Total revenue	$372	$353	100%

Pest control revenue increased seven percent,  reflecting improved price realization,  a favorable product mix and growth in mosquito and bed bug services.

Termite revenue, including the wildlife exclusion, crawl space encapsulation and attic insulation products, which are managed as a component of our termite line of business, increased one percent. Termite renewal revenue comprised 51 percent of total termite revenue, while the remainder consisted of termite new unit revenue. The increase in termite revenue reflects growth of new products (wildlife exclusion and crawlspace encapsulation), increased sales of attic insulation and improved price realization, offset, in part, by a decrease in traditional termite sales. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended September 30, 2014	$77
Impact of change in revenue	8
Sales costs	(2)
Other	(1)
Three Months Ended September 30, 2015	$82

The increase in sales costs was primarily driven by investments to grow and train our sales force and higher commissions attributable to the growth in new products and pest control revenue.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The Terminix segment reported a 5 percent increase in revenue and a 10 percent increase in Adjusted EBITDA for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Revenue

Revenue by service line is as follows:

	Nine Months Ended		% of
	September 30,		Revenue
(In millions)	2015	2014	2015
Pest Control	$606	$569	55%
Termite and Other Services	444	428	40
Other	54	51	5
Total revenue	$1,103	$1,049	100%

Pest control revenue increased 7  percent,  reflecting improved price realization,  a favorable product mix and growth in mosquito and bed bug services.

Termite revenue, including the wildlife exclusion, crawl space encapsulation and attic insulation products, which are managed as a component of our termite line of business, increased 4  percent. Termite renewal revenue comprised 51 percent of total termite revenue, while the remainder consisted of termite new unit revenue. The increase in termite revenue reflects growth of new products (wildlife exclusion and crawlspace encapsulation), increased sales of attic insulation and improved price realization, offset, in part, by a decrease in traditional termite sales.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Nine Months Ended September 30, 2014	$248
Impact of change in revenue	31
Sales costs	(10)
Cost reduction initiatives	2
Other	1
Nine Months Ended September 30, 2015	$272

The increase in sales costs was primarily driven by investments to grow and train our sales force and higher commissions attributable to the growth in new products and pest control revenue.

American Home Shield Segment

Three Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The American Home Shield segment, which provides home warranties for household systems and appliances, reported a 12 percent increase in revenue and a 21 percent increase in Adjusted EBITDA for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Revenue

The revenue results reflect an increase in new unit sales, improved price realization and a favorable product mix.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended September 30, 2014	$61
Impact of change in revenue	19
Contract claims	(7)
Interest and net investment income	1
Three Months Ended September 30, 2015	$74

The increase in contract claims cost was primarily driven by an increase in service requests related to household systems.

In the three months ended September 30, 2015, the segment’s Adjusted EBITDA included interest and net investment income from the American Home Shield investment portfolio of $1 million. Interest and net investment income was less than $1 million in the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The American Home Shield segment reported a 12 percent increase in revenue and a 21 percent increase in Adjusted EBITDA for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Revenue

The revenue results reflect an increase in new unit sales, improved price realization, a favorable product mix and the impact of the HSA acquisition (an approximate $10 million increase as a result of the acquisition on February 28, 2014).

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Nine Months Ended September 30, 2014	$144
Impact of change in revenue	46
Contract claims	(14)
Marketing costs	(5)
HSA selling and administrative expenses	(4)
Cost reduction initiatives	3
Lower technology costs	2
Interest and net investment income	1
Other	1
Nine Months Ended September 30, 2015	$174

The increase in contract claims cost was driven by an increase in service requests related to household systems.

In the nine months ended September 30, 2015 and 2014, the segment’s Adjusted EBITDA included interest and net investment income from the American Home Shield investment portfolio of $7 million and $6 million, respectively.

Franchise Services Group Segment

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The Franchise Services Group segment, which consists of the ServiceMaster Restore (disaster restoration), ServiceMaster Clean (janitorial), Merry Maids (residential cleaning), Furniture Medic (furniture repair) and AmeriSpec (home inspection) businesses, reported a 9 percent decrease in revenue and a 5 percent increase in Adjusted EBITDA for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Revenue

Revenue by service line is as follows:

	Three Months Ended		% of
	September 30,		Revenue
(In millions)	2015	2014	2015
Royalty Fees	$30	$30	51%
Company-Owned Merry Maids Branches	10	16	18
Janitorial National Accounts	10	10	17
Sales of Products	5	5	8
Other	4	3	6
Total revenue	$58	$64	100%

Approximately $4  million of the decline in revenue from company-owned Merry Maids branches was attributable to the conversion of certain branches to franchises in 2014 and 2015 with the remainder of the decline attributable to a decrease in new unit sales.

In 2014, we began converting company-owned Merry Maids branches to franchises. We expect the conversions completed through September 30, 2015, as well as further conversions expected during the remainder of 2015, to result in further decreases in revenues from company-owned Merry Maids branches, which we expect will be offset, in part, by modest increases in royalty fees. During the nine months ended September 30, 2015, we converted 25 branches to franchises, resulting in 42 company-owned branches remaining as of September 30, 2015.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended September 30, 2014	$19
Impact of change in revenue	(3)
Sales and marketing costs	1
Cost reduction initiatives	2
Other	1
Three Months Ended September 30, 2015	$20

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The Franchise Services Group segment reported a 6 percent decrease in revenue for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Adjusted EBITDA for the nine months ended September 30, 2015 was comparable to the nine months ended September 30, 2014.

Revenue

Revenue by service line is as follows:

	Nine Months Ended		% of
	September 30,		Revenue
(In millions)	2015	2014	2015
Royalty Fees	$88	$90	50%
Company-Owned Merry Maids Branches	35	47	20
Janitorial National Accounts	29	25	17
Sales of Products	13	17	7
Other	11	10	6
Total revenue	$178	$189	100%

The decrease in royalty fees was primarily driven by lower disaster restoration services. Approximately $8 million of the decline in revenue from company-owned Merry Maids branches was attributable to the conversion of certain branches to franchises in 2014 and 2015 with the remainder of the decline attributable to a decrease in new unit sales. The increase in revenue from janitorial national accounts was driven by strong sales activity. We intend to continue to focus on expanding our market share in janitorial national accounts. The decrease in sales of products was driven by lower franchisee demand.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Nine Months Ended September 30, 2014	$58
Impact of change in revenue	(8)
Sales and marketing costs	3
Cost reduction initiatives	5
Nine Months Ended September 30, 2015	$58

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

Corporate

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Adjusted EBITDA for Corporate for the three months ended September 30, 2015 was comparable to the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Corporate reported a $1 million increase in Adjusted EBITDA for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Adjusted EBITDA

The following table provides a summary of changes in Corporate Adjusted EBITDA:

(In millions)
Nine Months Ended September 30, 2014	$(7)
Insurance program	4
Other	(3)
Nine Months Ended September 30, 2015	$(6)

The decrease in expense related to our automobile, general liability and worker’s compensation insurance program was driven by the impact of increased reserves of $6 million and $10 million recorded in the nine months ended September 30, 2015 and 2014, respectively, driven by unfavorable claims trends. The unfavorable claims trends for the nine months ended September 30, 2015 were impacted by a charge of $3 million in connection with civil claims related to an incident at a resort in St. John in the U.S. Virgin Islands. The charge of $3 million is an amount equal to our insurance deductible under our general liability insurance program.

Discontinued Operations

Loss from discontinued operations, net of income taxes, for all periods presented includes the operating results of the previously sold businesses.

The operating results of discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Revenue	$—	$—	$—	$6
Cost of services rendered and products sold	—	—	—	12
Selling and administrative expenses	1	1	2	13
Goodwill and trade name impairment(1)	—	—	—	139
Restructuring charges	—	—	—	3
Loss before income taxes(1)	(1)	(1)	(2)	(160)
Benefit for income taxes(1)	—	—	(1)	(62)
Loss from discontinued operations, net of income taxes(1)	$(1)	$(1)	$(2)	$(98)

___________________________________

(1)

In the nine months ended September 30, 2014, the Company recorded a pre-tax non-cash impairment charge of $139 million ($84 million, net of tax) associated with the trade name at its former TruGreen business, which is reported in Loss from discontinued operations, net of income taxes.

Liquidity and Capital Resources

Liquidity

We are highly leveraged, and a substantial portion of our liquidity needs are due to service requirements on our significant indebtedness. The agreements governing the Credit Facilities contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of September 30, 2015,  we were in compliance with the covenants under the agreements that were in effect on such date.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under our credit facilities. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. As of September 30, 2015, there were $136 million of letters of credit outstanding and $164 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts.

Cash and short- and long-term marketable securities totaled $340 million as of September 30, 2015, compared with $495 million as of December 31, 2014. As described below, on February 17, 2015, we redeemed $190 million in aggregate principal amount of the 8% 2020 Notes at a redemption price of 106.0% of the principal amount using available cash. On April 1, 2015, we redeemed the remaining $200 million in aggregate principal amount of the 8% 2020 Notes at a redemption price of 106.0% of the principal amount using net proceeds from the April Incremental Term Loans, together with cash on hand. On August 17, 2015, we redeemed the remaining $488 million in aggregate principal amount of the 7% 2020 Notes at a redemption price of 105.25% of the principal amount using net proceeds from the August Incremental Term Loans, together with cash on hand.

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

As of September 30, 2015, we had posted $129 million in letters of credit as collateral under our automobile, general liability and workers’ compensation insurance program, which were issued under the Revolving Credit Facility. Additionally, under the terms of our fuel swap contracts, we are required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances when required by the counterparty. As of September 30, 2015, the estimated fair value of our fuel swap contracts was a net liability of $5 million, and we had posted $7 million in letters of credit as collateral under our fuel hedging program, which were also issued under the Revolving Credit Facility. The continued use of letters of credit for this purpose in the future could limit our ability to post letters of credit for other purposes and could limit our borrowing availability under the Revolving Credit Facility. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity. We may from time to time repurchase or otherwise retire or extend our debt and/or take other steps to reduce our debt or otherwise improve our financial position, results of operations or cash flows. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and/or opportunistic refinancing of debt or the utilization of cash or marketable securities to satisfy collateral requirements. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations.

Refinancing of Indebtedness

On February 17, 2015, we redeemed $190 million in aggregate principal amount of the 8% 2020 Notes at a redemption price of 106.0% of the principal amount using available cash. In connection with the partial redemption, we recorded a loss on extinguishment of debt of $13 million in the nine months ended September 30, 2015, which includes a pre-payment premium of $11 million and the write-off of $2 million of debt issuance costs.

On April 1, 2015, we entered into the First Term Loan Amendment, which provides for the April Incremental Term Loans in an aggregate principal amount of $175 million. On April 1, 2015, we used the net proceeds from the April Incremental Term Loans, together with cash on hand, to redeem the remaining outstanding $200 million in aggregate principal amount of the 8% 2020 Notes at a redemption price of 106.0% of the principal amount. In connection with the redemption, we recorded a loss on extinguishment of debt $14 million in the nine months ended September 30, 2015, which includes a pre‑payment premium of $12 million and the write‑off of $2 million of debt issuance costs.

On August 17, 2015, we entered into the Second Term Loan Amendment, which provides for the August Incremental Term Loans in an aggregate principal amount of $400 million. On August 17, 2015, we used the net proceeds from the August Incremental Term Loans, together with cash on hand, to redeem the remaining outstanding $488 million in aggregate principal amount of the 7% 2020 Notes at a redemption price of 105.25% of the principal amount. In connection with the redemption, we recorded a loss on extinguishment of debt of $31 million in the three and nine months ended September 30, 2015, which includes a pre‑payment premium of $25 million and the write‑off of $6 million of debt issuance costs.

Fleet and Equipment Financing Arrangements

We have entered into the Fleet Agreement which, among other things, allows us to obtain fleet vehicles through a leasing program. We expect to fulfill substantially all of our vehicle fleet needs in 2015 through the leasing program under the Fleet Agreement. For the nine months ended September 30, 2015, we acquired $16 million of vehicles through the leasing program under the Fleet Agreement. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement.

Additionally, a portion of our property and equipment is leased through programs outside the scope of the Fleet Agreement. For the nine months ended September 30, 2015, we acquired $6 million of property and equipment through these incremental leasing programs, which are treated as capital leases for accounting purposes. We anticipate that new lease financings, including the Fleet Agreement and incremental leasing programs, for the full year 2015 will range from approximately $25 to $35 million.

Limitations on Distributions and Dividends by Subsidiaries

We are a holding company, and as such have no independent operations or material assets other than ownership of equity interests in our subsidiaries. We depend on our subsidiaries to distribute funds to us so that we may pay obligations and expenses, including satisfying obligations with respect to indebtedness. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial condition and general business conditions, as well as restrictions under the laws of our subsidiaries’ jurisdictions.

The terms of the agreements governing the Credit Facilities significantly restrict the ability of our subsidiaries to pay dividends, make loans or otherwise transfer assets to us. Further, our subsidiaries are permitted under the terms of the Credit Facilities and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us.

Furthermore, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payments of ordinary and extraordinary dividends by our home warranty and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of September 30, 2015, the total net assets subject to these third-party restrictions was $171 million. We expect that such limitations will be in effect for the remainder of 2015. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

We consider undistributed earnings of our foreign subsidiaries as of September 30, 2015 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $14 million and $20 million as of September 30, 2015 and December 31, 2014, respectively. We have not repatriated, nor do we anticipate the need to repatriate, funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized in the following table.

	Nine Months Ended
	September 30,
(In millions)	2015	2014
Net cash provided from (used for):
Operating activities	$229	$132
Investing activities	(34)	(51)
Financing activities	(314)	(274)
Discontinued operations	(9)	(15)
Effect of Exchange Rate Changes on Cash	(1)	—
Cash decrease during the period	$(129)	$(208)

Operating Activities

Net cash provided from operating activities from continuing operations increased $97 million to $229 million for the three months ended September 30, 2015 compared to $132 million for the three months ended September 30, 2014.

Net cash provided from operating activities for the nine months ended September 30, 2015,was comprised of $317 million in earnings adjusted for non-cash charges, offset, in part, by a $27 million increase in cash required for working capital (a $5 million increase excluding the working capital impact of accrued interest, restructuring and taxes), $49 million in payments for the call premium paid on the retirement of debt and $12 million in excess tax benefits from stock-based compensation expense. For the nine months ended September 30, 2015, working capital requirements were negatively impacted by the timing of interest payments on the 2020 Notes and normal seasonal activity, offset, in part, by the timing of payments to vendors.

Our federal cash tax obligations have benefitted in recent years from the usage of federal net operating loss carryforwards (“NOLs”).  In the third quarter of 2015, we exhausted such NOLs and began making federal cash tax payments.  For the nine months ended September 30, 2015, we have made federal cash tax payments of $38 million.

Net cash provided from operating activities for the nine months ended September 30, 2014 was comprised of $239 million in earnings adjusted for non-cash charges, offset, in part, by a $72 million increase in cash required for working capital (a $27 million increase excluding the working capital impact of accrued interest, restructuring and taxes) and $35 million in payments for the call premium paid on the retirement of debt. Working capital requirements for the nine months ended September 30, 2014 were negatively impacted by the timing of interest payments on the 2020 Notes, payments of accrued interest attributable to the principal pay down of debt, payments related to settlements of certain legal matters and normal seasonal activity.

Investing Activities

Net cash used for investing activities from continuing operations was $34 million for the nine months ended September 30, 2015 compared to $51 million for the nine months ended September 30, 2014.

Capital expenditures increased to $30 million for the nine months ended September 30, 2015 from $29 million in the nine months ended September 30, 2014 and included recurring capital needs and information technology projects. We anticipate capital expenditures for the full year 2015 will range from approximately $35 million to $45 million, reflecting recurring capital needs and the continuation of investments in information systems and productivity enhancing technology. We expect to fulfill our ongoing vehicle fleet needs through vehicle capital leases. We have no additional material capital commitments at this time.

Proceeds from the sale of equipment and other assets was $9 million for the nine months ended September 30, 2015 compared with $2 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, the Company converted certain company-owned Merry Maids branches to franchises for a total purchase price of $12 million.  We received cash of $9 million and provided financing of $3 million. We expect to continue to convert certain company-owned braches to franchises.

Cash payments for acquisitions for the nine months ended September 30, 2015 totaled $31 million, compared with $52 million for the nine months ended September 30, 2014. On February 28, 2014, we acquired HSA for cash consideration of $32 million. Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. We expect to continue our tuck-in acquisition program at Terminix and to periodically evaluate other strategic acquisitions.

Cash flows provided from purchases, sales and maturities of securities, net, for the nine months ended September 30, 2015 and 2014, were $25 million and $36 million, respectively, and were driven by the maturity and sale of marketable securities at American Home Shield.

Cash flows used for notes receivable, net, for the nine months ended September 30, 2015 and 2014, were $8 million and $6 million, respectively, and were as a result of increased financing provided by SMAC to our franchisees and retail customers of our operating units.

Financing Activities

Net cash used for financing activities from continuing operations was $314 million for the nine months ended September 30, 2015 compared to $274 million for the nine months ended September 30, 2014.

During the nine months ended September 30, 2015, we borrowed an incremental $578 million, made scheduled principal payments on long-term debt of $33 million and redeemed $390 million and $488 million in aggregate principal amount of our 8% 2020 Notes and 7% 2020 Notes, respectively, at a redemption price of 106.0% and 105.25%, respectively, of the principal amounts using available cash and the April and August Incremental Term Loans. Additionally, we paid $2 million in original issue discount, paid $5 million in debt issuance costs, recognized $12 million in excess tax benefits from the exercise of stock options and vesting of RSUs and received $14 million from the issuance of common stock.

On July 1, 2014, we completed the offering of 41,285,000 shares of our common stock at a price of $17.00 per share, and we terminated our then-existing credit agreements governing our then-existing credit facility and entered into the Credit Facilities. The net proceeds and use of proceeds in connection with the offering and related refinancing, which are included in financing activities from continuing operations during the nine months ended September 30, 2014, are as follows:

(In millions)
Net proceeds from offering	$663
Borrowings under the Term Loan Facility	1,825
Repayment of the then-existing credit facility	(2,187)
Partial redemption of 8% 2020 Notes	(210)
Partial redemption of 7% 2020 Notes	(263)
Original issue discount paid in connection with New Term Loan Facility	(18)
Debt issuance costs paid in connection with Term Loan Facility	(24)
Net cash used for financing activities in connection with the initial public offering	$(214)

In addition to the aforementioned financing activities in connection with our initial public offering, during the nine months ended September 30, 2014, we made scheduled principal payments on long-term debt of $27 million and contributed $35 million to New TruGreen in connection with the TruGreen spin. Additionally, we paid $5 million for the purchase of common stock and RSUs and received $8 million from the issuance of common stock during the nine months ended September 30, 2014.

Contractual Obligations

Our 2014 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2014. We continue to make the contractually required payments, and, therefore, the 2015 obligations and commitments as listed in our 2014 Form 10-K have been reduced by the required payments.

 On February 17, 2015, we redeemed $190 million in aggregate principal amount of the 8% 2020 Notes at a redemption price of 106.0% of the principal amount using available cash. On April 1, 2015, we entered the First Term Loan Amendment, which provides for the April Incremental Term Loans in an aggregate principal amount of $175 million. On April 1, 2015, we used the net proceeds from the April Incremental Term Loans, together with cash on hand, to redeem the remaining outstanding $200 million in aggregate principal amount of the 8% 2020 Notes at a redemption price of 106.0% of the principal amount. On August  17, 2015, we entered the Second Term Loan Amendment, which provides for the August Incremental Term Loans in an aggregate principal amount of $400 million. On August 17, 2015, we used the net proceeds from the August Incremental Term Loans, together with cash on hand, to redeem the remaining outstanding $488 million in aggregate principal amount of the 7% 2020 Notes at a redemption price of 105.25% of the principal amount. See “—Liquidity—Refinancing of Indebtedness” above for more details.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any significant off-balance sheet arrangements.

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

Regulatory Matters

On March 25, 2015, we were informed that the United States Department of Justice initiated a criminal investigation into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands, resulting in serious injuries to four members of a family vacationing there. The U.S. Virgin Islands government is also investigating the matter, as is the EPA. The EPA has also requested information concerning the possible distribution, sale or use of methyl bromide in Puerto Rico. We continue to investigate this matter and are fully cooperating with all relevant governmental authorities. In the nine months ended September 30, 2015, we recorded in our condensed consolidated statement of operations and comprehensive income (loss) a charge of $3 million in connection with civil claims related to the U.S. Virgin Islands matter, an amount equal to our insurance deductible under our general liability insurance program, although no assurance can be given regarding our insurance coverage or recoveries. The extent of any potential penalties, fines and other sanctions that the federal or other governmental authorities may impose, investigation costs and reputational harm, as well as the impact of any judicial, administrative or regulatory proceedings resulting from or related to the incident, which could be material, is not currently known or reasonably estimable, and any such penalties, fines or sanctions may not be covered under our general liability insurance program.

On September 15, 2015, a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, styled Carl Robert McCaughey, et al. v. Terminix International Company Limited Partnership, Sunland Pest Control Services, Inc., et al. (Case No. 32080796). The lawsuit alleges that fumigation of a Florida family’s residence by a subcontractor of Terminix resulted in serious injuries to one of the family’s children, alleges claims for negligence and strict liability, and seeks an unspecified amount of monetary damages. We believe the United States Department of Justice and other federal and state agencies are investigating the matter. We are investigating this matter and are fully cooperating with all relevant governmental authorities. The extent of any potential penalties, fines, and other sanctions that the federal or other governmental authorities may impose, civil claims, investigation costs and reputational harm, as well as the impact of any judicial, administrative or regulatory proceedings resulting from or related to this incident, is not currently known or reasonably estimable, and any such penalties, fines or sanctions may not be covered under our general liability insurance program.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” in this Quarterly Report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above could cause actual results and outcomes to differ from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•	lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•	compliance with, or violation of, environmental, health and safety laws and regulations;
•	weakening general economic conditions, especially as they may affect home sales, unemployment and consumer confidence or spending levels;
•	our ability to successfully implement our business strategies;
•	adverse credit and financial markets impeding access, increasing financing costs or causing our customers to incur liquidity issues leading to some of our services not being purchased or cancelled;

•	cyber security breaches, disruptions or failures in our information technology systems and our failure to protect the security of personal information about our customers;
•	our ability to attract and retain key personnel, including our ability to attract, retain and maintain positive relations with trained workers and third-party contractors;
•	increase in prices for fuel and raw materials, and in minimum wage levels;
•	changes in the source and intensity of competition in our market segments;
•	adverse weather conditions;
•	our franchisees, subcontractors, third-party distributors and vendors taking actions that harm our business;
•	changes in our services or products;
•	our ability to protect our intellectual property and other material proprietary rights;
•	negative reputational and financial impacts resulting from future acquisitions or strategic transactions;
•	laws and governmental regulations increasing our legal and regulatory expenses;
•	increases in interest rates increasing the cost of servicing our substantial indebtedness;
•	increased borrowing costs due to lowering or withdrawal of the ratings, outlook or watch assigned to our debt securities;
•	restrictions contained in our debt agreements;
•	our ability to refinance all or a portion of our indebtedness or obtain additional financing; and
•	other factors described in this report and from time to time in documents that we file with the SEC.

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

Interest Rate Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. In our opinion, the market risk associated with debt obligations and other significant instruments as of September 30, 2015 has not materially changed from December 31, 2014 (see Item 7A of the 2014 Form 10-K).

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 11 million gallons of fuel in 2015. As of September 30, 2015, a 10 percent change in fuel prices would result in a change of approximately $3 million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of September 30, 2015, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $26 million, maturing through 2016. The estimated fair value of these contracts as of September 30, 2015 was a net liability of $5 million. These fuel swap contracts provide a fixed price for approximately 57 percent of our estimated fuel usage for the remainder of 2015.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer, Robert J. Gillette, and the Company’s Senior Vice President and Chief Financial Officer, Alan J. M. Haughie, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Gillette and Haughie have concluded that both the design and operation of our disclosure controls and procedures were effective as of September 30, 2015.

 (b) Changes in internal control over financial reporting

No changes in our internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 25, 2015, we were informed that the United States Department of Justice initiated a criminal investigation into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands, resulting in serious injuries to four members of a family vacationing there. The U.S. Virgin Islands government is also investigating the matter, as is the EPA. The EPA has also requested information concerning the possible distribution, sale or use of methyl bromide in Puerto Rico. We continue to investigate this matter and are fully cooperating with all relevant governmental authorities. In the nine months ended September 30, 2015, we recorded in our condensed consolidated statement of operations and comprehensive income (loss) a charge of $3 million in connection with civil claims related to the U.S. Virgin Islands matter, an amount equal to our insurance deductible under our general liability insurance program, although no assurance can be given regarding our insurance coverage or recoveries. The extent of any potential penalties, fines and other sanctions that the federal or other governmental authorities may impose, investigation costs and reputational harm, as well as the impact of any judicial, administrative or regulatory proceedings resulting from or related to the incident, which could be material, is not currently known or reasonably estimable, and any such penalties, fines or sanctions may not be covered under our general liability insurance program.

On September 15, 2015, a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, styled Carl Robert McCaughey, et al. v. Terminix International Company Limited Partnership, Sunland Pest Control Services, Inc., et al. (Case No. 32080796). The lawsuit alleges that fumigation of a Florida family’s residence by a subcontractor of Terminix resulted in serious injuries to one of the family’s children, alleges claims for negligence and strict liability, and seeks an unspecified amount of monetary damages. We believe the United States Department of Justice and other federal and state agencies are investigating the matter. We are investigating this matter and are fully cooperating with all relevant governmental authorities. The extent of any potential penalties, fines, and other sanctions that the federal or other governmental authorities may impose, civil claims, investigation costs and reputational harm, as well as the impact of any judicial, administrative or regulatory proceedings resulting from or related to this incident, is not currently known or reasonably estimable, and any such penalties, fines or sanctions may not be covered under our general liability insurance program.

In addition to the matter discussed above, in the ordinary course of conducting business activities, the Company and its subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured matters that are brought on an individual, collective, representative and class action basis, or other proceedings involving regulatory, employment, general and commercial liability, automobile liability, wage and hour, environmental and other matters. The Company has entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court or other approvals. If one or more of the Company’s settlements are not finally approved, the Company could have additional or different exposure, which could be material. Subject to the paragraphs above, the Company does not expect any of these proceedings to have a material effect on its reputation, business, financial position, results of operations or cash flows; however, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, financial position, results of operations and cash flows.

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

The materialization of any risks and uncertainties set forth below or identified in Forward-Looking Statements contained in this report and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Regarding Forward-Looking Statements” above.

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

Disruptions in credit or financial markets could, among other things, lead to impairment charges, make it more difficult for us to obtain, or increase our cost of obtaining, financing for our operations or investments or to refinance our indebtedness, cause our lenders to depart from prior credit industry practice and not give technical or other waivers under the $2,386 million Term Loan Facility and the $300 million Revolving Credit Facility to the extent we may seek them in the future, thereby causing us to be in default under one or more of the Credit Facilities. These disruptions also could cause our commercial customers to encounter liquidity issues that could lead to some of our services being cancelled or reduced, or that could result in an increase in the time it takes our customers to pay us, or that could lead to a decrease in pricing for our services and products, any of which could adversely affect our accounts receivable, among other things, and, in turn, increase our working capital needs. Volatile swings in the commercial real estate segment could also impact the demand for our services as landlords cut back on services provided to their tenants. In addition, adverse developments at federal, state and local levels associated with budget deficits resulting from economic conditions could result in federal, state and local governments decreasing their purchasing of our products or services and/or increasing taxes or other fees on businesses, including us, to generate more tax revenues, which could negatively impact spending by commercial customers and municipalities on our services.

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

Our financial performance may be adversely affected by increases in the level of our operating expenses, such as fuel, chemicals, refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits, health care, vehicle maintenance, self‑insurance costs and other insurance premiums as well as various regulatory compliance costs, all of which may be subject to inflationary pressures. We maintain a tax qualified defined contribution plan (the “Plan”) under Section 401(k) of the Code. We are aware of certain operational and administrative issues that related to past enrollment in the Plan and intend to take appropriate actions so that the Plan maintains its tax qualification status.  The costs of remedying these enrollment issues are not currently known; however, any such costs could be material.

In recent years, fuel prices have fluctuated widely, and previous increases in fuel prices increased our costs of operating vehicles and equipment. Although in the nine months of 2015 fuel prices remained relatively low, there can be no assurances that rates will not return to historical levels. We cannot predict what effect global events or any future Middle East, Russia or other crisis could have on fuel prices, but it is possible that such events could lead to higher fuel prices. With respect to fuel, our Terminix fleet, which consumes approximately 11 million gallons annually, has been negatively impacted by significant increases in fuel prices in the past and could be negatively impacted in the future. Although we hedge a significant portion of our fuel costs, we do not hedge all of those costs. In 2014, we used approximately 11 million gallons of fuel. As of September 30, 2015, a 10 percent change in fuel prices would result in a change of approximately $3 million in our annual fuel cost before considering the impact of fuel swap contracts. Fuel price increases can also result in increases in the cost of chemicals and other materials used in our business. We cannot predict the extent to which we may experience future increases in costs of fuel, chemicals, refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits, health care, vehicle, self‑insurance costs and other insurance premiums as well as various regulatory compliance costs and other operating costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, and the rates we pay to our subcontractors and suppliers may increase, any of which could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

International, federal, state, provincial and local laws and regulations relating to environmental, health and safety matters affect us in several ways. In the United States, products containing pesticides generally must be registered with the EPA, and similar state agencies before they can be sold or applied. The failure to obtain or the cancellation of any such registration, or the withdrawal from the marketplace of such pesticides, could have an adverse effect on our business, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The pesticides we use are manufactured by independent third parties and are evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a pesticide we use will be limited or will not be re‑registered for use in the United States. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations.

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

On March 25, 2015, we were informed that the United States Department of Justice initiated a criminal investigation into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands, resulting in serious injuries to four members of a family vacationing there. The U.S. Virgin Islands government is also investigating the matter, as is the EPA. The EPA has also requested information concerning the possible distribution, sale or use of methyl bromide in Puerto Rico. We continue to investigate this matter and are fully cooperating with all relevant governmental authorities. In the nine months ended September 30, 2015, we recorded in our condensed consolidated statement of operations and comprehensive income (loss) a charge of $3 million in connection with civil claims related to the U.S. Virgin Islands matter, an amount equal to our insurance deductible under our general liability insurance program, although no assurance can be given regarding our insurance coverage or recoveries. The extent of any potential penalties, fines and other sanctions that the federal or other governmental authorities may impose, investigation costs and reputational harm, as well as the impact of any judicial, administrative or regulatory proceedings resulting from or related to the incident, which could be material, is not currently known or reasonably estimable, and any such penalties, fines or sanctions may not be covered under our general liability insurance program.

On September 15, 2015, a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, styled Carl Robert McCaughey, et al. v. Terminix International Company Limited Partnership, Sunland Pest Control Services, Inc., et al. (Case No. 32080796). The lawsuit alleges that fumigation of a Florida family’s residence by a subcontractor of Terminix resulted in serious injuries to one of the family’s children, alleges claims for negligence and strict liability, and seeks an unspecified amount of monetary damages. We believe the United States Department of Justice and other federal and state agencies are investigating the matter. We are investigating this matter and are fully cooperating with all relevant governmental authorities. The extent of any potential penalties, fines, and other sanctions that the federal or other governmental authorities may impose, civil claims, investigation costs and reputational harm, as well as the impact of any judicial, administrative or regulatory proceedings resulting from or related to this incident, is not currently known or reasonably estimable, and any such penalties, fines or sanctions may not be covered under our general liability insurance program.

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

Our franchisees, subcontractors, third‑party distributors and vendors could take actions that could harm our business.

For the nine months ended September 30, 2015 and the year ended December 31, 2014, $100 and $132 million, respectively, of our consolidated revenue was received in the form of franchise revenues. Accordingly, our financial results are dependent in part upon the operational and financial success of our franchisees. Our franchisees, subcontractors, third‑party distributors and vendors are contractually obligated to operate their businesses in accordance with the standards set forth in our agreements with them. Each franchising brand also provides training and support to franchisees. However, franchisees, subcontractors, third‑party distributors and vendors are independent third parties that we do not control, and who own, operate and oversee the daily operations of their businesses. As a result, the ultimate success of any franchise operation rests with the franchisee. If franchisees do not successfully operate their businesses in a manner consistent with required standards, royalty payments to us will be adversely affected and our brands’ image and reputation could be harmed, which in turn could adversely impact our business, financial position, results of operations and cash flows. Similarly, if third‑party distributors, subcontractors, vendors and franchisees do not successfully operate their businesses in a manner consistent with required laws, standards and regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third‑party distributors, subcontractors, vendors and franchisees. In addition, our relationship with our franchisees, third‑party distributors, subcontractors and vendors could become strained (including resulting in litigation) as we impose new standards or assert more rigorous enforcement practices of the existing required standards. These strains in our relationships or claims could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

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

We rely on, among other things, commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information of customers, associates and third parties, such as payment card and personal information. The systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are central to meeting standards set by the payment card industry, or “PCI”. We continue to evaluate and modify our systems and protocols for PCI compliance purposes, and such PCI standards may change from time to time. Activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our systems. Any compromises, breaches or errors in applications related to our systems or failures to comply with standards set by the PCI could cause damage to our reputation and interruptions in our operations, including our customers’ ability to pay for our services and products by credit card or their willingness to purchase our services and products and could result in a violation of applicable laws, regulations, orders, industry standards or agreements and subject us to costs, penalties and liabilities which could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

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

In the first quarter of 2014, we incurred impairment charges with respect to fixed assets, and we have also incurred impairment charges in the past in connection with our disposition activities. We have significant amounts of goodwill and intangible assets, such as trade names. In accordance with applicable accounting standards, goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair‑value based test annually, or more frequently if there are indicators of impairment, including:

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

As of September 30, 2015, we had approximately $2.8 billion of total long‑term consolidated indebtedness outstanding.

On August 17, 2015, we entered into the Second Term Loan Amendment, which provides for the August Incremental Term Loans in an aggregate principal amount of $400 million. On August 17, 2015, we used the net proceeds from the August Incremental Term Loans, together with cash on hand, to redeem the remaining outstanding $488 million in aggregate principal amount of the 7% 2020 Notes, at a redemption price of 105.25% of the principal amount. In connection with the redemption, we recorded a loss on extinguishment of debt of $31 million in the three and nine months ended September 30, 2015, which includes a pre‑payment premium of $25 million and the write‑off of $6 million in debt issuance costs.

As of September 30, 2015, there was $136 million of letters of credit outstanding and $164 million of available borrowing capacity under the Revolving Credit Facility. In addition, we are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to you. Because of our substantial indebtedness:

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

A significant portion of our outstanding indebtedness, including indebtedness incurred under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of September 30, 2015, each one percentage point change in interest rates would result in an approximately $17 million change in the annual interest expense on the Term Loan Facility after considering the impact of the effective interest rate swaps. Assuming all revolving loans were fully drawn as of September 30, 2015, each one percentage point change in interest rates would result in an approximately $2 million change in annual interest expense on the Revolving Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness.

A lowering or withdrawal of the ratings, outlook or watch assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our indebtedness currently has a non‑investment grade rating, and any rating, outlook or watch assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, current or future circumstances relating to the basis of the rating, outlook, or watch such as adverse changes to our business, so warrant. Any future lowering of our ratings, outlook or watch likely would make it more difficult or more expensive for us to obtain additional debt financing.

The agreements and instruments governing our indebtedness contain restrictions and limitations that could significantly impact our ability to operate our business.

The Credit Facilities contain covenants that, among other things, restrict our ability to:

•	incur additional indebtedness (including guarantees of other indebtedness);
•	pay dividends to ServiceMaster, redeem stock, or make other restricted payments, including investments and, in the case of the Revolving Credit Facility, make acquisitions;
•	prepay, repurchase or amend the terms of certain outstanding indebtedness;
•	enter into certain types of transactions with affiliates;
•	transfer or sell assets;
•	create liens;
•	merge, consolidate or sell all or substantially all of our assets; and
•	enter into agreements restricting dividends or other distributions by our subsidiaries.

The restrictions in the agreements governing the Credit Facilities and the instruments governing our other indebtedness may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We may be unable to refinance our indebtedness, at maturity or otherwise, on terms acceptable to us, or at all.

Our ability to comply with the covenants and restrictions contained in the agreements governing the Credit Facilities and the instruments governing our other indebtedness may be affected by economic, financial and industry conditions beyond our control including credit or capital market disruptions. The breach of any of these covenants or restrictions could result in a default that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay indebtedness, lenders having secured obligations, such as the lenders under the Credit Facilities, could proceed against the collateral securing the indebtedness. In any such case, we may be unable to borrow under the Credit Facilities and may not be able to repay the amounts due under such facilities or our other outstanding indebtedness. This could have serious consequences to our financial position and results of operations and could cause us to become bankrupt or insolvent.

Our ability to generate the significant amount of cash needed to pay interest and principal on our indebtedness and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.

We are a holding company, and as such we have no independent operations or material assets other than ownership of equity interests in our subsidiaries. We depend on our subsidiaries to distribute funds to us so that we may pay obligations and expenses, including satisfying obligations with respect to indebtedness. Our ability to make scheduled payments on, or to refinance our obligations under, our indebtedness depends on the financial and operating performance of our subsidiaries, and their ability to make distributions and dividends to us, which, in turn, depends on their results of operations, cash flows, cash requirements, financial position and general business conditions and any legal and regulatory restrictions on the payment of dividends to which they may be subject, many of which may be beyond our control.

There are third party restrictions on the ability of certain of our subsidiaries to transfer funds to us. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payment of ordinary and extraordinary dividends by our home warranty and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of September 30, 2015, the total net assets subject to these third party restrictions was $171 million. Such limitations are expected to be in effect through the end of 2015.

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

The $2,363 million of outstanding borrowings under the Term Loan Facility, as of September 30, 2015, after including the unamortized portion of the original issue discount paid, have a maturity date of July 1, 2021. The Revolving Credit Facility is scheduled to mature on July 1, 2019. We may be unable to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of indebtedness. Market disruptions, such as those experienced in 2008 and 2009, as well as our significant indebtedness levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short term and long term obligations could be adversely affected.

If we cannot make scheduled payments on our indebtedness, we will be in default, the lenders under the Credit Facilities could terminate their commitments to loan money, the secured lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

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

ServiceMaster’s operations are conducted entirely through our subsidiaries, and our ability to generate cash to fund our operations and expenses, to pay dividends or to meet debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries through dividends or intercompany loans. Deterioration in the financial condition, earnings or cash flow of our subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that ServiceMaster needs funds, and its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our business, financial condition, results of operations or prospects.

For example, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payment of ordinary and extraordinary dividends by our home warranty and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of September 30, 2015, the total net assets subject to these third-party restrictions was $171 million. Such limitations are expected to be in effect through the end of 2015.

Further, the terms of the agreements governing the Credit Facilities significantly restrict the ability of our subsidiaries to pay dividends, make loans or otherwise transfer assets to ServiceMaster. Furthermore, our subsidiaries are permitted under the terms of the Credit Facilities and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

We do not currently expect to declare or pay dividends on our common stock for the foreseeable future. Payments of dividends, if any, will be at the sole discretion of our board of directors after taking into account various factors, including general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock. To the extent that we determine in the future to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends.

The market price of our common stock may be volatile and could decline.

The market price of our common stock may fluctuate significantly. Among the factors that could affect our stock price are:

•	industry or general market conditions;
•	domestic and international economic factors unrelated to our performance;
•	lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•	changes in our customers’ preferences;
•	new regulatory pronouncements and changes in regulatory guidelines;
•	actual or anticipated fluctuations in our quarterly operating results;
•	changes in securities analysts’ estimates of our financial performance or lack of research coverage and reports by industry analysts;
•	action by institutional stockholders or other large stockholders (including the Equity Sponsors), including additional future sales of our common stock;
•	failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices;
•	announcements by us of significant impairment charges;
•	speculation in the press or investment community;
•	investor perception of us and our industry;
•	changes in market valuations or earnings of similar companies;
•	announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships;
•	war, terrorist acts and epidemic disease;
•	any future sales of our common stock or other securities; and
•	additions or departures of key personnel.

The stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against the affected company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which would harm our business, operating results and financial condition.

Future sales of shares by existing stockholders could cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of October 30, 2015, we had 135,408,049 outstanding shares of common stock. Of these shares, all of the 93,035,000 shares of common stock sold by us in our initial public offering and in the secondary offerings in February 2015 and May 2015 by certain of our stockholders, including the CD&R Funds and the StepStone Funds, are freely transferable without restriction or further registration under the Securities Act, except for any shares held by our “affiliates” as that term is defined in Rule 144 under the Securities Act.

In July 2014, we filed a registration statement on Form S-8 under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of (i) stock options granted under these plans and (ii) other equity based awards granted under the Omnibus Incentive Plan, including approximately 1.6 million shares of our common stock that have been sold in the public market through the exercise of stock options as of October 30, 2015, are freely tradable under the Securities Act, unless purchased by our affiliates. As of October 30, 2015, there were stock options outstanding to purchase a total of 3,697,403 shares of our common stock and there were 554,631 shares of our common stock subject to restricted stock units. In addition, 7,428,247 and 1,000,000 shares of our common stock are reserved for future issuances under our Omnibus Incentive Plan and the ServiceMaster Global Holdings, Inc. Employee Stock Purchase Plan, respectively.

On February 24, 2015, our board of directors approved and recommended for approval by our stockholders the Employee Stock Purchase Plan, which became effective for offering periods commencing July 1, 2015. The Employee Stock Purchase Plan is intended to qualify for the favorable tax treatment under Section 423 of the Code. Under the plan, eligible employees of the Company may purchase common stock, subject to Internal Revenue Service limits, during pre specified offering periods at a discount established by the Company not to exceed 10 percent of the then current fair market value. On April 27, 2015, our stockholders approved the Employee Stock Purchase Plan with a maximum of one million shares of common stock authorized for sale under the plan. We intend to file a registration statement on Form S-8 under the Securities Act to register the 1,000,000 shares of common stock that may be issued under the Employee Stock Purchase Plan and, as a result, all shares of common stock acquired under the Employee Stock Purchase Plan will be freely tradable under the Securities Act, unless purchased by our affiliates.

The remaining shares of our common stock outstanding as of October 30, 2015 are restricted securities within the meaning of Rule 144 under the Securities Act, but are eligible for resale subject to applicable volume, means of sale, holding period and other limitations of Rule 144 under the Securities Act or pursuant to an exception from registration under Rule 701 under the Securities Act.

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

As of October 30, 2015 the CD&R Funds own approximately 18% of the outstanding shares of our common stock. As a result, the CD&R Funds will continue to exercise significant influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common stock.

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

Because the CD&R Funds’ interests may differ from your interests, actions the CD&R Funds take as our significant stockholders may not be favorable to you. For example, the concentration of ownership held by the CD&R Funds could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which another stockholder may otherwise view favorably. Other potential conflicts could arise, for example, over matters such as employee retention or recruiting, or our dividend policy.

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

Our initial public offering was completed on July 1, 2014. As a public company, we are subject to the reporting and corporate governance requirements, under the listing standards of the NYSE and the Sarbanes-Oxley Act of 2002, that apply to issuers of listed equity, which impose certain significant compliance costs and obligations upon us. The changes necessitated by being a publicly listed company require a significant commitment of additional resources and management oversight which increase our operating costs. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to define and expand the roles and the duties of our board of directors and its committees and institute more comprehensive compliance and investor relations functions. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, the NYSE or other regulatory authorities.

Anti-takeover provisions in our amended and restated certificate of incorporation and amended and restated by-laws could discourage, delay or prevent a change of control of our company and may affect the trading price of our common stock.

Our amended and restated certificate of incorporation and amended and restated by laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated by laws collectively:

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

Our amended and restated certificate of incorporation and amended and restated by laws may also make it difficult for stockholders to replace or remove our management. Furthermore, the existence of the foregoing provisions, as well as the significant amount of common stock that the CD&R Funds and the StepStone Funds own, could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not intend to declare and pay dividends on our common stock for the foreseeable future. We currently intend to use our future earnings, if any, to repay debt, to fund our growth, to develop our business, for working capital needs and general corporate purposes. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. In addition, ServiceMaster’s operations are conducted almost entirely through our subsidiaries. As such, to the extent that we determine in the future to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to ServiceMaster for the payment of dividends. Further, the agreements governing our Credit Facilities significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, the payment of ordinary and extraordinary dividends by our subsidiaries that are regulated as insurance, home service, or similar companies is subject to applicable state law limitations, and Delaware law may impose additional requirements that may restrict our ability to pay dividends to holders of our common stock.

We are no longer a "controlled company" within the meaning of the NYSE rules. However, we may continue to rely on exemptions from certain corporate governance requirements during a one-year transition period.

Following the completion of the secondary offering in February 2015, the CD&R Funds and the StepStone Funds no longer controlled a majority of the voting power of our outstanding common stock. Accordingly, we are no longer a “controlled company” within the meaning of the NYSE corporate governance standards. Consequently, the NYSE rules require that (i) we have a majority of independent directors to our board of directors by February 10, 2016; (ii) our Compensation and Nominating and Corporate Governance committees be composed entirely of independent directors by February 10, 2016; and (iii) we perform an annual performance evaluation of the Nominating and Corporate Governance and Compensation Committees. During this transition period, we may continue to utilize the available exemptions from certain corporate governance requirements as permitted by the NYSE rules. Accordingly, during the transition period you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the General Corporation Law of the State of Delaware or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Risks Related to the TruGreen Spin-Off

If the TruGreen Separation Transaction were ultimately determined to be a taxable transaction for U.S. federal income tax purposes, then we could be subject to significant tax liability.

In connection with the separation transaction that we completed in January 2014, or the “TruGreen Spin-off,” resulting in the spin-off of the assets and certain liabilities of the business that comprises the lawn, tree and shrub care services previously conducted by ServiceMaster primarily under the TruGreen brand name, or collectively, the “TruGreen Business,” through a tax free, pro rata dividend to our stockholders, we received an opinion of tax counsel with respect to the tax free nature of the TruGreen Spin-off to ServiceMaster, TruGreen and ServiceMaster’s stockholders under Section 355 and related provisions of the Code. The opinion relied on an Internal Revenue Service, or “IRS,” private letter ruling as to matters covered by the ruling. The tax opinion was based on, among other things, certain assumptions and representations as to factual matters made by us, which, if incorrect or inaccurate in any material respect, would jeopardize the conclusions reached by tax counsel in its opinion. The opinion is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. If the TruGreen Spin-off were ultimately determined not to be tax free, we could be liable for the U.S. federal income taxes imposed as a result of the transaction. Furthermore, events subsequent to the TruGreen Spin-off could cause us to recognize a taxable gain in connection therewith. In addition, as is customary with tax free spin-off transactions, we and the Equity Sponsors are limited in our ability to pursue certain strategic transactions.

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

ITEM 2.  UNREGISTERED SALES OF REGISTERED SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Maximum number
			Total number of	(or approximate
			shares purchased as	dollar value) of shares
			part of publicly	that may yet be
	Total number of	Average price	announced plans or	purchased under the
Period	shares purchased(1)	paid per share	programs	plans or programs
Jul. 1, 2015 through Jul. 31, 2015	—	—	N/A	N/A
Aug. 1, 2015 through Aug. 31, 2015	2,096	$35.33	N/A	N/A
Sep. 1, 2015 through Sep. 30, 2015	—	—	N/A	N/A
Total	2,096	$35.33	N/A	N/A

___________________________________

(1)All shares were acquired from employees upon net settlement of deferred stock units to cover withholding tax obligations.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1

Second Amendment, dated as of August 17, 2015, to the Credit Agreement, dated as of July 1, 2014, among The ServiceMaster Company, LLC and the incremental term lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders and the other parties party thereto is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc., and The ServiceMaster Company, LLC, filed on August 17, 2015.

10.2#	Approval of airplane usage perquisite for Mark J. Barry.

31.1#	Certification of Chief Executive Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase

101.DEF#	XBRL Taxonomy Extension Definition Linkbase

101.LAB#	XBRL Taxonomy Extension Label Linkbase

101.PRE#	XBRL Extension Presentation Linkbase

___________________________________

# Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2015

SERVICEMASTER GLOBAL HOLDINGS, INC.
(Registrant)

By:	/s/ Alan J. M. Haughie
Alan J. M. Haughie
Senior Vice President and Chief Financial Officer