Form 10-Q
period 2016-03-31
SERVICEMASTER GLOBAL HOLDINGS INC
filed 2016-05-05
CIK 1428875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of April 29, 2016: 135,740,188 shares of common stock, par value $0.01 per share

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$608	$571
Cost of services rendered and products sold	324	303
Selling and administrative expenses	173	152
Amortization expense	8	12
Restructuring charges	1	2
Gain on sale of Merry Maids branches	(1)	(1)
Interest expense	38	46
Interest and net investment income	(1)	(1)
Loss on extinguishment of debt	—	13
Other expense	3	—
Income from Continuing Operations before Income Taxes	62	45
Provision for income taxes	23	17
Income from Continuing Operations	39	28
Loss from discontinued operations, net of income taxes	—	—
Net Income	$39	$28
Total Comprehensive Income	$40	$22
Weighted-average common shares outstanding - Basic	135.6	134.4
Weighted-average common shares outstanding - Diluted	137.8	136.1
Basic Earnings Per Share:
Income from Continuing Operations	$0.29	$0.21
Loss from discontinued operations, net of income taxes	—	—
Net Income	0.28	0.21
Diluted Earnings Per Share:
Income from Continuing Operations	$0.28	$0.21
Loss from discontinued operations, net of income taxes	—	—
Net Income	0.28	0.20

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except per share data)

	As of	As of
	March 31,	December 31,
	2016	2015
Assets:
Current Assets:
Cash and cash equivalents	$371	$296
Marketable securities	25	24
Receivables, less allowances of $21 and $23, respectively	458	487
Inventories	39	40
Prepaid expenses and other assets	133	54
Deferred customer acquisition costs	30	32
Total Current Assets	1,056	933
Other Assets:
Property and equipment, net	164	160
Goodwill	2,131	2,129
Intangible assets, primarily trade names, service marks and trademarks, net	1,695	1,704
Notes receivable	33	32
Long-term marketable securities	56	57
Other assets	45	83
Total Assets	$5,180	$5,098
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$105	$110
Accrued liabilities:
Payroll and related expenses	56	64
Self-insured claims and related expenses	179	106
Accrued interest payable	3	10
Other	63	59
Deferred revenue	567	552
Liabilities of discontinued operations	1	—
Current portion of long-term debt	55	54
Total Current Liabilities	1,028	955
Long-Term Debt	2,693	2,698
Other Long-Term Liabilities:
Deferred taxes	687	687
Other long-term obligations, primarily self-insured claims	182	213
Total Other Long-Term Liabilities	868	901
Commitments and Contingencies
Shareholders' Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 143,389,172 shares issued and 135,729,451 outstanding at March 31, 2016 and 143,170,897 shares issued and 135,511,176 outstanding at December 31, 2015)	2	2
Additional paid-in capital	2,250	2,245
Accumulated deficit	(1,521)	(1,560)
Accumulated other comprehensive loss	(19)	(21)
Less common stock held in treasury, at cost (7,659,721 shares at March 31, 2016 and December 31, 2015)	(122)	(122)
Total Shareholders' Equity	590	545
Total Liabilities and Shareholders' Equity	$5,180	$5,098

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

      Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2016	2015
Cash and Cash Equivalents at Beginning of Period	$296	$389
Cash Flows from Operating Activities from Continuing Operations:
Net Income	39	28
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation expense	13	12
Amortization expense	8	12
Amortization of debt issuance costs	1	1
Gain on sale of Merry Maids branches	(1)	(1)
Loss on extinguishment of debt	—	13
Call premium paid on retirement of debt	—	(11)
Deferred income tax provision	1	5
Stock-based compensation expense	3	2
Other	4	1
Change in working capital, net of acquisitions:
Receivables	28	21
Inventories and other current assets	(7)	6
Accounts payable	5	6
Deferred revenue	16	17
Accrued liabilities	(16)	(29)
Accrued interest payable	(7)	(25)
Accrued restructuring charges	—	(1)
Current income taxes	19	10
Net Cash Provided from Operating Activities from Continuing Operations	106	68
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(17)	(8)
Sale of equipment and other assets	3	1
Other business acquisitions, net of cash acquired	(2)	(12)
Purchases of available-for-sale securities	(2)	(5)
Sales and maturities of available-for-sale securities	2	9
Origination of notes receivable	(23)	(21)
Collections on notes receivable	24	22
Net Cash Used for Investing Activities from Continuing Operations	(15)	(14)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	3
Payments of debt	(19)	(200)
Issuance of common stock	2	8
Net Cash Used for Financing Activities from Continuing Operations	(17)	(190)
Cash Flows from Discontinued Operations:
Cash used for operating activities	—	(5)
Net Cash Used for Discontinued Operations	—	(5)
Effect of Exchange Rate Changes on Cash	1	—
Cash Increase (Decrease) During the Period	74	(141)
Cash and Cash Equivalents at End of Period	$371	$248

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

SERVICEMASTER GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

ServiceMaster Global Holdings, Inc. and its majority-owned subsidiary partnerships, limited liability companies and corporations (collectively, “ServiceMaster,” the “Company,” “we,” “us, and “our”) is a leading provider of essential residential and commercial services. The Company’s services include termite and pest control, home warranties, disaster restoration, janitorial, residential cleaning, furniture and cabinet repair and home inspection. The Company provides these services through an extensive service network of company-owned, franchised and licensed locations operating primarily under the following leading brands: Terminix, American Home Shield, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec. All consolidated Company subsidiaries are wholly-owned. Intercompany transactions and balances have been eliminated.

The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Company recommends that the quarterly unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC (the “2015 Form 10-K”). The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not indicative of the results that might be achieved for a full year.

Note 2. Newly Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This model supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Entities have the option of using either a full retrospective or modified approach to adopt the guidance. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim period within those years, beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-09.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which is the final standard on accounting for leases. While both lessees and lessors are affected by the new guidance, the effects on lessees are much more significant. The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. Entities are required to use a modified retrospective approach to adopt the guidance. The amendments in ASU 2016-02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2016-02.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” to require the recognition of the income tax effects of share-based awards in the income statement when the awards vest or are settled and the presentation of excess tax benefits as an operating activity on the statement of cash flows as part of the FASB’s simplification initiative. Under previous guidance, an entity generally recorded excess tax benefits and certain tax deficiencies in additional paid-in capital instead of through income tax expense or benefit in the income statement and presented excess tax benefits as a financing activity rather than an operating activity in the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. As allowed, the Company has elected to early adopt the amendments of ASU 2016-09. The adoption of ASU 2016-09 has been accounted for as a change in accounting principle prospectively for the income statement effect, as required, and retrospectively for the cash flow statement effect, as allowed. As a result of the implementation of ASU 2016-09,  $8 million of excess tax benefits for the three months ended March 31, 2015 were retrospectively presented as an operating activity within the condensed consolidated statements of cash flows.

Note 3. Commitments and Contingencies

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

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2015	$114
Provision for self-insured claims	13
Cash payments	(13)
Balance as of March 31, 2016	$114

Balance as of December 31, 2014	$104
Provision for self-insured claims	12
Cash payments	(6)
Balance as of March 31, 2015	$109

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

On March 29, 2016, Terminix International USVI, LLC (“TMX USVI”) and The Terminix International Company Limited Partnership (“TMX LP”), each an indirect, wholly-owned subsidiary of the Company, entered into a Plea Agreement (the “Plea Agreement”) in connection with the previously disclosed investigation initiated by the United States Department of Justice Environmental Crimes Section (the “DOJ”) into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands. Together with the Plea Agreement, the DOJ charged TMX USVI and TMX LP with four misdemeanor violations of the Federal Insecticide, Fungicide, and Rodenticide Act related to improper applications of methyl bromide. Under the Plea Agreement, TMX USVI agreed to pay a total of $5 million in fines to the United States. TMX LP agreed to pay $3 million in fines and penalties to the United States and a $1 million community service payment to the National Fish and Wildlife Foundation for the purpose of engaging a third party to provide training to pesticide applicators in the U.S. Virgin Islands. TMX USVI also agreed to pay $1 million to the United States Environmental Protection Agency (the “EPA”) for costs incurred by the EPA for the response and clean-up of the affected units at the resort in St. John. Both TMX USVI and TMX LP agreed to a three-year probation period subject to conditions of probation. Furthermore, TMX USVI and TMX LP agreed to make good faith efforts to resolve past and future medical expenses for the affected family through separate civil proceedings. The Plea Agreement would not bind any other federal, state or local authority, but the EPA has stated that it does not intend to initiate any administrative enforcement action or refer the matter to the DOJ for any civil enforcement action once a plea agreement is approved by the court. The Company has recorded in the condensed consolidated statement of operations and comprehensive income charges of $10 million in connection with the Plea Agreement, of which $2 million was recorded in the three months ended March 31, 2016.

At an initial appearance on April 20, 2016, the United States District Court of the U.S. Virgin Islands rejected the Plea Agreement, indicating that it was not satisfied with the assessment and distribution of the monetary sanctions set forth in the Plea Agreement. The parties continue to discuss the matter, including potential modifications to the Plea Agreement.  The court scheduled a sentencing hearing on August 25, 2016, and indicated that a modified plea agreement or a withdrawal of the plea could be filed up to that date.

A plea agreement and the payments thereunder would not resolve any related civil or administrative claims for damages or other relief related to the U.S. Virgin Islands matter. The amount and extent of any further potential penalties, fines, sanctions, costs and damages that the federal or other governmental authorities may yet impose, investigation or other costs and reputational harm, as well as the impact of any civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to the U.S. Virgin Islands incident, which could be material, is not currently known or reasonably estimable, and any such penalties, fines, sanctions, costs or damages may not be covered under the Company’s general liability insurance program.  In the three months ended March 31, 2015, the Company recorded in the condensed consolidated statement of operations and comprehensive income a charge of $3 million in connection with civil claims related to the U.S. Virgin Islands matter, an amount equal to the Company’s insurance deductible under its general liability insurance program, although no assurance can be given regarding the Company’s insurance coverage or recoveries in connection with such civil claims.

On September 15, 2015, a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, styled Carl Robert McCaughey, et al. v. Terminix International Company Limited Partnership, Sunland Pest Control Services, Inc., et al. (Case No. 32080796). The lawsuit alleges that fumigation of a Florida family’s residence by Sunland, a subcontractor of Terminix, resulted in serious injuries to one of the family’s children, alleges claims for negligence and strict liability, and seeks an unspecified amount of monetary and punitive damages. The court has set a trial date in September 2016. The DOJ and other federal and state agencies are investigating the matter, and the DOJ has filed criminal charges against Sunland and two persons associated with Sunland. The Company continues to cooperate fully with all relevant governmental authorities. In the three months ended March 31, 2016, the Company recorded in the condensed consolidated statement of operations and comprehensive income a charge of $3 million in connection with civil claims related to the Palm Beach County, Florida matter, an amount equal to the Company’s insurance deductible under its general liability insurance program, although no assurance can be given regarding the Company’s insurance coverage or recoveries in connection with such civil claims. The amount and extent of any potential penalties, fines, sanctions, costs and damages that the federal or other governmental authorities may impose, investigation or other costs and reputational harm, as well as the impact of any civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to this incident, which could be material, is not currently known or reasonably estimable, and any such penalties, fines, sanctions, costs or damages may not be covered under the Company’s general liability insurance program.

In 2008, the Company amended its Profit Sharing and Retirement Plan, a tax qualified 401(k) defined contribution plan available to substantially all of its employees (the “401(k) Plan”), to implement a qualified automatic contribution arrangement (“QACA”) under the safe harbor provisions of the Internal Revenue Code of 1986, as amended (the “Code”). QACA plans, in general, require automatic enrollment of employees into the retirement plan absent an affirmative election that such employees do not wish to participate. Although the Company implemented processes to auto-enroll new hires after adopting the QACA plan in 2008, it discovered that it did not auto-enroll then existing employees who were not participating in the 401(k) Plan. In response, the Company implemented an auto-enrollment process for affected active employees, and it is preparing to submit to the IRS a voluntary correction proposal to remedy the issue for prior years. The Company’s current estimate of the cost of the correction ranges from $23 million to approximately $85 million. The Company recorded a charge of $23 million in the condensed consolidated statement of operations and comprehensive income in the fourth quarter of 2015. However, there can be no assurances as to the ultimate cost of the correction.

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

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. There were no goodwill or trade name impairment charges recorded in the three months ended March 31, 2016 and 2015. There were no accumulated impairment losses recorded as of March 31, 2016.

The table below summarizes the goodwill balances for continuing operations by reportable segment:

		American	Franchise
(In millions)	Terminix	Home Shield	Services Group	Total
Balance as of December 31, 2015	$1,567	$381	$182	$2,129
Acquisitions	2	—	—	2
Disposals	—	—	(2)	(2)
Other (1)	1	—	—	2
Balance as of March 31, 2016	$1,570	$381	$180	$2,131

___________________________________

(1)	Reflects the impact of foreign exchange rates.

The table below summarizes the other intangible asset balances for continuing operations:

	As of March 31, 2016			As of December 31, 2015
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$1,608	$—	$1,608	$1,608	$—	$1,608
Customer relationships	570	(523)	47	571	(517)	53
Franchise agreements	88	(64)	24	88	(63)	25
Other	54	(37)	16	53	(36)	18
Total	$2,320	$(624)	$1,695	$2,320	$(616)	$1,704

___________________________________

(1)	Not subject to amortization.

For the existing intangible assets, the Company anticipates amortization expense for the remainder of 2016 and each of the next five years of $22 million, $19 million, $13 million, $8 million, $5 million and $2 respectively.

Note 5. Stock-Based Compensation

For the three months ended March 31, 2016 and 2015, the Company recognized stock-based compensation expense of $3 million ($2 million, net of tax) and $2 million ($1 million, net of tax), respectively. As of March 31, 2016, there was $33 million of total unrecognized compensation costs related to non-vested stock options, restricted stock units (“RSUs”) and performance shares  granted under the Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan (“MSIP”) and the Amended and Restated ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) and discounts associated with the ServiceMaster Global Holdings, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). These remaining costs are expected to be recognized over a weighted-average period of 2.68 years.

Note 6. Comprehensive Income

Comprehensive income, which primarily includes net income (loss), unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation gain (loss), is disclosed in the condensed consolidated statements of operations and comprehensive income.

The following tables summarize the activity in accumulated other comprehensive income (loss), net of the related tax effects.

		Unrealized
		Gains on
	Unrealized	Available	Foreign
	Losses on	-for-Sale	Currency
(In millions)	Derivatives	Securities	Translation	Total
Balance as of December 31, 2015	$(7)	$2	$(15)	$(21)
Other comprehensive (loss) income before reclassifications:
Pre-tax amount	(5)	—	3	(2)
Tax benefit	(2)	—	—	(1)
After-tax amount	(3)	—	3	(1)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	2	—	—	2
Net current period other comprehensive (loss) income	(1)	—	3	1
Balance as of March 31, 2016	$(9)	$2	$(12)	$(19)

Balance as of December 31, 2014	$(6)	$6	$(8)	$(8)
Other comprehensive loss before reclassifications:
Pre-tax amount	(6)	—	(4)	(9)
Tax benefit	(2)	—	—	(2)
After-tax amount	(4)	—	(4)	(7)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	2	—	—	1
Net current period other comprehensive loss	(2)	—	(4)	(6)
Balance as of March 31, 2015	$(8)	$6	$(11)	$(13)

___________________________________

(1)	Amounts are net of tax. See reclassifications out of accumulated other comprehensive income (loss) below for further details.

Reclassifications out of accumulated other comprehensive income (loss) included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended		Condensed Consolidated Statements of
	March 31,		Operations and Comprehensive Income
(In millions)	2016	2015	Location
Losses on derivatives:
Fuel swap contracts	$(1)	$(2)	Cost of services rendered and products sold
Interest rate swap contracts	(2)	(1)	Interest expense
Net losses on derivatives	(3)	(2)
Impact of income taxes	1	1	Provision for income taxes
Total reclassifications related to derivatives	$(2)	$(2)
Total reclassifications for the period	$(2)	$(1)

Note 7. Supplemental Cash Flow Information

Supplemental information relating to the condensed consolidated statements of cash flows is presented in the following table:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Cash paid for or (received from):
Interest expense	$42	$67
Interest and dividend income	(1)	(1)
Income taxes, net of refunds	3	1

The Company acquired $6 million and $2 million of property and equipment through capital leases and other non-cash  financing transactions in the three months ended March 31, 2016 and 2015, respectively, which have been excluded from the condensed consolidated statements of cash flows as non-cash investing and financing activities.

In the three months ended March 31, 2016 and 2015, the Company converted certain company-owned Merry Maids branches to franchises for a total purchase price of $4 million and $2 million, respectively. In the three months ended March 31, 2016 and 2015, the Company received cash of $3 million and $1 million, respectively, and provided financing of $1 million and $1 million, respectively. These financed amounts have been excluded from the condensed consolidated statements of cash flows as non-cash investing activities.

Note 8. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the condensed consolidated statements of financial position. As of March 31, 2016 and December 31, 2015, the Company’s investments consisted primarily of domestic publicly traded debt and certificates of deposit (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross unrealized gains and losses of the Company’s short- and long-term investments in Debt and Equity securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
Available-for-sale and trading securities, March 31, 2016:
Debt securities	$59	$1	$—	$60
Equity securities	19	3	—	22
Total securities	$78	$4	$—	$81
Available-for-sale and trading securities, December 31, 2015:
Debt securities	$60	$1	$—	$60
Equity securities	18	3	—	21
Total securities	$78	$4	$(1)	$81

There were no unrealized losses which had been in a loss position for more than one year as of March 31, 2016 and December 31, 2015. The aggregate fair value of the investments with unrealized losses was $28 million and $23 million as of March 31, 2016 and December 31, 2015, respectively.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. There were no proceeds, gross realized gains or gross realized losses resulting from sales of available-for-sale securities  or  impairment charges due to other than temporary declines in the value of certain investments for the three months ended March 31, 2016 and 2015.

Note 9. Long-Term Debt

Long-term debt is summarized in the following table:

	As of	As of
	March 31,	December 31,
(In millions)	2016	2015
Senior secured term loan facility maturing in 2021(1)	$2,332	$2,336
Revolving credit facility maturing in 2019	—	—
7.10% notes maturing in 2018(2)	76	75
7.45% notes maturing in 2027(2)	165	164
7.25% notes maturing in 2038(2)	65	65
Vehicle capital leases(3)	49	47
Other	62	65
Less current portion	(55)	(54)
Total long-term debt	$2,693	$2,698

___________________________________

(1)

As of March 31, 2016 and December 31, 2015, presented net of $20 million and $21 million, respectively, in unamortized debt issuance costs and $16 million and $17 million, respectively, in unamortized original issue discount paid.

(2)

As of March 31, 2016 and December 31, 2015, collectively presented net of $52 million and $53 million, respectively, of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

(3)

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

Refinancing of Indebtedness

On February 17, 2015, the Company redeemed $190 million in aggregate principal amount of its outstanding 8%  senior notes due 2020 (the “8% 2020 Notes”) at a redemption price of 106.0% of the principal amount using available cash. In connection with the partial redemption, the Company recorded a loss on extinguishment of debt of $13 million in the three months ended March 31, 2015, which included  a pre-payment premium of $11 million and the write-off of $2 million of debt issuance costs.

On April 1, 2015, the Company entered into a first amendment (the “First Term Loan Amendment”) which amends the agreement governing the $1,825 million term loan facility maturing July 1, 2021 (the “Term Loan Facility”) and the $300 million revolving credit facility maturing July 1, 2019 (the “Revolving Credit Facility”) (together with the Term Loan Facility, the “Credit Facilities”). The First Term Loan Amendment provides for incremental term loans (the “April Incremental Term Loans”) in an aggregate principal amount of $175 million. On April 1, 2015, the Company used the net proceeds from the April Incremental Term Loans, together with cash on hand, to redeem the remaining outstanding $200 million in aggregate principal amount of the 8% 2020 Notes at a redemption price of 106.0% of the principal amount. In connection with the redemption, the Company recorded a loss on extinguishment of debt of $14 million in the second quarter of 2015, which included a pre-payment premium of $12 million and the write-off of $2 million of debt issuance costs.

On August  17, 2015, the Company entered into a second amendment (the “Second Term Loan Amendment”) which amends the agreement governing the Credit Facilities. The Second Term Loan Amendment provides for incremental term loans (the “August Incremental Term Loans”) in an aggregate principal amount of $400 million. On August  17, 2015, the Company used the net proceeds from the August Incremental Term Loans, together with cash on hand, to redeem the remaining outstanding $488 million in aggregate principal amount of the 7% senior notes due 2020 (the “7% 2020 Notes”) (together with the 8% 2020 Notes, the “2020 Notes”) at a redemption price of 105.25% of the principal amount. In connection with the redemption, the Company recorded a loss on extinguishment of debt of $31 million in the third quarter of 2015, which included a pre‑payment premium of $25 million and the write-off of $6 million of debt issuance costs.

Interest Rate Swaps

Interest rate swap agreements in effect as of March 31, 2016 are as follows:

Trade Date	Effective Date	Expiration Date	Notional Amount	Fixed Rate(1)	Floating Rate
July 23, 2014	August 1, 2014	July 31, 2018	$300,000	1.786%	One month LIBOR
July 23, 2014	March 1, 2015	July 31, 2018	$400,000	1.927%	One month LIBOR

(1)Before the application of the applicable borrowing margin.

Note 10. Acquisitions

Acquisitions have been accounted for using the acquisition method and, accordingly, the results of operations of the acquired businesses have been included in the condensed consolidated financial statements since their dates of acquisition. The assets and liabilities of these businesses were recorded in the financial statements at their estimated fair values as of the acquisition dates.

During the three months ended March 31, 2016, the Company completed several pest control and termite acquisitions. The total purchase price for these acquisitions was $3  million. The Company recorded goodwill of $2 million and accounts receivable of $1 million related to these acquisitions.

During the three months ended March 31, 2015, the Company completed several pest control and termite acquisitions. The total purchase price for these acquisitions was $14 million. The Company recorded goodwill of $10 million and other intangibles, primarily customer relationships, of $4 million related to these acquisitions.

Supplemental cash flow information regarding the Company’s acquisitions is as follows:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Assets acquired	$3	$14
Liabilities assumed	—	—
Net assets acquired	$3	$14

Net cash paid	$2	$12
Seller financed debt	—	2
Purchase price	$3	$14

Note 11. Income Taxes

As of March 31, 2016 and December 31, 2015, the Company had $17 million and $16 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). Based on information currently available, it is reasonably possible that over the next 12 month period unrecognized tax benefits may decrease by $7 million as the result of settlements of ongoing audits, statute of limitation expirations or final settlements of uncertain tax positions in multiple jurisdictions.

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

The effective tax rate on income from continuing operations was 37.1 percent and 37.0 percent for the three months ended March 31, 2016 and 2015, respectively. The effective tax rate on income from continuing operations for the three months ended March 31, 2016 was primarily affected by excess tax benefits for share-based awards recorded discretely during the quarter. The effective tax rate on income from continuing operations for the three months ended March 31, 2015 was primarily affected by a reduction of the state valuation allowance on net operating losses during the quarter.

Note 12. Business Segment Reporting

The business of the Company is conducted through three reportable segments: Terminix, American Home Shield and Franchise Services Group.

In accordance with accounting standards for segments, the Company’s reportable segments are strategic business units that offer different services. The Terminix segment provides termite and pest control services to residential and commercial customers and distributes pest control products. The American Home Shield segment provides home warranties for household systems and appliances. The Franchise Services Group segment provides residential and commercial disaster restoration, janitorial and cleaning services through franchises primarily under the ServiceMaster, ServiceMaster Restore and ServiceMaster Clean brand names, home cleaning services through franchises and Company-owned locations primarily under the Merry Maids brand name, on-site wood furniture and cabinet repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. Corporate includes SMAC, the Company’s financing subsidiary exclusively dedicated to providing financing to its franchisees and retail customers of its operating units, and the Company’s headquarters operations (substantially all of which costs are allocated to the Company’s reportable segments), which provide various technology, marketing, finance, legal and other support services to the reportable segments. The composition of the Company’s reportable segments is consistent with that used by the Company’s chief operating decision maker (the “CODM”) to evaluate performance and allocate resources.

Information regarding the accounting policies used by the Company is described in the Company’s 2015 Form 10-K. The Company derives substantially all of its revenue from customers and franchisees in the United States with approximately two percent generated in foreign markets. Operating expenses of the business units consist primarily of direct costs and indirect costs allocated from Corporate.

The Company uses Reportable Segment Adjusted EBITDA as its measure of segment profitability. Accordingly, the CODM evaluates performance and allocates resources based primarily on Reportable Segment Adjusted EBITDA. Reportable Segment Adjusted EBITDA is defined as net income before: unallocated corporate expenses; loss from discontinued operations, net of income taxes; provision for income taxes; loss on extinguishment of debt; interest expense; depreciation and amortization expense; 401(k) Plan corrective contribution; non-cash stock-based compensation expense; restructuring charges; gain on sale of Merry Maids branches; and other non-operating expenses. The Company’s definition of Reportable Segment Adjusted EBITDA may not be calculated or comparable to similarly titled measures of other companies. The Company believes Reportable Segment Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives, consulting agreements and equity-based, long-term incentive plans.

Information for continuing operations for each reportable segment and Corporate is presented below:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Revenue:
Terminix	$364	$336
American Home Shield	194	175
Franchise Services Group	49	59
Reportable Segment Revenue	$607	$571
Corporate	1	1
Total Revenue	$608	$571
Reportable Segment Adjusted EBITDA:(1)
Terminix	$94	$89
American Home Shield	19	29
Franchise Services Group	18	19
Reportable Segment Adjusted EBITDA	$131	$137

___________________________________

(1)	Presented below is a reconciliation of Reportable Segment Adjusted EBITDA to Net Income:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Reportable Segment Adjusted EBITDA:
Terminix	$94	$89
American Home Shield	19	29
Franchise Services Group	18	19
Reportable Segment Adjusted EBITDA	$131	$137
Unallocated corporate expenses	$(4)	$(4)
Depreciation and amortization expense	(21)	(24)
Non-cash stock-based compensation expense	(3)	(2)
Restructuring charges	(1)	(2)
Gain on sale of Merry Maids branches	1	1
Provision for income taxes	(23)	(17)
Loss on extinguishment of debt	—	(13)
Interest expense	(38)	(46)
Other non-operating expenses	(3)	(1)
Net Income	$39	$28

Note 13. Related Party Transactions

TruGreen Spin-off

In connection with the TruGreen spin-off on January 14, 2014, the Company entered into a transition services agreement with TruGreen Holding Corporation (“New TruGreen”) pursuant to which the Company provided New TruGreen with specified communications, public relations, finance and accounting, tax, treasury, internal audit, human resources operations and benefits, risk management and insurance, supply management, real estate management, marketing, facilities, information technology and other support services. The charges for the transition services were designed to allow the Company to fully recover the direct costs of providing the services, plus specified margins and any out-of-pocket costs and expenses. The services provided under the transition services agreement terminated at various specified times on or prior to January 14, 2016 (except certain information technology, human resources and accounts payable services, which the Company has continued to provide to New TruGreen beyond January 14, 2016). New TruGreen may terminate the transition services agreement (or certain services under the transition services agreement) for convenience upon 90 days written notice, in which case New TruGreen will be required to reimburse the Company for early termination costs.

Under this transition services agreement, the Company recorded $3 million and $8 million in the three months ended March 31, 2016 and 2015, respectively, of fees due from New TruGreen, which is included as a reduction in Selling and administrative expenses in the condensed consolidated statement of operations and comprehensive income. As of March 31, 2016, all amounts owed by New TruGreen under this agreement have been paid.

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

Note 14. Fair Value Measurements

The period-end carrying amounts of receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net of tax as a component of accumulated other comprehensive income (loss) on the condensed consolidated statements of financial position, or, for certain unrealized losses, reported in interest and net investment income in the condensed consolidated statements of operations and comprehensive income if the decline in value is other than temporary. The carrying amount of total debt was $2,748 million and $2,752 million and the estimated fair value was $2,821 million and $2,813 million as of March 31, 2016 and December 31, 2015, respectively. The fair value of the Company’s debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of March 31, 2016 and December 31, 2015.

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

The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the three month periods ended March 31, 2016 and 2015.

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2016:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$8	$8	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	74	41	33	—
Total financial assets		$81	$48	$33	$—
Financial Liabilities:
Fuel swap contracts	Other accrued liabilities	$3	$—	$—	$3
Interest rate swap contracts	Other long-term liabilities	11	—	11	—
Total financial liabilities		$14	$—	$11	$3
As of December 31, 2015:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$8	$8	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	73	38	35	—
Total financial assets		$81	$46	$35	$—
Financial Liabilities:
Fuel swap contracts	Other accrued liabilities	$4	$—	$—	$4
Interest rate swap contracts	Other long-term liabilities	8	—	8	—
Total financial liabilities		$12	$—	$8	$4

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

	Fuel Swap
	Contract
	Assets
(In millions)	(Liabilities)	Location of Gain (Loss) included in Earnings
Balance as of December 31, 2015	$(4)
Total (losses) gains (realized and unrealized)
Included in earnings	(1)	Cost of services rendered and products sold
Included in other comprehensive income	1
Settlements	1
Balance as of March 31, 2016	$(3)

Balance as of December 31, 2014	$(6)
Total (losses) gains (realized and unrealized)
Included in earnings	(2)	Cost of services rendered and products sold
Included in other comprehensive income	1
Settlements	2
Balance as of March 31, 2015	$(4)

The following tables present information relating to the significant unobservable inputs of the Company’s Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of March 31, 2016:
Fuel swap contracts	$(3)	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$1.91 - $2.45	$2.16
As of December 31, 2015:
Fuel swap contracts	$(4)	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$1.91 - $2.55	$2.22

___________________________________

(1)	Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

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

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the three months ended March 31, 2016. As of March 31, 2016, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $35 million, maturing through 2017. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of March 31, 2016, the Company had posted $5 million in letters of credit as collateral under its fuel hedging program, which were issued under the Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income (loss). These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. See Note 6 to the condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in accumulated other comprehensive income (loss) and for the amounts reclassified out of accumulated other comprehensive income (loss) and into earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income (loss) expected to be recognized in earnings is a loss of $6 million, net of tax, as of March 31, 2016. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

Note 15. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options, RSUs and performance shares are reflected in diluted net income per share by applying the treasury stock method.

A reconciliation of the amounts included in the computation of basic earnings per share from continuing operations and diluted earnings per share from continuing operations is as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2016	2015
Income from continuing operations	$39	$28
Weighted-average common shares outstanding	135.6	134.4
Effect of dilutive securities:
RSUs(1)	0.2	0.2
Stock options(2)	1.9	1.4
Weighted-average common shares outstanding—assuming dilution	137.8	136.1
Basic earnings per share from continuing operations	$0.29	$0.21
Diluted earnings per share from continuing operations	$0.28	$0.21

___________________________________

(1)

Unvested RSUs and performance shares of 0.3 million shares for each of the three month periods ended March 31, 2016 and 2015 were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

(2)

Options to purchase 0.9 million and 0.4 million shares for the three months ended March 31, 2016 and 2015, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “—Information Regarding Forward-Looking Statements.”

Overview

Our core services include termite and pest control, home warranties, disaster restoration, janitorial, residential cleaning, furniture and cabinet repair and home inspection under the following leading brands: Terminix, American Home Shield, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec. Our operations for the periods presented in this report are organized into three reportable segments: Terminix, American Home Shield and Franchise Services Group.

Management Change

As of February 23, 2016, our board of directors appointed Mary Kay Wegner as Senior Vice President, Service and Operations, Terminix. In this role, Ms. Wegner will lead innovative service solutions and initiatives designed to enhance the Terminix customer experience across many contact points. She will report directly to William J. Derwin, President, Terminix. Ms. Wegner will also continue to have oversight of Corporate Supply Management and report to our Chief Executive Officer, Robert J. Gillette, in this capacity and will remain a member of the ServiceMaster Executive Leadership Team.

On March 3, 2016, Mark J. Barry, Chief Marketing & Strategy Officer of the Company, submitted his retirement notice. Mr. Barry's retirement was effective as of March 31, 2016. Mr. Barry has agreed to remain with the Company for two years in a consulting role following his retirement.

Key Business Metrics

We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of the continuing operations of our businesses. These metrics include:

•	revenue,
•	operating expenses,
•	Adjusted EBITDA,
•	net income (loss),
•	earnings (loss) per share,
•	organic revenue growth,
•	customer retention rates, and
•	customer counts growth.

To the extent applicable, these measures are evaluated with and without impairment, restructuring and other charges that management believes are not indicative of the earnings capabilities of our businesses. We also focus on measures designed to monitor cash flow, including net cash provided from operating activities from continuing operations and free cash flow.

Revenue. Our revenue results are primarily a function of the volume and pricing of the services and products provided to our customers by our businesses as well as the mix of services and products provided across our businesses. The volume of our revenue in Terminix and American Home Shield, and in our company-owned branches in the Franchise Services Group, is impacted by new unit sales, the retention of our existing customers and acquisitions. We expect to continue our tuck-in acquisition program at Terminix and to periodically evaluate other strategic acquisitions. Revenue results in the remainder of our Franchise Services Group are driven principally by royalty fees earned from our franchisees. We serve both residential and commercial customers, principally in the United States. In 2015, approximately 98 percent of our revenue was generated by sales in the United States.

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

Net Income and Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options and RSUs are reflected in diluted net income per share by applying the treasury stock method. The presentation of net income and earnings per share provides GAAP measures of performance which are useful for investors, analysts and other interested parties in company-to-company operating performance comparisons.

Organic Revenue Growth. We evaluate organic revenue growth to track performance of the business, including the impacts of sales, pricing, new service offerings and other growth initiatives. Organic revenue growth excludes revenue from acquired customers for 12 months following the acquisition date.

Customer Retention Rates and Customer Counts Growth. Where applicable, we report our customer retention rates and growth in customer counts in order to track the performance of the business. Customer counts represent our recurring customer base, which includes customers with active contracts for recurring services. Retention rates are calculated as the ratio of ending customer counts to the sum of beginning customer counts, new sales and acquired accounts for the applicable period. These measures are presented on a rolling, 12-month basis in order to avoid seasonal anomalies. See “—Segment Review.”

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

Franchises

Franchises are important to the Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. Total profits from our franchised operations were $18 million for each of the three month periods ended March 31, 2016 and 2015. Nearly all of the franchise fees received by our Franchise Services Group segment are derived from the ServiceMaster Restore, ServiceMaster Clean and Merry Maids businesses. Franchise fees from our Terminix franchisees represented less than one percent of Terminix revenue for the three months ended March 31, 2016. We evaluate the performance of our franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. Franchise agreements entered into in the course of these businesses are generally for a term of five to 10 years. The majority of these franchise agreements are renewed prior to expiration. Internationally, we have license agreements, whereby licensees provide services under our brand names that would ordinarily be provided by franchisees in the United States. The majority of international licenses are for 10‑year terms.

 Results of Operations

	Three Months Ended		Increase
	March 31,		(Decrease)	% of Revenue
(In millions)	2016	2015	2016 vs. 2015	2016	2015
Revenue	$608	$571	6%	100%	100%
Cost of services rendered and products sold	324	303	7	53	53
Selling and administrative expenses	173	152	14	28	27
Amortization expense	8	12	(33)	1	2
Restructuring charges	1	2	(50)	—	—
Gain on sale of Merry Maids branches	(1)	(1)	—	—	—
Interest expense	38	46	(17)	6	8
Interest and net investment income	(1)	(1)	—	—	—
Loss on extinguishment of debt	—	13	*	—	2
Other expense	3	—	*	—	—
Income from Continuing Operations before Income Taxes	62	45	38	10	8
Provision for income taxes	23	17	35	4	3
Income from Continuing Operations	39	28	39	6	5
Loss from discontinued operations, net of income taxes	—	—	—	—	—
Net Income	$39	$28	39%	6%	5%

_________________________________

*     not meaningful

Revenue

We reported revenue of $608 million and $571 million for the three months ended March 31, 2016 and 2015, respectively. A summary of changes in revenue for each of our reportable segments and Corporate is included in the table below. See “—Segment Review” for a discussion of the drivers of the year-over-year changes.

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended March 31, 2015	$336	$175	$59	$1	$571
Pest Control(1)	22	—	—	—	22
Termite and Other Services(1)(2)	2	—	—	—	2
Home Warranties	—	19	—	—	19
Franchise-Related Revenue	—	—	(3)	—	(3)
Sale of Merry Maids branches(3)	—	—	(7)	—	(7)
Other	4	—	—	—	4
Three Months Ended March 31, 2016	$364	$194	$49	$1	$608

_________________________________

(1)	Includes growth from acquisitions of approximately $17 million and $1 million in pest control and termite and other services, respectively.
(2)	Includes wildlife exclusion, crawl space encapsulation and attic insulation products which are managed as a component of our termite line of business.
(3)

Includes an $8 million reduction in revenue from company-owned branches, offset, in part, by a $1 million increase in royalty fees as a result of the conversion of certain company-owned Merry Maids branches to franchises (the “branch conversions”).

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $324 million and $303 million for the three months ended March 31, 2016 and 2015, respectively. The following table provides a summary of changes in cost of services rendered and products sold for each of our reportable segments and Corporate:

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended March 31, 2015	$181	$91	$28	$4	$303
Impact of change in revenue	12	6	(1)	—	17
Contract claims	—	10	—	—	10
Sale of Merry Maids branches	—	—	(6)	—	(6)
Cost reduction initiatives	—	—	(1)	—	(1)
Other	2	(2)	—	—	—
Three Months Ended March 31, 2016	$195	$105	$20	$4	$324

The increase in contract claims cost at American Home Shield was driven by an increase in the average cost per service request associated with appliance repairs and normal inflationary pressure on the underlying costs of repairs. As of the end of the first quarter of 2016, our utilization of in-network contractors has returned to historical levels.

We realized a reduction in cost of sales of $6 million in the Franchise Services Group as a result of the branch conversions.

Selling and Administrative Expenses

We reported selling and administrative expenses of $173 million and $152 million for the three months ended March 31, 2016 and 2015, respectively, which comprised general and administrative expenses of $75 and $66 million, respectively, and selling and marketing expenses of $98 million and $86 million, respectively.  The following table provides a summary of changes in selling and administrative expenses for each of our reportable segments and Corporate:

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended March 31, 2015	$75	$57	$13	$7	$152
Sales and marketing costs	1	10	—	—	11
Customer service costs	—	2	—	—	2
Sale of Merry Maids branches	—	—	(1)	—	(1)
Technology costs	4	2	—	—	6
Cost reduction initiatives	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	—	1	1
Secondary offering expenses	—	—	—	(1)	(1)
Other	2	1	1	—	4
Three Months Ended March 31, 2016	$82	$72	$12	$7	$173

The increase in sales and marketing costs at American Home Shield was primarily driven by the shift in the timing of a holiday mail campaign from the fourth quarter of 2015 to the first quarter of 2016 and, to a lesser extent, an increase in sales commissions and a change in the timing of marketing spend within the year. We expect the shift in the holiday mail campaign to result in an increase to our full year marketing costs. The increase in customer service costs at American Home Shield was due to higher labor costs resulting from an acceleration of pre-season hiring and training in preparation for the high-volume summer season.

We realized a reduction in selling and administrative expenses of $1 million in the Franchise Services Group as a result of the branch conversions.

The increase in technology costs was primarily due to investments in initiatives to improve our customers’ experiences.

Amortization Expense

Amortization expense was $8 million and $12 million in the three months ended March 31, 2016 and 2015, respectively. The decrease is a result of certain finite-lived intangible assets recorded in connection with the merger transaction by which the Company was taken private in 2007 being fully amortized.

Restructuring Charges

We incurred restructuring charges of $1 million and $2 million in the three months ended March 31, 2016 and 2015, respectively. The initiative to enhance capabilities and reduce costs in our headquarters functions that provide Company-wide administrative services for our operations resulted in $1 million of severance and other costs for each of the three month periods ended March 31, 2016 and 2015. Severance costs of $1 million related to the Terminix branch optimization were recorded in the three months ended March 31, 2015.

Gain on Sale of Merry Maids Branches

We recorded a gain of  $1 million in each of the three month periods ended March 31, 2016 and 2015, associated with the branch conversions.

Interest Expense

Interest expense was $38 million and $46 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in interest expense was driven by the redemption of the 2020 Notes in 2015, offset, in part, by additional borrowings under the April and August Incremental Term Loans. See Note 9 to the condensed consolidated financial statements for more details.

Interest and Net Investment Income

Interest and net investment income was $1 million for each of the three month periods ended March 31, 2016 and 2015, and comprised net investment gains and interest and dividend income realized on the American Home Shield investment portfolio and interest income on other cash balances.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $13 million was recorded in the three months ended March 31, 2015 related to the partial redemption of the 8% 2020 Notes on February 17, 2015. See Note 9 to the condensed consolidated financial statements for more details. There were no debt extinguishments in the three months ended March 31, 2016.

Other Expense

Other expense was $3 million for the three months ended March 31, 2016, of which $2 million related to the Plea Agreement and $1 million related to legal expenses associated with the U.S. Virgin Islands matter. There was no such expense for the three months ended March 31, 2015.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes was $62 million and $45 million for the three months ended March 31, 2016 and 2015, respectively. The change in income from continuing operations before income taxes primarily reflects the net effect of year-over-year changes in the following items:

Three Months Ended
March 31,
(In millions)	2016 vs. 2015
Reportable segments and Corporate(1)	$(6)
Interest expense(2)	8
Loss on extinguishment of debt(3)	13
Other(4)	2
Increase in income from continuing operations before income taxes	$17

___________________________________

(1)	Represents the net change in Adjusted EBITDA as described in “—Segment Review.”
(2)	Represents the net change in interest expense as described in “—Interest Expense.”
(3)	Represents the $13 million loss on extinguishment of debt recorded in the three months ended March 31, 2015 as described in “—Loss on Extinguishment of Debt.”
(4)	Primarily represents the net change in restructuring charges, stock-based compensation, secondary offering fees, legal and environmental expenses, depreciation and amortization.

Provision for Income Taxes

The effective tax rate on income from continuing operations was 37.1 percent and 37.0 percent for the three months ended March 31, 2016 and 2015, respectively. The effective tax rate on income from continuing operations for the three months ended March 31, 2016 was primarily affected by excess tax benefits for share-based awards recorded discretely during the quarter. The effective tax rate on income from continuing operations for the three months ended March 31, 2015 was primarily affected by a reduction of the state valuation allowance on net operating losses during the quarter.

Net Income

Net income was $39 million and $28 million for the three months ended March 31, 2016 and 2015, respectively. The $11 million improvement was driven by a $17 million increase in income from continuing operations before income taxes, offset, in part, by a $6  million increase in the provision for income taxes.

Segment Review

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the notes to the condensed consolidated financial statements included in this report.

Revenue and Adjusted EBITDA by reportable segment and for Corporate are as follows:

	Three Months Ended
	March 31,		Increase
(In millions)	2016	2015	(Decrease)
Revenue:
Terminix	$364	$336	8%
American Home Shield	194	175	11
Franchise Services Group	49	59	(17)
Corporate	1	1	—
Total Revenue:	$608	$571	6%
Adjusted EBITDA:(1)
Terminix	$94	$89	6%
American Home Shield	19	29	(34)
Franchise Services Group	18	19	(5)
Reportable Segment Adjusted EBITDA	131	137	(4)
Corporate(2)	(4)	(4)	—
Total Adjusted EBITDA	$127	$133	(5)%

___________________________________

(1)	See Note 12 for our definition of Adjusted EBITDA and a reconciliation of Reportable Segment Adjusted EBITDA to net income.

(2)	Represents unallocated corporate expenses.

Terminix Segment

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported an eight percent increase in revenue and a six percent increase in Adjusted EBITDA for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Revenue

Revenue by service line is as follows:

	Three Months Ended
	March 31,

(In millions)	2016	2015	Growth		Acquired		Organic
Pest Control	$206	$184	$22	12%	$17	9%	$5	3%
Termite and Other Services	143	141	2	1%	1	1%	1	1%
Other	15	11	4	36%	—	—%	4	36%
Total revenue	$364	$336	$28	8%	$18	5%	$10	3%

Pest control revenue increased 12 percent,  reflecting  improved price realization, the impact of the Alterra acquisition and growth in bed bug services.

Termite revenue, including the wildlife exclusion, crawl space encapsulation and attic insulation products, which are managed as a component of our termite line of business, increased one percent. Termite renewal revenue comprised 57 percent of total termite revenue, while the remainder consisted of termite new unit revenue. The increase in termite revenue reflects an increase in traditional termite sales, offset, in part, by a decrease in sales of attic insulation. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended March 31, 2015	$89
Impact of change in revenue	15
Sales and marketing costs	(1)
Technology costs	(4)
Other	(5)
Three Months Ended March 31, 2016	$94

The increase in technology costs was primarily due to investments in initiatives to improve our customers’ experiences.

American Home Shield Segment

The American Home Shield segment, which provides home warranties for household systems and appliances, reported an 11 percent increase in revenue and a 34 percent decrease in Adjusted EBITDA for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

The growth in renewable customer counts and customer retention are presented below.

	As of March 31,
	2016	2015
Growth in Home Warranties	7%	6%
Customer Retention Rate	75%	75%

Revenue

The revenue results reflect an increase in new unit sales, improved price realization and a favorable product mix.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended March 31, 2015	$29
Impact of change in revenue	13
Contract claims	(10)
Marketing costs	(10)
Customer service costs	(2)
Technology costs	(2)
Other	1
Three Months Ended March 31, 2016	$19

The increase in contract claims cost was driven by an increase in the average cost per service request associated with appliance repairs and normal inflationary pressure on the underlying costs of repairs. As of the end of the first quarter of 2016, our utilization of in-network contractors has returned to historical levels.

The increase in sales and marketing costs was primarily driven by the shift in the timing of a holiday mail campaign from the fourth quarter of 2015 to the first quarter of 2016 and, to a lesser extent, an increase in sales commissions and a change in the timing of marketing spend within the year. We expect the shift in the holiday mail campaign to result in an increase to our full year marketing costs. The increase in customer service costs was due to higher labor costs resulting from an acceleration of pre-season hiring and training in preparation for the high-volume summer season.

The increase in technology costs was primarily due to investments in initiatives to improve our customers’ experiences.

Franchise Services Group Segment

The Franchise Services Group segment, which consists of the ServiceMaster Restore (disaster restoration), ServiceMaster Clean (janitorial), Merry Maids (residential cleaning), Furniture Medic (furniture and cabinet repair) and AmeriSpec (home inspection) businesses, reported a seventeen percent decrease in revenue and a five percent decrease in Adjusted EBITDA for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Revenue

Revenue by service line is as follows:

	Three Months Ended		% of
	March 31,		Revenue
(In millions)	2016	2015	2016
Royalty Fees	$28	$28	57%
Company-Owned Merry Maids Branches	4	13	9
Janitorial National Accounts	10	10	20
Sales of Products	3	5	7
Other	3	4	7
Total revenue	$49	$59	100%

Approximately $7  million of the decline in revenue from company-owned Merry Maids branches was attributable to the branch conversions with the remainder of the decline attributable to a decrease in new unit sales. The decrease in sales of products was driven by lower franchisee demand.

In 2014, we began converting company-owned Merry Maids branches to franchises. We expect the branch conversions completed through March 31, 2016, as well as further branch conversions expected during the remainder of 2016, to result in further decreases in revenues from company-owned Merry Maids branches, which we expect will be offset, in part, by modest increases in royalty fees. During the three months ended March 31, 2016, we converted 9 company-owned Merry Maids branches to franchises. As of March 31, 2016, there were 20 company-owned Merry Maids branches remaining.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended March 31, 2015	$19
Impact of change in revenue	(2)
Sale of Merry Maids branches	(1)
Cost reduction initiatives	2
Three Months Ended March 31, 2016	$18

We realized a reduction in Adjusted EBITDA of $1 million as a result of the branch conversions.

Corporate

Adjusted EBITDA for Corporate for the three months ended March 31, 2016 was comparable to the three months ended March 31, 2015. Each of the three month periods ended March 31, 2016 and 2015 include increased reserves in our automobile, general liability and workers’ compensation insurance program of $4 million driven by unfavorable claims trends. The unfavorable claims trends for the three months ended March 31, 2016 were impacted by a charge of $3 million in connection with civil claims related to an incident at a family’s residence in Palm Beach County, Florida. The unfavorable claims trends for the three months ended March 31, 2015 were impacted by a charge of $3 million in connection with civil claims related to an incident at a resort in St. John in the U.S. Virgin Islands. Each of the $3 million charges are amounts equal to our insurance deductibles under our general liability insurance program.

Liquidity and Capital Resources

Liquidity

We are highly leveraged, and a substantial portion of our liquidity needs are due to service requirements on our significant indebtedness. The agreements governing the Credit Facilities contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of March 31, 2016,  we were in compliance with the covenants under the agreements that were in effect on such date.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under our credit facilities. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. Cash and short- and long-term marketable securities totaled $452 million as of March 31, 2016, compared with $377 million as of December 31, 2015. As of March 31, 2016, there were $131 million of letters of credit outstanding and $169 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts.

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

As of March 31, 2016, we had posted $126 million in letters of credit as collateral under our automobile, general liability and workers’ compensation insurance program, which were issued under the Revolving Credit Facility. We may from time to time elect to use cash or marketable securities, rather than letters of credit, to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program.  The amount of cash or marketable securities utilized to satisfy these collateral requirements will depend on the relative cost of the issuance of letters of credit under the Revolving Credit Facility and our cash position.  Any use of cash or marketable securities as collateral would result is a corresponding increase in our available borrowing capacity under the Revolving Credit Facility.

Additionally, under the terms of our fuel swap contracts, we are required to post collateral in the event the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the agreement with the counterparty. As of March 31, 2016, the estimated fair value of our fuel swap contracts was a net liability of $3 million, and we had posted $5 million in letters of credit as collateral under our fuel hedging program, which were also issued under the Revolving Credit Facility. The continued use of letters of credit for this purpose in the future could limit our ability to post letters of credit for other purposes and could limit our borrowing availability under the Revolving Credit Facility. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

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

The Company is preparing to submit to the IRS a voluntary correction proposal to remedy an administrative error related to its Profit Sharing and Retirement Plan. The Company’s current estimate of the cost of the correction ranges from $23 million to approximately $85 million. We expect to fund the corrective contribution from operating cash flow.

Fleet and Equipment Financing Arrangements

We have entered into the Fleet Agreement which, among other things, allows us to obtain fleet vehicles through a leasing program. We expect to fulfill substantially all of our vehicle fleet needs through the leasing program under the Fleet Agreement. For the three months ended March 31, 2016, we acquired $6 million of vehicles through the leasing program under the Fleet Agreement. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement.

Additionally, a portion of our property and equipment is leased through programs outside the scope of the Fleet Agreement. For the three months ended March 31, 2016, there were no acquisitions of property and equipment through these incremental leasing programs, which are treated as capital leases for accounting purposes. We anticipate new lease financings, including the Fleet Agreement and incremental leasing programs, for the full year 2016 will range from approximately $40 to $50 million.

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

Furthermore, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payments of ordinary and extraordinary dividends by our home warranty and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of March 31, 2016, the total net assets subject to these third-party restrictions was $175 million. We expect that such limitations will be in effect for the remainder of 2016. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

We consider undistributed earnings of our foreign subsidiaries as of March 31, 2016 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $17 million as of March 31, 2016 and December 31, 2015. We have not repatriated, nor do we anticipate the need to repatriate, funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized in the following table.

	Three Months Ended
	March 31,
(In millions)	2016	2015
Net cash provided from (used for):
Operating activities	$106	$68
Investing activities	(15)	(14)
Financing activities	(17)	(190)
Discontinued operations	—	(5)
Effect of exchange rate changes on cash	1	—
Cash increase (decrease) during the period	$74	$(141)

Operating Activities

Net cash provided from operating activities from continuing operations increased $38 million to $106 million for the three months ended March 31, 2016 compared to $68 million for the three months ended March 31, 2015.

Net cash provided from operating activities for the three months ended March 31, 2016 comprised $68 million in earnings adjusted for non-cash charges and a $38 million decrease in cash required for working capital (a $26 million decrease excluding the working capital impact of accrued interest, restructuring and taxes). For the three months ended March 31, 2016, working capital requirements were favorably impacted by seasonal activity and timing of income tax payments, offset, in part, by incentive compensation payments related to 2015 performance.

Net cash provided from operating activities for the three months ended March 31, 2015 comprised $74 million in earnings adjusted for non-cash charges and a $5 million decrease in cash required for working capital (a $21 million decrease excluding the working capital impact of accrued interest, restructuring and taxes), offset, in part, by $11 million in payments for the call premium paid on the retirement of debt. For the three months ended March 31, 2015, working capital requirements were favorably impacted by seasonal activity, offset, in part, by the timing of interest payments on the 2020 Notes and incentive compensation payments related to 2014 performance.

Investing Activities

Net cash used for investing activities from continuing operations was $15 million for the three months ended March 31, 2016 compared to $14 million for the three months ended March 31, 2015.

Capital expenditures increased to $17 million for the three months ended March 31, 2016 from $8 million in the three months ended March 31, 2015 and included recurring capital needs and information technology projects. We anticipate capital expenditures for the full year 2016 will range from approximately $55 million to $65 million, reflecting recurring capital needs and the continuation of investments in information systems and productivity enhancing technology. We expect to fulfill our ongoing vehicle fleet needs through vehicle capital leases. We have no additional material capital commitments at this time.

Proceeds from the sale of equipment and other assets was $3 million for the three months ended March 31, 2016, primarily driven by the branch conversions. The branches were sold for a total purchase price of $4 million for which we received cash of $3 million and provided financing of $1 million. We expect to continue the branch conversions throughout the remainder of 2016.

Cash payments for acquisitions for the three months ended March 31, 2016 totaled $2 million, compared with $12 million for the three months ended March 31, 2015. Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. We expect to continue our tuck-in acquisition program at Terminix and to periodically evaluate other strategic acquisitions.

Cash flows from purchases, sales and maturities of securities, net, for the three months ended March 31, 2016 totaled $0 million. Cash flows provided from purchases, sales and maturities of securities, net, for the three months ended March 31, 2015 totaled $4 million and were driven by the maturity and sale of marketable securities at American Home Shield.

Cash flows provided by notes receivable, net, for each of the three month periods ended March 31, 2016 and 2015 totaled $1 million and were a result of a net reduction in financing provided by SMAC to our franchisees and retail customers of our operating units.

Financing Activities

Net cash used for financing activities from continuing operations was $17 million for the three months ended March 31, 2016 compared to $190 million for the three months ended March 31, 2015.

During the three months ended March 31, 2016,  we made scheduled principal payments on long-term debt of $19 million. Additionally, we received $2 million from the issuance of common stock.

During the three months ended March 31, 2015, we borrowed an incremental $3 million, made scheduled principal payments on long-term debt of $10 million and redeemed $190 million in aggregate principal amount of the 8% 2020 Notes at a redemption price of 106.0% of the principal amount using available cash. Additionally, we received $8 million from the issuance of common stock during the three months ended March 31, 2015.

Contractual Obligations

Our 2015 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2015. We continue to make the contractually required payments, and, therefore, the 2016 obligations and commitments as listed in our 2015 Form 10-K have been reduced by the required payments.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any significant off-balance sheet arrangements.

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

Regulatory Matters

On March 29, 2016, TMX USVI and TMX LP, each an indirect, wholly-owned subsidiary of the Company, entered into the Plea Agreement in connection with the previously disclosed investigation initiated by the DOJ into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands. Together with the Plea Agreement, the DOJ charged TMX USVI and TMX LP with four misdemeanor violations of the Federal Insecticide, Fungicide, and Rodenticide Act related to improper applications of methyl bromide. Under the Plea Agreement, TMX USVI agreed to pay a total of $5 million in fines to the United States. TMX LP agreed to pay $3 million in fines and penalties to the United States and a $1 million community service payment to the National Fish and Wildlife Foundation for the purpose of engaging a third party to provide training to pesticide applicators in the U.S. Virgin Islands. TMX USVI also agreed to pay $1 million to the EPA for costs incurred by the EPA for the response and clean-up of the affected units at the resort in St. John. Both TMX USVI and TMX LP agreed to a three-year probation period subject to conditions of probation. Furthermore, TMX USVI and TMX LP agreed to make good faith efforts to resolve past and future medical expenses for the affected family through separate civil proceedings. The Plea Agreement would not bind any other federal, state or local authority, but the EPA has stated that it does not intend to initiate any administrative enforcement action or refer the matter to the DOJ for any civil enforcement action once a plea agreement is approved by the court. We have recorded in the condensed consolidated statement of operations and comprehensive income charges of $10 million in connection with the Plea Agreement, of which $2 million was recorded in the three months ended March 31, 2016.

At an initial appearance on April 20, 2016, the United States District Court of the U.S. Virgin Islands rejected the Plea Agreement, indicating that it was not satisfied with the assessment and distribution of the monetary sanctions set forth in the Plea Agreement. The parties continue to discuss the matter, including potential modifications to the Plea Agreement. The court scheduled a sentencing hearing on August 25, 2016, and indicated that a modified plea agreement or a withdrawal of the plea could be filed up to that date.

A plea agreement and the payments thereunder would not resolve any related civil or administrative claims for damages or other relief related to the U.S. Virgin Islands matter. The amount and extent of any further potential penalties, fines, sanctions, costs and damages that the federal or other governmental authorities may yet impose, investigation or other costs and reputational harm, as well as the impact of any civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to the U.S. Virgin Islands incident, which could be material, is not currently known or reasonably estimable, and any such penalties, fines, sanctions, costs or damages may not be covered under our general liability insurance program. In the three months ended March 31, 2015, we recorded in the condensed consolidated statement of operations and comprehensive income a charge of $3 million in connection with civil claims related to the U.S. Virgin Islands matter, an amount equal to our insurance deductible under our general liability insurance program, although no assurance can be given regarding our insurance coverage or recoveries in connection with such civil claims.

On September 15, 2015, a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, styled Carl Robert McCaughey, et al. v. Terminix International Company Limited Partnership, Sunland Pest Control Services, Inc., et al. (Case No. 32080796). The lawsuit alleges that fumigation of a Florida family’s residence by Sunland, a subcontractor of Terminix, resulted in serious injuries to one of the family’s children, alleges claims for negligence and strict liability, and seeks an unspecified amount of monetary and punitive damages. The court has set a trial date in September 2016. The DOJ and other federal and state agencies are investigating the matter, and the DOJ has filed criminal charges against Sunland and two persons associated with Sunland. We continue to cooperate fully with all relevant governmental authorities. In the three months ended March 31, 2016, we recorded in the condensed consolidated statement of operations and comprehensive income a charge of $3 million in connection with civil claims related to the Palm Beach County, Florida matter, an amount equal to our insurance deductible under our general liability insurance program, although no assurance can be given regarding our insurance coverage or recoveries in connection with such civil claims. The amount and extent of any potential penalties, fines, sanctions, costs and damages that the federal or other governmental authorities may impose, investigation or other costs and reputational harm, as well as the impact of any civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to this incident, which could be material, is not currently known or reasonably estimable, and any such penalties, fines, sanctions, costs or damages may not be covered under our general liability insurance program.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, could cause actual results and outcomes to differ from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•	lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•	the 401(k) Plan corrective contribution and other employee benefit plan compliance issues;
•	compliance with, or violation of, environmental, health and safety laws and regulations;
•	weakening general economic conditions, especially as they may affect home sales, unemployment and consumer confidence or spending levels;
•	our ability to successfully implement our business strategies;
•	adverse credit and financial markets impeding access, increasing financing costs or causing our customers to incur liquidity issues leading to some of our services not being purchased or cancelled;
•	cyber security breaches, disruptions or failures in our information technology systems and our failure to protect the security of personal information about our customers;
•	our ability to attract and retain key personnel, including our ability to attract, retain and maintain positive relations with trained workers and third-party contractors;
•	increase in prices for fuel and raw materials, and in minimum wage levels;
•	changes in the source and intensity of competition in our market segments;
•	adverse weather conditions;
•	our franchisees, subcontractors, third-party distributors and vendors taking actions that harm our business;
•	changes in our services or products;
•	our ability to protect our intellectual property and other material proprietary rights;
•	negative reputational and financial impacts resulting from future acquisitions or strategic transactions;
•	laws and governmental regulations increasing our legal and regulatory expenses;
•	increases in interest rates increasing the cost of servicing our substantial indebtedness;
•	increased borrowing costs due to lowering or withdrawal of the ratings, outlook or watch assigned to our debt securities;
•	restrictions contained in our debt agreements;
•	our ability to refinance all or a portion of our indebtedness or obtain additional financing; and
•	other factors described in this report and from time to time in documents that we file with the SEC.

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

We do not hold or issue derivative financial instruments for trading or speculative purposes. We have entered into specific financial arrangements, primarily fuel swap agreements and interest rate swap agreements, in the ordinary course of business to manage certain market risks, with a policy of matching positions and limiting the terms of contracts to relatively short durations. The effect of derivative financial instrument transactions could have a material impact on our financial statements.

Interest Rate Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. In our opinion, the market risk associated with debt obligations and other significant instruments as of March 31, 2016 has not materially changed from December 31, 2015 (see Item 7A of the 2015 Form 10-K).

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 13 million gallons of fuel in 2016. As of March 31, 2016, a ten percent change in fuel prices would result in a change of approximately $3 million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of March 31, 2016, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $35 million, maturing through 2017. The estimated fair value of these contracts as of March 31, 2016 was a net liability of $3 million. These fuel swap contracts provide a fixed price for approximately 59 percent and 70 percent of our estimated fuel usage for the remainder of 2016 and 2017, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer, Robert J. Gillette, and Senior Vice President and Chief Financial Officer, Alan J. M. Haughie, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Gillette and Haughie have concluded that both the design and operation of our disclosure controls and procedures were effective as of March 31, 2016.

Changes in internal control over financial reporting

No changes in our internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 29, 2016, TMX USVI and TMX LP, each an indirect, wholly-owned subsidiary of the Company, entered into the Plea Agreement in connection with the previously disclosed investigation initiated by the DOJ into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands. Together with the Plea Agreement, the DOJ charged TMX USVI and TMX LP with four misdemeanor violations of the Federal Insecticide, Fungicide, and Rodenticide Act related to improper applications of methyl bromide. Under the Plea Agreement, TMX USVI agreed to pay a total of $5 million in fines to the United States. TMX LP agreed to pay $3 million in fines and penalties to the United States and a $1 million community service payment to the National Fish and Wildlife Foundation for the purpose of engaging a third party to provide training to pesticide applicators in the U.S. Virgin Islands. TMX USVI also agreed to pay $1 million to the EPA for costs incurred by the EPA for the response and clean-up of the affected units at the resort in St. John. Both TMX USVI and TMX LP agreed to a three-year probation period subject to conditions of probation. Furthermore, TMX USVI and TMX LP agreed to make good faith efforts to resolve past and future medical expenses for the affected family through separate civil proceedings. The Plea Agreement would not bind any other federal, state or local authority, but the EPA has stated that it does not intend to initiate any administrative enforcement action or refer the matter to the DOJ for any civil enforcement action once a plea agreement is approved by the court. We have recorded in the condensed consolidated statement of operations and comprehensive income charges of $10 million in connection with the Plea Agreement, of which $2 million was recorded in the three months ended March 31, 2016.

At an initial appearance on April 20, 2016, the United States District Court of the U.S. Virgin Islands rejected the Plea Agreement, indicating that it was not satisfied with the assessment and distribution of the monetary sanctions set forth in the Plea Agreement. The parties continue to discuss the matter, including potential modifications to the Plea Agreement.  The court scheduled a sentencing hearing on August 25, 2016, and indicated that a modified plea agreement or a withdrawal of the plea could be filed up to that date.

A plea agreement and the payments thereunder would not resolve any related civil or administrative claims for damages or other relief related to the U.S. Virgin Islands matter. The amount and extent of any further potential penalties, fines, sanctions, costs and damages that the federal or other governmental authorities may yet impose, investigation or other costs and reputational harm, as well as the impact of any civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to the U.S. Virgin Islands incident, which could be material, is not currently known or reasonably estimable, and any such penalties, fines, sanctions, costs or damages may not be covered under our general liability insurance program. In the three months ended March 31, 2015, we recorded in the condensed consolidated statement of operations and comprehensive income a charge of $3 million in connection with civil claims related to the U.S. Virgin Islands matter, an amount equal to our insurance deductible under our general liability insurance program, although no assurance can be given regarding our insurance coverage or recoveries in connection with such civil claims.

On September 15, 2015, a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, styled Carl Robert McCaughey, et al. v. Terminix International Company Limited Partnership, Sunland Pest Control Services, Inc., et al. (Case No. 32080796). The lawsuit alleges that fumigation of a Florida family’s residence by Sunland, a subcontractor of

Terminix, resulted in serious injuries to one of the family’s children, alleges claims for negligence and strict liability, and seeks an unspecified amount of monetary and punitive damages. The court has set a trial date in September 2016. The DOJ and other federal and state agencies are investigating the matter, and the DOJ has filed criminal charges against Sunland and two persons associated with Sunland. We continue to cooperate fully with all relevant governmental authorities. In the three months ended March 31, 2016, we recorded in the condensed consolidated statement of operations and comprehensive income a charge of $3 million in connection with civil claims related to the Palm Beach County, Florida matter, an amount equal to our insurance deductible under our general liability insurance program, although no assurance can be given regarding our insurance coverage or recoveries in connection with such civil claims. The amount and extent of any potential penalties, fines, sanctions, costs and damages that the federal or other governmental authorities may impose, investigation or other costs and reputational harm, as well as the impact of any civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to this incident, which could be material, is not currently known or reasonably estimable, and any such penalties, fines, sanctions, costs or damages may not be covered under our general liability insurance program.

In addition to the matters discussed above, in the ordinary course of conducting business activities, we and our subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured matters that are brought on an individual, collective, representative and class action basis, or other proceedings involving regulatory, employment, general and commercial liability, automobile liability, wage and hour, environmental and other matters. We have entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court or other approvals. If one or more of our settlements are not finally approved, we could have additional or different exposure, which could be material. Subject to the paragraphs above, we do not expect any of these proceedings to have a material effect on our reputation, business, financial position, results of operations or cash flows; however, we can give no assurance that the results of any such proceedings will not materially affect our reputation, business, financial position, results of operations and cash flows. See Note 3 to the condensed consolidated financial statement for more details.

ITEM 1A. RISK FACTORS

We discuss in our 2015 Form 10-K and our other filings with the SEC various risks that may materially affect our business. There have been no material changes to the risk factors disclosed in the 2015 Form 10-K. The materialization of any risks and identified in Forward-Looking Statements contained in this report, together with those previously disclosed in the 2015 Form 10-K and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Information Regarding Forward-Looking Statements” above.

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

Issuer Purchases of Equity Securities

During the three months ended March 31, 2016, we did not purchase any shares of our common stock or other equity securities.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1

Plea Agreement entered into on March 29, 2016 by The Terminix International Company Limited Partnership and Terminix International USVI, LLC is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 29, 2016.

10.2

Information, dated March 29, 2016, in the matter styled United States of America v. The Terminix International Company Limited Partnership and Terminix International USVI, LLC is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 29, 2016.

10.3

Letter from Cynthia Giles to Timothy K. Webster and Thomas L. Campbell, dated March 28, 2016, reflecting that the United States Environmental Protection Agency does not intend to initiate any administrative enforcement action or refer the fumigation matter for any civil enforcement action is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 29, 2016.

10.4#	Form of Employee Stock Option Agreement under the ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Plan”) for awards granted on or after February 22, 2016.

10.5#	Form of Employee Restricted Stock Unit Agreement under the Omnibus Plan for awards granted on or after February 22, 2016.

10.6#	Form of Performance Share Agreement under the Omnibus Plan for awards granted on or after February 22, 2016.

10.7#	Form of Director Restricted Stock Agreement for awards granted under the Omnibus Plan.

10.8#	Separation and Consulting Agreement with Mark J. Barry, dated March 24, 2016.

31.1#	Certification of Chief Executive Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase

101.DEF#	XBRL Taxonomy Extension Definition Linkbase

101.LAB#	XBRL Taxonomy Extension Label Linkbase

101.PRE#	XBRL Extension Presentation Linkbase

___________________________________

# Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2016

SERVICEMASTER GLOBAL HOLDINGS, INC.
(Registrant)

By:	/s/ Alan J. M. Haughie
Alan J. M. Haughie
Senior Vice President and Chief Financial Officer