Form 10-Q
period 2016-06-30
SERVICEMASTER GLOBAL HOLDINGS INC
filed 2016-07-28
CIK 1428875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of July 22, 2016: 135,505,483  shares of common stock, par value $0.01 per share

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$747	$716	$1,355	$1,288
Cost of services rendered and products sold	379	365	704	668
Selling and administrative expenses	187	182	360	334
Amortization expense	8	12	16	25
401(k) Plan corrective contribution	1	—	1	—
Fumigation related matters (Note 3)	88	—	91	—
Insurance reserve adjustment	23	—	23	—
Impairment of software and other related costs	1	—	1	—
Restructuring charges	4	—	5	2
Gain on sale of Merry Maids branches	—	(2)	(2)	(3)
Interest expense	38	42	76	88
Interest and net investment income	(4)	(7)	(4)	(7)
Loss on extinguishment of debt	—	14	—	27
Income from Continuing Operations before Income Taxes	23	109	85	154
Provision for income taxes	7	42	30	59
Income from Continuing Operations	16	67	54	95
Loss from discontinued operations, net of income taxes	—	—	—	(1)
Net Income	$16	$67	$54	$94
Total Comprehensive Income	$15	$65	$55	$88
Weighted-average common shares outstanding - Basic	135.5	134.9	135.6	134.7
Weighted-average common shares outstanding - Diluted	137.7	136.5	137.7	136.3
Basic Earnings Per Share:
Income from Continuing Operations	$0.11	$0.50	$0.40	$0.71
Loss from discontinued operations, net of income taxes	—	—	—	(0.01)
Net Income	0.12	0.49	0.40	0.70
Diluted Earnings Per Share:
Income from Continuing Operations	$0.11	$0.49	$0.40	$0.70
Loss from discontinued operations, net of income taxes	—	—	—	(0.01)
Net Income	0.11	0.49	0.39	0.69

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except per share data)

	As of	As of
	June 30,	December 31,
	2016	2015
Assets:
Current Assets:
Cash and cash equivalents	$342	$296
Marketable securities	21	24
Receivables, less allowances of $24 and $23, respectively	508	487
Inventories	40	40
Prepaid expenses and other assets	240	54
Deferred customer acquisition costs	33	32
Total Current Assets	1,184	933
Other Assets:
Property and equipment, net	186	160
Goodwill	2,185	2,129
Intangible assets, primarily trade names, service marks and trademarks, net	1,714	1,704
Restricted cash	95	—
Notes receivable	36	32
Long-term marketable securities	13	57
Other assets	49	83
Total Assets	$5,462	$5,098
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$133	$110
Accrued liabilities:
Payroll and related expenses	61	64
Self-insured claims and related expenses	365	106
Accrued interest payable	10	10
Other	58	59
Deferred revenue	576	552
Current portion of long-term debt	60	54
Total Current Liabilities	1,262	955
Long-Term Debt	2,714	2,698
Other Long-Term Liabilities:
Deferred taxes	693	687
Other long-term obligations, primarily self-insured claims	197	213
Total Other Long-Term Liabilities	890	901
Commitments and Contingencies
Shareholders' Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 143,563,741 shares issued and 135,442,846 outstanding at June 30, 2016 and 143,170,897 shares issued and 135,511,176 outstanding at December 31, 2015)	2	2
Additional paid-in capital	2,257	2,245
Accumulated deficit	(1,506)	(1,560)
Accumulated other comprehensive loss	(20)	(21)
Less common stock held in treasury, at cost 8,120,895 shares at June 30, 2016 and 7,659,721 shares at December 31, 2015)	(138)	(122)
Total Shareholders' Equity	595	545
Total Liabilities and Shareholders' Equity	$5,462	$5,098

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

      Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2016	2015
Cash and Cash Equivalents at Beginning of Period	$296	$389
Cash Flows from Operating Activities from Continuing Operations:
Net Income	54	94
Adjustments to reconcile net income to net cash provided from operating activities:
Loss from discontinued operations, net of income taxes	—	1
Depreciation expense	27	23
Amortization expense	16	25
Amortization of debt issuance costs	2	3
401(k) Plan corrective contribution	1	—
Fumigation related matters	91	—
Payments on fumigation related matters	(2)	—
Insurance reserve adjustment	23	—
Impairment of software and other related costs	1	—
Gain on sale of Merry Maids branches	(2)	(3)
Loss on extinguishment of debt	—	27
Call premium paid on retirement of debt	—	(23)
Deferred income tax provision	5	23
Stock-based compensation expense	7	5
Gain on sale of marketable securities	(3)	(6)
Other	3	4
Change in working capital, net of acquisitions:
Receivables	(18)	(31)
Inventories and other current assets	(20)	(3)
Accounts payable	34	35
Deferred revenue	24	28
Accrued liabilities	10	5
Accrued interest payable	—	(12)
Accrued restructuring charges	3	(3)
Current income taxes	(13)	29
Net Cash Provided from Operating Activities from Continuing Operations	244	220
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(31)	(20)
Sale of equipment and other assets	7	4
Business acquisitions, net of cash acquired	(73)	(19)
Increase in restricted cash	(95)	—
Purchases of available-for-sale securities	(2)	(5)
Sales and maturities of available-for-sale securities	48	27
Origination of notes receivable	(53)	(54)
Collections on notes receivable	48	46
Other investments	(3)	—
Net Cash Used for Investing Activities from Continuing Operations	(154)	(20)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	178
Payments of debt	(33)	(411)
Debt issuance costs paid	—	(2)
Repurchase of common stock	(17)	—
Issuance of common stock	5	13
Net Cash Used for Financing Activities from Continuing Operations	(45)	(223)
Cash Flows from Discontinued Operations:
Cash used for operating activities	—	(6)
Net Cash Used for Discontinued Operations	—	(6)
Effect of Exchange Rate Changes on Cash	1	—
Cash Increase (Decrease) During the Period	46	(28)
Cash and Cash Equivalents at End of Period	$342	$361

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

SERVICEMASTER GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

ServiceMaster Global Holdings, Inc. and its majority-owned subsidiary partnerships, limited liability companies and corporations (collectively, “ServiceMaster,” the “Company,” “we,” “us, and “our”) is a leading provider of essential residential and commercial services. The Company’s services include termite and pest control, home warranties, disaster restoration, janitorial, residential cleaning, on-site wood furniture and cabinet repair and home inspection. The Company provides these services through an extensive service network of company-owned, franchised and licensed locations operating primarily under the following leading brands: Terminix, American Home Shield, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec. All consolidated Company subsidiaries are wholly-owned. Intercompany transactions and balances have been eliminated.

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

Note 2. Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s 2015 Form 10-K. Other than the addition below, there have been no material changes to the significant accounting policies for the three and six months ended June 30, 2016.

Restricted Cash

Restricted cash consists of cash held in trust as collateral under the Company’s automobile, general liability and workers’ compensation insurance program.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” to require the recognition of the income tax effects of share-based awards in the income statement when the awards vest or are settled and the presentation of excess tax benefits as an operating activity on the statement of cash flows as part of the FASB’s simplification initiative. Under previous guidance, an entity generally recorded excess tax benefits and certain tax deficiencies in additional paid-in capital instead of through income tax expense or benefit in the income statement and presented excess tax benefits as a financing activity rather than an operating activity in the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. As allowed, the Company has elected to early adopt the amendments of ASU 2016-09. The adoption of ASU 2016-09 has been accounted for as a change in accounting principle prospectively for the income statement effect, as required, and retrospectively for the cash flow statement effect, as allowed. As a result of the implementation of ASU 2016-09, $10 million of excess tax benefits for the six months ended June 30, 2015 were retrospectively presented as an operating activity within the condensed consolidated statements of cash flows.

Note 3. Commitments and Contingencies

The Company carries insurance policies on insurable risks at levels that it believes to be appropriate, including workers’ compensation, automobile and general liability risks. The Company purchases insurance policies from third-party insurance carriers, which typically incorporate significant deductibles or self-insured retentions. The Company is responsible for all claims that fall below the retention limits, exceed our coverage limits or are otherwise not covered by our insurance policies. In determining the Company’s accrual for self-insured claims, the Company uses historical claims experience to establish both the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual include known claims, as well as incurred but not reported claims. The Company adjusts its estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

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

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2015	$114
Provision for self-insured claims(1)	44
Cash payments	(24)
Balance as of June 30, 2016	$133

Balance as of December 31, 2014	$104
Provision for self-insured claims	20
Cash payments	(14)
Balance as of June 30, 2015	$110

___________________________________

(1)

Includes a charge of $23 million recorded in the three and six months ended June 30, 2016 for an adjustment to the Company’s accrued self-insured claims related to automobile, general liability and workers’ compensation risks. The adjustment is based on the Company’s detailed annual assessment of this actuarially determined accrual, which the Company completes in the second quarter of each year. This adjustment relates to coverage periods of 2015 and prior.

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

In 2008, the Company amended its Profit Sharing and Retirement Plan, a tax qualified 401(k) defined contribution plan available to substantially all of its employees (the “401(k) Plan”), to implement a qualified automatic contribution arrangement (“QACA”) under the safe harbor provisions of the Internal Revenue Code of 1986, as amended (the “Code”). QACA plans, in general, require automatic enrollment of employees into the retirement plan absent an affirmative election that such employees do not wish to participate. Although the Company implemented processes to auto-enroll new hires after adopting the QACA plan in 2008, it discovered that it did not auto-enroll then existing employees who were not participating in the 401(k) Plan. In response, the Company implemented an auto-enrollment process for affected active employees, and it is preparing to submit to the IRS a voluntary correction proposal to remedy the issue for prior years. The Company’s current estimate of the cost of the correction ranges from $24 million to approximately $86 million. The Company has recorded in the condensed consolidated statement of operations and comprehensive income charges of $24 million, of which $1 million was recorded in the three and six months ended June 30, 2016. However, there can be no assurances as to the ultimate cost of the correction.

In addition to the matter discussed above and the fumigation related matters discussed below, in the ordinary course of conducting business activities, the Company and its subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured matters that are brought on an individual, collective, representative and class action basis, or other proceedings involving regulatory, employment, general and commercial liability, automobile liability, wage and hour, environmental and other matters. The Company has entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court or other approvals. If one or more of the Company’s settlements are not finally approved, the Company could have additional or different exposure, which could be material. Subject to the paragraphs below, the Company does not expect any of these proceedings to have a material effect on its reputation, business, financial position, results of operations or cash flows; however, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, financial position, results of operations and cash flows.

Fumigation Related Matters

On July 21, 2016, Terminix International USVI, LLC (“TMX USVI”) and The Terminix International Company Limited Partnership (“TMX LP”), each an indirect, wholly-owned subsidiary of the Company, entered into a Plea Agreement (the “Superseding Plea Agreement”) in connection with the investigation initiated by the United States Department of Justice Environmental Crimes Section (the “DOJ”) into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands. The Superseding Plea Agreement supersedes the previously disclosed initial Plea Agreement (the “Initial Plea Agreement”), dated March 29, 2015, which was rejected by the United States District Court of the U.S. Virgin Islands on the grounds that it was not satisfied with the assessment and distribution of the monetary sanctions set forth in the Initial Plea Agreement.  Under the Superseding Plea Agreement, TMX USVI agreed to pay a fine to be imposed by the court in the range of $800,000 to no more than $5 million, and TMX LP agreed to pay a fine to be imposed by the court in the range of $800,000 to no more than $3 million.  TMX USVI has also agreed to pay $1 million to the United States Environmental Protection Agency (the “EPA”) for costs incurred by the EPA for the response and clean-up of the affected units at the resort in St. John.  In addition, TMX LP has agreed to make a community service payment to the National Fish and Wildlife Foundation to be imposed by the court in the range of $500,000 to $2 million, depending on the level of the fine described above, for the purpose of engaging a third party to provide training to pesticide applicators in the U.S. Virgin Islands. Although the Superseding Plea Agreement sets forth ranges for the fines and community service giving the court discretion at sentencing, the DOJ has recommended that the court impose fines of $5 million on TMX USVI and $3 million on TMX LP and order TMX USVI to make a community service payment of $1 million and to pay $1 million to the EPA for its response and cleanup costs.  TMX LP and TMX USVI support the DOJ recommendation. Additionally, both TMX USVI and TMX LP agreed to a three-year probation period subject to special conditions of probation.

The Superseding Plea Agreement is subject to the approval of the United States District Court of the U.S. Virgin Islands at a hearing scheduled for August 25, 2016 and, if approved and upon compliance with the terms and conditions of the Superseding Plea Agreement, will resolve the federal criminal consequences associated with the DOJ investigation. While the Superseding Plea Agreement does not bind any other federal, state or local authority, the EPA has stated that it does not intend to initiate any administrative enforcement action or refer the matter to the DOJ for any civil enforcement action once the Superseding Plea Agreement is approved by the court.  The Company has previously recorded in the condensed consolidated statement of operations and comprehensive income total charges of $10 million in connection with the terms of the Superseding Plea Agreement.  The Superseding Plea Agreement and the payments thereunder do not resolve any civil or administrative claims for damages or other relief related to the U.S. Virgin Islands matter.

The Company has reached a tentative settlement agreement to settle all civil claims of the affected family related to the U.S. Virgin Islands matter.  The Company expects that, under the terms of the proposed settlement agreement, in addition to the amounts that the Company’s insurance carriers have agreed to pay to the family pursuant to our general liability insurance policies, the Company will pay an additional $87 million.  The settlement agreement will include customary release and confidentiality provisions and may require approval by a court.  No assurances can be given as to the timing of reaching a final settlement agreement or that the Company will be able to reach a final settlement agreement on the terms discussed above, or at all, or that necessary court approvals will be obtained.  In the three and six months ended June 30, 2016, the Company recorded within Fumigation related matters in the condensed consolidated statement of operations and comprehensive income a charge of $87 million in connection with the tentative settlement agreement.  In the six months ended June 30, 2015, the Company recorded within Cost of services rendered and products sold in the condensed consolidated statement of operations and comprehensive income a charge of $3 million related to the civil claims related to the U.S. Virgin Islands matter, which is an amount equal to the Company’s insurance deductible under its general liability insurance policies.

The amount and extent of any further potential penalties, fines, sanctions, costs and damages that the federal or other governmental authorities may yet impose, investigation or other costs and reputational harm, as well as the impact of any additional civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to the U.S. Virgin Islands matter, which could be material, is not currently known or reasonably estimable, and any such penalties, fines, sanctions, costs or damages would not be covered under the Company’s general liability insurance policies.

On September 15, 2015, a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, styled Carl Robert McCaughey, et al. v. Terminix International Company Limited Partnership, Sunland Pest Control Services, Inc., et al. (Case No. 32080796). The lawsuit alleges that fumigation of a Florida family’s residence by

Sunland, a subcontractor of Terminix, resulted in serious injuries to one of the family’s children, alleges claims for negligence and strict liability, and seeks an unspecified amount of monetary and punitive damages. The court has set a trial date in September 2016. The DOJ and other federal and state agencies are investigating the matter, and Sunland and two persons associated with Sunland have pled guilty in Federal court in connection therewith. The Company continues to cooperate fully with all relevant governmental authorities. In the six months ended June 30, 2016, the Company recorded within Cost of services rendered and products sold in the condensed consolidated statement of operations and comprehensive income a charge of $3 million in connection with civil claims related to the Palm Beach County, Florida matter, an amount equal to the Company’s insurance deductible under its general liability insurance policies, although no assurances can be given regarding the Company’s insurance coverage or recoveries in connection with such civil claims.  The amount and extent of any potential penalties, fines, sanctions, costs and damages that the federal or other governmental authorities may impose, investigation or other costs and reputational harm, as well as the impact of any civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to this incident, which could be material, is not currently known or reasonably estimable, and any such penalties, fines, sanctions, costs or damages may not be covered under the Company’s general liability insurance policies.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. There were no goodwill or trade name impairment charges recorded in the three and six months ended June 30, 2016 and 2015. There were no accumulated impairment losses recorded as of June 30, 2016. The table below summarizes the goodwill balances for continuing operations by reportable segment:

		American	Franchise
(In millions)	Terminix	Home Shield	Services Group	Total
Balance as of December 31, 2015	$1,567	$381	$182	$2,129
Acquisitions	17	42	—	60
Disposals	—	—	(6)	(6)
Impact of foreign exchange rates	1	—	1	2
Balance as of June 30, 2016	$1,585	$423	$176	$2,185

The table below summarizes the other intangible asset balances for continuing operations:

	As of June 30, 2016			As of December 31, 2015
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$1,608	$—	$1,608	$1,608	$—	$1,608
Customer relationships	594	(527)	67	571	(517)	53
Franchise agreements	88	(65)	23	88	(63)	25
Other	54	(39)	16	53	(36)	18
Total	$2,345	$(631)	$1,714	$2,320	$(616)	$1,704

___________________________________

(1)	Not subject to amortization.

For the existing intangible assets, the Company anticipates amortization expense for the remainder of 2016 and each of the next five years of $17 million, $24 million, $18 million, $13 million, $11 million and $7 million, respectively.

Note 5. Stock-Based Compensation

For the three months ended June 30, 2016 and 2015, the Company recognized stock-based compensation expense of $4 million ($2 million, net of tax) and $2 million ($2 million, net of tax), respectively. For the six months ended June 30, 2016 and 2015, the Company recognized stock-based compensation expenses of $7 million ($4 million, net of tax) and $5 million ($3 million, net of tax), respectively. As of June 30, 2016, there was $31 million of total unrecognized compensation costs related to non-vested stock options, restricted stock units (“RSUs”) and performance shares granted under the Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan (“MSIP”) and the Amended and Restated ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). These remaining costs are expected to be recognized over a weighted-average period of 2.46 years.

Note 6. Comprehensive Income

Comprehensive income, which primarily includes net income (loss), unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation gain (loss), is disclosed in the condensed consolidated statements of operations and comprehensive income.

The following tables summarize the activity in accumulated other comprehensive income (loss), net of the related tax effects.

		Unrealized
		Gains (Losses)
	Unrealized	on Available	Foreign
	Losses on	-for-Sale	Currency
(In millions)	Derivatives	Securities	Translation	Total
Balance as of December 31, 2015	$(7)	$2	$(15)	$(21)
Other comprehensive (loss) income before reclassifications:
Pre-tax amount	(4)	(1)	3	(2)
Tax benefit	(1)	—	—	(1)
After-tax amount	(3)	(1)	3	(1)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	3	(2)	—	2
Net current period other comprehensive income (loss)	1	(3)	3	1
Balance as of June 30, 2016	$(7)	$(1)	$(12)	$(20)

Balance as of December 31, 2014	$(6)	$6	$(8)	$(8)
Other comprehensive loss before reclassifications:
Pre-tax amount	(6)	—	(3)	(9)
Tax benefit	(2)	—	—	(2)
After-tax amount	(4)	—	(3)	(6)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	3	(4)	—	(1)
Net current period other comprehensive loss	(1)	(3)	(3)	(7)
Balance as of June 30, 2015	$(6)	$2	$(10)	$(15)

___________________________________

(1)	Amounts are net of tax. See reclassifications out of accumulated other comprehensive income (loss) below for further details.

Reclassifications out of accumulated other comprehensive income (loss) included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended		Six Months Ended		Condensed Consolidated Statements of
	June 30,		June 30,		Operations and Comprehensive Income
(In millions)	2016	2015	2016	2015	Location
Losses on derivatives:
Fuel swap contracts	$(1)	$(1)	$(2)	$(3)	Cost of services rendered and products sold
Interest rate swap contracts	(2)	(2)	(3)	(2)	Interest expense
Net losses on derivatives	(2)	(3)	(5)	(5)
Impact of income taxes	1	1	2	2	Provision for income taxes
Total reclassifications related to derivatives	$(1)	$(2)	$(3)	$(3)
Gains on available-for-sale securities	$3	$6	$3	$6	Interest and net investment income
Impact of income taxes	(1)	(2)	(1)	(2)	Provision for income taxes
Total reclassifications related to securities	$2	$4	$2	$4
Total reclassifications for the period	$—	$2	$(2)	$1

Note 7. Supplemental Cash Flow Information

Supplemental information relating to the condensed consolidated statements of cash flows is presented in the following table:

	Six Months Ended
	June 30,
(In millions)	2016	2015
Cash paid for or (received from):
Interest expense	$70	$93
Interest and dividend income	(1)	(1)
Income taxes, net of refunds	37	6

The Company acquired $29 million and $9 million of property and equipment through capital leases and other non-cash  financing transactions in the six months ended June 30, 2016 and 2015, respectively, which have been excluded from the condensed consolidated statements of cash flows as non-cash investing and financing activities.

In the six months ended June 30, 2016 and 2015, the Company converted certain company-owned Merry Maids branches to franchises for a total purchase price of $8 million and $6 million, respectively. In the six months ended June 30, 2016 and 2015, the Company received cash of $6 million and $4 million, respectively, and provided financing of $2 million. These financed amounts have been excluded from the condensed consolidated statements of cash flows as non-cash investing activities.

Note 8. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the condensed consolidated statements of financial position. As of June 30, 2016 and December 31, 2015, the Company’s investments consisted primarily of treasury bills (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross unrealized gains and losses of the Company’s short- and long-term investments in Debt and Equity securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
Available-for-sale securities, June 30, 2016:
Debt securities	$22	$—	$—	$22
Equity securities	13	—	(1)	12
Total securities	$35	$—	$(1)	$34
Available-for-sale securities, December 31, 2015:
Debt securities	$60	$1	$—	$60
Equity securities	18	3	—	21
Total securities	$78	$4	$(1)	$81

There were no unrealized losses which had been in a loss position for more than one year as of June 30, 2016 and December 31, 2015. The aggregate fair value of the investments with unrealized losses was $15 million and $23 million as of June 30, 2016 and December 31, 2015, respectively.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The table below summarizes proceeds and gross realized gains resulting from sales of available-for-sale securities. There were no gross realized losses resulting from sales of available-for-sale securities or impairment charges due to other than temporary declines in the value of certain investments for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Proceeds from sale of securities	$42	$20	$42	$20
Gross realized gains, pre-tax	4	6	4	6
Gross realized gains, net of tax	2	4	2	4

Note 9. Long-Term Debt

Long-term debt is summarized in the following table:

	As of	As of
	June 30,	December 31,
(In millions)	2016	2015
Senior secured term loan facility maturing in 2021(1)	$2,328	$2,336
Revolving credit facility maturing in 2019	—	—
7.10% notes maturing in 2018(2)	76	75
7.45% notes maturing in 2027(2)	165	164
7.25% notes maturing in 2038(2)	65	65
Vehicle capital leases(3)	67	47
Other	73	65
Less current portion	(60)	(54)
Total long-term debt	$2,714	$2,698

___________________________________

(1)

As of June 30, 2016 and December 31, 2015, presented net of $19 million and $21 million, respectively, in unamortized debt issuance costs and $15 million and $17 million, respectively, in unamortized original issue discount paid.

(2)

As of June 30, 2016 and December 31, 2015, collectively presented net of $51 million and $53 million, respectively, of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

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

Refinancing of Indebtedness

On February 17, 2015, the Company redeemed $190 million in aggregate principal amount of its outstanding 8% senior notes due 2020 (the “8% 2020 Notes”) at a redemption price of 106.0% of the principal amount using available cash. In connection with the partial redemption, the Company recorded a loss on extinguishment of debt of $13 million in the first quarter of 2015, which included a pre-payment premium of $11 million and the write-off of $2 million of debt issuance costs.

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

On August 17, 2015, the Company entered into a second amendment (the “Second Term Loan Amendment”) which amends the agreement governing the Credit Facilities. The Second Term Loan Amendment provides for incremental term loans (the “August Incremental Term Loans”) in an aggregate principal amount of $400 million. On August 17, 2015, the Company used the net proceeds from the August Incremental Term Loans, together with cash on hand, to redeem the remaining outstanding $488 million in aggregate principal amount of the 7% senior notes due 2020 (the “7% 2020 Notes”) (together with the 8% 2020 Notes, the “2020 Notes”) at a redemption price of 105.25% of the principal amount. In connection with the redemption, the Company recorded a loss on extinguishment of debt of $31 million in the third quarter of 2015, which included a pre-payment premium of $25 million and the write-off of $6 million of debt issuance costs

Interest Rate Swaps

Interest rate swap agreements in effect as of June 30, 2016 are as follows:

Trade Date	Effective Date	Expiration Date	Notional Amount	Fixed Rate(1)	Floating Rate
July 23, 2014	August 1, 2014	July 31, 2018	$300,000	1.786%	One month LIBOR
July 23, 2014	March 1, 2015	July 31, 2018	$400,000	1.927%	One month LIBOR

___________________________________

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

On June 27, 2016, the Company acquired OneGuard Home Warranties (“OneGuard”) for a total purchase price of $65 million.  The Company recorded goodwill of $42 million and other intangibles, primarily customer relationships, of $23 million related to this acquisition. As of June 30, 2016, the purchase price allocation for this acquisition has not been finalized. In particular, the Company is still evaluating the fair value of certain intangible assets. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments will be recorded during the measurement period in 2016.

During the six months ended June 30, 2016, the Company completed several pest control and termite acquisitions. The total purchase price for these acquisitions was $23  million. The Company recorded goodwill of $17 million and other intangibles of $3 million related to these acquisitions.

During the six months ended June 30, 2015, the Company completed several pest control and termite acquisitions. The total purchase price for these acquisitions was $23 million. The Company recorded goodwill of $16 million and other intangibles, primarily customer relationships, of $6 million related to these acquisitions.

Supplemental cash flow information regarding the Company’s acquisitions is as follows:

	Six Months Ended
	June 30,
(In millions)	2016	2015
Assets acquired	$88	$23
Liabilities assumed	—	—
Net assets acquired	$88	$23

Net cash paid	$73	$19
Seller financed debt	15	4
Purchase price	$88	$23

Note 11. Income Taxes

As of June 30, 2016 and December 31, 2015, the Company had $18 million and $16 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). Based on information currently available, it is reasonably possible that over the next 12 month period unrecognized tax benefits may decrease by $6 million as the result of settlements of ongoing audits, statute of limitation expirations or final settlements of uncertain tax positions in multiple jurisdictions.

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

The effective tax rate on income from continuing operations was 31.0 percent and 38.7 percent for the three months ended June 30, 2016 and 2015, respectively. The effective tax rate on income from continuing operations for the three months ended June 30, 2016 was primarily affected by excess tax benefits for share-based awards and the release of a valuation allowance recorded discretely during the quarter. The effective tax rate on income from continuing operations for the three months ended June 30, 2015 was primarily affected by various discrete events, including an adjustment to deferred state taxes resulting from changes in state apportionment factors.

The effective tax rate on income from continuing operations was 35.4 percent and 38.2 percent for the six months ended June 30, 2016 and 2015, respectively. The effective tax rate on income from continuing operations for the six months ended June 30, 2016 was primarily affected by excess tax benefits for share-based awards and the release of a valuation allowance recorded discretely during the quarter. The effective tax rate on income from continuing operations for the six months ended June 30, 2015 was primarily affected by various discrete events, including an adjustment to deferred state taxes resulting from changes in state apportionment factors.

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

The Company uses Reportable Segment Adjusted EBITDA as its measure of segment profitability. Accordingly, the CODM evaluates performance and allocates resources based primarily on Reportable Segment Adjusted EBITDA. Reportable Segment Adjusted EBITDA is defined as net income before: unallocated corporate expenses; loss from discontinued operations, net of income taxes; provision for income taxes; loss on extinguishment of debt; interest expense; depreciation and amortization expense; 401(k) Plan corrective contribution; fumigation related matters; insurance reserve adjustment; non-cash stock-based compensation expense; restructuring charges; gain on sale of Merry Maids branches; non-cash impairment of software and other related costs; and other non-operating expenses. The Company’s definition of Reportable Segment Adjusted EBITDA may not be calculated or comparable to similarly titled measures of other companies. The Company believes Reportable Segment Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives and equity-based, long-term incentive plans.

Information for continuing operations for each reportable segment and Corporate is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Revenue:
Terminix	$414	$395	$778	$731
American Home Shield	282	261	477	436
Franchise Services Group	50	60	99	120
Reportable Segment Revenue	$747	$716	$1,354	$1,286
Corporate	1	1	1	1
Total Revenue	$747	$716	$1,355	$1,288
Reportable Segment Adjusted EBITDA:(1)
Terminix	$112	$101	$207	$190
American Home Shield	72	71	90	100
Franchise Services Group	19	20	37	39
Reportable Segment Adjusted EBITDA	$203	$192	$334	$328

___________________________________

(1)	Presented below is a reconciliation of Reportable Segment Adjusted EBITDA to Net Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Reportable Segment Adjusted EBITDA:
Terminix	$112	$101	$207	$190
American Home Shield	72	71	90	100
Franchise Services Group	19	20	37	39
Reportable Segment Adjusted EBITDA	$203	$192	$334	$328
Unallocated corporate expenses	$—	$(1)	$(3)	$(5)
Depreciation and amortization expense	(22)	(24)	(43)	(48)
401(k) Plan corrective contribution	(1)	—	(1)	—
Fumigation related matters (1)	(88)	—	(91)	—
Insurance reserve adjustment (2)	(23)	—	(23)	—
Non-cash stock-based compensation expense	(4)	(2)	(7)	(5)
Restructuring charges	(4)	—	(5)	(2)
Gain on sale of Merry Maids branches	—	2	2	3
Non-cash impairment of software and other related costs	(1)	—	(1)	—
Loss from discontinued operations, net of income taxes	—	—	—	(1)
Provision for income taxes	(7)	(42)	(30)	(59)
Loss on extinguishment of debt	—	(14)	—	(27)
Interest expense	(38)	(42)	(76)	(88)
Other non-operating expenses	—	(1)	—	(3)
Net Income	$16	$67	$54	$94

___________________________________

(1)

Represents costs related to the fumigation related matters described in Note 3 to the condensed consolidated financial statements.  We exclude these charges from Adjusted EBITDA because we believe they do not reflect our on-going operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(2)

Represents an adjustment to the Company’s accrued self-insured claims related to automobile, general liability and workers’ compensation risks. The adjustment is based on the Company’s detailed annual assessment of this actuarially determined accrual, which the Company completes in the second quarter of each year. This adjustment relates to coverage periods of 2015 and prior. We have excluded this discrete second quarter adjustment from Adjusted EBITDA because we believe it does not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability. In each of the first quarter periods of 2016 and 2015, adjustments to accrued self-insured claims related to this insurance program of $4 million were recorded as charges in total Adjusted EBITDA. There were no similar adjustments recorded as charges in total Adjusted EBITDA in either of the second quarter periods of 2016 and 2015.

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

Under this transition services agreement, the Company recorded $2 million and $7 million in the three months ended June 30, 2016 and 2015, respectively, and $4 and $15 million in the six months ended June 30, 2016 and 2015, respectively, of fees from New TruGreen, which is included as a reduction in Selling and administrative expenses in the condensed consolidated statement of operations and comprehensive income. As of June 30, 2016, all amounts owed by New TruGreen under this agreement have been paid.

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

Note 14. Fair Value Measurements

The period-end carrying amounts of cash and cash equivalents, receivables, restricted cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net of tax as a component of accumulated other comprehensive income (loss) on the condensed consolidated statements of financial position, or, for certain unrealized losses, reported in interest and net investment income in the condensed consolidated statements of operations and comprehensive income if the decline in value is other than temporary. The carrying amount of total debt was $2,774 million and $2,752 million and the estimated fair value was $2,851 million and $2,813 million as of June 30, 2016 and December 31, 2015, respectively. The fair value of the Company’s debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of June 30, 2016 and December 31, 2015.

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

The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the six month periods ended June 30, 2016 and 2015.

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2016:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$7	$7	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	26	26	—	—
Fuel swap contracts:
Current	Prepaid expenses and other assets	1	—	—	1
Noncurrent	Other assets	1	—	—	1
Total financial assets		$36	$34	$—	$2
Financial Liabilities:
Fuel swap contracts	Other accrued liabilities	$1	$—	$—	$1
Interest rate swap contracts	Other long-term liabilities	11	—	11	—
Total financial liabilities		$13	$—	$11	$1
As of December 31, 2015:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$8	$8	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	73	38	35	—
Total financial assets		$81	$46	$35	$—
Financial Liabilities:
Fuel swap contracts	Other accrued liabilities	$4	$—	$—	$4
Interest rate swap contracts	Other long-term liabilities	8	—	8	—
Total financial liabilities		$12	$—	$8	$4

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

	Fuel Swap
	Contract
	Assets
(In millions)	(Liabilities)	Location of Gain (Loss) included in Earnings
Balance as of December 31, 2015	$(4)
Total (losses) gains (realized and unrealized)
Included in earnings	(2)	Cost of services rendered and products sold
Included in other comprehensive income	4
Settlements	2
Balance as of June 30, 2016	$1

Balance as of December 31, 2014	$(6)
Total (losses) gains (realized and unrealized)
Included in earnings	(3)	Cost of services rendered and products sold
Included in other comprehensive income	3
Settlements	3
Balance as of June 30, 2015	$(3)

The following tables present information relating to the significant unobservable inputs of the Company’s Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of June 30, 2016:
Fuel swap contracts	$1	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.10 - $2.66	$2.29
As of December 31, 2015:
Fuel swap contracts	$(4)	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$1.91 - $2.55	$2.22

___________________________________

(1)	Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

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

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the six months ended June 30, 2016. As of June 30, 2016, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $30 million, maturing through 2017. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of June 30, 2016, the Company had posted $2 million in letters of credit as collateral under its fuel hedging program, which were issued under the Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income (loss). These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. See Note 6 to the condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in accumulated other comprehensive income (loss) and for the amounts reclassified out of accumulated other comprehensive income (loss) and into earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income (loss) expected to be recognized in earnings is a loss of $4 million, net of tax, as of June 30, 2016. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

A reconciliation of the amounts included in the computation of basic earnings per share from continuing operations and diluted earnings per share from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2016	2015	2016	2015
Income from continuing operations	$16	$67	$54	$95
Weighted-average common shares outstanding	135.5	134.9	135.6	134.7
Effect of dilutive securities:
RSUs	0.2	0.2	0.2	0.2
Stock options(1)	1.9	1.4	2.0	1.4
Weighted-average common shares outstanding—assuming dilution	137.7	136.5	137.7	136.3
Basic earnings per share from continuing operations	$0.11	$0.50	$0.40	$0.71
Diluted earnings per share from continuing operations	$0.11	$0.49	$0.40	$0.70

___________________________________

(1)

Options to purchase 0.9 million and 0.4 million shares for the three months ended June 30, 2016 and 2015, respectively, and 0.9 million and 0.4 shares for the six months ended June 30, 2016 and 2015, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

Key Business Metrics

We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of the continuing operations of our businesses. These metrics include:

•	revenue,
•	operating expenses,
•	net income (loss),
•	earnings (loss) per share,
•	Adjusted EBITDA,
•	organic revenue growth,
•	customer retention rates, and
•	customer counts growth.

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

Adjusted EBITDA. We evaluate performance and allocate resources based primarily on Adjusted EBITDA. We define Adjusted EBITDA as net income before: loss from discontinued operations, net of income taxes; provision for income taxes; loss on extinguishment of debt; interest expense; depreciation and amortization expense; 401(k) Plan corrective contribution; fumigation related matters; insurance reserve adjustment; non-cash impairment of software and other related costs; non-cash stock-based compensation expense; restructuring charges; gain on sale of Merry Maids branches; and other non-operating expenses. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives and equity-based, long-term incentive plans.

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

Franchises

Franchises are important to the Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. Total profits from our franchised operations were $21 million and $19 million for the three months ended June 30, 2016 and 2015, respectively, and $39 million and $36 million for the six months ended June 30, 2016 and 2015, respectively. Nearly all of the franchise fees received by our Franchise Services Group segment are derived from the ServiceMaster Restore, ServiceMaster Clean and Merry Maids businesses. Franchise fees from our Terminix franchisees represented less than one percent of Terminix revenue for the three and six months ended June 30, 2016. We evaluate the performance of our franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. Franchise agreements entered into in the course of these businesses are generally for a term of five to 10 years. The majority of these franchise agreements are renewed prior to expiration. Internationally, we have license agreements, whereby licensees provide services under our brand names that would ordinarily be provided by franchisees in the United States. The majority of international licenses are for 10‑year terms.

 Results of Operations

	Three Months Ended		Increase
	June 30,		(Decrease)	% of Revenue
(In millions)	2016	2015	2016 vs. 2015	2016	2015
Revenue	$747	$716	4%	100%	100%
Cost of services rendered and products sold	379	365	4	51	51
Selling and administrative expenses	187	182	3	25	25
Amortization expense	8	12	(33)	1	2
401(k) Plan corrective contribution	1	—	*	—	—
Fumigation related matters	88	—	*	12	—
Insurance reserve adjustment	23	—	*	3	—
Impairment of software and other related costs	1	—	*	—	—
Restructuring charges	4	—	*	1	—
Gain on sale of Merry Maids branches	—	(2)	*	—	—
Interest expense	38	42	(10)	5	6
Interest and net investment income	(4)	(7)	(43)	(1)	(1)
Loss on extinguishment of debt	—	14	*	—	2
Income from Continuing Operations before Income Taxes	23	109	(79)	3	15
Provision for income taxes	7	42	(83)	1	6
Income from Continuing Operations	16	67	(76)	2	9
Loss from discontinued operations, net of income taxes	—	—	—	—	—
Net Income	$16	$67	(76)%	2%	9%

	Six Months Ended		Increase
	June 30,		(Decrease)	% of Revenue

(In millions)	2016	2015	2016 vs. 2015	2016	2015
Revenue	$1,355	$1,288	5%	100%	100%
Cost of services rendered and products sold	704	668	5	52	52
Selling and administrative expenses	360	334	8	27	26
Amortization expense	16	25	(36)	1	2
401(k) Plan corrective contribution	1	—	*	—	—
Fumigation related matters	91	—	*	7	—
Insurance reserve adjustment	23	—	*	2	—
Impairment of software and other related costs	1	—	*	—	—
Restructuring charges	5	2	*	—	—
Gain on sale of Merry Maids branches	(2)	(3)	*	—	—
Interest expense	76	88	(14)	6	7
Interest and net investment income	(4)	(7)	(43)	—	(1)
Loss on extinguishment of debt	—	27	*	—	2
Income from Continuing Operations before Income Taxes	85	154	(45)	6	12
Provision for income taxes	30	59	(49)	2	5
Income from Continuing Operations	54	95	(43)	4	7
Loss from discontinued operations, net of income taxes	—	(1)	*	—	—
Net Income	$54	$94	(43)%	4%	7%

_________________________________

*     not meaningful

Revenue

We reported revenue of $747 million and $716 million for the three months ended June 30, 2016 and 2015, respectively, and revenue of $1,355 million and $1,288 million for the six months ended June 30, 2016 and 2015, respectively. A summary of changes in revenue for each of our reportable segments and Corporate is included in the table below. See “—Segment Review” for a discussion of the drivers of the year-over-year changes.

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended June 30, 2015	$395	$261	$60	$1	$716
Pest Control(1)	21	—	—	—	21
Termite and Other Services(2)	—	—	—	—	—
Home Warranties	—	21	—	—	21
Franchise-Related Revenue	—	—	(1)	—	(1)
Sale of Merry Maids branches(3)	—	—	(9)	—	(9)
Other	(2)	—	—	—	(2)
Three Months Ended June 30, 2016	$414	$282	$50	$1	$747

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Six Months Ended June 30, 2015	$731	$436	$120	$1	$1,288
Pest Control (1)	43	—	—	—	43
Termite and Other Services(2)	2	—	—	—	2
Home Warranties	—	41	—	—	41
Franchise-Related Revenue	—	—	(4)	—	(4)
Sale of Merry Maids branches(3)	—	—	(17)	—	(17)
Other	2	—	—	—	2
Six Months Ended June 30, 2016	$778	$477	$99	$1	$1,355

_________________________________

(1)	Includes growth from acquisitions of approximately $16 million and $33 million for the three and six months ended June 30, 2016, respectively.
(2)

Includes wildlife exclusion, crawl space encapsulation and attic insulation products which are managed as a component of our termite line of business.  Includes growth from acquisitions of approximately $1 million and $3 million for the three and six months ended June 30, 2016, respectively.

(3)

Includes a $10 million and $18 million reduction in revenue from company-owned branches, offset, in part, by a $1 million and $1 million increase in royalty fees as a result of the conversion of certain company-owned Merry Maids branches to franchises (the “branch conversions”) for the three and six months ended June 30, 2016, respectively.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $379 million and $365 million for the three months ended June 30, 2016 and 2015, respectively,  and $704 million and $668 million for the six months ended June 30, 2016 and 2015, respectively. The following table provides a summary of changes in cost of services rendered and products sold for each of our reportable segments and Corporate:

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended June 30, 2015	$208	$130	$27	$—	$365
Impact of change in revenue	10	8	1	—	19
Contract claims	—	4	—	—	4
Sale of Merry Maids branches	—	—	(7)	—	(7)
Other	(1)	—	—	—	(1)
Three Months Ended June 30, 2016	$217	$142	$21	$—	$379

The increase in contract claims cost at American Home Shield was driven by normal inflationary pressure on the underlying costs of repairs.

We realized a reduction in cost of sales of $7 million in the Franchise Services Group as a result of the branch conversions.

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Six Months Ended June 30, 2015	$388	$220	$55	$4	$668
Impact of change in revenue	23	15	—	—	38
Contract claims	—	14	—	—	14
Sale of Merry Maids branches	—	—	(14)	—	(14)
Other	—	(2)	—	—	(2)
Six Months Ended June 30, 2016	$411	$247	$41	$4	$704

The increase in contract claims cost at American Home Shield was driven by the increase in the average cost per service request associated with appliance repairs we experienced in the first quarter and normal inflationary pressure on the underlying costs of repairs.

We realized a reduction in cost of sales of $14 million in the Franchise Services Group as a result of the branch conversions.

Selling and Administrative Expenses

We reported selling and administrative expenses of $187 million and $182 million for the three months ended June 30, 2016 and 2015, respectively, and $360 million and $334 million for the six months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016 and 2015, selling and administrative expenses comprised general and administrative expenses of $69 million and $65 million, respectively, and selling and marketing expenses of $118 million and $117 million, respectively. For the six months ended June 30, 2016 and 2015, selling and administrative expenses comprised general and administrative expenses of $144 million and $131 million, respectively, and selling and marketing expenses of $216 million and $203 million, respectively. The following table provides a summary of changes in selling and administrative expenses for each of our reportable segments and Corporate:

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended June 30, 2015	$93	$68	$14	$7	$182
Sales and marketing costs	(1)	3	—	—	2
Technology costs	4	2	—	—	6
Customer service costs	—	1	—	—	1
Sale of Merry Maids branches	—	—	(1)	—	(1)
Cost reduction initiatives	—	—	(2)	—	(2)
Stock-based compensation expense	—	—	—	1	1
Secondary offering expenses	—	—	—	(1)	(1)
Other	(2)	—	—	1	(1)
Three Months Ended June 30, 2016	$94	$74	$11	$8	$187

The increase in sales and marketing costs at American Home Shield was primarily driven by an increase in sales commissions and a change in the timing of marketing spend within the year. The increase in customer service costs at American Home Shield was due to higher labor costs resulting from an acceleration of pre-season hiring and training in preparation for the high-volume summer season.

We realized a reduction in selling and administrative expenses of $1 million in the Franchise Services Group as a result of the branch conversions.

The increase in technology costs was primarily due to an acceleration of investments to transform our customers’ experiences through technology.

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Six Months Ended June 30, 2015	$168	$125	$27	$14	$334
Sales and marketing costs	—	13	—	—	13
Technology costs	8	4	—	—	12
Customer service costs	—	3	—	—	3
Sale of Merry Maids branches	—	—	(2)	—	(2)
Cost reduction initiatives	—	—	(3)	—	(3)
Stock-based compensation expense	—	—	—	3	3
Secondary offering expenses	—	—	—	(3)	(3)
Other	—	2	—	1	3
Six Months Ended June 30, 2016	$176	$147	$22	$15	$360

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

We realized a reduction in selling and administrative expenses of $2 million in the Franchise Services Group as a result of the branch conversions.

The increase in technology costs was primarily due to an acceleration of investments to transform our customers’ experiences through technology.

Amortization Expense

Amortization expense was $8 million and $12 million in the three months ended June, 2016 and 2015, respectively, and $16 million and $25 million in the six months ended June 30, 2016 and 2015, respectively. The decrease is a result of certain finite-lived intangible assets recorded in connection with the merger transaction by which the Company was taken private in 2007 being fully amortized.

401(k) Plan Corrective Contribution

We recorded a charge of $1 million in the three and six months ended June 30, 2016 related to the 401(k) Plan. See Note 3 to the condensed consolidated financial statements for more details. There were no 401(k) Plan corrective contribution charges recorded in the three and six months ended June 30, 2015.

Fumigation Related Matters

We recorded charges of $88 and $91 million in the three and six months ended June 30, 2016 for fumigation related matters.  See Note 3 to the condensed consolidated financial statements for more details.

Insurance Reserve Adjustment

We recorded a charge of $23 million in the three and six months ended June 30, 2016 for an adjustment to the Company’s accrued self-insured claims related to automobile, general liability and workers’ compensation risks. The adjustment is based on the Company’s detailed annual assessment of this actuarially determined accrual, which the Company completes in the second quarter of each year. This adjustment relates to coverage periods of 2015 and prior.

Impairment of Software and Other Related Costs

We recorded an impairment charge of $1 million in the three and six months ended June 30, 2016 relating to our decision to replace certain software pursuant to our ServSmart initiative. There were no impairments of software and other related costs recorded in the three and six months ended June 30, 2015.

Restructuring Charges

We incurred restructuring charges of $4 million in the three months ended June 30, 2016 and $5 million and $2 million in the six months ended June 30, 2016 and 2015, respectively. There were no restructuring charges recorded in the three months ended June 30, 2015. Restructuring charges were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Terminix(1)	$3	$—	$3	$1
Franchise Services Group(2)	—	—	—	1
Corporate(3)	1	—	2	—
Total restructuring charges	$4	$—	$5	$2
(1)

For the three and six months ended June 30, 2016, these charges included $2 million of lease termination costs and $1 million of severance primarily related to the decision to consolidate the stand-alone operations of a previously acquired business with those of the Terminix branch organization. For the six months ended June 30, 2015, these charges included lease termination and severance costs related to Terminix’s branch optimization program.

(2)	For the six months ended June 30, 2015, these charges included severance costs related to the reorganization of Franchise Services Group.
(3)

Represents restructuring charges related to an initiative to enhance capabilities and reduce costs in the Company’s headquarters functions that provide Company-wide administrative services for our operations. For the three and six months ended June 30, 2016, these charges included professional fees of $1 million and $2 million, respectively.

Gain on Sale of Merry Maids Branches

We recorded a gain of $2 million in the three months ended June 30, 2015 and $2 million and $3 million in the six months ended June 30, 2016 and 2015, respectively, associated with the branch conversions. There was no gain recorded in the three months ended June 30, 2016.

Interest Expense

Interest expense was $38 million and $42 million for the three months ended June 30, 2016 and 2015, respectively, and $76 million and $88 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in interest expense was driven by the redemption of the 2020 Notes in 2015, offset, in part, by additional borrowings under the April and August Incremental Term Loans. See Note 9 to the condensed consolidated financial statements for more details.

Interest and Net Investment Income

Interest and net investment income was $4 million and $7 million for the three months ended June 30, 2016 and 2015, respectively, and $4 million and $7 million for the six month periods ended June 30, 2016 and 2015, and comprised net investment gains and interest and dividend income realized on the American Home Shield investment portfolio and interest income on other cash balances.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $14 million and $27 million was recorded in the three and six months ended June 30, 2015, respectively, related to the redemptions of the 8% 2020 Notes on February 17, 2015 and April 1, 2015. See Note 9 to the condensed consolidated financial statements for more details. There were no debt extinguishments in the three and six months ended June 30, 2016.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes was $23 million and $109 million for the three months ended June 30, 2016 and 2015, respectively, and $85 million and $154 million for six months ended June 30, 2016 and 2015, respectively. The change in income from continuing operations before income taxes primarily reflects the net effect of year-over-year changes in the following items:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In millions)	2016 vs. 2015	2016 vs. 2015
Reportable segments and Corporate(1)	$12	$6
Interest expense(2)	4	12
Loss on extinguishment of debt(3)	14	27
Insurance reserve adjustment(4)	(23)	(23)
Fumigation related matters (5)	(88)	(91)
Other(6)	(5)	—
Decrease in income from continuing operations before income taxes	$(86)	$(69)

___________________________________

(1)	Represents the net change in Adjusted EBITDA as described in “—Segment Review.”
(2)	Represents the net change in interest expense as described in “—Interest Expense.”
(3)	Represents the $14 million and $27 million loss on extinguishment of debt recorded in the three and six months ended June 30, 2015, respectively, as described in “—Loss on Extinguishment of Debt.”
(4)	Represents the $23 million insurance reserve adjustment recorded in the three and six months ended June 30, 2016 as described in “—Insurance Reserve Adjustment.”
(5)	Represents the $88 million and $91 million charges for fumigation related matters recorded in the three and six months ended June 30, 2016 as described in “—Fumigation Related Matters.”
(6)

Primarily represents the net change in 401(k) Plan corrective contribution, impairment of software and other related costs, restructuring charges, gain on sale of Merry Maids branches, stock-based compensation, depreciation and amortization.

Provision for Income Taxes

The effective tax rate on income from continuing operations was 31.0 percent and 38.7 percent for the three months ended June 30, 2016 and 2015, respectively. The effective tax rate on income from continuing operations for the three months ended June 30, 2016 was primarily affected by excess tax benefits for share-based awards and the release of a valuation allowance recorded discretely during the quarter. The effective tax rate on income from continuing operations for the three months ended June 30, 2015 was primarily affected by various discrete events, including an adjustment to deferred state taxes resulting from changes in state apportionment factors.

The effective tax rate on income from continuing operations was 35.4 percent and 38.2 percent for the six months ended June 30, 2016 and 2015, respectively. The effective tax rate on income from continuing operations for the six months ended June 30, 2016 was primarily affected by excess tax benefits for share-based awards and the release of a valuation allowance recorded discretely during the quarter. The effective tax rate on income from continuing operations for the six months ended June 30, 2015 was primarily affected by various discrete events, including an adjustment to deferred state taxes resulting from changes in state apportionment factors.

Net Income

Net income was $16 million and $67 million for the three months ended June 30, 2016 and 2015, respectively. The $51 million reduction was driven by an  $86 million decrease in income from continuing operations before income taxes, offset, in part, by a $35 million decrease in the provision for income taxes.

Net income was $54 million and $94 million for the six months ended June 30, 2016 and 2015, respectively. The $40 million reduction was driven by a $69 million decrease in income from continuing operations before income taxes, offset, in part, by a $29 million decrease in the provision for income taxes.

Segment Review

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the notes to the condensed consolidated financial statements included in this report.

Revenue and Adjusted EBITDA by reportable segment and for Corporate are as follows:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
(In millions)	2016	2015	(Decrease)	2016	2015	(Decrease)
Revenue:
Terminix	$414	$395	5%	$778	$731	6%
American Home Shield	282	261	8	477	436	9
Franchise Services Group	50	60	(17)	99	120	(18)
Corporate	1	1	*	1	1	*
Total Revenue:	$747	$716	4%	$1,355	$1,288	5%
Adjusted EBITDA:(1)
Terminix	$112	$101	11%	$207	$190	9%
American Home Shield	72	71	1	90	100	(10)
Franchise Services Group	19	20	(5)	37	39	(5)
Reportable Segment Adjusted EBITDA	203	192	6	334	328	2
Corporate(2)	—	(1)	*	(3)	(5)	*
Total Adjusted EBITDA	$203	$191	6%	$330	$324	2%

___________________________________

(1)	See Note 12 for our definition of Adjusted EBITDA and a reconciliation of Reportable Segment Adjusted EBITDA to net income.

(2)	Represents unallocated corporate expenses.

Terminix Segment

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a five percent increase in revenue and an 11 percent increase in Adjusted EBITDA for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Revenue

Revenue by service line is as follows:

	Three Months Ended
	June 30,

(In millions)	2016	2015	Growth		Acquired		Organic
Pest Control	$226	$205	$21	10%	$16	8%	$5	2%
Termite and Other Services	168	168	—	—%	1	1%	(1)	(1)%
Other	20	22	(2)	(9)%	—	—%	(2)	(9)%
Total revenue	$414	$395	$19	5%	$17	4%	$2	1%

Pest control revenue increased ten percent,  reflecting  improved price realization, the impact of the acquisition of Alterra Pest Control, LLC (“Alterra”) on November 10, 2015 and growth in mosquito and bed bug services.

Termite revenue, including the wildlife exclusion, crawl space encapsulation and attic insulation products, which are managed as a component of our termite line of business, was comparable to prior year. Termite renewal revenue comprised 48 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Termite revenue reflects an increase in traditional termite sales, offset, by lower price realization driven by targeted offerings of bundled services.  Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended June 30, 2015	$101
Impact of change in revenue	10
Marketing costs	1
Technology costs	(4)
Other	4
Three Months Ended June 30, 2016	$112

The increase in technology costs was primarily due to an acceleration of investments to transform our customers’ experiences through technology.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The Terminix segment reported a six percent increase in revenue and a nine percent increase in Adjusted EBITDA for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Revenue

Revenue by service line is as follows:

	Six Months Ended
	June 30,

(In millions)	2016	2015	Growth		Acquired		Organic
Pest Control	$432	$389	$43	11%	$33	8%	$10	3%
Termite and Other Services	311	309	2	1%	3	1%	(1)	—%
Other	35	33	2	6%	—	—%	2	6%
Total revenue	$778	$731	$47	6%	$36	5%	$11	2%

Pest control revenue increased 11 percent, reflecting improved price realization, the impact of the Altera acquisition and growth in mosquito and bed bug services.

Termite revenue, including the wildlife exclusion, crawl space encapsulation and attic insulation products which are managed as a component of our termite line of business, increased one percent. Termite renewal revenue comprised 52 percent of total termite revenue, while the remainder consisted of termite new unit revenue. The increase in termite revenue reflects an increase in traditional termite sales, offset, in part, by lower price realization driven by targeted offerings of bundled services and a decrease in sales of attic insulation.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Six Months Ended June 30, 2015	$190
Impact of change in revenue	25
Technology costs	(8)
Six Months Ended June 30, 2016	$207

The increase in technology costs was primarily due to an acceleration of investments to transform our customers’ experiences through technology.

American Home Shield Segment

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The American Home Shield segment, which provides home warranties for household systems and appliances, reported an eight percent increase in revenue and a one percent increase in Adjusted EBITDA for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

The growth in renewable customer counts and customer retention are presented below.

	As of June 30,
	2016(1)	2015
Growth in Home Warranties	10%	7%
Customer Retention Rate	76%	75%
(1)

As of June 30, 2016, excluding the OneGuard accounts acquired on June 27, 2016, the growth in home warranties was 7 percent, and, excluding all OneGuard accounts, the customer retention rate for our American Home Shield segment was 75 percent.

Revenue

The revenue results reflect an increase in new unit sales, improved price realization and a favorable product mix.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended June 30, 2015	$71
Impact of change in revenue	13
Contract claims	(4)
Sales and marketing costs	(3)
Customer service costs	(1)
Technology costs	(2)
Interest and net investment income	(3)
Other	1
Three Months Ended June 30, 2016	$72

The increase in contract claims cost was driven by normal inflationary pressure on the underlying costs of repairs.

The increase in sales and marketing costs was primarily driven by an increase in sales commissions and a change in the timing of marketing spend within the year.

The increase in customer service costs was due to higher labor costs resulting from an acceleration of pre-season hiring and training in preparation for the high-volume summer season.

The increase in technology costs was primarily due to an acceleration of investments to improve our customers’ experiences through technology.

In the three months ended June 30, 2016 and 2015, the segment’s Adjusted EBITDA included interest and net investment income from the American Home Shield investment portfolio of $4 million and $7 million, respectively.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The American Home Shield segment reported a nine percent increase in revenue and a ten percent decrease in Adjusted EBITDA for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Revenue

The revenue results reflect an increase in new unit sales, improved price realization and a favorable product mix.

Adjusted EBITDA

The following table provides summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Six Months Ended June 30, 2015	$100
Impact of change in revenue	26
Contract claims	(14)
Sales and marketing costs	(13)
Customer service costs	(3)
Technology costs	(4)
Interest and net investment income	(3)
Other	1
Six Months Ended June 30, 2016	$90

The increase in contract claims cost was driven by the increase in the average cost per service request associated with appliance repairs we experienced in the first quarter and normal inflationary pressure on the underlying costs of repairs.

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

The increase in technology costs was primarily due to an acceleration of investments to improve our customers’ experiences through technology.

In the six months ended June 30, 2016 and 2015, the segment’s Adjusted EBITDA included interest and net investment income from the American Home Shield investment portfolio of $4 million and $7 million, respectively.

Franchise Services Group Segment

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The Franchise Services Group segment, which consists of the ServiceMaster Restore (disaster restoration), ServiceMaster Clean (janitorial), Merry Maids (residential cleaning), Furniture Medic (on-site wood furniture and cabinet repair) and AmeriSpec (home inspection) businesses, reported a 17 percent decrease in revenue and a five percent decrease in Adjusted EBITDA for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Revenue

Revenue by service line is as follows:

	Three Months Ended		% of
	June 30,		Revenue
(In millions)	2016	2015	2016
Royalty Fees	$30	$31	60%
Company-Owned Merry Maids Branches	2	12	4
Janitorial National Accounts	11	10	22
Sales of Products	4	4	7
Other	3	3	7
Total revenue	$50	$60	100%

The  $10 million decline in revenue from company-owned Merry Maids branches was attributable to the branch conversions. The increase in janitorial national accounts was driven by increased sales activity. The decrease in royalty fees was primarily driven by lower disaster restoration services.

In 2014, we began converting company-owned Merry Maids branches to franchises. We expect the branch conversions completed through June 30, 2016, as well as further branch conversions expected during the third quarter of 2016, to result in further decreases in revenues from company-owned Merry Maids branches, which we expect will be offset, in part, by modest increases in royalty fees. During the six months ended June 30, 2016, we converted 25 company-owned Merry Maids branches to franchises. As of June 30, 2016, there were four company-owned Merry Maids branches remaining.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended June 30, 2015	$20
Impact of change in revenue	(2)
Sale of Merry Maids branches	(1)
Cost reduction initiatives	2
Three Months Ended June 30, 2016	$19

We realized a reduction in Adjusted EBITDA of $1 million as a result of the branch conversions.

Six Months Ended June 30, 2016 Compared to Six Months June 30, 2015

The Franchise Services Group segment reported an 18 percent decrease in revenue and a five percent decrease in Adjusted EBITDA for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Revenue

Revenue by service line as follows:

	Six Months Ended		% of
	June 30,		Revenue
(In millions)	2016	2015	2016
Royalty Fees	$58	$58	59%
Company-Owned Merry Maids Branches	6	25	6
Janitorial National Accounts	21	20	22
Sales of Products	7	9	7
Other	7	8	7
Total revenue	$99	$120	100%

Approximately $18 million of the decline in revenue from company-owned Merry Maids branches was attributable to the branch conversions with the remainder of the decline attributable to a decrease in new unit sales. The increase in revenue from janitorial national accounts was driven by increased sales activity. The decrease in sales of products was driven by lower franchisee demand.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Six Months Ended June 30, 2015	$39
Impact of change in revenue	(3)
Sale of Merry Maids branches	(2)
Cost reduction initiatives	3
Six Months Ended June 30, 2016	$37

We realized a reduction in Adjusted EBITDA of $2 million as a result of the branch conversions.

Corporate

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Adjusted EBITDA for Corporate for the three months ended June 30, 2016 increased $1 million compared to the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Adjusted EBITDA for Corporate for the six months ended June 30, 2016 increased $2 million compared to the six months ended June 30, 2015. Each of the six month periods ended June 30, 2016 and 2015 include increased reserves in our automobile, general liability and workers’ compensation insurance program of $4 million.  The six months ended June 30, 2016 were impacted by a charge of $3 million in connection with civil claims related to an incident at a family’s residence in Palm Beach County, Florida, and the six months ended June 30, 2015 were impacted by a charge of $3 million in connection with civil claims related to an incident at a resort in St. John in the U.S. Virgin Islands. Each of the $3 million charges are amounts equal to our insurance deductibles under our general liability insurance program.

Liquidity and Capital Resources

Liquidity

We are highly leveraged, and a substantial portion of our liquidity needs are due to service requirements on our significant indebtedness. The agreements governing the Credit Facilities contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of June 30, 2016, we were in compliance with the covenants under the agreements that were in effect on such date.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under our credit facilities. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. Cash and short- and long-term marketable securities totaled $376 million as of June 30, 2016, compared with $377 million as of December 31, 2015. As of June 30, 2016, there were $33 million of letters of credit outstanding and $267 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts.

On February 23, 2016, our board of directors authorized a three-year share repurchase program, under which we may repurchase up to $300 million of outstanding shares of our common stock. As of June 30, 2016, we have purchased $17 million of outstanding shares, which is included in treasury stock on the condensed consolidated statements of financial position. We expect to fund all share repurchases from net cash provided from operating activities.

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

As of June 30, 2016, we had posted $31 million in letters of credit, which were issued under the Revolving Credit Facility, and $95 million of cash, which is included in Restricted cash on the condensed consolidated statements of financial position, as collateral under our automobile, general liability and workers’ compensation insurance program. This amount is not related to the payments to be made in connection with the U.S. Virgin Islands matter. We may from time to time change the amount of cash or marketable securities used to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program.  The amount of cash or marketable securities utilized to satisfy these collateral requirements will depend on the relative cost of the issuance of letters of credit under the Revolving Credit Facility and our cash position.  Any change in cash or marketable securities used as collateral would result is a corresponding change in our available borrowing capacity under the Revolving Credit Facility.

Additionally, under the terms of our fuel swap contracts, we are required to post collateral in the event the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the agreement with the counterparty. As of June 30, 2016, the estimated fair value of our fuel swap contracts was a net asset of $1 million, and we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were also issued under the Revolving Credit Facility. The continued use of letters of credit for this purpose in the future could limit our ability to post letters of credit for other purposes and could limit our borrowing availability under the Revolving Credit Facility. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

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

The Company has reached a tentative settlement agreement to settle all civil claims of the affected family related to the U.S. Virgin Islands matter pursuant to which the Company expects to pay $87 million before the end of 2016.  The Company has also entered the Superseding Plea Agreement to settle all federal criminal consequences related to the U.S. Virgin Islands matter pursuant to which the Company will pay approximately $10 million. See note 3 to the condensed consolidated financial statements for more details.  We expect to fund the payments under these agreements from net cash provided from operating activities.

The Company is preparing to submit to the IRS a voluntary correction proposal to remedy an administrative error related to its Profit Sharing and Retirement Plan. The Company’s current estimate of the cost of the correction ranges from $24 million to approximately $86 million. We expect to fund the corrective contribution from net cash provided from operating activities.

Fleet and Equipment Financing Arrangements

We have entered into the Fleet Agreement which, among other things, allows us to obtain fleet vehicles through a leasing program. We expect to fulfill substantially all of our vehicle fleet needs through the leasing program under the Fleet Agreement. For the six months ended June 30, 2016, we acquired $29 million of vehicles through the leasing program under the Fleet Agreement. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement.

Additionally, a portion of our property and equipment is leased through programs outside the scope of the Fleet Agreement. For the three months ended June 30, 2016, there were no acquisitions of property and equipment through these incremental leasing programs, which are treated as capital leases for accounting purposes. We anticipate new lease financings, including the Fleet Agreement and incremental leasing programs, for the full year 2016 will range from approximately $50 million to $60 million.

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

Furthermore, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payments of ordinary and extraordinary dividends by our home warranty and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of June 30, 2016, the total net assets subject to these third-party restrictions was $167 million. We expect that such limitations will be in effect for the remainder of 2016. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

We consider undistributed earnings of our foreign subsidiaries as of June 30, 2016 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $19 million and $17 million as of June 30, 2016 and December 31, 2015, respectively. We have not repatriated, nor do we anticipate the need to repatriate, funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized in the following table.

	Six Months Ended
	June 30,
(In millions)	2016	2015
Net cash provided from (used for):
Operating activities	$244	$220
Investing activities	(154)	(20)
Financing activities	(45)	(223)
Discontinued operations	—	(6)
Effect of exchange rate changes on cash	1	—
Cash increase (decrease) during the period	$46	$(28)

Operating Activities

Net cash provided from operating activities from continuing operations increased $24 million to $244 million for the six months ended June 30, 2016 compared to $220 million for the six months ended June 30, 2015.

Net cash provided from operating activities for the six months ended June 30, 2016 comprised $227 million in earnings adjusted for non-cash charges and a $19 million decrease in cash required for working capital (a $29 million decrease excluding the working capital impact of accrued interest, restructuring and taxes), offset, in part, by $2 million in payments related to fumigation matters. For the six months ended June 30, 2016, working capital requirements were favorably impacted by seasonal activity, offset, in part, by incentive compensation payments related to 2015 performance and timing of income tax payments.

Net cash provided from operating activities for the six months ended June 30, 2015 comprised $195 million in earnings adjusted for non-cash charges and a $48 million decrease in cash required for working capital (a $34 million decrease excluding the working capital impact of accrued interest, restructuring and taxes), offset, in part, by $23 million in payments for the call premium paid on the retirement of debt. For the six months ended June 30, 2015, working capital requirements were favorably impacted by seasonal activity and the timing of income tax payments, offset, in part, by incentive compensation payments related to 2014 performance.

Investing Activities

Net cash used for investing activities from continuing operations was $154 million for the six months ended June 30, 2016 compared to $20 million for the six months ended June 30, 2015.

Capital expenditures increased to $31 million for the six months ended June 30, 2016 from $20 million in the six months ended June 30, 2015 and included recurring capital needs and information technology projects. We anticipate capital expenditures for the full year 2016 will range from approximately $50 million to $60 million, reflecting recurring capital needs and the continuation of investments in information systems and productivity enhancing technology. We expect to fulfill our ongoing vehicle fleet needs through vehicle capital leases. We have no additional material capital commitments at this time.

Proceeds from the sale of equipment and other assets was $7 million and $4 million for the six months ended June 30, 2016 and 2015, respectively, primarily driven by the branch conversions at Merry Maids. The branches were sold for a total purchase price of $8 million and $6 million for which we received cash of $6 million and $4 million and provided financing of $2 million and $2 million in the six months ended June 30, 2016 and 2015, respectively. We expect to complete the branch conversions in the third quarter of 2016.

Cash payments for acquisitions for the six months ended June 30, 2016 totaled $73 million, compared with $19 million for the six months ended June 30, 2015. On June 27, 2016, we acquired OneGuard Home Warranties for $65 million consisting of cash consideration of $55 million and deferred payments of $10 million.  Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. We expect to continue our tuck-in acquisition program at Terminix and to periodically evaluate other strategic acquisitions.

The increase in restricted cash of $95 million represents cash held in trust as collateral under our automobile, general liability and workers’ compensation insurance program.

Cash flows from purchases, sales and maturities of securities, net, for the six months ended June 30, 2016 and 2015 totaled $47 million and $22 million, respectively, and were driven by the maturity and sale of marketable securities at American Home Shield.

Cash flows used for notes receivable, net, for the six months ended June 30, 2016 and 2015 totaled $5 million and $7 million, respectively, and were a result of a net increase in financing provided by SMAC to our franchisees and retail customers of our operating units.

Financing Activities

Net cash used for financing activities from continuing operations was $45 million for the six months ended June 30, 2016 compared to $223 million for the six months ended June 30, 2015.

During the six months ended June 30, 2016, we made scheduled principal payments on long-term debt of $33 million and repurchased $17 million of common stock.  Additionally, we received $5 million from the issuance of common stock.

During the six months ended June 30, 2015, we borrowed an incremental $178 million, made scheduled principal payments on long-term debt of $21 million, redeemed $390 million in aggregate principal amount of the 8% 2020 Notes at a redemption price of 106.0% of the principal amount using available cash and Incremental Term Loans and paid $2 million in debt issuance costs. Additionally, we received $13 million from the issuance of common stock during the six months ended June 30, 2015.

Contractual Obligations

Our 2015 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2015. We continue to make the contractually required payments, and, therefore, the 2016 obligations and commitments as listed in our 2015 Form 10-K have been reduced by the required payments. On June 3, 2016, we entered into an office lease agreement with Peabody Place Centre GP that will result in the relocation of our headquarters to the former Peabody Place mall in downtown Memphis.  Rent payments are expected to commence on January 1, 2020 with a lease term of 15 years. The lease agreement contains a termination right to cancel the lease 10 years after the commencement of rent payments.  As such, this agreement resulted in future non-cancelable base operating lease payments of $4 million in 2020 and $40 million in the years thereafter (2021-2029).

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any significant off-balance sheet arrangements.

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

Regulatory Matters

On July 21, 2016, TMX USVI and TMX LP, each an indirect, wholly-owned subsidiary of the Company, entered into the Superseding Plea Agreement in connection with the investigation initiated by the DOJ into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands. The Superseding Plea Agreement supersedes the previously disclosed Initial Plea Agreement, dated March 29, 2015, which was rejected by the United States District Court of the U.S. Virgin Islands on the grounds that it was not satisfied with the assessment and distribution of the monetary sanctions set forth in the Initial Plea Agreement.  Under the Superseding Plea Agreement, TMX USVI agreed to pay a fine to be imposed by the court in the range of $800,000 to no more than $5 million, and TMX LP agreed to pay a fine to be imposed by the court in the range of $800,000 to no more than $3 million.  TMX USVI has also agreed to pay $1 million to the EPA for costs incurred by the EPA for the response and clean-up of the affected units at the resort in St. John.  In addition, TMX LP has agreed to make a community service payment to the National Fish and Wildlife Foundation to be imposed by the court in the range of $500,000 to $2 million, depending on the level of the fine described above, for the purpose of engaging a third party to provide training to pesticide applicators in the U.S. Virgin Islands. Although the Superseding Plea Agreement sets forth ranges for the fines and community service giving the court discretion at sentencing, the DOJ has recommended that the court impose fines of $5 million on TMX USVI and $3 million on TMX LP and order TMX USVI to make a community service payment of $1 million and to pay $1 million to the EPA for its response and cleanup costs.  TMX LP and TMX USVI support the DOJ recommendation.  Additionally, both TMX USVI and TMX LP agreed to a three-year probation period subject to special conditions of probation.

The Superseding Plea Agreement is subject to the approval of the United States District Court of the U.S. Virgin Islands at a hearing scheduled for August 25, 2016 and, if approved and upon compliance with the terms and conditions of the Superseding Plea Agreement, will resolve the federal criminal consequences associated with the DOJ investigation. While the Superseding Plea Agreement does not bind any other federal, state or local authority, the EPA has stated that it does not intend to initiate any administrative enforcement action or refer the matter to the DOJ for any civil enforcement action once the Superseding Plea Agreement is approved by the court.  We had previously recorded in the condensed consolidated statement of operations and comprehensive income total charges of $10 million in connection with the terms of the Superseding Plea Agreement.  The Superseding Plea Agreement and the payments thereunder do not resolve any civil or administrative claims for damages or other relief related to the U.S. Virgin Islands matter.

We have reached a tentative settlement agreement to settle all civil claims of the affected family related to the U.S. Virgin Islands matter.  We expect that, under the terms of the proposed settlement agreement, in addition to the amounts that our insurance carriers have agreed to pay to the family pursuant to our general liability insurance policies, we will pay an additional $87 million.  The settlement agreement will include customary release and confidentiality provisions and may require approval by a court.  No assurances can be given as to the timing of reaching a final settlement agreement or that we will be able to reach a final settlement agreement on the terms discussed above, or at all, or that necessary court approvals will be obtained.  In the three and six months ended June 30, 2016, we recorded within Fumigation related matters in the condensed consolidated statement of operations and comprehensive income a charge of $87 million in connection with the tentative settlement agreement.  In the six months ended June 30, 2015, we recorded within Cost of services rendered and products sold in the condensed consolidated statement of operations and comprehensive income a charge of $3 million related to the civil claims related to the U.S. Virgin Islands matter, which is an amount equal to our insurance deductible under our general liability insurance policies.

The amount and extent of any further potential penalties, fines, sanctions, costs and damages that the federal or other governmental authorities may yet impose, investigation or other costs and reputational harm, as well as the impact of any additional civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to the U.S. Virgin Islands matter, which could be material, is not currently known or reasonably estimable, and any such penalties, fines, sanctions, costs or damages would not be covered under our general liability insurance policies.

On September 15, 2015, a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, styled Carl Robert McCaughey, et al. v. Terminix International Company Limited Partnership, Sunland Pest Control Services, Inc., et al. (Case No. 32080796). The lawsuit alleges that fumigation of a Florida family’s residence by Sunland, a subcontractor of Terminix, resulted in serious injuries to one of the family’s children, alleges claims for negligence and strict liability, and seeks an unspecified amount of monetary and punitive damages. The court has set a trial date in September 2016. The DOJ and other federal and state agencies are investigating the matter, and Sunland and two persons associated with Sunland have pled guilty in Federal court in connection therewith. We continue to cooperate fully with all relevant governmental authorities. In the six months ended June 30, 2016, we recorded within Cost of services rendered and products sold in the condensed consolidated statement of operations and comprehensive income a charge of $3 million in connection with civil claims related to the Palm Beach County, Florida matter, an amount equal to our insurance deductible under our general liability insurance policies, although no assurances can be given regarding our insurance coverage or recoveries in connection with such civil claims.  The amount and extent of any potential penalties, fines, sanctions, costs and damages that the federal or other governmental authorities may impose, investigation or other costs and reputational harm, as well as the impact of any civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to this incident, which could be material, is not currently known or reasonably estimable, and any such penalties, fines, sanctions, costs or damages may not be covered under our general liability insurance policies.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, could cause actual results and outcomes to differ from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•	lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•	resolution of fumigation related matters;
•	the 401(k) Plan corrective contribution and other employee benefit plan compliance issues;
•	compliance with, or violation of, environmental, health and safety laws and regulations;
•	weakening general economic conditions, especially as they may affect home sales, unemployment and consumer confidence or spending levels;
•	our ability to successfully implement our business strategies;
•	adverse credit and financial markets impeding access, increasing financing costs or causing our customers to incur liquidity issues leading to some of our services not being purchased or cancelled;
•	cyber security breaches, disruptions or failures in our information technology systems and our failure to protect the security of personal information about our customers;
•	our ability to attract and retain key personnel, including our ability to attract, retain and maintain positive relations with trained workers and third-party contractors;
•	increase in prices for fuel and raw materials, and in minimum wage levels;

•	changes in the source and intensity of competition in our market segments;
•	adverse weather conditions;
•	our franchisees, subcontractors, third-party distributors and vendors taking actions that harm our business;
•	changes in our services or products;
•	our ability to protect our intellectual property and other material proprietary rights;
•	negative reputational and financial impacts resulting from future acquisitions or strategic transactions;
•	laws and governmental regulations increasing our legal and regulatory expenses;
•	increases in interest rates increasing the cost of servicing our substantial indebtedness;
•	increased borrowing costs due to lowering or withdrawal of the ratings, outlook or watch assigned to our debt securities;
•	restrictions contained in our debt agreements;
•	our ability to refinance all or a portion of our indebtedness or obtain additional financing; and
•	other factors described in this report and from time to time in documents that we file with the SEC.

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

Interest Rate Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. In our opinion, the market risk associated with debt obligations and other significant instruments as of June 30, 2016 has not materially changed from December 31, 2015 (see Item 7A of the 2015 Form 10-K).

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 12 million gallons of fuel in 2016. As of June 30, 2016, a ten percent change in fuel prices would result in a change of approximately $3  million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of June 30, 2016, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $30 million, maturing through 2017. The estimated fair value of these contracts as of June 30, 2016 was a net asset of $1 million. These fuel swap contracts provide a fixed price for approximately 64 percent and 77 percent of our estimated fuel usage for the remainder of 2016 and 2017, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer, Robert J. Gillette, and Senior Vice President and Chief Financial Officer, Alan J. M. Haughie, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Gillette and Haughie have concluded that both the design and operation of our disclosure controls and procedures were effective as of June 30, 2016.

Changes in internal control over financial reporting

No changes in our internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 21, 2016, TMX USVI and TMX LP, each an indirect, wholly-owned subsidiary of the Company, entered into the Superseding Plea Agreement in connection with the investigation initiated by the DOJ into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands. The Superseding Plea Agreement supersedes the previously disclosed Initial Plea Agreement, dated March 29, 2015, which was rejected by the United States District Court of the U.S. Virgin Islands on the grounds that it was not satisfied with the assessment and distribution of the monetary sanctions set forth in the Initial Plea Agreement.  Under the Superseding Plea Agreement, TMX USVI agreed to pay a fine to be imposed by the court in the range of $800,000 to no more than $5 million, and TMX LP agreed to pay a fine to be imposed by the court in the range of $800,000 to no more than $3 million.  TMX USVI has also agreed to pay $1 million to the EPA for costs incurred by the EPA for the response and clean-up of the affected units at the resort in St. John.  In addition, TMX LP has agreed to make a community service payment to the National Fish and Wildlife Foundation to be imposed by the court in the range of $500,000 to $2 million, depending on the level of the fine described above, for the purpose of engaging a third party to provide training to pesticide applicators in the U.S. Virgin Islands. Although the Superseding Plea Agreement sets forth ranges for the fines and community service giving the court discretion at sentencing, the DOJ has recommended that the court impose fines of $5 million on TMX USVI and $3 million on TMX LP and order TMX USVI to make a community service payment of $1 million and to pay $1 million to the EPA for its response and cleanup costs.  TMX LP and TMX USVI support the DOJ recommendation.  Additionally, both TMX USVI and TMX LP agreed to a three-year probation period subject to special conditions of probation.

The Superseding Plea Agreement is subject to the approval of the United States District Court of the U.S. Virgin Islands at a hearing scheduled for August 25, 2016 and, if approved and upon compliance with the terms and conditions of the Superseding Plea Agreement, will resolve the federal criminal consequences associated with the DOJ investigation. While the Superseding Plea Agreement does not bind any other federal, state or local authority, the EPA has stated that it does not intend to initiate any administrative enforcement action or refer the matter to the DOJ for any civil enforcement action once the Superseding Plea Agreement is approved by the court.  We had previously recorded in the condensed consolidated statement of operations and comprehensive income total charges of $10 million in connection with the terms of the Superseding Plea Agreement.  The Superseding Plea Agreement and the payments thereunder do not resolve any civil or administrative claims for damages or other relief related to the U.S. Virgin Islands matter.

We have reached a tentative settlement agreement to settle all civil claims of the affected family related to the U.S. Virgin Islands matter.  We expect that, under the terms of the proposed settlement agreement, in addition to the amounts that our insurance carriers have agreed to pay to the family pursuant to our general liability insurance policies, we will pay an additional $87 million.  The settlement agreement will include customary release and confidentiality provisions and may require approval by a court.  No assurances can be given as to the timing of reaching a final settlement agreement or that we will be able to reach a final settlement agreement on the terms discussed above, or at all, or that necessary court approvals will be obtained.  In the three and six months ended June 30, 2016, we recorded within Fumigation related matters in the condensed consolidated statement of operations and comprehensive income a charge of $87 million in connection with the tentative settlement agreement.  In the six months ended June 30, 2015, we recorded within Cost of services rendered and products sold in the condensed consolidated statement of operations and comprehensive income a charge of $3 million related to the civil claims related to the U.S. Virgin Islands matter, which is an amount equal to our insurance deductible under our general liability insurance policies.

The amount and extent of any further potential penalties, fines, sanctions, costs and damages that the federal or other governmental authorities may yet impose, investigation or other costs and reputational harm, as well as the impact of any additional civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to the U.S. Virgin Islands matter, which could be material, is not currently known or reasonably estimable, and any such penalties, fines, sanctions, costs or damages would not be covered under our general liability insurance policies.

On September 15, 2015, a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, styled Carl Robert McCaughey, et al. v. Terminix International Company Limited Partnership, Sunland Pest Control Services, Inc., et al. (Case No. 32080796). The lawsuit alleges that fumigation of a Florida family’s residence by Sunland, a subcontractor of Terminix, resulted in serious injuries to one of the family’s children, alleges claims for negligence and strict liability, and seeks an unspecified amount of monetary and punitive damages. The court has set a trial date in September 2016. The DOJ and other federal and state agencies are investigating the matter, and Sunland and two persons associated with Sunland have pled guilty in Federal court in connection therewith. We continue to cooperate fully with all relevant governmental authorities. In the six months ended June 30, 2016, we recorded within Cost of services rendered and products sold in the condensed consolidated statement of operations and comprehensive income a charge of $3 million in connection with civil claims related to the Palm Beach County, Florida matter, an amount equal to our insurance deductible under our general liability insurance policies, although no assurances can be given regarding our insurance coverage or recoveries in connection with such civil claims.  The amount and extent of any potential penalties, fines, sanctions, costs and damages that the federal or other governmental authorities may impose, investigation or other costs and reputational harm, as well as the impact of any civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to this incident, which could be material, is not currently known or reasonably estimable, and any such penalties, fines, sanctions, costs or damages may not be covered under our general liability insurance policies.

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

ITEM 1A. RISK FACTORS

We discuss in our 2015 Form 10-K and our other filings with the SEC various risks that may materially affect our business. There have been no material changes to the risk factors disclosed in the 2015 Form 10-K, except that we have provided updates with respect to certain fumigation related matters in “Part II. Item 1. Legal Proceedings” above. The materialization of any risks and identified in Forward-Looking Statements contained in this report, together with those previously disclosed in the 2015 Form 10-K and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Information Regarding Forward-Looking Statements” above.

ITEM 2.  UNREGISTERED SALES OF REGISTERED SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

On February 23, 2016, our board of directors authorized a three-year share repurchase program, under which we may repurchase up to $300 million of outstanding shares of our common stock. We expect to fund all share repurchases from net cash provided from operating activities. The share repurchase program is part of our capital allocation strategy that focuses on sustainable growth and maximizing shareholder value.

Issuer Purchases of Equity Securities

			Total number of	Maximum dollar value
			shares purchased as	of shares that may yet
			part of publicly	be purchased under
	Total number of	Average price	announced plans or	the plans or programs
Period	shares purchased(1)	paid per share	programs	(in millions)
April 1, 2016 through April 30, 2016	—	$—	—	$300
May 1, 2016 through May 31, 2016	461,174	36.04	461,174	283
June 1, 2016 through June 30, 2016	—	—	—	283
Total	461,174	$36.04	461,174	$283

___________________________________

(1) All shares were acquired as part of our share repurchase program.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1#	Superseding Plea Agreement entered into on July 21, 2016 by The Terminix International Company Limited Partnership and Terminix International USVI, LLC.

10.2#	Schedule of Signatories to a Director Indemnification Agreement.

31.1#	Certification of Chief Executive Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase

101.DEF#	XBRL Taxonomy Extension Definition Linkbase

101.LAB#	XBRL Taxonomy Extension Label Linkbase

101.PRE#	XBRL Extension Presentation Linkbase

___________________________________

# Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2016

SERVICEMASTER GLOBAL HOLDINGS, INC.
(Registrant)

By:	/s/ Alan J. M. Haughie
Alan J. M. Haughie
Senior Vice President and Chief Financial Officer (Principal Financial Officer)