Form 10-Q
period 2016-09-30
SERVICEMASTER GLOBAL HOLDINGS INC
filed 2016-10-28
CIK 1428875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of October 21, 2016:  134,757,904  shares of common stock, par value $0.01 per share

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$758	$706	$2,113	$1,993
Cost of services rendered and products sold	400	368	1,104	1,036
Selling and administrative expenses	185	178	546	512
Amortization expense	8	7	24	31
401(k) Plan corrective contribution	—	—	1	—
Fumigation related matters (Note 3)	1	—	92	—
Insurance reserve adjustment	—	—	23	—
Impairment of software and other related costs	—	—	1	—
Restructuring charges	8	2	13	4
Gain on sale of Merry Maids branches	—	(3)	(2)	(5)
Interest expense	39	41	115	128
Interest and net investment income	(1)	—	(5)	(8)
Loss on extinguishment of debt	—	31	—	58
Income from Continuing Operations before Income Taxes	116	83	200	237
Provision for income taxes	46	32	76	91
Income from Continuing Operations	70	50	124	145
Loss from discontinued operations, net of income taxes	—	(1)	—	(2)
Net Income	$70	$49	$124	$144
Total Comprehensive Income	$71	$42	$126	$130
Weighted-average common shares outstanding - Basic	135.1	135.2	135.4	134.9
Weighted-average common shares outstanding - Diluted	137.1	136.8	137.5	136.5
Basic Earnings Per Share:
Income from Continuing Operations	$0.52	$0.37	$0.92	$1.08
Loss from discontinued operations, net of income taxes	—	(0.01)	—	(0.01)
Net Income	0.52	0.37	0.91	1.07
Diluted Earnings Per Share:
Income from Continuing Operations	$0.51	$0.37	$0.90	$1.07
Loss from discontinued operations, net of income taxes	—	(0.01)	—	(0.01)
Net Income	0.51	0.36	0.90	1.05

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except per share data)

	As of	As of
	September 30,	December 31,
	2016	2015
Assets:
Current Assets:
Cash and cash equivalents	$230	$296
Marketable securities	26	24
Receivables, less allowances of $25 and $23, respectively	576	487
Inventories	38	40
Prepaid expenses and other assets	102	54
Deferred customer acquisition costs	34	32
Total Current Assets	1,006	933
Other Assets:
Property and equipment, net	204	160
Goodwill	2,216	2,129
Intangible assets, primarily trade names, service marks and trademarks, net	1,700	1,704
Restricted cash	95	—
Notes receivable	36	32
Long-term marketable securities	14	57
Other assets	47	83
Total Assets	$5,319	$5,098
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$119	$110
Accrued liabilities:
Payroll and related expenses	60	64
Self-insured claims and related expenses	160	106
Accrued interest payable	3	10
Other	57	59
Deferred revenue	608	552
Current portion of long-term debt	64	54
Total Current Liabilities	1,071	955
Long-Term Debt	2,721	2,698
Other Long-Term Liabilities:
Deferred taxes	697	687
Other long-term obligations, primarily self-insured claims	193	213
Total Other Long-Term Liabilities	890	901
Commitments and Contingencies
Shareholders' Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 143,789,569 shares issued and 134,707,904 outstanding at September 30, 2016 and 143,170,897 shares issued and 135,511,176 outstanding at December 31, 2015)	2	2
Additional paid-in capital	2,264	2,245
Accumulated deficit	(1,436)	(1,560)
Accumulated other comprehensive loss	(19)	(21)
Less common stock held in treasury, at cost (9,081,665 shares at September 30, 2016 and 7,659,721 shares at December 31, 2015)	(174)	(122)
Total Shareholders' Equity	637	545
Total Liabilities and Shareholders' Equity	$5,319	$5,098

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

      Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2016	2015
Cash and Cash Equivalents at Beginning of Period	$296	$389
Cash Flows from Operating Activities from Continuing Operations:
Net Income	124	144
Adjustments to reconcile net income to net cash provided from operating activities:
Loss from discontinued operations, net of income taxes	—	2
Depreciation expense	43	35
Amortization expense	24	31
Amortization of debt issuance costs	3	4
401(k) Plan corrective contribution	1	—
Fumigation related matters	92	—
Payments on fumigation related matters	(90)	—
Insurance reserve adjustment	23	—
Impairment of software and other related costs	1	—
Gain on sale of Merry Maids branches	(2)	(5)
Loss on extinguishment of debt	—	58
Deferred income tax provision	12	41
Stock-based compensation expense	10	8
Gain on sale of marketable securities	(3)	(6)
Other	5	6
Change in working capital, net of acquisitions:
Receivables	(81)	(77)
Inventories and other current assets	(9)	3
Accounts payable	18	29
Deferred revenue	40	35
Accrued liabilities	(5)	5
Accrued interest payable	(6)	(31)
Accrued restructuring charges	6	(2)
Current income taxes	6	12
Net Cash Provided from Operating Activities from Continuing Operations	215	290
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(45)	(30)
Sale of equipment and other assets	7	9
Business acquisitions, net of cash acquired	(86)	(31)
Increase in restricted cash	(95)	—
Purchases of available-for-sale securities	(6)	(5)
Sales and maturities of available-for-sale securities	48	30
Origination of notes receivable	(78)	(77)
Collections on notes receivable	73	69
Other investments	(3)	—
Net Cash Used for Investing Activities from Continuing Operations	(185)	(34)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	578
Payments of debt	(50)	(911)
Discount paid on issuance of debt	—	(2)
Debt issuance costs paid	—	(5)
Call premium paid on retirement of debt	—	(49)
Repurchase of common stock	(52)	—
Issuance of common stock	6	14
Net Cash Used for Financing Activities from Continuing Operations	(97)	(375)
Cash Flows from Discontinued Operations:
Cash used for operating activities	—	(9)
Net Cash Used for Discontinued Operations	—	(9)
Effect of Exchange Rate Changes on Cash	—	(1)
Cash Decrease During the Period	(67)	(129)
Cash and Cash Equivalents at End of Period	$230	$260

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

SERVICEMASTER GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

ServiceMaster Global Holdings, Inc. and its majority-owned subsidiary partnerships, limited liability companies and corporations (collectively, “ServiceMaster,” the “Company,” “we,” “us, and “our”) is a leading provider of essential residential and commercial services. The Company’s services include termite and pest control, home warranties, disaster restoration, janitorial, residential cleaning, on-site cabinet and wood furniture repair and home inspection. The Company provides these services through an extensive service network of company-owned, franchised and licensed locations operating primarily under the following leading brands: Terminix, American Home Shield, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec. All consolidated Company subsidiaries are wholly-owned. Intercompany transactions and balances have been eliminated.

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

Note 2. Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s 2015 Form 10-K. Other than the addition below, there have been no material changes to the significant accounting policies for the three and nine months ended September 30, 2016.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” to require the recognition of the income tax effects of share-based awards in the income statement when the awards vest or are settled and the presentation of excess tax benefits as an operating activity on the statement of cash flows as part of the FASB’s simplification initiative. Under previous guidance, an entity generally recorded excess tax benefits and certain tax deficiencies in additional paid-in capital instead of through income tax expense or benefit in the income statement and presented excess tax benefits as a financing activity rather than an operating activity in the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. As allowed, the Company has elected to early adopt the amendments of ASU 2016-09. The adoption of ASU 2016-09 has been accounted for as a change in accounting principle prospectively for the income statement effect, as required, and retrospectively for the cash flow statement effect, as allowed. As a result of the implementation of ASU 2016-09, $12 million of excess tax benefits for the nine months ended September 30, 2015 were retrospectively presented as an operating activity within the condensed consolidated statements of cash flows.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. In particular, under previous guidance, debt prepayment or debt extinguishment costs paid by a borrower in connection with settling a debt financing arrangement before the maturity date were inconsistently classified in the statement of cash flows as either operating activities or financing activities by borrowers. The Company has historically presented debt prepayment costs as cash outflows for operating activities. ASU 2016-15 requires that cash payments for debt prepayment or extinguishment costs be classified as cash outflows for financing activities. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. As allowed, the Company has elected to early adopt the amendments of ASU 2016-15 and has applied the applicable amendments retrospectively as required. As a result of the implementation of ASU 2016-15, $49 million of call premium paid on retirement of debt for the nine months ended September 30, 2015 was retrospectively presented as a financing activity within the condensed consolidated statements of cash flows. ASU 2016-15 contains additional clarifications on the classification of certain transactions in the statement of cash flows, which the Company has applied prospectively, as applicable.

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

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2015	$114
Provision for self-insured claims(1)	50
Cash payments	(34)
Balance as of September 30, 2016	$129

Balance as of December 31, 2014	$104
Provision for self-insured claims	28
Cash payments	(22)
Balance as of September 30, 2015	$110

___________________________________

(1)

Includes a charge of $23 million recorded in the nine months ended September 30, 2016 for an adjustment to the Company’s accrued self-insured claims related to automobile, general liability and workers’ compensation risks. The adjustment is based on the Company’s detailed annual assessment of this actuarially determined accrual, which the Company completes in the second quarter of each year. This adjustment relates to coverage periods of 2015 and prior.

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

In 2008, the Company amended its Profit Sharing and Retirement Plan, a tax qualified 401(k) defined contribution plan available to substantially all of its employees (the “401(k) Plan”), to implement a qualified automatic contribution arrangement (“QACA”) under the safe harbor provisions of the Internal Revenue Code of 1986, as amended (the “Code”). QACA plans, in general, require automatic enrollment of employees into the retirement plan absent an affirmative election that such employees do not wish to participate. Although the Company implemented processes to auto-enroll new hires after adopting the QACA plan in 2008, it discovered that it did not auto-enroll then existing employees who were not participating in the 401(k) Plan. In response, the Company implemented an auto-enrollment process for affected active employees and submitted to the Internal Revenue Service (the “IRS”) a voluntary correction proposal to remedy the issue for prior years. The Company’s current estimate of the cost of the correction ranges from $24 million to approximately $89 million. The Company has recorded in the condensed consolidated statement of operations and comprehensive income charges of $24 million, of which $1 million was recorded in the nine months ended September 30, 2016. However, there can be no assurances as to the ultimate cost of the correction.

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

Fumigation Related Matters

As previously disclosed, on July 21, 2016, Terminix International USVI, LLC (“TMX USVI”) and The Terminix International Company Limited Partnership (“TMX LP”), each an indirect, wholly-owned subsidiary of the Company, entered into a superseding Plea Agreement (the “Superseding Plea Agreement”) in connection with the investigation initiated by the United States Department of Justice Environmental Crimes Section (the “DOJ”) into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands. The Superseding Plea Agreement was intended to resolve four misdemeanor charges of violations of the Federal Insecticide, Fungicide, and Rodenticide Act related to improper applications of methyl bromide. Those charges were set forth in an Information, dated March 29, 2016, in the matter styled United States of America v. The Terminix International Company Limited Partnership and Terminix International USVI, LLC.  At a hearing held on August 25, 2016, the United States District Court of the U.S. Virgin Islands rejected the Superseding Plea Agreement.  On August 31, 2016, the DOJ requested that the charges be dismissed, reserving its right to re-file the charges, in light of ongoing discussions to resolve the matter, and the court has granted that request. The Company continues to cooperate with the DOJ in an effort to resolve the matter in a manner consistent with the terms and conditions of the Superseding Plea Agreement.  While the Superseding Plea Agreement, and any modifications thereto, would not bind any other federal, state or local authority, the EPA has stated that it does not intend to initiate any administrative enforcement action or refer the matter to the DOJ for any civil enforcement once an appropriate plea agreement is approved by the court. The Company has previously recorded in the condensed consolidated statement of operations and comprehensive income total charges of $10 million in connection with the terms of the Superseding Plea Agreement.

The Superseding Plea Agreement and the payments contemplated thereunder would not resolve any civil or administrative claims for damages or other relief related to the U.S. Virgin Islands matter; however, the Company previously disclosed that it has formalized the terms of the settlement agreement, which includes customary releases and confidentiality provisions, and a civil court in Delaware has given the necessary approvals.  Accordingly, the civil claims for all four members of the Delaware family are resolved.  In the nine months ended September 30, 2016, the Company recorded within Fumigation related matters in the condensed consolidated statement of operations and comprehensive income a charge of $87 million in connection with the settlement agreement.  In the nine months ended September 30, 2015, the Company recorded within Cost of services rendered and products sold in the condensed consolidated statement of operations and comprehensive income a charge of $3 million related to the civil claims related to the U.S. Virgin Islands matter, which is an amount equal to the Company’s insurance deductible under its general liability insurance policies.

The amount and extent of any further potential penalties, fines, sanctions, costs and damages that the federal or other governmental authorities may yet impose, investigation or other costs and reputational harm, as well as the impact of any additional civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to the U.S. Virgin Islands matter, which could be material, is not currently known or reasonably estimable, and any such further penalties, fines, sanctions, costs or damages would not be covered under the Company’s general liability insurance policies.

As previously disclosed, on September 15, 2015, a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, styled Carl Robert McCaughey, et al. v. Terminix International Company Limited Partnership, Sunland Pest Control Services, Inc., et al. The lawsuit alleges that fumigation of a Florida family’s residence by Sunland, a subcontractor of TMX LP, resulted in serious injuries to one of the family’s children. The Company has recently formalized the terms of a settlement agreement, which includes customary releases and confidentiality provisions, and a civil court in Florida has given the necessary approvals. Accordingly, the civil claims of the affected family related to the Florida fumigation matter are now resolved, and the case has been dismissed. Under the terms of the settlement agreement, in addition to the amounts that the Company’s insurance carriers have agreed to pay to the family pursuant to our general liability insurance policies, the Company will pay $3 million, an amount equal to the Company’s insurance deductible under its general liability insurance policies. In the nine months ended September 30, 2016, the Company recorded within Cost of services rendered and products sold in the condensed consolidated statement of operations and comprehensive income a charge of $3 million in connection with civil claims related to the Florida fumigation matter.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. There were no goodwill or trade name impairment charges recorded in the three and nine months ended September 30, 2016 and 2015. There were no accumulated impairment losses recorded as of September 30, 2016. The table below summarizes the goodwill balances for continuing operations by reportable segment:

		American	Franchise
(In millions)	Terminix	Home Shield	Services Group	Total
Balance as of December 31, 2015	$1,567	$381	$182	$2,129
Acquisitions	34	57	—	91
Disposals	—	—	(6)	(6)
Impact of foreign exchange rates	1	—	—	1
Balance as of September 30, 2016	$1,601	$439	$176	$2,216

The table below summarizes the other intangible asset balances for continuing operations:

	As of September 30, 2016			As of December 31, 2015
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$1,608	$—	$1,608	$1,608	$—	$1,608
Customer relationships	582	(533)	50	571	(517)	53
Franchise agreements	88	(66)	22	88	(63)	25
Other	61	(40)	20	53	(36)	18
Total	$2,339	$(639)	$1,700	$2,320	$(616)	$1,704

___________________________________

(1)	Not subject to amortization.

For the existing intangible assets, the Company anticipates amortization expense for the remainder of 2016 and each of the next five years of $8  million, $23 million, $17 million, $12 million, $9 million and $6 million, respectively.

Note 5. Stock-Based Compensation

For each of the three month periods ended September 30, 2016 and 2015, the Company recognized stock-based compensation expense of  $3 million ($2 million, net of tax). For the nine months ended September 30, 2016 and 2015, the Company recognized stock-based compensation expense of $10 million ($6 million, net of tax) and $8 million ($5 million, net of tax), respectively. These charges are recorded within Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income.  Additionally, for the three and nine months ended September 30, 2016, the Company recognized $3 million of stock-based compensation expense due to the modification of non-vested stock options and restricted stock units (“RSUs”) as part of the severance agreement with the former president of Terminix, which has been included in Restructuring charges in the condensed consolidated statements of operations and comprehensive income.

As of September 30, 2016, there was $27 million of total unrecognized compensation costs related to non-vested stock options, RSUs and performance shares granted under the Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan (“MSIP”) and the Amended and Restated ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) and discounts associated with the ServiceMaster Global Holdings, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”).  These remaining costs are expected to be recognized over a weighted-average period of 2.32 years.

Note 6. Comprehensive Income

Comprehensive income, which primarily includes net income (loss), unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation gain (loss), is disclosed in the condensed consolidated statements of operations and comprehensive income.

The following tables summarize the activity in accumulated other comprehensive income (loss), net of the related tax effects.

		Unrealized
		Gains (Losses)
	Unrealized	on Available	Foreign
	Losses on	-for-Sale	Currency
(In millions)	Derivatives	Securities	Translation	Total
Balance as of December 31, 2015	$(7)	$2	$(15)	$(21)
Other comprehensive (loss) income before reclassifications:
Pre-tax amount	(4)	—	2	(2)
Tax benefit	(1)	—	—	(1)
After-tax amount	(3)	(1)	2	(2)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	5	(2)	—	3
Net current period other comprehensive income (loss)	2	(3)	2	2
Balance as of September 30, 2016	$(5)	$—	$(13)	$(19)

Balance as of December 31, 2014	$(6)	$6	$(8)	$(8)
Other comprehensive loss before reclassifications:
Pre-tax amount	(14)	—	(6)	(20)
Tax benefit	(5)	—	—	(5)
After-tax amount	(9)	—	(6)	(15)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	5	(4)	—	1
Net current period other comprehensive loss	(4)	(4)	(6)	(14)
Balance as of September 30, 2015	$(10)	$2	$(14)	$(22)

___________________________________

(1)	Amounts are net of tax. See reclassifications out of accumulated other comprehensive income (loss) below for further details.

Reclassifications out of accumulated other comprehensive income (loss) included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended		Nine Months Ended		Condensed Consolidated Statements of
	September 30,		September 30,		Operations and Comprehensive Income
(In millions)	2016	2015	2016	2015	Location
Losses on derivatives:
Fuel swap contracts	$(1)	$(1)	$(3)	$(4)	Cost of services rendered and products sold
Interest rate swap contracts	(2)	(2)	(5)	(4)	Interest expense
Net losses on derivatives	(2)	(3)	(8)	(8)
Impact of income taxes	1	1	3	3	Provision for income taxes
Total reclassifications related to derivatives	$(2)	$(2)	$(5)	$(5)
Gains on available-for-sale securities	$—	$—	$3	$6	Interest and net investment income
Impact of income taxes	—	—	(1)	(2)	Provision for income taxes
Total reclassifications related to securities	$—	$—	$2	$4
Total reclassifications for the period	$(2)	$(2)	$(3)	$(1)

Note 7. Supplemental Cash Flow Information

Supplemental information relating to the condensed consolidated statements of cash flows is presented in the following table:

	Nine Months Ended
	September 30,
(In millions)	2016	2015
Cash paid for or (received from):
Interest expense	$112	$149
Interest and dividend income	(2)	(2)
Income taxes, net of refunds	58	38

The Company acquired $50 million and $22 million of property and equipment through capital leases and other non-cash  financing transactions in the nine months ended September 30, 2016 and 2015, respectively, which have been excluded from the condensed consolidated statements of cash flows as non-cash investing and financing activities.

In the nine months ended September 30, 2016 and 2015, the Company converted certain company-owned Merry Maids branches to franchises for a total purchase price of $9 million and $12 million, respectively. In the nine months ended September 30, 2016 and 2015, the Company received cash of $6 million and $9 million, respectively, and provided financing of $2 million and $3 million, respectively. These financed amounts have been excluded from the condensed consolidated statements of cash flows as non-cash investing activities.

Note 8. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the condensed consolidated statements of financial position. As of September 30, 2016 and December 31, 2015, the Company’s investments consisted primarily of treasury bills (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross unrealized gains and losses of the Company’s short- and long-term investments in Debt and Equity securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
Available-for-sale securities, September 30, 2016:
Debt securities	$26	$—	$—	$26
Equity securities	14	—	—	14
Total securities	$40	$—	$—	$40
Available-for-sale securities, December 31, 2015:
Debt securities	$60	$1	$—	$60
Equity securities	18	3	—	21
Total securities	$78	$4	$(1)	$81

There were no unrealized losses which had been in a loss position for more than one year as of September 30, 2016 and December 31, 2015. The aggregate fair value of the investments with unrealized losses was $11 million and $23 million as of September 30, 2016 and December 31, 2015, respectively.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The table below summarizes proceeds and gross realized gains resulting from sales of available-for-sale securities. There were no gross realized losses resulting from sales of available-for-sale securities or impairment charges due to other than temporary declines in the value of certain investments for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Proceeds from sale of securities	$—	$1	$42	$21
Gross realized gains, pre-tax	—	—	4	7
Gross realized gains, net of tax	—	—	2	4

Note 9. Long-Term Debt

Long-term debt is summarized in the following table:

	As of	As of
	September 30,	December 31,
(In millions)	2016	2015
Senior secured term loan facility maturing in 2021(1) (2)	$2,323	$2,336
Revolving credit facility maturing in 2019(1)	—	—
7.10% notes maturing in 2018(3)	77	75
7.45% notes maturing in 2027(3)	166	164
7.25% notes maturing in 2038(3)	65	65
Vehicle capital leases(4)	83	47
Other	70	65
Less current portion	(64)	(54)
Total long-term debt	$2,721	$2,698

___________________________________

(1)

On July 1, 2014, the Company entered into a $1,825 million term loan facility maturing July 1, 2021 (the “Term Loan Facility”) and a $300 million revolving credit facility maturing July 1, 2019 (the “Revolving Credit Facility”) (together with the Term Loan Facility, the “Credit Facilities”). The interest rates applicable to the term loans under the Term Loan Facility are based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) an adjusted LIBOR (subject to a floor of 1.00 percent) plus a margin of 3.25 percent per annum or (ii) an alternate base rate (subject to a floor of 2.00 percent) plus a margin of 2.25 percent per annum. See Refinancing of Indebtedness below for details of incremental term loans.

(2)

As of September 30, 2016 and December 31, 2015, presented net of $18 million and $21 million, respectively, in unamortized debt issuance costs and $14 million and $17 million, respectively, in unamortized original issue discount paid.

(3)

As of September 30, 2016 and December 31, 2015, collectively presented net of $49 million and $53 million, respectively, of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

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

On April 1, 2015, the Company entered into a first amendment (the “First Term Loan Amendment”) which amends the agreement governing the Credit Facilities. The First Term Loan Amendment provides for incremental term loans (the “April Incremental Term Loans”) in an aggregate principal amount of $175 million. On April 1, 2015, the Company used the net proceeds from the April Incremental Term Loans, together with cash on hand, to redeem the remaining outstanding $200 million in aggregate principal amount of the 8% 2020 Notes at a redemption price of 106.0% of the principal amount. In connection with the redemption, the Company recorded a loss on extinguishment of debt of $14 million in the second quarter of 2015, which included a pre-payment premium of $12 million and the write-off of $2 million of debt issuance costs.

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

Interest rate swap agreements in effect as of September 30, 2016 are as follows:

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

On June 27, 2016, the Company acquired OneGuard Home Warranties (“OneGuard”) for a total purchase price of $61 million.  The Company recorded goodwill of $57 million and other intangibles, primarily customer relationships, of $15 million related to this acquisition. As of September 30, 2016, the purchase price allocation for this acquisition has not been finalized. In particular, the Company is still evaluating the fair value of certain intangible assets. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments will be recorded during the measurement period in 2016.

During the nine months ended September 30, 2016, the Company completed several pest control and termite acquisitions. The total purchase price for these acquisitions was $43  million. The Company recorded goodwill of $34 million and other intangibles, primarily customer relationships, of $6 million related to these acquisitions.

During the nine months ended September 30, 2015, the Company completed several pest control and termite acquisitions. The total purchase price for these acquisitions was $37 million. The Company recorded goodwill of $26 million and other intangibles, primarily customer relationships, of $9 million related to these acquisitions.

Supplemental cash flow information regarding the Company’s acquisitions is as follows:

	Nine Months Ended
	September 30,
(In millions)	2016	2015
Assets acquired	$123	$37
Liabilities assumed	(19)	—
Net assets acquired	$104	$37

Net cash paid	$86	$31
Seller financed debt	18	6
Purchase price	$104	$37

Note 11. Income Taxes

As of September 30, 2016 and December 31, 2015, the Company had $18 million and $16 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). Based on information currently available, it is reasonably possible that over the next 12 month period unrecognized tax benefits may decrease by $7 million as the result of settlements of ongoing audits, statute of limitation expirations or final settlements of uncertain tax positions in multiple jurisdictions.

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

The effective tax rate on income from continuing operations was 39.8 percent and 39.3 percent for the three months ended September 30, 2016 and 2015, respectively, and 37.9 percent and 38.6 percent for the nine months ended September 30, 2016 and 2015, respectively.

Note 12. Business Segment Reporting

The business of the Company is conducted through three reportable segments: Terminix, American Home Shield and Franchise Services Group.

In accordance with accounting standards for segments, the Company’s reportable segments are strategic business units that offer different services. The Terminix segment provides termite and pest control services to residential and commercial customers and distributes pest control products. The American Home Shield segment provides home warranties for household systems and appliances. The Franchise Services Group segment provides residential and commercial disaster restoration, janitorial and cleaning services through franchises primarily under the ServiceMaster, ServiceMaster Restore and ServiceMaster Clean brand names, home cleaning services through franchises and Company-owned locations primarily under the Merry Maids brand name, on-site cabinet and wood furniture repair and restoration services primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. Corporate includes SMAC, the Company’s financing subsidiary exclusively dedicated to providing financing to its franchisees and retail customers of its operating units, and the Company’s headquarters operations (substantially all of which costs are allocated to the Company’s reportable segments), which provide various technology, marketing, finance, legal and other support services to the reportable segments. The composition of the Company’s reportable segments is consistent with that used by the Company’s chief operating decision maker (the “CODM”) to evaluate performance and allocate resources.

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

Information for continuing operations for each reportable segment and Corporate is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Revenue:
Terminix	$396	$372	$1,174	$1,103
American Home Shield	309	275	786	711
Franchise Services Group	51	58	151	178
Reportable Segment Revenue	$757	$705	$2,111	$1,992
Corporate	1	1	2	2
Total Revenue	$758	$706	$2,113	$1,993
Reportable Segment Adjusted EBITDA:(1)
Terminix	$92	$82	$299	$272
American Home Shield	79	74	170	174
Franchise Services Group	21	20	58	58
Reportable Segment Adjusted EBITDA	$192	$176	$526	$504

___________________________________

(1)	Presented below is a reconciliation of Reportable Segment Adjusted EBITDA to Net Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Reportable Segment Adjusted EBITDA:
Terminix	$92	$82	$299	$272
American Home Shield	79	74	170	174
Franchise Services Group	21	20	58	58
Reportable Segment Adjusted EBITDA	$192	$176	$526	$504
Unallocated corporate expenses	$—	$(1)	$(3)	$(6)
Depreciation and amortization expense	(24)	(18)	(68)	(66)
401(k) Plan corrective contribution	—	—	(1)	—
Fumigation related matters (1)	(1)	—	(92)	—
Insurance reserve adjustment (2)	—	—	(23)	—
Non-cash stock-based compensation expense	(3)	(3)	(10)	(8)
Restructuring charges	(8)	(2)	(13)	(4)
Gain on sale of Merry Maids branches	—	3	2	5
Non-cash impairment of software and other related costs	—	—	(1)	—
Loss from discontinued operations, net of income taxes	—	(1)	—	(2)
Provision for income taxes	(46)	(32)	(76)	(91)
Loss on extinguishment of debt	—	(31)	—	(58)
Interest expense	(39)	(41)	(115)	(128)
Other non-operating expenses	—	—	—	(3)
Net Income	$70	$49	$124	$144

___________________________________

(1)

Represents costs related to the fumigation related matters described in Note 3 to the condensed consolidated financial statements.  We exclude these charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(2)

Represents an adjustment to the Company’s accrued self-insured claims related to automobile, general liability and workers’ compensation risks. The adjustment is based on the Company’s detailed annual assessment of this actuarially determined accrual, which the Company completes in the second quarter of each year. This adjustment relates to coverage periods of 2015 and prior. We have excluded this discrete second quarter adjustment from Adjusted EBITDA because we believe it does not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability. Adjustments to accrued self-insured claims related to this insurance program of $2 million in the three months ended September 30, 2015 and $4 million and $6 million in the nine months ended September 30, 2016 and 2015, respectively, were recorded as charges in total Adjusted EBITDA. There were no similar adjustments recorded as charges in total Adjusted EBITDA in the three months ended September 30, 2016.

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

Under this transition services agreement, the Company recorded $2 million and $6 million in the three months ended September 30, 2016 and 2015, respectively, and $6 and $21 million in the nine months ended September 30, 2016 and 2015, respectively, of fees from New TruGreen, which is included as a reduction in Selling and administrative expenses in the condensed consolidated statement of operations and comprehensive income. As of September 30, 2016, all amounts owed by New TruGreen under this agreement have been paid.

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

Note 14. Fair Value Measurements

The period-end carrying amounts of cash and cash equivalents, receivables, restricted cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net of tax as a component of accumulated other comprehensive income (loss) on the condensed consolidated statements of financial position, or, for certain unrealized losses, reported in interest and net investment income in the condensed consolidated statements of operations and comprehensive income if the decline in value is other than temporary. The carrying amount of total debt was $2,785 million and $2,752 million and the estimated fair value was $2,903 million and $2,813 million as of September 30, 2016 and December 31, 2015, respectively. The fair value of the Company’s debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of September 30, 2016 and December 31, 2015.

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

The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the nine month periods ended September 30, 2016 and 2015.

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2016:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$8	$8	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	32	32	—	—
Fuel swap contracts:
Current	Prepaid expenses and other assets	2	—	—	2
Noncurrent	Other assets	1	—	—	1
Total financial assets		$42	$40	$—	$2
Financial Liabilities:
Fuel swap contracts	Other accrued liabilities	$1	$—	$—	$1
Interest rate swap contracts	Other long-term liabilities	10	—	10	—
Total financial liabilities		$10	$—	$10	$1
As of December 31, 2015:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$8	$8	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	73	38	35	—
Total financial assets		$81	$46	$35	$—
Financial Liabilities:
Fuel swap contracts	Other accrued liabilities	$4	$—	$—	$4
Interest rate swap contracts	Other long-term liabilities	8	—	8	—
Total financial liabilities		$12	$—	$8	$4

A  reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

	Fuel Swap
	Contract
	Assets
(In millions)	(Liabilities)	Location of Gain (Loss) included in Earnings
Balance as of December 31, 2015	$(4)
Total (losses) gains (realized and unrealized)
Included in earnings	(3)	Cost of services rendered and products sold
Included in other comprehensive income	5
Settlements	3
Balance as of September 30, 2016	$1

Balance as of December 31, 2014	$(6)
Total (losses) gains (realized and unrealized)
Included in earnings	(4)	Cost of services rendered and products sold
Included in other comprehensive income	1
Settlements	4
Balance as of September 30, 2015	$(5)

The following tables present information relating to the significant unobservable inputs of the Company’s Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of September 30, 2016:
Fuel swap contracts	$1	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.12 - $2.64	$2.36
As of December 31, 2015:
Fuel swap contracts	$(4)	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$1.91 - $2.55	$2.22

___________________________________

(1)	Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

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

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the nine months ended September 30, 2016. As of September 30, 2016, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $38 million, maturing through 2018. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of September 30, 2016, the Company had posted $3 million in letters of credit as collateral under its fuel hedging program, which were issued under the Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income (loss). These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. See Note 6 to the condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in accumulated other comprehensive income (loss) and for the amounts reclassified out of accumulated other comprehensive income (loss) and into earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income (loss) expected to be recognized in earnings is a loss of $3 million, net of tax, as of September 30, 2016. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

A reconciliation of the amounts included in the computation of basic earnings per share from continuing operations and diluted earnings per share from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2016	2015	2016	2015
Income from continuing operations	$70	$50	$124	$145
Weighted-average common shares outstanding	135.1	135.2	135.4	134.9
Effect of dilutive securities:
RSUs	0.2	0.2	0.2	0.2
Stock options(1)	1.8	1.3	1.9	1.4
Weighted-average common shares outstanding—assuming dilution	137.1	136.8	137.5	136.5
Basic earnings per share from continuing operations	$0.52	$0.37	$0.92	$1.08
Diluted earnings per share from continuing operations	$0.51	$0.37	$0.90	$1.07

___________________________________

(1)

Options to purchase  0.9 million and 0.3 million shares for the three months ended September 30, 2016 and 2015, respectively, and 0.9 million and 0.3 million shares for the nine months ended September 30, 2016 and 2015, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

Overview

Our core services include termite and pest control, home warranties, disaster restoration, janitorial, residential cleaning, cabinet and wood furniture repair and home inspection under the following leading brands: Terminix, American Home Shield, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec. Our operations for the periods presented in this report are organized into three reportable segments: Terminix, American Home Shield and Franchise Services Group.

Key Business Metrics

We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of the continuing operations of our businesses. These metrics include:

•	revenue,
•	operating expenses,
•	net income,
•	earnings per share,
•	Adjusted EBITDA,
•	organic revenue growth,
•	customer retention rates, and
•	customer counts growth.

To the extent applicable, these measures are evaluated with and without impairment, restructuring and other charges that management believes are not indicative of the earnings capabilities of our businesses. We also focus on measures designed to monitor cash flow, including net cash provided from operating activities from continuing operations and free cash flow.

Revenue. Our revenue results are primarily a function of the volume and pricing of the services and products provided to our customers by our businesses as well as the mix of services and products provided across our businesses. The volume of our revenue in Terminix and American Home Shield is impacted by new unit sales, the retention of our existing customers and acquisitions. We expect to continue our tuck-in acquisition program at Terminix and to periodically evaluate other strategic acquisitions. Revenue results in the Franchise Services Group are driven principally by royalty fees earned from our franchisees. We serve both residential and commercial customers, principally in the United States. In 2015, approximately 98 percent of our revenue was generated by sales in the United States.

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

Effect of Weather Conditions

The demand for our services and our results of operations are also affected by weather conditions, including the seasonal nature of our termite and pest control services, home inspection services and disaster restoration services. Weather conditions which have a potentially unfavorable impact to our business include cooler temperatures or droughts which can impede the development of termite swarms and lead to lower demand for our termite control services; severe winter storms which can impact our residential cleaning business if we cannot travel to service locations due to hazardous road conditions; and extreme temperatures which can lead to an increase in service requests related to household systems.  For example, in the third quarter of 2016, we experienced an increase in contract claims cost at American Home Shield driven by a higher number of HVAC work orders driven by high temperatures. Weather conditions which have a potentially favorable impact to our business include mild winters which can lead to higher demand for termite and pest control services; mild winters or summers which can lead to lower household systems claim frequency; and severe storms which can lead to an increase in demand for disaster restoration services.

Franchises

Franchises are important to the Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. Total profits from our franchised operations were $23 million and $20 million for the three months ended September 30, 2016 and 2015, respectively, and $61 million and $56 million for the nine months ended September 30, 2016 and 2015, respectively. Nearly all of the franchise fees received by our Franchise Services Group segment are derived from the ServiceMaster Restore, ServiceMaster Clean and Merry Maids businesses. Franchise fees from our Terminix franchisees represented less than one percent of Terminix revenue for the three and nine months ended September 30, 2016. We evaluate the performance of our franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. Franchise agreements entered into in the course of these businesses are generally for a term of five to 10 years. The majority of these franchise agreements are renewed prior to expiration. Internationally, we have license agreements, whereby licensees provide services under our brand names that would ordinarily be provided by franchisees in the United States. The majority of international licenses are for 10‑year terms.

 Results of Operations

	Three Months Ended		Increase
	September 30,		(Decrease)	% of Revenue
(In millions)	2016	2015	2016 vs. 2015	2016	2015
Revenue	$758	$706	7%	100%	100%
Cost of services rendered and products sold	400	368	9	53	52
Selling and administrative expenses	185	178	4	24	25
Amortization expense	8	7	14	1	1
Fumigation related matters	1	—	*	0	—
Restructuring charges	8	2	*	1	—
Gain on sale of Merry Maids branches	—	(3)	*	—	—
Interest expense	39	41	(5)	5	6
Interest and net investment income	(1)	—	(100)	(0)	—
Loss on extinguishment of debt	—	31	*	—	4
Income from Continuing Operations before Income Taxes	116	83	40	15	12
Provision for income taxes	46	32	44	6	5
Income from Continuing Operations	70	50	40	9	7
Loss from discontinued operations, net of income taxes	—	(1)	*	—	—
Net Income	$70	$49	43%	9%	7%

	Nine Months Ended		Increase
	September 30,		(Decrease)	% of Revenue

(In millions)	2016	2015	2016 vs. 2015	2016	2015
Revenue	$2,113	$1,993	6%	100%	100%
Cost of services rendered and products sold	1,104	1,036	7	52	52
Selling and administrative expenses	546	512	7	26	26
Amortization expense	24	31	(23)	1	2
401(k) Plan corrective contribution	1	—	*	—	—
Fumigation related matters	92	—	*	4	—
Insurance reserve adjustment	23	—	*	1	—
Impairment of software and other related costs	1	—	*	—	—
Restructuring charges	13	4	*	1	—
Gain on sale of Merry Maids branches	(2)	(5)	*	—	—
Interest expense	115	128	(10)	5	6
Interest and net investment income	(5)	(8)	(38)	—	—
Loss on extinguishment of debt	—	58	*	—	3
Income from Continuing Operations before Income Taxes	200	237	(16)	9	12
Provision for income taxes	76	91	(16)	4	5
Income from Continuing Operations	124	145	(14)	6	7
Loss from discontinued operations, net of income taxes	—	(2)	*	—	—
Net Income	$124	$144	(14)%	6%	7%

_________________________________

*     not meaningful

Revenue

We reported revenue of $758 million and $706 million for the three months ended September 30, 2016 and 2015, respectively, and revenue of $2,113 million and $1,993 million for the nine months ended September 30, 2016 and 2015, respectively. A summary of changes in revenue for each of our reportable segments and Corporate is included in the table below. See “—Segment Review” for a discussion of the drivers of the year-over-year changes.

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended September 30, 2015	$372	$275	$58	$1	$706
Pest Control(1)	17	—	—	—	17
Termite and Other Services(2)	6	—	—	—	6
Home Warranties(3)	—	34	—	—	34
Franchise-Related Revenue	—	—	2	—	2
Sale of Merry Maids branches(4)	—	—	(9)	—	(9)
Other	1	—	—	—	2
Three Months Ended September 30, 2016	$396	$309	$51	$1	$758

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Nine Months Ended September 30, 2015	$1,103	$711	$178	$2	$1,993
Pest Control (1)	61	—	—	—	61
Termite and Other Services(2)	7	—	—	—	7
Home Warranties(3)	—	75	—	—	75
Franchise-Related Revenue	—	—	(1)	—	(1)
Sale of Merry Maids branches(4)	—	—	(26)	—	(26)
Other	3	—	—	—	4
Nine Months Ended September 30, 2016	$1,174	$786	$151	$2	$2,113

_________________________________

(1)	Includes growth from acquisitions of approximately $15 million and $48 million for the three and nine months ended September 30, 2016, respectively.
(2)

Includes wildlife exclusion, crawl space encapsulation and attic insulation products which are managed as a component of our termite line of business.  Includes growth from acquisitions of approximately $1 million and $4 million for the three and nine months ended September 30, 2016, respectively.

(3)	Includes approximately $10 million for the three and nine months ended September 30, 2016 as a result of the acquisition of OneGuard on June 27, 2016.
(4)

For the three months ended September 30, 2016, includes a $9 million reduction in revenue from company-owned branches. For the nine months ended September 30, 2016, includes a $27 million reduction in revenue from company-owned branches, offset, in part, by a $1 million increase in royalty fees as a result of the conversion of certain company-owned Merry Maids branches to franchises (the “branch conversions”).

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $400 million and $368 million for the three months ended September 30, 2016 and 2015, respectively,  and $1,104 million and $1,036 million for the nine months ended September 30, 2016 and 2015, respectively. The following table provides a summary of changes in cost of services rendered and products sold for each of our reportable segments and Corporate:

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended September 30, 2015	$208	$132	$26	$2	$368
Impact of change in revenue(1)	14	15	2	—	31
Contract claims	—	10	—	—	10
Sale of Merry Maids branches	—	—	(7)	—	(7)
Insurance program	—	—	—	(2)	(2)
Other	—	1	(1)	—	—
Three Months Ended September 30, 2016	$222	$158	$20	$—	$400

_________________________________

(1)	For American Home Shield, includes approximately $5 million as a result of the acquisition of OneGuard on June 27, 2016.

The increase in contract claims cost at American Home Shield was driven by a higher number of HVAC work orders driven by high temperatures during the quarter and normal inflationary pressure on the underlying costs of repairs.

We realized a reduction in cost of sales of $7 million in the Franchise Services Group as a result of the branch conversions.

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Nine Months Ended September 30, 2015	$597	$352	$81	$5	$1,036
Impact of change in revenue(1)	38	30	2	—	70
Contract claims	—	24	—	—	24
Sale of Merry Maids branches	—	—	(21)	—	(21)
Cost reduction initiatives	—	—	(1)	—	(1)
Insurance program	—	—	—	(2)	(2)
Other	(1)	(1)	—	1	(2)
Nine Months Ended September 30, 2016	$634	$405	$61	$4	$1,104

_________________________________

(1)	For American Home Shield, includes approximately $5 million as a result of the acquisition of OneGuard on June 27, 2016.

The increase in contract claims cost at American Home Shield was driven by the increase in the average cost per service request associated with appliance repairs we experienced in the first quarter, a higher number of HVAC work orders driven by high temperatures during the third quarter and normal inflationary pressure on the underlying costs of repairs.

We realized a reduction in cost of sales of $21 million in the Franchise Services Group as a result of the branch conversions.

Selling and Administrative Expenses

We reported selling and administrative expenses of $185 million and $178 million for the three months ended September 30, 2016 and 2015, respectively, and $546 million and $512 million for the nine months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016 and 2015, selling and administrative expenses comprised general and administrative expenses of $70 million and $64 million, respectively, and selling and marketing expenses of $115 million and $114 million, respectively. For the nine months ended September 30, 2016 and 2015, selling and administrative expenses comprised general and administrative expenses of $215 million and $194 million, respectively, and selling and marketing expenses of $331 million and $318 million, respectively. The following table provides a summary of changes in selling and administrative expenses for each of our reportable segments and Corporate:

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended September 30, 2015	$90	$70	$13	$5	$178
Technology costs	3	2	—	—	5
OneGuard selling and administrative expenses	—	3	—	—	3
Sale of Merry Maids branches	—	—	(1)	—	(1)
Cost reduction initiatives	—	—	(1)	—	(1)
Other	(2)	—	—	3	1
Three Months Ended September 30, 2016	$91	$75	$11	$8	$185

The increase in technology costs was primarily due to an acceleration of investments to transform our customers’ experiences through technology.

We realized an increase in selling and administrative expenses at American Home Shield as a result of the acquisition of OneGuard.

We realized a reduction in selling and administrative expenses of $1 million in the Franchise Services Group as a result of the branch conversions.

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Nine Months Ended September 30, 2015	$257	$196	$40	$19	$512
Technology costs	11	6	—	—	17
Sales and marketing costs	—	13	—	—	13
OneGuard selling and administrative expenses	—	3	—	—	3
Customer service costs	—	3	—	—	3
Sale of Merry Maids branches	—	—	(2)	—	(2)
Cost reduction initiatives	—	—	(4)	—	(4)
Stock-based compensation expense	—	—	—	3	3
Secondary offering expenses	—	—	—	(3)	(3)
Other	—	—	—	4	4
Nine Months Ended September 30, 2016	$268	$221	$34	$23	$546

The increase in technology costs was primarily due to an acceleration of investments to transform our customers’ experiences through technology.

The increase in sales and marketing costs at American Home Shield was primarily driven by the shift in the timing of a holiday mail campaign from the fourth quarter of 2015 to the first quarter of 2016 and, to a lesser extent, an increase in sales commissions and a change in the timing of marketing spend within the year. We expect the shift in the holiday mail campaign to result in an increase to our full year marketing costs. We realized an increase in selling and administrative expenses at American Home Shield as a result of the acquisition of OneGuard. The increase in customer service costs at American Home Shield was due to higher labor costs resulting from an acceleration of pre-season hiring and training in preparation for the high-volume summer season.

We realized a reduction in selling and administrative expenses of $2 million in the Franchise Services Group as a result of the branch conversions.

Amortization Expense

Amortization expense was $8 million and $7 million in the three months ended September 30, 2016 and 2015, respectively, and $24 million and $31 million in the nine months ended September 30, 2016 and 2015, respectively. The decrease in the nine months ended September 30, 2016 compared to prior year is a result of certain finite-lived intangible assets recorded in connection with the merger transaction by which the Company was taken private in 2007 being fully amortized.

401(k) Plan Corrective Contribution

We recorded a charge of $1 million in the nine months ended September 30, 2016 related to the 401(k) Plan. See Note 3 to the condensed consolidated financial statements for more details. There were no 401(k) Plan corrective contribution charges recorded in the three months ended September 30, 2016 and three and nine months ended September 30, 2015.

Fumigation Related Matters

We recorded charges of $1 and $92 million in the three and nine months ended September 30, 2016 for fumigation related matters.  See Note 3 to the condensed consolidated financial statements for more details.

Insurance Reserve Adjustment

We recorded a charge of $23 million in the nine months ended September 30, 2016 for an adjustment to the Company’s accrued self-insured claims related to automobile, general liability and workers’ compensation risks. The adjustment is based on the Company’s detailed annual assessment of this actuarially determined accrual, which the Company completes in the second quarter of each year. This adjustment relates to coverage periods of 2015 and prior.

Impairment of Software and Other Related Costs

We recorded an impairment charge of $1 million in the nine months ended September 30, 2016 relating to our decision to replace certain software pursuant to our ServSmart initiative. There were no impairments of software and other related costs recorded in the three months ended September 30, 2016 and three and nine months ended September 30, 2015.

Restructuring Charges

We incurred restructuring charges of $8 million and $2 million in the three months ended September 30, 2016 and 2015, respectively, and $13 million and $4 million in the nine months ended September 30, 2016 and 2015, respectively. Restructuring charges were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Terminix(1)	$4	$2	$7	$3
American Home Shield(2)	1	—	1	—
Franchise Services Group(3)	—	—	—	1
Corporate(4)	2	—	4	—
Headquarters relocation(5)	2	—	2	—
Total restructuring charges	$8	$2	$13	$4
(1)

For the three and nine months ended September 30, 2016, these charges include $1 million of severance costs and $3 million of stock-based compensation expense due to the modification of non-vested stock options and RSUs as part of the severance agreement with the former president of Terminix. Additionally, $2 million for the three months ended September 30, 2015 and $3 million for each of the nine months period ended September 30, 2016 and 2015 relates to lease termination and severance costs driven by Terminix’s branch optimization program.

(2)

Represents charges related to the termination of an agreement pursuant to the decision to consolidate the stand-alone operations of Home Security of America, Inc. acquired in February 2014 with those of American Home Shield.

(3)	Represents severance costs related to the reorganization of the Franchise Services Group.
(4)

For the three months ended September 30, 2016, includes professional fees of $2 million, and for the nine months ended September 30, 2016, includes professional fees of $2 million and accelerated depreciation of $1 million related to the early termination of a long-term human resources outsourcing agreement. Additionally, for the nine months ended September 30, 2016, includes severance and other costs of $1 million related to an initiative to enhance capabilities and reduce costs in the Company’s headquarters functions that provide Company-wide administrative services for our operations.

(5)	Represents impairment charges of $1 million and professional fees and other costs of $1 million related to the relocation of our headquarters.

Gain on Sale of Merry Maids Branches

We recorded a gain of $3 million in the three months ended September 30, 2015 and $2 million and $5 million in the nine months ended September 30, 2016 and 2015, respectively, associated with the branch conversions. There was no gain recorded in the three months ended September 30, 2016. As of October 10, 2016, the branch conversion process was complete.

Interest Expense

Interest expense was $39 million and $41 million for the three months ended September 30, 2016 and 2015, respectively, and $115 million and $128 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in interest expense was driven by the redemption of the 2020 Notes in 2015, offset, in part, by additional borrowings under the April and August Incremental Term Loans. See Note 9 to the condensed consolidated financial statements for more details.

Interest and Net Investment Income

Interest and net investment income was $1 million for the three months ended September 30, 2016 and $5 million and $8 million for the nine months ended September 30, 2016 and 2015, respectively, and comprised net investment gains and interest and dividend income realized on the American Home Shield investment portfolio and interest income on other cash balances. There was no interest and net investment income for the three months ended September 30, 2015.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $31 million and $58 million was recorded in the three and nine months ended September 30, 2015, respectively, related to the redemptions of the 8% 2020 Notes on February 17, 2015 and April 1, 2015 and the redemption of the 7% 2020 Notes on August 17, 2015. See Note 9 to the condensed consolidated financial statements for more details. There were no debt extinguishments in the three and nine months ended September 30, 2016.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes was $116 million and $83 million for the three months ended September 30, 2016 and 2015, respectively, and $200 million and $237 million for nine months ended September 30, 2016 and 2015, respectively. The change in income from continuing operations before income taxes primarily reflects the net effect of year-over-year changes in the following items:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In millions)	2016 vs. 2015	2016 vs. 2015
Reportable segments and Corporate(1)	$18	$25
Interest expense(2)	2	13
Loss on extinguishment of debt(3)	31	58
Insurance reserve adjustment(4)	—	(23)
Fumigation related matters (5)	(1)	(92)
Other(6)	(17)	(18)
Increase (decrease) in income from continuing operations before income taxes	$33	$(37)

___________________________________

(1)	Represents the net change in Adjusted EBITDA as described in “—Segment Review.”
(2)	Represents the net change in interest expense as described in “—Interest Expense.”
(3)

Represents the $31 million and $58 million loss on extinguishment of debt recorded in the three and nine months ended September 30, 2015, respectively, as described in “—Loss on Extinguishment of Debt.”

(4)	Represents the $23 million insurance reserve adjustment recorded in the three and nine months ended September 30, 2016 as described in “—Insurance Reserve Adjustment.”
(5)	Represents the $1 million and $92 million charges for fumigation related matters recorded in the three and nine months ended September 30, 2016 as described in “—Fumigation Related Matters.”
(6)

Primarily represents the net change in: 401(k) Plan corrective contribution, impairment of software and other related costs, restructuring charges, gain on sale of Merry Maids branches, stock-based compensation, depreciation and amortization.

Provision for Income Taxes

The effective tax rate on income from continuing operations was 39.8 percent and 39.3 percent for the three months ended September 30, 2016 and 2015, respectively, and 37.9 percent and 38.6 percent for the nine months ended September 30, 2016 and 2015, respectively.

Net Income

Net income was $70 million and $49 million for the three months ended September 30, 2016 and 2015, respectively. The $21 million increase was primarily driven by a $33 million increase in income from continuing operations before income taxes, offset, in part, by a $14 million increase in the provision for income taxes.

Net income was $124 million and $144 million for the nine months ended September 30, 2016 and 2015, respectively. The $20 million reduction was primarily driven by a $37 million decrease in income from continuing operations before income taxes, offset, in part, by a $15 million decrease in the provision for income taxes.

Segment Review

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the notes to the condensed consolidated financial statements included in this report.

Revenue and Adjusted EBITDA by reportable segment and for Corporate are as follows:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
(In millions)	2016	2015	(Decrease)	2016	2015	(Decrease)
Revenue:
Terminix	$396	$372	6%	$1,174	$1,103	6%
American Home Shield	309	275	12	786	711	11
Franchise Services Group	51	58	(12)	151	178	(15)
Corporate	1	1	*	2	2	*
Total Revenue:	$758	$706	7%	$2,113	$1,993	6%
Adjusted EBITDA:(1)
Terminix	$92	$82	12%	$299	$272	10%
American Home Shield	79	74	7	170	174	(2)
Franchise Services Group	21	20	5	58	58	—
Reportable Segment Adjusted EBITDA	192	176	9	526	504	4
Corporate(2)	—	(1)	*	(3)	(6)	*
Total Adjusted EBITDA	$192	$174	10%	$523	$498	5%

___________________________________

(1)	See Note 12 for our definition of Adjusted EBITDA and a reconciliation of Reportable Segment Adjusted EBITDA to net income.

(2)	Represents unallocated corporate expenses.

Terminix Segment

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a six percent increase in revenue and a 12 percent increase in Adjusted EBITDA for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Revenue

Revenue by service line is as follows:

	Three Months Ended
	September 30,

(In millions)	2016	2015	Growth		Acquired		Organic
Pest Control	$234	$217	$17	8%	$15	7%	$2	1%
Termite and Other Services	140	134	6	4%	1	1%	5	4%
Other	22	21	1	5%	—	—%	1	5%
Total revenue	$396	$372	$24	6%	$16	4%	$8	2%

Pest control revenue increased eight percent,  reflecting  improved price realization, the impact of the acquisition of Alterra Pest Control, LLC (“Alterra”) on November 10, 2015 and growth in mosquito and bed bug services.

Termite revenue, including the wildlife exclusion, crawl space encapsulation and attic insulation products, which are managed as a component of our termite line of business, increased four percent. Termite renewal revenue comprised 51 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Termite revenue reflects an increase in core termite sales and increased sales of wildlife exclusion, crawlspace encapsulation and attic insulation, offset, by lower price realization driven by targeted offerings of bundled services. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended September 30, 2015	$82
Impact of change in revenue	10
Technology costs	(3)
Other	3
Three Months Ended September 30, 2016	$92

The increase in technology costs was primarily due to an acceleration of investments to transform our customers’ experiences through technology.

We expect an acceleration of investment in Terminix’s field operations focused on improving safety, technician efficiency, customer service and retention in the fourth quarter of 2016 and continuing through the first half of 2017.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The Terminix segment reported a six percent increase in revenue and a 10 percent increase in Adjusted EBITDA for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Revenue

Revenue by service line is as follows:

	Nine Months Ended
	September 30,

(In millions)	2016	2015	Growth		Acquired		Organic
Pest Control	$666	$606	$61	10%	$48	8%	$13	2%
Termite and Other Services	451	444	7	2%	4	1%	3	—%
Other	57	54	3	6%	—	—%	3	6%
Total revenue	$1,174	$1,103	$71	6%	$52	5%	$19	2%

Pest control revenue increased 10 percent, reflecting improved price realization, the impact of the Altera acquisition and growth in mosquito and bed bug services.

Termite revenue, including the wildlife exclusion, crawl space encapsulation and attic insulation products which are managed as a component of our termite line of business, increased two percent. Termite renewal revenue comprised 52 percent of total termite revenue, while the remainder consisted of termite new unit revenue. The increase in termite revenue reflects an increase in core termite sales, offset, in part, by lower price realization driven by targeted offerings of bundled services.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Nine Months Ended September 30, 2015	$272
Impact of change in revenue	33
Technology costs	(11)
Other	5
Nine Months Ended September 30, 2016	$299

The increase in technology costs was primarily due to an acceleration of investments to transform our customers’ experiences through technology.

American Home Shield Segment

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The American Home Shield segment, which provides home warranties for household systems and appliances, reported a 12 percent increase in revenue and a seven percent increase in Adjusted EBITDA for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

The growth in renewable customer counts and customer retention are presented below.

	As of September 30,
	2016(1)	2015
Growth in Home Warranties	10%	7%
Customer Retention Rate	76%	75%
(1)

As of September 30, 2016, excluding the OneGuard accounts acquired on June 27, 2016, the growth in home warranties was 7 percent, and, excluding all OneGuard accounts, the customer retention rate for our American Home Shield segment was 75 percent.

Revenue

The revenue results reflect an increase in new unit sales, the impact of the OneGuard acquisition (an approximate $10 million increase as a result of the acquisition on June 27, 2016) and improved price realization.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended September 30, 2015	$74
Impact of change in revenue	19
Contract claims	(10)
Technology costs	(2)
OneGuard selling and administrative expenses	(3)
Other	1
Three Months Ended September 30, 2016	$79

The increase in contract claims cost was driven by a higher number of HVAC work orders driven by high temperatures during the quarter and normal inflationary pressure on the underlying costs of repairs. The increase in technology costs was primarily due to an acceleration of investments to improve our customers’ experiences through technology. Additionally, we incurred incremental selling and administrative expenses as a result of the OneGuard acquisition.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The American Home Shield segment reported an 11 percent increase in revenue and a two percent decrease in Adjusted EBITDA for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Revenue

The revenue results reflect an increase in new unit sales, the impact of the OneGuard acquisition (an approximate $10 million increase as a result of the acquisition on June 27, 2016) and improved price realization.

Adjusted EBITDA

The following table provides summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Nine Months Ended September 30, 2015	$174
Impact of change in revenue	45
Contract claims	(24)
Sales and marketing costs	(13)
Technology costs	(6)
OneGuard selling and administrative expenses	(3)
Customer service costs	(3)
Interest and net investment income	(3)
Other	3
Nine Months Ended September 30, 2016	$170

The increase in contract claims cost was driven by the increase in the average cost per service request associated with appliance repairs we experienced in the first quarter, a higher number of HVAC work orders driven by high temperatures during the third quarter and normal inflationary pressure on the underlying costs of repairs.

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

The increase in technology costs was primarily due to an acceleration of investments to improve our customers’ experiences through technology. Additionally, we incurred incremental selling and administrative expenses as a result of the OneGuard acquisition. The increase in customer service costs was due to higher labor costs resulting from an acceleration of pre-season hiring and training in preparation for the high-volume summer season.

In the nine months ended September 30, 2016 and 2015, the segment’s Adjusted EBITDA included interest and net investment income from the American Home Shield investment portfolio of $4 million and $7 million, respectively.

Franchise Services Group Segment

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The Franchise Services Group segment, which consists of the ServiceMaster Restore (disaster restoration), ServiceMaster Clean (janitorial), Merry Maids (residential cleaning), Furniture Medic (on-site cabinet and wood furniture repair) and AmeriSpec (home inspection) businesses, reported a 12 percent decrease in revenue and a five percent increase in Adjusted EBITDA for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Revenue

Revenue by service line is as follows:

	Three Months Ended		% of
	September 30,		Revenue
(In millions)	2016	2015	2016
Royalty Fees	$32	$30	62%
Company-Owned Merry Maids Branches	1	10	1
Janitorial National Accounts	12	10	22
Sales of Products	4	4	8
Other	3	4	7
Total revenue	$51	$58	100%

The increase in royalty fees was primarily driven by higher disaster restoration services in Canada. The $9 million decline in revenue from company-owned Merry Maids branches was attributable to the branch conversions. The increase in janitorial national accounts was driven by increased sales activity.

In 2014, we began converting company-owned Merry Maids branches to franchises. We expect the branch conversions completed through September 30, 2016 to result in further decreases in revenues from company-owned Merry Maids branches, which we expect will be offset, in part, by modest increases in royalty fees. During the nine months ended September 30, 2016, we converted 27 company-owned Merry Maids branches to franchises.  As of October 10, 2016, the branch conversion process was complete.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended September 30, 2015	$20
Impact of change in revenue	1
Sale of Merry Maids branches	(1)
Cost reduction initiatives	1
Three Months Ended September 30, 2016	$21

We realized a reduction in Adjusted EBITDA of $1 million as a result of the branch conversions.

Nine Months Ended September 30, 2016 Compared to Nine Months September 30, 2015

The Franchise Services Group segment reported a 15 percent decrease in revenue and comparable Adjusted EBITDA for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Revenue

Revenue by service line as follows:

	Nine Months Ended		% of
	September 30,		Revenue
(In millions)	2016	2015	2016
Royalty Fees	$90	$88	60%
Company-Owned Merry Maids Branches	7	35	5
Janitorial National Accounts	32	29	21
Sales of Products	11	13	7
Other	10	11	7
Total revenue	$151	$178	100%

The increase in royalty fees was primarily attributable to the branch conversions. Approximately $27 million of the decline in revenue from company-owned Merry Maids branches was attributable to the branch conversions with the remainder of the decline driven by a decrease in new unit sales. The increase in revenue from janitorial national accounts was driven by increased sales activity. The decrease in sales of products was driven by lower franchisee demand.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Nine Months Ended September 30, 2015	$58
Impact of change in revenue	(3)
Sale of Merry Maids branches	(3)
Cost reduction initiatives	5
Other	1
Nine Months Ended September 30, 2016	$58

We realized a reduction in Adjusted EBITDA of $3 million as a result of the branch conversions.

Corporate

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Adjusted EBITDA for Corporate for the three months ended September 30, 2016 increased $1 million compared to the three months ended September 30, 2015. The three months ended September 30, 2015 included increased reserves in our automobile, general liability and workers’ compensation insurance program of $2 million driven by unfavorable claims trends.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Adjusted EBITDA for Corporate for the nine months ended September 30, 2016 increased $3 million compared to the nine months ended September 30, 2015. The nine months ended September 30, 2016 and 2015 included increased reserves in our automobile, general liability and workers’ compensation insurance program of $4 million and $6 million, respectively, driven by unfavorable claims trends.  The nine months ended September 30, 2016 were impacted by a charge of $3 million in connection with civil claims related to an incident at a family’s residence in Palm Beach County, Florida, and the nine months ended September 30, 2015 were impacted by a charge of $3 million in connection with civil claims related to an incident at a resort in St. John in the U.S. Virgin Islands. Each of the  $3 million charges are amounts equal to our insurance deductibles under our general liability insurance program.

Liquidity and Capital Resources

Liquidity

We are highly leveraged, and a substantial portion of our liquidity needs are due to service requirements on our significant indebtedness. The agreements governing the Credit Facilities contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of September 30, 2016, we were in compliance with the covenants under the agreements that were in effect on such date.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under our credit facilities. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. Cash and short- and long-term marketable securities totaled $270 million as of September 30, 2016, compared with $377 million as of December 31, 2015. As of September 30, 2016, there were $35 million of letters of credit outstanding and $265 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts.

On October 25, 2016, we announced that we intend to refinance approximately $2.4 billion of debt outstanding under the Credit Facilities. We anticipate refinancing the Credit Facilities with the proceeds of an amended and restated $1.5 billion term loan facility due 2023 and $1 billion of unsecured debt expected to mature in 2024. We also intend to enter into an amended and restated $300 million revolving credit facility due 2021. Proceeds from the refinancing will also be used to pay related fees and expenses of the refinancing. The proposed refinancing is subject to market conditions, and there can be no assurances that the proposed refinancing will be completed. If the refinancing of the Credit Facilities is successful, we will record a loss on extinguishment of debt in the fourth quarter of 2016, which we expect to be material.

On February 23, 2016, our board of directors authorized a three-year share repurchase program, under which we may repurchase up to $300 million of outstanding shares of our common stock. As of September 30, 2016, we have purchased $52 million of outstanding shares, which is included in treasury stock on the condensed consolidated statements of financial position.

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

As of September 30, 2016, we had posted $31 million in letters of credit, which were issued under the Revolving Credit Facility, and $95 million of cash, which is included in Restricted cash on the condensed consolidated statements of financial position, as collateral under our automobile, general liability and workers’ compensation insurance program. This amount is not related to the payments made in connection with the U.S. Virgin Islands matter. We may from time to time change the amount of cash or marketable securities used to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program.  The amount of cash or marketable securities utilized to satisfy these collateral requirements will depend on the relative cost of the issuance of letters of credit under the Revolving Credit Facility and our cash position.  Any change in cash or marketable securities used as collateral would result is a corresponding change in our available borrowing capacity under the Revolving Credit Facility.

Additionally, under the terms of our fuel swap contracts, we are required to post collateral in the event the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the agreement with the counterparty. As of September 30, 2016, the estimated fair value of our fuel swap contracts was a net asset of $1 million, and we had posted $3 million in letters of credit as collateral under our fuel hedging program, which were also issued under the Revolving Credit Facility. The continued use of letters of credit for this purpose in the future could limit our ability to post letters of credit for other purposes and could limit our borrowing availability under the Revolving Credit Facility. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

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

The Company has reached a settlement agreement to settle all civil claims of the affected family related to the U.S. Virgin Islands matter pursuant to which the Company paid $87 million in the third quarter of 2016.  The Company has also sought to settle all federal criminal consequences related to the U.S. Virgin Islands matter pursuant to which the Company expects to pay approximately $10 million. See Note 3 to the condensed consolidated financial statements for more details.

The Company has submitted to the IRS a voluntary correction proposal to remedy an administrative error related to its Profit Sharing and Retirement Plan. The Company’s current estimate of the cost of the correction ranges from $24 million to approximately $89 million. See Note 3 to the condensed consolidated financial statements for more details.

Fleet and Equipment Financing Arrangements

We have entered into the Fleet Agreement which, among other things, allows us to obtain fleet vehicles through a leasing program. We expect to fulfill substantially all of our vehicle fleet needs through the leasing program under the Fleet Agreement. For the nine months ended September 30, 2016, we acquired $50 million of vehicles through the leasing program under the Fleet Agreement. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement. We anticipate new lease financings for the full year 2016 will range from approximately $55 million to $65 million.

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

Furthermore, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payments of ordinary and extraordinary dividends by our home warranty and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of September 30, 2016, the total net assets subject to these third-party restrictions was $152 million. We expect that such limitations will be in effect for the foreseeable future. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

We consider undistributed earnings of our foreign subsidiaries as of September 30, 2016 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $20 million and $17 million as of September 30, 2016 and December 31, 2015, respectively. We have not repatriated, nor do we anticipate the need to repatriate, funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized in the following table.

	Nine Months Ended
	September 30,
(In millions)	2016	2015
Net cash provided from (used for):
Operating activities	$215	$290
Investing activities	(185)	(34)
Financing activities	(97)	(375)
Discontinued operations	—	(9)
Effect of exchange rate changes on cash	—	(1)
Cash decrease during the period	$(67)	$(129)

Operating Activities

Net cash provided from operating activities from continuing operations decreased $75 million to $215 million for the nine months ended September 30, 2016 compared to $290 million for the nine months ended September 30, 2015.

Net cash provided from operating activities for the nine months ended September 30, 2016 comprised $335 million in earnings adjusted for non-cash charges, offset, in part, by $90 million in payments related to fumigation matters and a $31 million increase in cash required for working capital (a $36 million increase excluding the working capital impact of accrued interest, restructuring and taxes). For the nine months ended September 30, 2016, working capital requirements were negatively impacted by seasonal activity and timing of payments related to self-insured claims.

Net cash provided from operating activities for the nine months ended September 30, 2015 comprised $317 million in earnings adjusted for non-cash charges, offset, in part, by a $27 million increase in cash required for working capital (a $5 million increase excluding the working capital impact of accrued interest, restructuring and taxes). For the nine months ended September 30, 2015, working capital requirements were negatively impacted by the timing of interest payments on the 2020 Notes and normal seasonal activity, offset, in part, by the timing of payments to vendors seasonal activity.

Investing Activities

Net cash used for investing activities from continuing operations was $185 million for the nine months ended September 30, 2016 compared to $34 million for the nine months ended September 30, 2015.

Capital expenditures increased to $45 million for the nine months ended September 30, 2016 from $30 million in the nine months ended September 30, 2015 and included recurring capital needs and information technology projects. We anticipate capital expenditures for the full year 2016 will range from approximately $50 million to $60 million, reflecting recurring capital needs and the continuation of investments in information systems and productivity enhancing technology. We expect to fulfill our ongoing vehicle fleet needs through vehicle capital leases. We have no additional material capital commitments at this time.

Proceeds from the sale of equipment and other assets was $7 million and $9 million for the nine months ended September 30, 2016 and 2015, respectively, primarily driven by the branch conversions at Merry Maids. The branches were sold for a total purchase price of $9 million and $12 million for which we received cash of $6 million and $9 million and provided financing of $2 million and $3 million in the nine months ended September 30, 2016 and 2015, respectively. As of October 10, 2016, the branch conversion process was complete.

Cash payments for acquisitions for the nine months ended September 30, 2016 totaled $86 million, compared with $31 million for the nine months ended September 30, 2015. On June 27, 2016, we acquired OneGuard Home Warranties for $61 million consisting of net cash consideration of $52 million and deferred payments of $9 million. Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. We expect to continue our tuck-in acquisition program at Terminix and to periodically evaluate other strategic acquisitions.

The increase in restricted cash of $95 million for the nine months ended September 30, 2016 represents cash held in trust as collateral under our automobile, general liability and workers’ compensation insurance program.

Cash flows provided from purchases, sales and maturities of securities, net, for the nine months ended September 30, 2016 and 2015 totaled $42 million and $25 million, respectively, and were driven by the maturity and sale of marketable securities at American Home Shield.

Cash flows used for notes receivable, net, for the nine months ended September 30, 2016 and 2015 totaled $5 million and $8 million, respectively, and were a result of a net increase in financing provided by SMAC to our franchisees and retail customers of our operating units.

Financing Activities

Net cash used for financing activities from continuing operations was $97 million for the nine months ended September 30, 2016 compared to $375 million for the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, we made scheduled principal payments on long-term debt of $50 million, repurchased $52 million of common stock and received $6 million from the issuance of common stock upon the exercise of stock options.

During the nine months ended September 30, 2015, we borrowed an incremental $578 million, made scheduled principal payments on long-term debt of $33 million and redeemed $390 million and $488 million in aggregate principal amount of the 8% 2020 Notes and 7% 2020 Notes, respectively, at a redemption price of 106.0% and 105.25%, respectively, of the principal amounts using available cash and the April and August Incremental Term Loans. Additionally, we paid $2 million in original issue discount, paid $5 million in debt issuance costs, paid $49 million for the call premium paid on the retirement of debt and received $14 million from the issuance of common stock during the nine months ended September 30, 2015.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any significant off-balance sheet arrangements.

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

Regulatory Matters

As previously disclosed, on July 21, 2016, TMX USVI and TMX LP, each an indirect, wholly-owned subsidiary of the Company, entered into the Superseding Plea Agreement in connection with the investigation initiated by DOJ into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands. The Superseding Plea Agreement was intended to resolve four misdemeanor charges of violations of the Federal Insecticide, Fungicide, and Rodenticide Act related to improper applications of methyl bromide. Those charges were set forth in an Information, dated March 29, 2016, in the matter styled United States of America v. The Terminix International Company Limited Partnership and Terminix International USVI, LLC.  At a hearing held on August 25, 2016, the United States District Court of the U.S. Virgin Islands rejected the Superseding Plea Agreement.  On August 31, 2016, the DOJ requested that the charges be dismissed, reserving its right to re-file the charges, in light of ongoing discussions to resolve the matter, and the court has granted that request. We continue to cooperate with the DOJ in an effort to resolve the matter in a manner consistent with the terms and conditions of the Superseding Plea Agreement.  While the Superseding Plea Agreement, and any modifications thereto, would not bind any other federal, state or local authority, the EPA has stated that it does not intend to initiate any administrative enforcement action or refer the matter to the DOJ for any civil enforcement once an appropriate plea agreement is approved by the court. We have previously recorded in the condensed consolidated statement of operations and comprehensive income total charges of $10 million in connection with the terms of the Superseding Plea Agreement.

The Superseding Plea Agreement and the payments contemplated thereunder would not resolve any civil or administrative claims for damages or other relief related to the U.S. Virgin Islands matter; however, we previously disclosed that we have formalized the terms of the settlement agreement, which includes customary releases and confidentiality provisions, and a civil court in Delaware has given the necessary approvals.  Accordingly, the civil claims for all four members of the Delaware family are resolved.  In the nine months ended September 30, 2016, we recorded within Fumigation related matters in the condensed consolidated statement of operations and comprehensive income a charge of $87 million in connection with the settlement agreement.  In the nine months ended September 30, 2015, we recorded within Cost of services rendered and products sold in the condensed consolidated statement of operations and comprehensive income a charge of $3 million related to the civil claims related to the U.S. Virgin Islands matter, which is an amount equal to the Company’s insurance deductible under its general liability insurance policies.

The amount and extent of any further potential penalties, fines, sanctions, costs and damages that the federal or other governmental authorities may yet impose, investigation or other costs and reputational harm, as well as the impact of any additional civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to the U.S. Virgin Islands matter, which could be material, is not currently known or reasonably estimable, and any such further penalties, fines, sanctions, costs or damages would not be covered under our general liability insurance policies.

As previously disclosed, on September 15, 2015, a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, styled Carl Robert McCaughey, et al. v. Terminix International Company Limited Partnership, Sunland Pest Control Services, Inc., et al. The lawsuit alleges that fumigation of a Florida family’s residence by Sunland, a subcontractor of TMX LP, resulted in serious injuries to one of the family’s children. We have recently formalized the terms of a settlement agreement, which includes customary releases and confidentiality provisions, and a civil court in Florida has given the necessary approvals. Accordingly, the civil claims of the affected family related to the Florida fumigation matter are now resolved, and the case has been dismissed. Under the terms of the settlement agreement, in addition to the amounts that the our insurance carriers have agreed to pay to the family pursuant to our general liability insurance policies, we will pay $3 million, an amount equal to the Company’s insurance deductible under its general liability insurance policies. In the nine months ended September 30, 2016, we recorded within Cost of services rendered and products sold in the condensed consolidated statement of operations and comprehensive income a charge of $3 million in connection with civil claims related to the Florida fumigation matter.

Information Regarding Forward-Looking Statements

This report contains forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial position; results of operations; cash flows; prospects; growth strategies or expectations; the ability to successfully complete the refinancing of the Credit Facilities; customer retention; the continuation of acquisitions, including the integration of any acquired company and risks relating to any such acquired company; fuel prices; attraction and retention of key personnel; the impact of fuel swaps; the valuation of marketable securities; estimates of accruals for self-insured claims related to workers’ compensation, auto and general liability risks; estimates of accruals for home warranty claims; estimates of future payments under operating and capital leases; estimates on current and deferred tax provisions; the outcome (by judgment or settlement) and costs of legal or administrative proceedings, including, without limitation, collective, representative or class action litigation; and the impact of prevailing economic conditions.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, could cause actual results and outcomes to differ from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

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

Interest Rate Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. In our opinion, the market risk associated with debt obligations and other significant instruments as of September 30, 2016 has not materially changed from December 31, 2015 (see Item 7A of the 2015 Form 10-K).

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 12 million gallons of fuel in 2016. As of September 30, 2016, a 10 percent change in fuel prices would result in a change of approximately $3  million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of September 30, 2016, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $38 million, maturing through 2018. The estimated fair value of these contracts as of September 30, 2016 was a net asset of $1 million. These fuel swap contracts provide a fixed price for approximately 69 percent, 79 percent and 28 percent of our estimated fuel usage for the remainder of 2016, 2017 and 2018, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer, Robert J. Gillette, and Senior Vice President and Chief Financial Officer, Alan J. M. Haughie, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Gillette and Haughie have concluded that both the design and operation of our disclosure controls and procedures were effective as of September 30, 2016.

Changes in internal control over financial reporting

No changes in our internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, on July 21, 2016, TMX USVI and TMX LP, each an indirect, wholly-owned subsidiary of the Company, entered into the Superseding Plea Agreement in connection with the investigation initiated by DOJ into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands. The Superseding Plea Agreement was intended to resolve four misdemeanor charges of violations of the Federal Insecticide, Fungicide, and Rodenticide Act related to improper applications of methyl bromide. Those charges were set forth in an Information, dated March 29, 2016, in the matter styled United States of America v. The Terminix International Company Limited Partnership and Terminix International USVI,

LLC.  At a hearing held on August 25, 2016, the United States District Court of the U.S. Virgin Islands rejected the Superseding Plea Agreement.  On August 31, 2016, the DOJ requested that the charges be dismissed, reserving its right to re-file the charges, in light of ongoing discussions to resolve the matter, and the court has granted that request. We continue to cooperate with the DOJ in an effort to resolve the matter in a manner consistent with the terms and conditions of the Superseding Plea Agreement.  While the Superseding Plea Agreement, and any modifications thereto, would not bind any other federal, state or local authority, the EPA has stated that it does not intend to initiate any administrative enforcement action or refer the matter to the DOJ for any civil enforcement once an appropriate plea agreement is approved by the court. We have previously recorded in the condensed consolidated statement of operations and comprehensive income total charges of $10 million in connection with the terms of the Superseding Plea Agreement.

The Superseding Plea Agreement and the payments contemplated thereunder would not resolve any civil or administrative claims for damages or other relief related to the U.S. Virgin Islands matter; however, we previously disclosed that we have formalized the terms of the settlement agreement, which includes customary releases and confidentiality provisions, and a civil court in Delaware has given the necessary approvals.  Accordingly, the civil claims for all four members of the Delaware family are resolved.  In the nine months ended September 30, 2016, we recorded within Fumigation related matters in the condensed consolidated statement of operations and comprehensive income a charge of $87 million in connection with the settlement agreement.  In the nine months ended September 30, 2015, we recorded within Cost of services rendered and products sold in the condensed consolidated statement of operations and comprehensive income a charge of $3 million related to the civil claims related to the U.S. Virgin Islands matter, which is an amount equal to the Company’s insurance deductible under its general liability insurance policies.

The amount and extent of any further potential penalties, fines, sanctions, costs and damages that the federal or other governmental authorities may yet impose, investigation or other costs and reputational harm, as well as the impact of any additional civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to the U.S. Virgin Islands matter, which could be material, is not currently known or reasonably estimable, and any such further penalties, fines, sanctions, costs or damages would not be covered under our general liability insurance policies.

As previously disclosed, on September 15, 2015, a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, styled Carl Robert McCaughey, et al. v. Terminix International Company Limited Partnership, Sunland Pest Control Services, Inc., et al. The lawsuit alleges that fumigation of a Florida family’s residence by Sunland, a subcontractor of TMX LP, resulted in serious injuries to one of the family’s children. We have recently formalized the terms of a settlement agreement, which includes customary releases and confidentiality provisions, and a civil court in Florida has given the necessary approvals. Accordingly, the civil claims of the affected family related to the Florida fumigation matter are now resolved, and the case has been dismissed. Under the terms of the settlement agreement, in addition to the amounts that the our insurance carriers have agreed to pay to the family pursuant to our general liability insurance policies, we will pay $3 million, an amount equal to the Company’s insurance deductible under its general liability insurance policies. In the nine months ended September 30, 2016, we recorded within Cost of services rendered and products sold in the condensed consolidated statement of operations and comprehensive income a charge of $3 million in connection with civil claims related to the Florida fumigation matter.

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

ITEM 1A. RISK FACTORS

You should carefully consider the factors described below, in addition to the other information set forth in this Quarterly Report on Form 10-Q. These risk factors are important to understanding the contents of this Quarterly Report on Form 10-Q and of other reports. Our reputation, business, financial position, results of operations and cash flows are subject to various risks. The risks and uncertainties described below are not the only ones relevant to us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also adversely impact our reputation, business, financial position, results of operations and cash flows.

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

A substantial portion of our results of operations is dependent upon spending by consumers. Deterioration in general economic conditions and consumer confidence, particularly in California, Texas and Florida, which collectively represented approximately one-third of our revenue in 2015 in our Terminix and American Home Shield segments, could affect the demand for our services. Consumer spending and confidence tend to decline during times of declining economic conditions. A worsening of macroeconomic indicators, including weak home sales, higher home foreclosures, declining consumer confidence or rising unemployment rates, could adversely affect consumer spending levels, reduce the demand for our services and adversely impact our business, financial position, results of operations and cash flows. These factors could also negatively impact the timing or the ultimate collection of accounts receivable, which would adversely impact our business, financial position, results of operations and cash flows.

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

Disruptions in credit or financial markets could, among other things, lead to impairment charges, make it more difficult for us to obtain, or increase our cost of obtaining, financing for our operations or investments or to refinance our indebtedness, cause our lenders to depart from prior credit industry practice and not give technical or other waivers under the $2,356 million Term Loan Facility and the $300 million Revolving Credit Facility to the extent we may seek them in the future, thereby causing us to be in default under the Credit Facilities. These disruptions also could cause our commercial customers to encounter liquidity issues that could lead to some of our services being cancelled or reduced, or that could result in an increase in the time it takes our customers to pay us, or that could lead to a decrease in pricing for our services and products, any of which could adversely affect our accounts receivable, among other things, and, in turn, increase our working capital needs. Volatile swings in the commercial real estate segment could also impact the demand for our services as landlords cut back on services provided to their tenants. In addition, adverse developments at federal, state and local levels associated with budget deficits resulting from economic conditions could result in federal, state and local governments decreasing their purchasing of our products or services and/or increasing taxes or other fees on businesses, including us, to generate more tax revenues, which could negatively impact spending by commercial customers and municipalities on our services.

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

The demand for our services and our results of operations are affected by weather conditions, including, without limitation, potential impacts, if any, from climate change, known and unknown, and by the seasonal nature of our termite and pest control services, home inspection services, home warranties and disaster restoration services. Adverse weather conditions (e.g., cooler temperatures or droughts), whether created by climate change factors or otherwise, can impede the development of the termite swarm and lead to lower demand for our termite remediation services. Severe winter storms can also impact our home cleaning business if personnel cannot travel to service locations due to hazardous road conditions. In addition, extreme temperatures can lead to an increase in service requests related to household systems and appliances in our American Home Shield business, resulting in higher claim frequency and costs and lower profitability. For example, in the third quarter of 2016, we experienced an increase in contract claims cost at American Home Shield driven by a higher number of HVAC work orders driven by high temperatures. These or other weather conditions could adversely impact our business, financial position, results of operations and cash flows.

Compliance with IRS rules for our 401(k) Plan could result in significant costs that adversely impact our financial position, results of operations and cash flows.

In 2008, we amended the 401(k) Plan to implement a QACA under the safe harbor provisions of the Code. QACA plans, in general, require automatic enrollment of employees into the retirement plan absent an affirmative election that such employees do not wish to participate.

Although we implemented processes to auto-enroll new hires after adopting the QACA plan in 2008, we have discovered that we did not auto-enroll then existing employees who were not participating in the 401(k) Plan. In response, we implemented an auto-enrollment process for affected active employees, and we submitted to the IRS a voluntary correction proposal to remedy the issue for prior years. Our current estimate of the cost of the correction ranges from $24 million to approximately $89 million. We recorded in the condensed consolidated statement of operations and comprehensive income charges of $24 million. However, there can be no assurances as to the ultimate costs of the correction.

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

In recent years, fuel prices have fluctuated widely, and previous increases in fuel prices increased our costs of operating vehicles and equipment. Although in the first nine months of 2016 fuel prices remained relatively low, there can be no assurances that rates will not return to historical levels. We cannot predict what effect global events or any future Middle East, Russia or other crisis could have on fuel prices, but it is possible that such events could lead to higher fuel prices. With respect to fuel, our fleet has been negatively impacted by significant increases in fuel prices in the past and could be negatively impacted in the future. Although we hedge a significant portion of our fuel costs, we do not hedge all of those costs. We expect to use approximately 12 million gallons of fuel in 2016. As of September 30, 2016, a ten percent change in fuel prices would result in a change of approximately $3 million in our annual fuel cost before considering the impact of fuel swap contracts. Fuel price increases can also result in increases in the cost of chemicals and other materials used in our business. We cannot predict the extent to which we may experience future increases in costs of fuel, chemicals, refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits, health care, vehicle, self‑insurance costs and other insurance premiums as well as various regulatory compliance costs and other operating costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, and the rates we pay to our subcontractors and suppliers may increase, any of which could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

As previously disclosed, on July 21, 2016, TMX USVI and TMX LP, each an indirect, wholly-owned subsidiary of the Company, entered into the Superseding Plea Agreement in connection with the investigation initiated by DOJ into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands. The Superseding Plea Agreement was intended to resolve four misdemeanor charges of violations of the Federal Insecticide, Fungicide, and Rodenticide Act related to improper applications of methyl bromide. Those charges were set forth in an Information, dated March 29, 2016, in the matter styled United States of America v. The Terminix International Company Limited Partnership and Terminix International USVI, LLC.  At a hearing held on August 25, 2016, the United States District Court of the U.S. Virgin Islands rejected the Superseding Plea Agreement.  On August 31, 2016, the DOJ requested that the charges be dismissed, reserving its right to re-file the charges, in light of ongoing discussions to resolve the matter, and the court has granted that request. We continue to cooperate with the DOJ in an effort to resolve the matter in a manner consistent with the terms and conditions of the Superseding Plea Agreement.  While the Superseding Plea Agreement, and any modifications thereto, would not bind any other federal, state or local authority, the EPA has stated that it does not intend to initiate any administrative enforcement action or refer the matter to the DOJ for any civil enforcement once an appropriate plea agreement is approved by the court. We have previously recorded in the condensed consolidated statement of operations and comprehensive income total charges of $10 million in connection with the terms of the Superseding Plea Agreement.

The amount and extent of any further potential penalties, fines, sanctions, costs and damages that the federal or other governmental authorities may yet impose, investigation or other costs and reputational harm, as well as the impact of any additional civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to the U.S. Virgin Islands matter, which could be material, is not currently known or reasonably estimable, and any such further penalties, fines, sanctions, costs or damages would not be covered under our general liability insurance policies.

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

For the nine months ended September 30, 2016 and the year ended December 31, 2015, $101 million and $132 million, respectively, of our consolidated revenue was received in the form of franchise revenues. Accordingly, our financial results are dependent in part upon the operational and financial success of our franchisees. Our franchisees, subcontractors, third‑party distributors and vendors are contractually obligated to operate their businesses in accordance with the standards set forth in our agreements with them. Each franchising brand also provides training and support to franchisees. However, franchisees, subcontractors, third‑party distributors and vendors are independent third parties that we do not control, and who own, operate and oversee the daily operations of their businesses. As a result, the ultimate success of any franchise operation rests with the franchisee. If franchisees do not successfully operate their businesses in a manner consistent with required standards, royalty payments to us will be adversely affected and our brands’ image and reputation could be harmed, which in turn could adversely impact our business, financial position, results of operations and cash flows. Similarly, if third‑party distributors, subcontractors, vendors and franchisees do not successfully operate their businesses in a manner consistent with required laws, standards and regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third‑party distributors, subcontractors, vendors and franchisees. In addition, our relationship with our franchisees, third‑party distributors, subcontractors and vendors could become strained (including resulting in litigation) as we impose new standards or assert more rigorous enforcement practices of the existing required standards. These strains in our relationships or claims could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

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

As of September 30, 2016, we had approximately $2.9 billion of total long‑term consolidated indebtedness outstanding.

As of September 30, 2016, there were $35 million of letters of credit outstanding and $265 million of available borrowing capacity under the Revolving Credit Facility. In addition, we are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to you. Because of our substantial indebtedness:

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

A significant portion of our outstanding indebtedness, including indebtedness incurred under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of September 30, 2016, each one percentage point change in interest rates would result in an approximately $17 million change in the annual interest expense on the Term Loan Facility after considering the impact of the effective interest rate swaps. Assuming all revolving loans were fully drawn as of September 30, 2016, each one percentage point change in interest rates would result in an approximately $3 million change in annual interest expense on the Revolving Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness.

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

There are third party restrictions on the ability of certain of our subsidiaries to transfer funds to us. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payment of ordinary and extraordinary dividends by our home warranty and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of September 30, 2016, the total net assets subject to these third party restrictions was $152 million. Such limitations are expected to be in effect for the foreseeable future.

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

The $2,323 million of outstanding borrowings under the Term Loan Facility, as of September 30, 2016, after including the unamortized portion of the original issue discount paid and the unamortized debt issuance costs, have a maturity date of July 1, 2021. The Revolving Credit Facility is scheduled to mature on July 1, 2019. We have announced our intent to refinance the Credit Facilities; however, we may be unable to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of indebtedness. Market disruptions, such as those experienced in 2008 and 2009, as well as our significant indebtedness levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short term and long term obligations could be adversely affected.

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

For example, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payment of ordinary and extraordinary dividends by our home warranty and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of September 30, 2016, the total net assets subject to these third-party restrictions was $152 million. Such limitations are expected to be in effect for the foreseeable future.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of October 21, 2016, we had 134,757,904 outstanding shares of common stock.

In July 2014, we filed a registration statement on Form S-8 under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of (i) stock options granted under these plans and (ii) other equity based awards granted under the Omnibus Incentive Plan, including approximately 2 million shares of our common stock that have been sold in the public market through the exercise of stock options as of October 21, 2016, are freely tradable under the Securities Act, unless purchased by our affiliates. As of October 21, 2016, there were stock options outstanding to purchase a total of 3,588,236 shares of our common stock, there were 453,316 shares of our common stock subject to restricted stock units and there were 109,881 shares of our common stock subject to performance share units. In addition, 6,827,153 shares of our common stock are reserved for future issuances under our Omnibus Incentive Plan.

On February 24, 2015, our board of directors approved and recommended for approval by our stockholders the Employee Stock Purchase Plan, which became effective for offering periods commencing July 1, 2015. The Employee Stock Purchase Plan is intended to qualify for the favorable tax treatment under Section 423 of the Code. Under the plan, eligible employees of the Company may purchase common stock, subject to IRS limits, during pre-specified offering periods at a discount established by the Company not to exceed 10 percent of the then current fair market value. On April 27, 2015, our stockholders approved the Employee Stock Purchase Plan with a maximum of one million shares of common stock authorized for sale under the plan. On November 3, 2015, we filed a registration statement on Form S-8 under the Securities Act to register the 1,000,000 shares of common stock that may be issued under the Employee Stock Purchase Plan and, as a result, all shares of common stock acquired under the Employee Stock Purchase Plan will be freely tradable under the Securities Act, unless purchased by our affiliates. As of October 21, 2016, 929,896 shares of our common stock are reserved for future issuances under the Employee Stock Purchase Plan.

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

Issuer Purchases of Equity Securities

			Total number of	Maximum dollar value
			shares purchased as	of shares that may yet
			part of publicly	be purchased under
	Total number of	Average price	announced plans or	the plans or programs
Period	shares purchased(1)	paid per share	programs	(in millions)
Jul. 1, 2016 through Jul. 31, 2016	—	$—	—	$283
Aug. 1, 2016 through Aug. 31, 2016	935,396	37.20	935,396	249
Sep. 1, 2016 through Sep. 30, 2016	25,374	36.97	25,374	248
Total	960,770	$37.19	960,770	$248

___________________________________

(1) All shares were acquired as part of our share repurchase program.

ITEM 5.  OTHER INFORMATION

Director Resignation

On October 28, 2016, John Krenicki, Jr. resigned as a member of our board of directors. Mr. Krenicki was appointed to the board as a designee of investment funds managed by, or affiliated with, Clayton, Dubilier & Rice, LLC, a former controlling stockholder of the Company.  Mr. Krenicki’s resignation from the board is the final step in the Company transitioning from a board of directors appointed by its former controlling stockholders.

Amendment to By-Laws

On October 28, 2016, the board of directors amended and restated the Company’s By-Laws to provide for the election of directors by a majority vote of stockholders, except in the case of contested elections.

ITEM 6. EXHIBITS [Open]

Exhibit Number	Description
3.1#	Third Amended and Restated By-Laws of ServiceMaster Global Holdings, Inc.

10.1

Superseding Plea Agreement entered into on July 21, 2016 by The Terminix International Company Limited Partnership and Terminix International USVI, LLC is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of ServiceMaster Global Holdings, Inc., filed July 28, 2016.

10.2#	ServiceMaster Deferred Compensation Plan, amended and restated as of October 28, 2016.

31.1#	Certification of Chief Executive Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase

101.DEF#	XBRL Taxonomy Extension Definition Linkbase

101.LAB#	XBRL Taxonomy Extension Label Linkbase

101.PRE#	XBRL Extension Presentation Linkbase

___________________________________

# Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 28, 2016

SERVICEMASTER GLOBAL HOLDINGS, INC.
(Registrant)

By:	/s/ Alan J. M. Haughie
Alan J. M. Haughie
Senior Vice President and Chief Financial Officer (Principal Financial Officer)