Form 10-K
period 2016-12-31
SERVICEMASTER GLOBAL HOLDINGS INC
filed 2017-02-24
CIK 1428875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-K

________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes ☐ No ☒

As of June 30, 2016, there were 135,442,846 shares of the registrant’s common stock outstanding, and the aggregate market value of the voting stock held by non-affiliates (assuming only for purposes of this computation that individuals then serving as our directors and executive officers may be affiliates) was approximately $5,360 million based on the closing price of common stock on the NYSE on June 30, 2016 of $39.80 per share.

The number of shares of the registrant’s common stock outstanding as of February 17, 2017: 134,157,101 shares of common stock, par value $0.01 per share.

Documents incorporated by reference:

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2017 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2016.

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

Overview

ServiceMaster Global Holdings, Inc. and its majority-owned subsidiary partnerships, limited liability companies and corporations (collectively, “ServiceMaster,” the “Company,” “we,” “us” and “our”) is a leading provider of essential residential and commercial services, operating through an extensive service network of more than 8,000 company‑owned locations and franchise and license agreements. Our mission is to simplify and improve the quality of our customers’ lives by delivering services that help them protect and maintain their homes or businesses, typically their most highly valued assets. We have leading market positions across the majority of the markets we serve, as measured by customer‑level revenue. Our portfolio of well‑recognized brands includes Terminix (termite and pest control), American Home Shield (home warranties), ServiceMaster Restore (disaster restoration), ServiceMaster Clean (janitorial), Merry Maids (residential cleaning), Furniture Medic (cabinet and wood furniture repair) and AmeriSpec (home inspection). Our strategy is to provide a differentiated service offering by promoting convenient service through the increasing use of our digital and mobile platform. We serve our residential and commercial customers through an employee base of approximately 13,000 company associates, 14,000 contractors and 34,000 employees of licensed franchisors.

For the year ended December 31, 2016, we had revenue, net income and Adjusted EBITDA of $2,746 million, $155 million and $667 million, respectively. In 2016, Terminix, our largest segment, represented approximately 55 percent of our revenue, while American Home Shield represented approximately 37 percent of our revenue and Franchise Services Group represented approximately 7 percent of our revenue. For a reconciliation of Adjusted EBITDA to net income, see “Selected Historical Financial Data.”

Approximately 98 percent of our 2016 revenue was generated by sales in the United States. A significant portion of our assets is located in the United States, and the consolidated book value of all assets located outside of the United States is not material. Organized in Delaware in 2007, ServiceMaster is the successor to various entities dating back to 1929. Financial information for each reportable segment and Corporate for 2016, 2015 and 2014 is contained in Note 3 to the consolidated financial statements.

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

We have significant size and scale, which we believe give us a number of competitive advantages. Terminix is one of the largest termite and pest control business in the United States, as measured by customer‑level revenue, and serves approximately 2.8 million customers across 47 states and the District of Columbia through approximately 300 company‑owned locations and approximately 25 franchise agreements. Additionally, we estimate American Home Shield to be approximately four times larger than its nearest competitor, as measured by revenue. American Home Shield serves approximately 1.9 million residential customers across all 50 states and the District of Columbia through a network of more than 14,000 licensed, independent home service contractor firms. Our Franchise Services Group serves both residential and commercial customers across all 50 states and the District of Columbia through approximately 4,600 franchise agreements. We believe our significant size and scale provide a competitive advantage in our purchasing power, route density, and marketing and operating efficiencies compared to smaller local and regional competitors. Our scale also facilitates the standardization of processes, shared learning and talent development across our entire organization.

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

Ownership

On July 24, 2007, we were taken private pursuant to a merger transaction, and, following the completion of the merger and other subsequent transactions, the significant majority of our outstanding common stock was owned by investment funds managed by, or affiliated with, Clayton, Dubilier & Rice, LLC (“CD&R”), JPMorgan Chase Funding Inc. (“JPMorgan”), StepStone Group LP (“StepStone”), the investment funds managed by StepStone and Ridgemont Partners Secondary Fund I, L.P. (“Ridgemont”) (collectively, the “Equity Sponsors”).

On June 25, 2014, our registration statement on Form S-1 for our initial public offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). On July 1, 2014, we completed the offering of 41,285,000 shares of our common stock at a price of $17.00 per share. During 2015, through secondary public offerings of our common stock, the selling stockholders completed the offering of an additional 80,711,763 shares of common stock. Since completion of the secondary public offerings in 2015, the Equity Sponsors have not held a significant amount of our common stock.

Refinancing of Indebtedness

On November 8, 2016, we entered into a $1,650 million term loan facility maturing November 8, 2023 (the “Term Loan Facility”) and a $300 million revolving credit facility maturing November 8, 2021 (the “Revolving Credit Facility”) (together with the Term Loan Facility, the “Credit Facilities”) and sold $750 million of 5.125% senior notes due November 15, 2024 (the “2024 Notes”). Borrowings under the Term Loan Facility and the 2024 Notes were used to repay the remaining outstanding $2,356 million in aggregate principal amount of the $2,400 million term loan facility maturing July 1, 2021 (the “Old Term Loan Facility”) (together with the $300 million revolving credit facility maturing July 1, 2019 (the “Old Revolving Credit Facility”), the “Old Credit Facilities”). In connection with the repayment, we recorded a loss on extinguishment of debt of $32 million in the year ended December 31, 2016, which includes the write-off of $14 million of original issue discount and $18 million of debt issuance costs.

Our Reportable Segments

Our operations are organized into three reportable segments: Terminix, American Home Shield and the Franchise Services Group (which includes ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec).

Terminix

Terminix is a leading provider of termite and pest control services in the United States, with approximately 22 percent market share, as measured by customer‑level revenue. In addition, Terminix is the most recognized brand in the industry with approximately 1.5x the unaided brand awareness of our next‑largest competitor, based on a study by Decision Analyst, Inc. periodically commissioned by us as part of our ongoing marketing efforts. Terminix specializes in protection against termite damage, rodents, insects and other pests, including cockroaches, spiders, wood‑destroying ants, ticks, fleas and bed bugs. Our services include termite remediation, annual termite inspection and prevention treatments with termite damage repair guarantees, periodic pest control services, insulation services, mosquito control, crawlspace encapsulation and wildlife exclusion.

For the year ended December 31, 2016, Terminix recorded revenue of $1,524 million and Adjusted EBITDA of $371 million. In 2016, 57 percent of Terminix revenue was generated from pest control services, which includes mosquito control, and 38 percent was generated from termite and other services, which includes crawlspace encapsulation, wildlife exclusion and insulation services, with the remaining five percent primarily from the distribution of pest control products. In 2016, 71 percent and 29 percent of pest control revenue was related to residential services and commercial services, respectively, and 92 percent and eight percent of revenue from termite and other services was related to residential and commercial services, respectively.

Approximately 80 percent of Terminix revenue comes from customers who enter into contracts with the option to renew annually. Typically, termite services require an initial inspection and the installation of a protective liquid barrier or bait stations surrounding the home. The protection plan contracts provide a guarantee for the repair of new damage resulting from termite infestation. After the first year, a customer has the option to renew the contract at a significantly reduced cost that extends the guarantee. Consequently, revenue generated from a renewal customer is less then revenue generated from a first-year termite customer.

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

Our focus on attracting and retaining customers begins with our associates in the field, who interact with our customers every day. Our associates bring a strong level of passion and commitment to the Terminix brand, as evidenced by the 10‑year and 8‑year average tenure of our branch managers and technicians, respectively. Our field organization is supported by dedicated customer service and call center personnel. Our culture of continuous improvement drives an intense focus on the quality of the services delivered, which we believe produces high levels of customer satisfaction and, ultimately, customer retention and referrals.

The Terminix national branch structure includes approximately 300 company-owned locations and approximately 25 franchise agreements, which serve approximately 2.8 million customers in 47 states and the District of Columbia. Terminix’s over 9,500 employees made a daily average of 50,000 visits to residential and commercial customer locations during 2016. Terminix also provides termite and pest control services through subsidiaries in Canada, Mexico, the Caribbean and Central America, as well as a joint venture in India. In addition, licensees of Terminix provide these services in Japan, South Korea, Southeast Asia, Central America, the Caribbean and the Middle East. In 2016, substantially all Terminix revenue was generated in the United States, with approximately two percent derived from international markets, with a presence in a total of 19 countries outside the United States through subsidiaries, a joint venture and licensing arrangements. Franchise fees from Terminix franchisees represented less than one percent of Terminix revenue in 2016. We estimate that customer‑level revenue for this segment was $1,847 million for the year ended December 31, 2016. Customer‑level revenue represents the total of our estimate of sales generated by our franchisees, a portion of which is included in our reported revenue from royalty fees, and sales generated by our company‑owned operations. More specifically, customer level revenue means: Terminix revenue of $1,524 million, less royalty fees of $10 million, plus estimated sales generated by our franchisees of $333 million.

Terminix Competitive Strengths

•	#1 recognized brand in U.S. termite and pest control services
•	Track record of high customer retention
•	Passionate and committed associates focused on delivering superior customer service
•	Expansive scale and deep market presence across a national footprint
•	Effective multi‑channel customer acquisition strategy
•	History of innovation leadership and introducing new products and services

American Home Shield

American Home Shield founded the home warranty industry in 1971 and remains the leading provider of home warranty plans for household systems and appliances in the United States, with approximately 44 percent market share in 2016, as measured by revenue. We estimate American Home Shield to be approximately four times larger than its nearest competitor, as measured by revenue. We believe that, as the market leader, American Home Shield can drive increasing use of home warranties given the low industry household penetration of approximately four percent. American Home Shield provides home warranty plans that cover the repair or replacement of major components of up to 21 household systems and appliances, including electrical, plumbing, central heating and air conditioning (HVAC) systems, water heaters, refrigerators, dishwashers and ovens/cook tops. Our warranty plans are generally structured as one‑year contracts with annual renewal options and, as a result, a significant portion of our revenue base in this segment is recurring.

For the year ended December 31, 2016, American Home Shield recorded revenue of $1,020 million and Adjusted EBITDA of $220 million. In 2016, 66 percent of American Home Shield revenue was derived from existing contract renewals, while 20 percent and 14 percent were derived from sales made in conjunction with existing home resale transactions and direct‑to‑consumer sales, respectively. In total, approximately 56 percent of our revenue base in 2016 represents customers in the direct‑to‑consumer sales market. We estimate that our share of the new sales market for contracts written in connection with existing home resales and direct‑to‑consumer sales in 2016 was 30 percent and 55 percent, respectively.

We believe that we have one of the largest contractor networks in the United States, comprised of more than 14,000 independent home service contractor firms. We carefully screen our contractors and closely monitor their performance based on a number of criteria, including feedback from customer satisfaction surveys. On an annual basis, our contractors respond to approximately four million service requests from approximately 1.9 million customers across all 50 states and the District of Columbia. Additionally, American Home Shield operates and takes service calls 24 hours a day, seven days a week. Furthermore, as a result of our large contractor network and sophisticated IT systems, we are able to promptly assign contractors to a job.

American Home Shield Competitive Strengths

•	#1 market position in the industry with 44 percent market share, estimated to be four times the size of the next largest competitor
•	Track record of high customer retention
•	Large, licensed national contractor network
•	Strong partnerships with leading national residential real estate firms
•	Core competency around direct‑to‑consumer marketing and lead generation

Franchise Services Group

ServiceMaster’s Franchise Services Group consists of the ServiceMaster Restore (disaster restoration), ServiceMaster Clean (janitorial), Merry Maids (residential cleaning), Furniture Medic (cabinet and wood furniture repair) and AmeriSpec (home inspection) businesses. Our businesses in this segment operate principally through franchisees. In 2014, we began converting company‑owned Merry Maids locations to franchises. As of October 10, 2016, the branch conversion process was complete.

For the year ended December 31, 2016, Franchise Services Group recorded revenue of $200 million and Adjusted EBITDA of $79 million. In 2016, approximately 60 percent of our revenue in this segment consisted of ongoing monthly royalty fees. Royalty fees are the amounts paid to us by our franchisees and are based upon a percentage of our franchisees’ customer‑level revenue. We estimate that the customer‑level revenue for this segment was $2,519 million for the year ended December 31, 2016. Customer level revenue means: Franchise Services Group revenue of $200 million, less royalty fees of $120 million, plus estimated sales generated by our franchisees of $2,439 million.

We believe that each business holds a leading market position in its respective category and that our scale and national presence create competitive advantages for us in attracting and retaining franchisees. We are able to invest in best‑in‑class systems, training and process development, provide multiple levels of marketing support and direct new business leads to our franchisees through our relationships with major insurance carriers and national account customers. The depth of our franchisee support is evidenced by the long average tenure of our franchisees, many of whom have partnered with ServiceMaster for over 25 years. Our Franchise Services Group serves both residential and commercial customers across all 50 states and the District of Columbia through approximately 4,600 franchise agreements, with additional locations in nine other countries.

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

Our Market Opportunity

Termite and Pest Control Industry

The outsourced market for residential and commercial termite and pest control services in the United States was approximately $7.8 billion in 2015, according to Specialty Consultants, LLC. We estimate that there are approximately 20,000 U.S. termite and pest control companies, nearly all of which have fewer than 100 employees.

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

Pest infestations may damage a home or business while also carrying the risk of the spread of diseases. Moreover, for many commercial facilities, pest control is essential to regular operations and regulatory compliance (e.g., hotels, restaurants and healthcare facilities). As a result of these dynamics, the pest control industry experiences high rates of renewal for its pest inspection and treatment contracts. Pest control services are often delivered on a contracted basis through regularly scheduled service visits, which include an inspection of premises and application of pest control materials. We estimate that approximately 35 percent of targeted U.S. households currently use a professional pest exterminator.

Both termite and pest activity are affected by weather. Termite activity increases during the spring and summer months, the intensity of which varies based on weather. Similarly, pest activity tends to accelerate in the spring months when warmer temperatures arrive in many U.S. regions. However, the high proportion of termite and pest control services which are contracted and recurring, as well as the high renewal rates for those services, limit the effect of weather anomalies on the termite and pest control industry in any given year.

Home Warranty Industry

We estimate that the U.S. home warranty market was approximately $2.3 billion in 2016. The home warranty market is characterized by low household penetration, which we estimate to be approximately four percent. The home warranty industry offers plans that protect a homeowner against costly repairs or replacement of covered household systems and appliances. Typically having a one‑year term, coverage varies based on a menu of plan options. The most commonly covered items include major components of electrical, plumbing, central heating and air conditioning (HVAC) systems, water heaters, refrigerators, dishwashers and ovens/cook tops. The home warranty industry is characterized by a high level of customer interaction and service requirements. This combination of a high‑touch/high‑service business model and the protection from unexpected repair expenses it provides to the customer has led to high renewal rates in the home warranty industry.

As consumer demand shifts towards more outsourced services, we believe that there is an opportunity for American Home Shield, a reliable, scaled service provider with a national, licensed contractor network, to increase market share and household penetration. Additionally, we believe that increasingly complex household systems and appliances may further highlight the value proposition of professional repair services and, accordingly, the coverage offered by a home warranty.

One of the drivers of sales of new home warranties is the number of existing homes sold in the United States, since a home warranty is often recommended by a real estate sales professional or offered by the seller of a home in conjunction with a real estate resale transaction. According to the National Association of Realtors, existing home resales, as measured in units, increased by approximately three percent in 2016 compared to 2015. Approximately 20 percent of American Home Shield revenue in 2016 was tied directly to existing home resale transactions.

Key Franchise Services Group Industries

Disaster Restoration (ServiceMaster Restore). We estimate that the U.S. disaster restoration market was approximately $15 billion in 2016, approximately two‑thirds of which is related to residential customers and the remainder related to commercial customers. Most emergency response work results from emergency situations for residential and commercial customers, such as fires and flooding. Extreme weather events and natural disasters also provide demand for emergency response work. Critical factors in the selection of an emergency response firm are the firm’s reputation, relationships with insurers, available resources, proper insurance and credentials, quality of service, timeliness and responsiveness. This market is highly fragmented, with two large players, including ServiceMaster Restore, and we believe there are opportunities for growth for scaled service providers.

Janitorial (ServiceMaster Clean). We estimate that the U.S. janitorial services market was approximately $53 billion in 2016. The market is highly fragmented with more than 900,000 companies competing in the janitorial space, a significant majority of which have five or fewer employees.

Residential Cleaning (Merry Maids). We estimate that the U.S. residential professional cleaning services market was approximately $3 billion in 2016. Competition in this market comes mainly from local, independently-owned firms, and from a few national companies.

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

Diverse Revenue Streams across Customers and Geographies. ServiceMaster is diversified in terms of customers and geographies. We operate in all 50 states and the District of Columbia. Our Terminix business, which accounted for 55 percent of our revenue in 2016, served approximately 2.8 million customers. American Home Shield, which accounted for 37 percent of our revenue in 2016, responded to approximately four million service requests from approximately 1.9 million customers. Our diverse customer base and geographies help to mitigate the effect of adverse market conditions and other risks in any particular geography or customer segment we serve. We therefore believe the size and scale of our company provide us with added protection from risk relative to our smaller local and regional competitors.

High‑Value Service Offerings Resulting in High Retention and Recurring Revenues. We believe our high annual customer retention demonstrates the highly valued nature of the services we offer and the high level of execution and customer service that we provide. Many of our technicians have built long‑standing, personal relationships with their customers. We believe these personal bonds, often forged over decades, help to drive customer loyalty and retention. As a result of our high retention and long‑standing customer relationships, we enjoy significant visibility and stability in our business, and these factors limit the effect of adverse economic cycles on our revenue base. We experienced these advantages during the most recent economic downturn, when we were able to grow revenue in each year from 2008 to 2016.

Capital‑Light Business Model. Our business model is characterized by strong Adjusted EBITDA margins, negative working capital and limited capital expenditure requirements. For the year ended December 31, 2016, 2015 and 2014, our net cash provided from operating activities from continuing operations was $325 million, $398 million and $289 million, respectively, and our property additions were $56 million, $40 million and $35 million, respectively. Free Cash Flow was $270 million, $358 million and $274 million for the year ended December 31, 2016, 2015 and 2014, respectively. For a reconciliation of Free Cash Flow to net cash provided from operating activities from continuing operations, which we consider to be the most directly comparable financial measure presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), see “Selected Historical Financial Data.”

Resilient Financial Model with Track Record of Consistent Performance.

Solid revenue and Adjusted EBITDA growth through business cycles. Our consolidated revenue and Adjusted EBITDA compound annual growth rates from 2011 through 2016 were five percent and 11 percent, respectively. We believe that our strong performance through the recent economic and housing downturns is attributable to the essential nature of our services, our strong value proposition and our management’s focus on driving results.

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

Operational and Customer Service Excellence Driven by Superior People Development. We are constantly focused on improving customer service. The customer experience is at the foundation of our business model, and we believe that each employee is an extension of ServiceMaster’s reputation. We employ rigorous hiring and training practices and continuously analyze our operating metrics to identify potential improvements in service and productivity. Technicians in our Terminix branches have an average tenure of eight years, creating continuity in customer relationships and ensuring the development of best practices based on on‑the‑ground experience. We also provide our field personnel with access to sophisticated data management and mobility tools which enable them to drive efficiencies, improve customer service and ultimately grow our customer base and profitability.

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

Our Strategy

Grow Our Customer Base. We are focused on the growth of our businesses through the introduction and delivery of high‑value services to new and existing customers. We deliver our services through three primary channels:

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

Grow Our Commercial Business. Our revenue from commercial customers comprised approximately 13 percent of our 2016 revenue. We believe we are well positioned to leverage our national coverage, brand strength and broad service offerings to target large multi‑regional accounts. We believe these capabilities provide us with a meaningful competitive advantage, especially compared to smaller local and regional competitors. We recognize that many of these large accounts seek to outsource or reduce the number of vendors used for certain services, and, accordingly, we have reenergized our marketing approach in this channel. At Terminix, for example, we have hired a dedicated sales team to focus on the development of commercial sales. Our commercial expansion strategy targets industries with a demonstrated need for our services, including healthcare, manufacturing, warehouses, hotels and commercial real estate.

Enhance Our Profitability. We have and will continue to invest in initiatives designed to improve our margins and drive profitable growth. We have been able to increase productivity across our segments through actions such as continuous process improvement, targeted systems investments, sales force initiatives and technician mobility tools. We also focus on strategically capitalizing on our purchasing power to achieve more favorable pricing and terms. In addition, we have rolled out tools and processes to centralize and systematize pricing decisions. These tools and processes enable us to optimize pricing at the geographic market and product level while creating a flexible and scalable pricing architecture that can grow with the business. We intend to leverage these investments as well as identify further opportunities to enhance profitability across our businesses.

Pursue Selective Acquisitions. From 2012 through 2016, we have completed over 120 acquisitions. On June 27, 2016, we acquired OneGuard Home Warranties (“OneGuard”) for a total purchase price of $61 million, and on November 30, 2016, we acquired Landmark Home Warranty, LLC (“Landmark”) for a total purchase price of $39 million.  In 2016, we completed several pest control and termite acquisitions for a total purchase price of $43 million. We anticipate that the highly fragmented nature of our markets will continue to create opportunities for further consolidation. As we have in the past, we will continue to take advantage of tuck‑in as well as strategic acquisition opportunities, particularly in underserved markets where we can enhance and expand our service capabilities. We seek to use acquisitions to cost‑effectively grow our customer count and enter high‑growth geographies. We may also pursue acquisitions as vehicles for strategic international expansion.

Sales and Marketing

We market our services to both homeowners and businesses on a national and local level through various means, including the internet, direct mail, television and radio advertising, print advertisements, marketing partnerships, telemarketing, various social media channels and through national sales teams. Additionally, in our American Home Shield segment, we partner with various participants in the residential real estate marketplace, such as real estate brokerages and some financial institutions and insurance carriers.

Service Marks, Trademarks and Trade Names

We hold various service marks, trademarks and trade names, such as ServiceMaster, Terminix, American Home Shield, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec, that we deem particularly important to the advertising activities conducted by each of our reportable segments as well as the franchising activities conducted by certain reportable segments. As of December 31, 2016, we had marks that were protected by registration (either by direct registration or by treaty) in the United States and approximately 90 other countries.

Franchises

Franchises are important to the Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. In 2016, 2015 and 2014, total franchise fees (monthly royalty fees as well as initial fees from sales of franchises and licenses) were $135 million, $132 million and $132 million, respectively, related franchise operating expenses were $52 million, $57 million and $61 million, respectively, and total profits from our franchised operations were $83 million, $75 million and $71 million, respectively. Nearly all of the franchise fees received by our Franchise Services Group segment are derived from the ServiceMaster Restore, ServiceMaster Clean and Merry Maids businesses. Franchise fees from our Terminix franchisees represented less than one percent of Terminix revenue for each of those years. We evaluate the performance of our franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. Franchise agreements entered into in the course of these businesses are generally for a term of five years. The majority of these franchise agreements are renewed prior to expiration. Internationally, we have license agreements, whereby licensees provide services under our brand names that would ordinarily be provided by franchisees in the United States. The majority of international licenses are for 10‑year terms.

Customers and Geographies

We have no single customer that accounts for more than two percent of our consolidated revenue. Additionally, no reportable segment has a single customer that accounts for more than five percent of its revenue. None of our reportable segments is dependent on a single customer or a few customers, the loss of which would have a material adverse effect on the segment.

A significant percentage of our revenue is concentrated in the southern and western regions of the United States. In our Terminix and American Home Shield segments, California, Texas and Florida collectively accounted for approximately one‑third of the revenue in 2016.

Competition

We compete in residential and commercial services industries, focusing on termite and pest control, home warranties, disaster restoration, janitorial, residential cleaning, cabinet and wood furniture repair and home inspection. We compete with many other companies in the sale of our services, franchises and products. The principal methods of competition in our businesses include quality and speed of service, name recognition and reputation, customer satisfaction, brand awareness, pricing and promotions, professional sales forces and referrals. While we compete with a broad range of competitors in each discrete segment, we do not believe that any of our competitors provides all of the services we provide in all of the market segments we serve. All of the primary segments in which we operate are highly fragmented.

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

Janitorial

Competition in the market for janitorial services comes mainly from local, independently‑owned firms and a few national professional janitorial firms such as ABM Industries Incorporated, Jani‑King International, Inc., Aramark and Jan-Pro Franchise International, Inc.

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

Information Technology

We have invested in information systems and software packages designed to allow us to grow efficiently, deliver and implement nationally, while retaining local and regional flexibility. We believe this provides us with a competitive advantage in our operations. Our sophisticated IT systems enable us to provide a high level of convenience and service to our customers. In 2016, Terminix launched a new sales mobility platform to enhance the customer sales experience and allow sales professionals to more easily bundle diverse product offerings. Similarly, American Home Shield’s call centers, which operate and take service calls 24 hours a day, seven days a week, are able to promptly assign contractors to a job.

Employees

The average number of persons employed by us during 2016 was approximately 13,000. None of our employees in the United States are represented by collective bargaining agreements.

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

These international, federal, state, provincial and local laws and regulations include laws relating to consumer protection, wage and hour, deceptive trade practices, permitting and licensing, state contractor laws, real estate settlements, workers’ safety, tax, healthcare reforms, franchise-related issues, collective bargaining and other labor matters, environmental and employee benefits. The Terminix business must also meet certain Department of Transportation and Federal Motor Carrier Safety Administration requirements with respect to certain vehicles in its fleet. Terminix is regulated by federal, state and local laws, ordinances and regulations which are enforced by pest control boards, environmental protection agencies and similar government entities. American Home Shield is regulated in certain states by the applicable state insurance regulatory authority and by the Real Estate Commission in Texas. Terminix, ServiceMaster Clean and Merry Maids use products containing ingredients regulated by the U.S. Environmental Protection Agency (the “EPA”), and ServiceMaster Clean is subject to licensing and certification requirements for applying disinfectants, sanitizers and other EPA registered products in certain states. AmeriSpec is regulated by various state and local home inspection laws and regulations.

Environmental, Health and Safety Matters

Our businesses are subject to various international, federal, state and local laws and regulations regarding environmental, health and safety matters. Among other things, these laws regulate the emission or discharge of materials into the environment, govern the use, storage, treatment, disposal, transportation and management of hazardous substances and wastes and protect the health and safety of our employees. These laws also impose liability for the costs of investigating and remediating, and damages resulting from, present and past releases of hazardous substances, including releases by prior owners or operators of sites we currently own or operate.

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

We cannot predict the effect of possible future environmental laws on our operations. Changes in, or new interpretations of, existing laws, regulations or enforcement policies, the discovery of previously unknown contamination, or the imposition of other environmental liabilities or obligations in the future, may lead to additional compliance or other costs. During 2016, there were no material capital expenditures for environmental control facilities, and there are no material expenditures anticipated for 2017 or 2018 related to such facilities.

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

ITEM 1A. RISK FACTORS

You should carefully consider the factors described below, in addition to the other information set forth in this Annual Report on Form 10-K. These risk factors are important to understanding the contents of this Annual Report on Form 10-K and of other reports. Our reputation, business, financial position, results of operations and cash flows are subject to various risks. The risks and uncertainties described below are not the only ones relevant to us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially and adversely affect our reputation, business, financial position, results of operations and cash flows.

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

A substantial portion of our results of operations is dependent upon spending by consumers. Deterioration in general economic conditions and consumer confidence, particularly in California, Texas and Florida, which collectively represented approximately one‑third of our revenue in 2016 in our Terminix and American Home Shield segments, could affect the demand for our services. Consumer spending and confidence tend to decline during times of declining economic conditions. A worsening of macroeconomic indicators, including weak home sales, higher home foreclosures, declining consumer confidence or rising unemployment rates, could adversely affect consumer spending levels, reduce the demand for our services and adversely impact our business, financial position, results of operations and cash flows. These factors could also negatively impact the timing or the ultimate collection of accounts receivable, which would adversely impact our business, financial position, results of operations and cash flows.

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

Adverse credit and financial market events and conditions could, among other things, impede access to or increase the cost of financing or cause our commercial and governmental customers to incur liquidity issues that could lead to some of our services not being purchased or being cancelled, any of which could have an adverse impact on our business, financial position, results of operations and cash flows.

Disruptions in credit or financial markets could, among other things, lead to impairment charges, make it more difficult for us to obtain, or increase our cost of obtaining, financing for our operations or investments or to refinance our indebtedness, cause our lenders to depart from prior credit industry practice and not give technical or other waivers under the $1,650 million Term Loan Facility and the $300 million Revolving Credit Facility to the extent we may seek them in the future, thereby causing us to be in default under the Credit Facilities. These disruptions also could cause our commercial customers to encounter liquidity issues that could lead to some of our services being cancelled or reduced, or that could result in an increase in the time it takes our customers to pay us, or that could lead to a decrease in pricing for our services and products, any of which could adversely affect our accounts receivable, among other things, and, in turn, increase our working capital needs. Volatile swings in the commercial real estate segment could also impact the demand for our services as landlords cut back on services provided to their tenants. In addition, adverse developments at federal, state and local levels associated with budget deficits resulting from economic conditions could result in federal, state and local governments decreasing their purchasing of our products or services and/or increasing taxes or other fees on businesses, including us, to generate more tax revenues, which could negatively impact spending by commercial customers and municipalities on our services.

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

The demand for our services and our results of operations are affected by weather conditions, including, without limitation, potential impacts, if any, from climate change, known and unknown, and by the seasonal nature of our termite and pest control services, home inspection services and disaster restoration services. Adverse weather conditions (e.g., cooler temperatures or droughts), whether created by climate change factors or otherwise, can impede the development of  termite swarms and lead to lower demand for our termite control services. Extreme temperatures can lead to an increase in service requests related to household systems in our American Home Shield business, resulting in higher claim frequency and costs and lower profitability. For example, in the third quarter of 2016, we experienced an increase in contract claims cost at American Home Shield driven by a higher number of HVAC work orders driven by high temperatures. These or other weather conditions could adversely impact our business, financial position, results of operations and cash flows.

Compliance with United States Internal Revenue Service (“IRS”) rules for our 401(k) Plan could result in significant costs that adversely impact our financial position, results of operations and cash flows.

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

Although we implemented processes to auto-enroll new hires after adopting the QACA plan in 2008, we have discovered that we did not auto-enroll then existing employees who were not participating in the 401(k) Plan. In response, we implemented an auto-enrollment process for affected active employees, and we submitted to the IRS a voluntary correction proposal to remedy the issue for prior years. Our current estimate of the cost of the correction ranges from $25 million to approximately $92 million. We have recorded within Selling and administrative expenses in the consolidated statement of operations and comprehensive income total charges of $25 million. However, there can be no assurances as to the ultimate costs of the correction.

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

Fuel prices are subject to market volatility. Previous increases in fuel prices increased our costs of operating vehicles and equipment. Although fuel prices remained relatively low during 2016, there can be no assurances that rates will not return to historical levels. We cannot predict what effect global events or any future Middle East, Russia or other crisis could have on fuel prices, but it is possible that such events could lead to higher fuel prices. With respect to fuel, our fleet has been negatively impacted by significant increases in fuel prices in the past and could be negatively impacted in the future. Although we hedge a significant portion of our fuel costs, we do not hedge all of those costs. We expect to use approximately 14 million gallons of fuel in 2017. As of December 31, 2016, a ten percent change in fuel prices would result in a change of approximately $3 million in our annual fuel cost before considering the impact of fuel swap contracts. Fuel price increases can also result in increases in the cost of chemicals and other materials used in our business. We cannot predict the extent to which we may experience future increases in costs of fuel, chemicals, refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits, health care, vehicle maintenance, contractor costs, self‑insurance costs and other insurance premiums, as well as various regulatory compliance costs and other operating costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, which could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

On July 21, 2016, Terminix International USVI, LLC (“TMX USVI”) and The Terminix International Company Limited Partnership (“TMX LP”), each an indirect, wholly-owned subsidiary of the Company, entered into a superseding Plea Agreement (the “Superseding Plea Agreement”) in connection with the investigation initiated by the United States Department of Justice Environmental Crimes Section (the “DOJ”) into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands. The Superseding Plea Agreement was intended to resolve four misdemeanor charges of violations of the Federal Insecticide, Fungicide, and Rodenticide Act related to improper applications of methyl bromide. Those charges were set forth in an Information, dated March 29, 2016, in the matter styled United States of America v. The Terminix International Company Limited Partnership and Terminix International USVI, LLC.  At a hearing held on August 25, 2016, the United States District Court of the U.S. Virgin Islands (the “District Court”) rejected the Superseding Plea Agreement.  On August 31, 2016, the DOJ requested that the charges be dismissed, reserving its right to re-file the charges, in light of ongoing discussions to resolve the matter. The District Court granted that request, and the March 29, 2016 Information was dismissed.

On January 20, 2017, TMX USVI and TMX LP entered into a new Plea Agreement (the “New Plea Agreement”) with the DOJ, which has been filed with the District Court, and replaces the Superseding Plea Agreement. Under the New Plea Agreement, TMX USVI and TMX LP have agreed to plead guilty to four misdemeanor charges of violations of the Federal Insecticide, Fungicide, and Rodenticide Act related to improper applications of methyl bromide, as set forth in a new Information filed on January 20, 2017 with the District Court that is substantially similar to the March 29, 2016 Information. Under the terms of the New Plea Agreement, the parties agree and jointly recommend to the District Court that (i) TMX USVI and TMX LP each pay a fine of $4 million (total of $8 million); (ii) TMX USVI pay $1 million to the EPA for costs incurred by the EPA for the response and clean-up of the affected units at the resort in St. John; (iii) TMX USVI make a community service payment of $1 million to the National Fish and Wildlife Foundation for the purpose of engaging a third party to provide training to pesticide applicators in the U.S. Virgin Islands; and (iv) both TMX USVI and TMX LP serve a three-year probation period, subject to the special conditions of probation under the

New Plea Agreement. The total financial terms of the recommended sentence under the New Plea Agreement are equivalent in total amount to the financial terms under the Superseding Plea Agreement.  Unlike the Superseding Plea Agreement, however, the New Plea Agreement is non-binding on the District Court. It is possible that the District Court could use its discretion to impose fines or other terms different than those in the New Plea Agreement. If approved by the District Court, and upon compliance with the terms and conditions of the New Plea Agreement, the New Plea Agreement will resolve the federal criminal consequences associated with the DOJ investigation. The New Plea Agreement does not bind any other federal, state or local authority; however, the EPA has indicated that it does not intend to initiate any administrative enforcement action or refer the matter to the DOJ for any civil enforcement action if the New Plea Agreement is approved by the District Court.

We have recorded within Fumigation related matters in the consolidated statement of operations and comprehensive income charges of $2 million and $8 million in the years ended December 31, 2016 and 2015, respectively, in connection with the aforementioned criminal matter. The amount and extent of any further potential penalties, fines, sanctions, costs and damages that the federal or other governmental authorities may yet impose, investigation or other costs and reputational harm, as well as the impact of any additional civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to the U.S. Virgin Islands matter, which could be material, is not currently known or reasonably estimable, and any such further penalties, fines, sanctions, costs or damages would not be covered under our general liability insurance policies. On December 16, 2016, the U.S. Virgin Islands Department of Justice filed a civil complaint in the Superior Court of the Virgin Islands related to the aforementioned fumigation incident in a matter styled Government of the United States Virgin Islands v. The ServiceMaster Company, LLC, The Terminix International Company Limited Partnership, and Terminix International USVI, LLC. We have not recorded any charge for this new civil lawsuit.

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

Our businesses are subject to significant international, federal, state, provincial and local laws and regulations. These laws and regulations include laws relating to consumer protection, wage and hour requirements, franchising, the employment of immigrants, labor relations, permitting and licensing, building code requirements, workers’ safety, the environment, insurance and home warranties, employee benefits, marketing (including, without limitation, telemarketing) and advertising, the application and use of pesticides and other chemicals. In particular, we anticipate that various international, federal, state, provincial and local governing bodies may propose additional legislation and regulation that may be detrimental to our business or may substantially increase our operating costs, including increases in the minimum wage; environmental regulations related to chemical use, climate change, equipment efficiency standards, refrigerant production and use and other environmental matters; other consumer protection laws or regulations; health care coverage; or “do‑not‑knock,” “do‑not‑mail,” “do‑not‑leave” or other marketing regulations. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our businesses and changes to such requirements may adversely affect our business, financial position, results of operations and cash flows. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in lawsuits, enforcement actions and other claims by third parties or governmental authorities, suffer losses to our reputation, suffer the loss of licenses or incur penalties that may affect how our business is operated, which, in turn, could have a material adverse impact on our business, financial position, results of operations and cash flows.

Our franchisees, subcontractors, third‑party distributors and vendors could take actions that could harm our business.

For the years ended December 31, 2016 and 2015, $135 million and $132 million, respectively, of our consolidated revenue was received in the form of franchise revenues. Accordingly, our financial results are dependent in part upon the operational and financial success of our franchisees. Our franchisees, subcontractors, third‑party distributors and vendors are contractually obligated to operate their businesses in accordance with the standards set forth in our agreements with them. Each franchising brand also provides training and support to franchisees. However, franchisees, subcontractors, third‑party distributors and vendors are independent third parties that we do not control, and who own, operate and oversee the daily operations of their businesses. As a result, the ultimate success of any franchise operation rests with the franchisee. If franchisees do not successfully operate their businesses in a manner consistent with required standards, royalty payments to us will be adversely affected and our brands’ image and reputation could be harmed, which in turn could adversely impact our business, financial position, results of operations and cash flows. Similarly, if third‑party distributors, subcontractors, vendors and franchisees do not successfully operate their businesses in a manner consistent with required laws, standards and regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third‑party distributors, subcontractors, vendors and franchisees. In addition, our relationship with our franchisees, third‑party distributors, subcontractors and vendors could become strained (including resulting in litigation) as we impose new standards or assert more rigorous enforcement practices of the existing required standards. These strains in our relationships or claims could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

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

Our business process outsourcing initiatives have increased our reliance on third‑party vendors and may expose our business to harm upon the termination or disruption of our third‑party vendor relationships.

Our strategy to increase profitability, in part, by reducing our costs of operations includes the implementation of certain business process outsourcing initiatives. Any disruption, termination or substandard performance of these outsourced services, including possible breaches by third‑party vendors of their agreements with us, could adversely affect our brands, reputation, customer relationships, financial position, results of operations and cash flows. Also, to the extent a third‑party outsourcing provider relationship is terminated, there is a risk of disputes or litigation and that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that we consider favorable, and even if we find an alternate provider, or choose to insource such services, there are significant risks associated with any transitioning activities. In addition, to the extent we decide to terminate outsourcing services and insource such services, there is a risk that we may not have the capabilities to perform these services internally, resulting in a disruption to our business, which could adversely impact our reputation, business, financial position, results of operations and cash flows. We could incur costs, including personnel and equipment costs, to insource previously outsourced services like these, and these costs could adversely affect our results of operations and cash flows.

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

As of December 31, 2016, we had approximately $2.8 billion of total long‑term consolidated indebtedness outstanding.

As of December 31, 2016, there were $35 million of letters of credit outstanding and $265 million of available borrowing capacity under the Revolving Credit Facility. In addition, we are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to you. Because of our substantial indebtedness:

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

A significant portion of our outstanding indebtedness, including indebtedness incurred under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of December 31, 2016, each one percentage point change in interest rates would result in an approximately $10 million change in the annual interest expense on the Term Loan Facility after considering the impact of the effective interest rate swaps. Assuming all revolving loans were fully drawn as of December 31, 2016, each one percentage point change in interest rates would result in an approximately $3 million change in annual interest expense on the Revolving Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness.

A lowering or withdrawal of the ratings, outlook or watch assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our indebtedness currently has a non‑investment grade rating, and any rating, outlook or watch assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, current or future circumstances relating to the basis of the rating, outlook or watch, such as adverse changes to our business, so warrant. Any future lowering of our ratings, outlook or watch likely would make it more difficult or more expensive for us to obtain additional debt financing.

The agreements and instruments governing our indebtedness contain restrictions and limitations that could significantly impact our ability to operate our business.

The Credit Facilities contain covenants that, among other things, restrict our ability to:

•	incur additional indebtedness (including guarantees of other indebtedness);
•	receive dividends from certain of our subsidiaries, redeem stock or make other restricted payments, including investments and, in the case of the Revolving Credit Facility, make acquisitions;
•	prepay, repurchase or amend the terms of certain outstanding indebtedness;
•	enter into certain types of transactions with affiliates;
•	transfer or sell assets;
•	create liens;
•	merge, consolidate or sell all or substantially all of our assets; and
•	enter into agreements restricting dividends or other distributions by our subsidiaries.

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

We are a holding company, and as such we have no independent operations or material assets other than ownership of equity interests in our subsidiaries. We depend on our subsidiaries to distribute funds to us so that we may pay obligations and expenses, including satisfying obligations with respect to indebtedness. Our ability to make scheduled payments on, or to refinance our obligations under, our indebtedness depends on the financial and operating performance of our subsidiaries and their ability to make distributions and dividends to us, which, in turn, depends on their results of operations, cash flows, cash requirements, financial position and general business conditions and any legal and regulatory restrictions on the payment of dividends to which they may be subject, many of which may be beyond our control.

There are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at ServiceMaster Acceptance Company Limited Partnership (“SMAC”). The payment of ordinary and extraordinary dividends by our home warranty and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of December 31, 2016, the total net assets subject to these third-party restrictions was $173 million. Such limitations are expected to be in effect for the foreseeable future.

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

The $1,628 million of outstanding borrowings under the Term Loan Facility as of December 31, 2016, after including the unamortized original issue discount paid and unamortized debt issuance costs, have a maturity date of November 8, 2023. The Revolving Credit Facility is scheduled to mature on November 8, 2021. We may be unable to refinance any of our indebtedness or obtain additional financing, particularly because of our high levels of indebtedness. Market disruptions, such as those experienced in 2008 and 2009, as well as our significant indebtedness levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short term and long term obligations could be adversely affected.

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

The market price of our common stock may be volatile and could decline.

The market price of our common stock may fluctuate significantly. Among the factors that could affect our stock price are:

•	industry or general market conditions;
•	domestic and international economic factors unrelated to our performance;
•	lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•	changes in our customers’ preferences;
•	new regulatory pronouncements and changes in regulatory guidelines;
•	actual or anticipated fluctuations in our quarterly operating results;
•	changes in securities analysts’ estimates of our financial performance or lack of research coverage and reports by industry analysts;
•	action by institutional stockholders or other large stockholders;
•	failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices;
•	announcements by us of significant impairment charges;
•	speculation in the press or investment community;
•	investor perception of us and our industry;
•	changes in market valuations or earnings of similar companies;
•	announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships;
•	war, terrorist acts and epidemic disease;
•	any future sales of our common stock or other securities; and

•	additions or departures of key personnel.

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

In July 2014, we filed a registration statement on Form S-8 under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of (i) stock options granted under these plans and (ii) other equity based awards granted under the ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan (“Omnibus Incentive Plan”), including approximately 2.5 million shares of our common stock that have been sold in the public market through the exercise of stock options as of December 31, 2016, are freely tradable under the Securities Act, unless purchased by our affiliates. As of December 31, 2016, there were stock options outstanding to purchase a total of 3,155,344 shares of our common stock, there were 439,134 shares of our common stock subject to restricted stock units and there were 109,881 shares of our common stock subject to performance share units. In addition, 6,811,337 shares of our common stock are reserved for future issuances under our Omnibus Incentive Plan.

On February 24, 2015, our board of directors approved and recommended for approval by our stockholders the ServiceMaster Global Holdings, Inc. Employee Stock Purchase Plan (“Employee Stock Purchase Plan”), which became effective for offering periods commencing July 1, 2015. The Employee Stock Purchase Plan is intended to qualify for the favorable tax treatment under Section 423 of the Code. Under the plan, eligible employees of the Company may purchase common stock, subject to IRS limits, during pre-specified offering periods at a discount established by the Company not to exceed ten percent of the then current fair market value. On April 27, 2015, our stockholders approved the Employee Stock Purchase Plan with a maximum of one million shares of common stock authorized for sale under the plan. On November 3, 2015, we filed a registration statement on Form S-8 under the Securities Act to register the 1,000,000 shares of common stock that may be issued under the Employee Stock Purchase Plan and, as a result, all shares of common stock acquired under the Employee Stock Purchase Plan will be freely tradable under the Securities Act, unless purchased by our affiliates. As of December 31, 2016, 895,635 shares of our common stock are reserved for future issuances under the Employee Stock Purchase Plan.

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

We do not intend to declare and pay dividends on our common stock for the foreseeable future. We currently intend to use our future earnings, if any, to repay debt, to repurchase shares of our common stock, to fund our growth, to develop our business and for working capital needs and general corporate purposes. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. In addition, ServiceMaster’s operations are conducted almost entirely through our subsidiaries. As such, to the extent that we determine in the future to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to ServiceMaster for the payment of dividends. Further, the agreements governing the Credit Facilities may restrict the ability of our subsidiaries to pay dividends, make loans or otherwise transfer assets to us. In addition, the payment of ordinary and extraordinary dividends by our subsidiaries that are regulated as insurance, home service, or similar companies is subject to applicable state law limitations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters and the headquarters for Terminix are located in leased premises at 860 Ridge Lake Boulevard, Memphis, Tennessee. The headquarters for American Home Shield and the Franchise Services Group are located in leased premises at 889 Ridge Lake Boulevard, Memphis, Tennessee. In 2016, we entered into an office lease agreement with Peabody Place Centre GP that will result in the relocation of our corporate headquarters to 150 Peabody Place, Memphis, Tennessee at the end of 2017. In addition, we lease space for call centers located at 6399 Shelby View Drive, Memphis, Tennessee and 7620 Appling Center Drive, Memphis, Tennessee, offices located at 855 Ridge Lake Boulevard, Memphis, Tennessee, and a training facility located at 1650 Shelby Oaks Drive North, Memphis, Tennessee, and own offices at 3839 Forest Hill Irene Road, Memphis, Tennessee.

We and our operating companies own and lease a variety of facilities, principally in the United States, for branch and service center operations and for office, storage, call center and data processing space. Our branches are strategically located to optimize route efficiency, market coverage and branch overhead. The following table identifies the number of owned and leased facilities, other than the headquarters properties listed above, used by each of our reportable segments as of December 31, 2016. We believe that these facilities, when considered with the corporate headquarters, call center facilities, offices and training facilities described above, are suitable and adequate to support the current needs of its business.

	Owned	Leased
Reportable Segment	Facilities	Facilities
Terminix	18	328
American Home Shield	1	6
Franchise Services Group	—	5

ITEM 3. LEGAL PROCEEDINGS

On July 21, 2016, TMX USVI and TMX LP, each an indirect, wholly-owned subsidiary of the Company, entered into the Superseding Plea Agreement in connection with the investigation initiated by the DOJ into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands. The Superseding Plea Agreement was intended to resolve four misdemeanor charges of violations of the Federal Insecticide, Fungicide, and Rodenticide Act related to improper applications of methyl bromide. Those charges were set forth in an Information, dated March 29, 2016, in the matter styled United States of America v. The Terminix International Company Limited Partnership and Terminix International USVI, LLC.  At a hearing held on August 25, 2016, the District Court rejected the Superseding Plea Agreement.  On August 31, 2016, the DOJ requested that the charges be dismissed, reserving its right to re-file the charges, in light of ongoing discussions to resolve the matter. The District Court granted that request, and the March 29, 2016 Information was dismissed.

On January 20, 2017, TMX USVI and TMX LP entered into the New Plea Agreement with the DOJ, which has been filed with the District Court, and replaces the Superseding Plea Agreement. Under the New Plea Agreement, TMX USVI and TMX LP have agreed to plead guilty to four misdemeanor charges of violations of the Federal Insecticide, Fungicide, and Rodenticide Act related to improper applications of methyl bromide, as set forth in a new Information filed on January 20, 2017 with the District Court that is substantially similar to the March 29, 2016 Information. Under the terms of the New Plea Agreement, the parties agree and jointly recommend to the District Court that  (i) TMX USVI and TMX LP each pay a fine of $4 million (total of $8 million); (ii) TMX USVI pay $1 million to the EPA for costs incurred by the EPA for the response and clean-up of the affected units at the resort in St. John; (iii) TMX USVI make a community service payment of $1 million to the National Fish and Wildlife Foundation for the purpose of engaging a third party to provide training to pesticide applicators in the U.S. Virgin Islands; and (iv) both TMX USVI and TMX LP serve a three-year probation period, subject to the special conditions of probation under the New Plea Agreement. The total financial terms of the recommended sentence under the New Plea Agreement are equivalent in total amount to the financial terms under the Superseding Plea Agreement.  Unlike the Superseding Plea Agreement, however, the New Plea Agreement is non-binding on the District Court. It is possible that the District Court could use its discretion to impose fines or other terms different than those in the New Plea Agreement. If approved by the District Court, and upon compliance with the terms and conditions of the New Plea Agreement, the New Plea Agreement will resolve the federal criminal consequences associated with the DOJ investigation. The New Plea Agreement does not bind any other federal, state or local authority; however, the EPA has indicated that it does not intend to initiate any administrative enforcement action or refer the matter to the DOJ for any civil enforcement action if the New Plea Agreement is approved by the District Court.

We have recorded within Fumigation related matters in the consolidated statement of operations and comprehensive income charges of $2 million and $8 million in the years ended December 31, 2016 and 2015, respectively, in connection with the aforementioned criminal matter. The New Plea Agreement and the payments contemplated thereunder would not resolve any civil or administrative claims for damages or other relief related to the U.S. Virgin Islands matter; however, we previously disclosed that we have formalized the terms of the settlement agreement, which includes customary releases and confidentiality provisions, and a civil court in Delaware has given the necessary approvals.  Accordingly, the civil claims for all four members of the Delaware family impacted are resolved.  In the year ended December 31, 2016, we recorded within Fumigation related matters in the consolidated statement of operations and comprehensive income a charge of $87 million in connection with the settlement agreement.  In the year ended December 31, 2015, we recorded within Cost of services rendered and products sold in the consolidated statement of operations and comprehensive income a charge of $3 million in connection with the civil claims related to the U.S. Virgin Islands matter, which is an amount equal to our insurance deductible under our general liability insurance policies.

The amount and extent of any further potential penalties, fines, sanctions, costs and damages that the federal or other governmental authorities may yet impose, investigation or other costs and reputational harm, as well as the impact of any additional civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to the U.S. Virgin Islands matter, which could be material, is not currently known or reasonably estimable, and any such further penalties, fines, sanctions, costs or damages would not be covered under our general liability insurance policies. On December 16, 2016, the U.S. Virgin Islands Department of Justice filed a civil complaint in the Superior Court of the Virgin Islands related to the aforementioned fumigation incident in a matter styled Government of the United States Virgin Islands v. The ServiceMaster Company, LLC, The Terminix International Company Limited Partnership, and Terminix International USVI, LLC. We have not recorded any charge for this new civil lawsuit.

On September 15, 2015, a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, styled Carl Robert McCaughey, et al. v. Terminix International Company Limited Partnership, Sunland Pest Control Services, Inc., et al. The lawsuit alleges that fumigation of a Florida family’s residence by Sunland, a subcontractor of TMX LP, resulted in serious injuries to one of the family’s children. We have formalized the terms of a settlement agreement, which includes customary releases and confidentiality provisions, and a civil court in Florida has given the necessary approvals. Accordingly, the civil claims of the affected family related to the Florida fumigation matter are now resolved, and the case has been dismissed. Under the terms of the settlement agreement, in addition to the amounts that our insurance carriers have agreed to pay to the family pursuant to our general liability insurance policies, we have paid $3 million, an amount equal to our insurance deductible under our general liability insurance policies. In the year ended December 31, 2016, we recorded within Cost of services rendered and products sold in the consolidated statement of operations and comprehensive income a charge of $3 million in connection with the civil claims related to the Florida fumigation matter.

In addition to the matters discussed above, in the ordinary course of conducting business activities, we and our subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured matters that are brought on an individual, collective, representative and class action basis, or other proceedings involving regulatory, employment, general and commercial liability, automobile liability, wage and hour, environmental and other matters. We have entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court or other approvals. If one or more of our settlements are not finally approved, we could have additional or different exposure, which could be material. Subject to the paragraphs above, we do not expect any of these proceedings to have a material effect on our reputation, business, financial position, results of operations or cash flows; however, we can give no assurance that the results of any such proceedings will not materially affect our reputation, business, financial position, results of operations and cash flows. See Note 3 to the consolidated financial statements for more details.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE under the symbol ‘‘SERV.’’ Our common stock began trading on the NYSE on June 26, 2014. As of February 17, 2017, there were approximately 11 registered holders of our common stock.

The following table sets forth the high and low sale prices per share of our common stock during 2016 and 2015 as reported on the NYSE:

	High Sales Price	Low Sales Price
2016:
First Quarter	$ 42.21	$ 34.36
Second Quarter	$ 40.41	$ 34.28
Third Quarter	$ 41.49	$ 33.28
Fourth Quarter	$ 39.47	$ 32.41
2015:
First Quarter	$ 36.95	$ 25.98
Second Quarter	$ 37.30	$ 31.98
Third Quarter	$ 38.90	$ 32.10
Fourth Quarter	$ 39.99	$ 32.79

The graph below presents our cumulative total shareholder returns relative to the performance of the Standard & Poor’s 500 Composite Stock Index and Standard & Poor’s 400 Consumer Services Index, commencing on June 26, 2014, our initial day of trading. The graph assumes $100 invested at the opening price of our common stock on NYSE and each index on June 26, 2014.

Dividends

We did not pay any cash dividends in 2015 or 2016. The spin-off of the TruGreen Business in 2014 was accomplished through a tax-free, stock dividend. We do not intend to declare or pay dividends on our common stock for the foreseeable future. We currently intend to use our future earnings, if any, to repay debt, to repurchase shares of our common stock, to fund our growth, to develop our business and for working capital needs and general corporate purposes. Our ability to pay dividends to holders of our common stock may be restricted by the Credit Facilities, insofar as we may seek to pay dividends out of funds made available to us by our subsidiaries. Any future determination to pay dividends on our common stock is subject to the discretion of our board of directors and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that our board of directors may deem relevant. See “Liquidity—Limitations on

Distributions and Dividends by Subsidiaries” for a description of the impact of our restrictions under our debt instruments on our ability to pay dividends.

Share Repurchase Program

On February 23, 2016, our board of directors authorized a three-year share repurchase program, under which we may repurchase up to $300 million of outstanding shares of our common stock. We expect to fund the share repurchases from net cash provided from operating activities. The share repurchase program is part of our capital allocation strategy that focuses on sustainable growth and maximizing shareholder value.

Issuer Purchases of Equity Securities

				Maximum dollar
			Total number of	value of shares
			shares purchased as	that may yet be
		Average	part of publicly	purchased under the
	Total number of	price paid	announced plans or	plans or programs
Period	shares purchased(1)	per share	programs	(in millions)
Jan. 1, 2016 through Mar. 31, 2016	—	$—	—	$300
Apr. 1, 2016 through Jun. 30, 2016	461,174	$36.04	461,174	$283
Jul. 1, 2016 through Sep. 30, 2016	960,770	$37.19	960,770	$248
Fourth Quarter 2016:
Oct. 1, 2016 through Oct. 31, 2016	—	$—	—	$248
Nov. 1, 2016 through Nov. 30, 2016	224,772	$35.57	224,772	$240
Dec. 1, 2016 through Dec. 31, 2016	—	$—	—	$240
Oct. 1, 2016 through Dec. 31, 2016	224,772	$35.57	224,772	$240
Total	1,646,716	$36.65	1,646,716	$240

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

Five-Year Financial Summary

	Year Ended December 31,
(In millions, except per share data)	2016	2015	2014	2013	2012
Operating Results:
Revenue	$2,746	$2,594	$2,457	$2,293	$2,214
Cost of services rendered and products sold	1,448	1,375	1,298	1,220	1,196
Selling and administrative expenses	711	666	669	691	678
401(k) Plan corrective contribution(1)	2	23	—	—	—
Fumigation related matters(2)	93	9	—	—	—
Insurance reserve adjustment(3)	23	—	—	—	—
Impairment of software and other related costs(4)	1	—	47	—	—
Consulting agreement termination fees(5)	—	—	21	—	—
Interest expense	153	167	219	247	245
Loss on extinguishment of debt(6)	32	58	65	—	55
Income (Loss) from continuing operations	155	162	43	42	(18)
Net Income (Loss)	155	160	(57)	(507)	(714)
Cash dividends per share	$—	$—	$—	$—	$—
Weighted-average shares outstanding:
Basic	135.3	135.0	112.8	91.6	91.9
Diluted	137.3	136.6	113.8	92.2	91.9
Basic Earnings (Loss) Per Share -- Continuing Operations	$1.15	$1.20	$0.38	$0.46	$(0.20)
Diluted Earnings (Loss) Per Share -- Continuing Operations	$1.13	$1.19	$0.38	$0.46	$(0.20)
Financial Position (as of period end):
Total assets	$5,386	$5,098	$5,028	$5,760	$6,269
Total long-term debt	2,831	2,752	3,026	3,867	3,882
Total shareholders' equity	686	545	359	23	535
Cash Flow Data:
Net cash provided from operating activities from continuing operations	$325	$398	$289	$208	$144
Net cash used for investing activities from continuing operations	(133)	(98)	(56)	(70)	(85)
Net cash used for financing activities from continuing operations	(102)	(381)	(312)	(78)	(54)
Other Non-GAAP Financial Data:
Adjusted EBITDA(7)	$667	$622	$557	$450	$413
Adjusted EBITDA Margin(8)	24.3%	24.0%	22.7%	19.6%	18.7%
Free Cash Flow(9)	$270	$358	$274	$169	$100

__________________________________

(1)	Represents costs related to the 401(k) Plan described in Note 11 to the consolidated financial statements.
(2)	Represents charges for fumigation related matters described in Note 9 to the consolidated financial statements.
(3)

Represents an adjustment to the Company’s accrued self-insured claims related to automobile, general liability and workers’ compensation risk described in Note 9 to the consolidated financial statements.

(4)	Represents the impairment of software and other related costs described in Note 2 to the consolidated financial statements.
(5)	Represents consulting agreement termination fees described in Note 10 to the consolidated financial statements.
(6)

For 2016, 2015 and 2014, represents a loss on extinguishment of debt as described in Note 12 to the consolidated financial statements. For 2012, represents a loss on extinguishment of debt related to the redemption of the $996 million aggregate principal amount of the then-existing 10.75% senior notes maturing in 2015 and repayment of $276 million of outstanding borrowings under the then-existing term loan facility.

(7)

We use Adjusted EBITDA to facilitate operating performance comparisons from period to period. Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or any other performance measures derived in accordance with GAAP or as an alternative to net cash provided by operating activities or any other measures of our cash flow or liquidity.  Adjusted EBITDA means net income (loss) before: loss from discontinued operations, net of income taxes; provision (benefit) for income taxes; loss on extinguishment of debt; interest expense; depreciation and amortization expense; 401(k) Plan corrective contribution; fumigation related matters; insurance reserve adjustment; non-cash stock-based compensation expense; restructuring charges; gain on sale of Merry Maids branches; non-cash impairment of software and other related costs; non-cash impairment of property and equipment; management and consulting fees; consulting agreement termination fees; and other non-operating expenses.

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

The following table sets forth Adjusted EBITDA for each of our reportable segments and Corporate and reconciles total Adjusted EBITDA to Net Income (Loss) for the periods presented, which we consider to be the most directly comparable GAAP financial measure:

	Year Ended December 31,
(In millions)	2016	2015	2014	2013	2012
Adjusted EBITDA:
Terminix	$371	$347	$309	$266	$266
American Home Shield	220	205	179	145	117
Franchise Services Group	79	77	78	78	70
Reportable Segment Adjusted EBITDA	$670	$630	$566	$489	$453
Corporate(a)	(3)	(9)	(9)	(39)	(40)
Total Adjusted EBITDA	$667	$622	$557	$450	$413
Depreciation and amortization expense	(94)	(84)	(100)	(99)	(100)
401(k) Plan corrective contribution(b)	(2)	(23)	—	—	—
Fumigation related matters(c)	(93)	(9)	—	—	—
Insurance reserve adjustment(d)	(23)	—	—	—	—
Non-cash stock-based compensation expense(e)	(13)	(10)	(8)	(4)	(7)
Restructuring charges(f)	(17)	(5)	(11)	(6)	(15)
Gain on sale of Merry Maids branches(g)	2	7	1	—	—
Non-cash impairment of software and other related costs(h)	(1)	—	(47)	—	—
Non-cash impairment of property and equipment(i)	—	—	—	—	(9)
Management and consulting fees(j)	—	—	(4)	(7)	(7)
Consulting agreement termination fees(k)	—	—	(21)	—	—
Loss from discontinued operations, net of income taxes(l)	(1)	(2)	(100)	(549)	(696)
(Provision) benefit for income taxes	(85)	(107)	(40)	(43)	8
Loss on extinguishment of debt(m)	(32)	(58)	(65)	—	(55)
Interest expense	(153)	(167)	(219)	(247)	(245)
Other non-operating expenses(n)	—	(3)	—	(2)	(1)
Net Income (Loss)	$155	$160	$(57)	$(507)	$(714)

____________________________________________________________________

(a)	Represents unallocated corporate expenses.
(b)

Represents costs related to the 401(k) Plan described in Note 11 to the consolidated financial statements. We exclude these charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(c)

Represents charges for fumigation related matters described in Note 9 to the consolidated financial statements. We exclude these charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(d)

Represents an adjustment to our accrued self-insured claims related to automobile, general liability and workers’ compensation risks. The adjustment is based on our detailed annual assessment of this actuarially determined accrual, which we complete the second quarter of each year. This adjustment relates to coverage periods of 2015 and prior. We have excluded this discrete second quarter 2016 adjustment from Adjusted EBITDA because we believe it does not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability. Adjustments to accrued self-insured claims related to this insurance program of $4 million,  $9 million,  $13 million and $4 million in the years ended December  31, 2016, 2015, 2014 and 2013, respectively, were recorded as charges in total Adjusted EBITDA, and an adjustment of $1 million in the year ended December 31, 2012 was recorded as a credit in total Adjusted EBITDA.

(e)

Represents the non‑cash expense of our equity‑based compensation. We exclude this expense from Adjusted EBITDA primarily because it is a non‑cash expense and because it is not used by management to assess ongoing operational performance. We believe excluding this expense from Adjusted EBITDA is useful to investors in aiding period-to-period comparability.

(f)

For 2016, 2015, and 2014, represents restructuring charges described in Note 8 to the consolidated financial statements. For 2013 and 2012, represents restructuring charges related primarily to the impact of a branch optimization program at Terminix, a reorganization of leadership at Franchise Services Group and an initiative to enhance capabilities and reduce costs in our headquarters functions.  We exclude these restructuring charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period‑to‑period comparability.

(g)	Represents the gain associated with the conversion of certain company-owned Merry Maids branches to franchises in 2014, 2015 and 2016 (the “branch conversions”).
(h)

Represents the impairment of software and other related costs described in Note 2 to the consolidated financial statements. We exclude non‑cash impairments from Adjusted EBITDA because we believe doing so is useful to investors in aiding period‑to‑period comparability.

(i)

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

(k)

Represents the consulting agreement termination fees described in Note 10 to the consolidated financial statements. We exclude these amounts from Adjusted EBITDA because we believe doing so is useful to investors in aiding period-to-period comparability.

(l)

Represents our loss in connection with the spin-off of TruGreen in 2014. See Note 7 to the consolidated financial statements for further discussion of the spin-off of TruGreen. We exclude these amounts from Adjusted EBITDA because these charges are not part of our ongoing operations and we believe doing so is useful to investors in aiding period-to-period comparability.

(m)

For 2016, 2015 and 2014, represents a loss on extinguishment of debt as described in Note 12 to the consolidated financial statements. For 2012, represents a loss on extinguishment of debt related to the redemption of the $996 million aggregate principal amount of the then-existing 10.75% senior notes maturing in 2015 and repayment of $276 million of outstanding borrowings under the then-existing term loan facility. We believe excluding this expense from Adjusted EBITDA is useful to investors in aiding period-to-period comparability.

(n)

For 2015, primarily represents secondary offering expenses. We exclude these amounts from Adjusted EBITDA because we believe doing so is useful to investors in aiding period-to-period comparability. For 2013 and 2012, represents certain administrative expenses. We excluded these expenses from the calculation of Adjusted EBITDA in order to present Adjusted EBITDA on a basis consistent with Adjusted EBITDA as reported in periods prior to our initial public offering, which is familiar to holders of our indebtedness.

(8)	Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of revenue.
(9)

Free Cash Flow is not a measurement of our financial performance or liquidity under GAAP and does not purport to be an alternative to net cash provided from operating activities from continuing operations or any other performance or liquidity measures derived in accordance with GAAP.  Free Cash Flow means (i) net cash provided from operating activities from continuing operations before cash paid for consulting agreement termination fees; (ii) less property additions. Free Cash Flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for analyzing our results as reported under GAAP. Other companies in our industries may calculate Free Cash Flow or similarly titled non-GAAP financial measures differently, limiting its usefulness as a comparative measure.

Management believes Free Cash Flow is useful as a supplemental measure of our liquidity. Management uses Free Cash Flow to facilitate company-to-company cash flow comparisons by removing payments for consulting agreement termination fees, which may vary from company to company for reasons unrelated to operating performance.

The following table reconciles net cash provided from operating activities from continuing operations, which we consider to be the most directly comparable GAAP measure, to Free Cash Flow using data derived from our consolidated financial statements for the periods indicated:

	Year Ended December 31,
(In millions)	2016	2015	2014	2013	2012
Net Cash Provided from Operating Activities from Continuing Operations	$325	$398	$289	$208	$144
Cash paid for consulting agreement termination fees	—	—	21	—	—
Property additions	(56)	(40)	(35)	(39)	(44)
Free Cash Flow	$270	$358	$274	$169	$100

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

Management Change

On January 18, 2017, we announced that Senior Vice President and Chief Financial Officer Alan Haughie will retire in March 2017, following the filing of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 10-K”).  We also announced that Anthony (Tony) DiLucente has joined the Company as a Senior Vice President and will assume the role of Chief Financial Officer after the filing of the 2016 10-K.

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

Revenue.  Our revenue results are primarily a function of the volume and pricing of the services and products provided to our customers by our businesses as well as the mix of services and products provided across our businesses. The volume of our revenue in Terminix and American Home Shield is impacted by new unit sales, the retention of our existing customers and acquisitions. We expect to continue our tuck-in acquisition program at Terminix and to periodically evaluate other strategic acquisitions. Revenue results in the Franchise Services Group are driven principally by royalty fees earned from our franchisees. We serve both residential and commercial customers, principally in the United States. In 2016, approximately 98 percent of our revenue was generated by sales in the United States.

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

We have historically hedged a significant portion of our annual fuel consumption. Fuel costs for 2016, after the impact of the hedges and after adjusting for the impact of year-over-year changes in the number of gallons used, decreased $5 million compared to 2015, and 2015 decreased $5 million compared to 2014. Based upon current Department of Energy fuel price forecasts, as well as hedges we have executed to date for 2017, we project that fuel prices for 2017 will decrease our fuel costs for 2017 by approximately $4 million compared to 2016.

After adjusting for the impact of year-over-year changes in the number of covered employees, health care and related costs for 2016 decreased approximately $6 million compared to 2015 while costs in 2015 were comparable to 2014. We expect our health care costs in 2017 to increase approximately $5 million compared to 2016.

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

Adjusted EBITDA.  We evaluate performance and allocate resources based primarily on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before: loss from discontinued operations, net of income taxes; provision (benefit) for income taxes; loss on extinguishment of debt; interest expense; depreciation and amortization expense; 401(k) Plan corrective contribution; fumigation related matters; insurance reserve adjustment; non-cash stock-based compensation expense; restructuring charges; gain on sale of Merry Maids branches; non-cash impairment of software and other related costs; non-cash impairment of property and equipment; management and consulting fees; consulting agreement termination fees; and other non-operating expenses. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives, consulting agreements and equity-based, long-term incentive plans.

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

Seasonality

We have seasonality in our business, which drives fluctuations in revenue and Adjusted EBITDA for interim periods. In 2016, approximately 22 percent, 27 percent, 28 percent and 23 percent of our revenue and approximately 19 percent, 30 percent, 29 percent and 22 percent of our Adjusted EBITDA was recognized in the first, second, third and fourth quarters, respectively.

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

Refinancing of Indebtedness

On November 8, 2016, we entered into a $1,650 million Term Loan Facility and a $300 million Revolving Credit Facility and sold $750 million of 2024 Notes. On November 8, 2016, we used the net proceeds from the Term Loan Facility and the 2024 Notes to repay the remaining outstanding $2,356 million in aggregate principal amount of the $2,400 million Old Term Loan Facility. In connection with the repayment, we recorded a loss on extinguishment of debt of $32 million in the year ended December 31, 2016, which includes the write-off of $14 million of original issue discount and $18 million of debt issuance costs.

Results of Operations

	Year Ended December 31,			Increase (Decrease)		% of Revenue
(In millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014	2016	2015	2014
Revenue	$2,746	$2,594	$2,457	6%	6%	100%	100%	100%
Cost of services rendered and products sold	1,448	1,375	1,298	5	6	53	53	53
Selling and administrative expenses	711	666	669	7	—	26	26	27
Amortization expense	33	38	52	(13)	(27)	1	1	2
401(k) Plan corrective contribution	2	23	—	*	*	—	1	—
Fumigation related matters	93	9	—	*	*	3	—	—
Insurance reserve adjustment	23	—	—	*	*	1	—	—
Impairment of software and other related costs	1	—	47	*	*	—	—	2
Consulting agreement termination fees	—	—	21	*	*	—	—	1
Restructuring charges	17	5	11	*	*	1	—	—
Gain on sale of Merry Maids branches	(2)	(7)	(1)	*	*	—	—	—
Interest expense	153	167	219	(8)	(24)	6	6	9
Interest and net investment income	(6)	(9)	(7)	(33)	29	—	—	—
Loss on extinguishment of debt	32	58	65	*	*	1	2	3
Income from Continuing Operations before Income Taxes	241	270	84	(11)	221	9	10	3
Provision for income taxes	85	107	40	(21)	168	3	4	2
Equity in losses of joint venture	(1)	—	—	*	*	—	—	—
Income from Continuing Operations	155	162	43	(4)	277	6	6	2
Loss from discontinued operations, net of income taxes	(1)	(2)	(100)	*	*	—	—	(4)
Net Income (Loss)	$155	$160	$(57)	(3)	*	6%	6%	(2)%

___________________________________

*not meaningful

Revenue

We reported revenue of $2,746 million, $2,594 million and $2,457 million for the years ended December 31, 2016, 2015 and 2014, respectively. A summary of changes in revenue for each of our reportable segments and Corporate is included in the table below. See “—Segment Review” for a discussion of the drivers of the year-over-year changes.

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Year Ended December 31, 2014	$1,370	$828	$253	$7	$2,457
Pest Control(1)	54	—	—	—	54
Termite and Other Services(2)	17	—	—	—	17
Home Warranties(3)	—	89	—	—	89
Franchise-Related Revenue	—	—	(5)	—	(5)
Sale of Merry Maids branches(4)	—	—	(16)	—	(16)
Other	3	—	—	(5)	(2)
Year Ended December 31, 2015	$1,444	$917	$232	$2	$2,594
Pest Control(1)	63	—	—	—	63
Termite and Other Services(2)	13	—	—	—	13
Home Warranties(3)	—	103	—	—	103
Franchise-Related Revenue	—	—	(1)	—	(1)
Sale of Merry Maids branches(4)	—	—	(31)	—	(31)
Other	4	—	—	—	5
Year Ended December 31, 2016	$1,524	$1,020	$200	$2	$2,746
___________________________________

(1)

Includes growth from acquisitions of approximately $55 million and $26 million for the years ended December 31, 2016 and 2015, respectively, of which approximately $42 million and $8 million, respectively, is a result of the acquisition of Alterra Pest Control, LLC (“Alterra”) on November 10, 2015.

(2)

Includes wildlife exclusion, crawl space encapsulation and attic insulation products which are managed as a component of our termite line of business. Includes growth from acquisitions of approximately $5 million and $4 million for the years ended December 31, 2016 and 2015, respectively.

(3)

Includes approximately $22 million for the year ended December 31, 2016 as a result of the acquisition of OneGuard Home Warranties (“OneGuard”) on June 27, 2016 and Landmark Home Warranty, LLC (“Landmark”) on November 30, 2016. Includes approximately $10 million for the year ended December 31, 2015 as a result of the acquisition of Home Security of America, Inc., (“HSA”) on February 28, 2014.

(4)

Includes a $33 million and a $17 million reduction in revenue from company-owned branches, offset, in part, by a $2 million and a $1 million increase in royalty fees as result of the branch conversions for the years ended December 31, 2016 and 2015, respectively.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $1,448 million, $1,375 million and $1,298 million for the years ended December 31, 2106, 2015 and 2014, respectively. The following table provides a summary of changes in cost of services rendered and products sold for each of our reportable segments and Corporate:

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Year Ended December 31, 2014	$763	$404	$118	$14	$1,298
Impact of change in revenue(1)	36	32	—	—	68
Fuel prices	(5)	—	—	—	(5)
Contract claims	—	33	—	—	33
Sale of Merry Maids branches	—	—	(12)	—	(12)
Insurance program	—	—	—	(4)	(4)
Cost reduction initiatives	(3)	—	—	—	(3)
Other	1	(1)	—	—	—
Year Ended December 31, 2015	$792	$468	$106	$10	$1,375
Impact of change in revenue(1)	44	41	1	—	86
Production labor	6	—	—	—	6
Fuel prices	(5)	—	—	—	(5)
Legal expense	4	—	—	—	4
Contract claims	—	17	—	—	17
Sale of Merry Maids branches	—	—	(26)	—	(26)
Insurance program	—	—	—	(5)	(5)
Other	(2)	(2)	—	(1)	(5)
Year Ended December 31, 2016	$839	$524	$81	$4	$1,448

___________________________________

(1)

For American Home Shield, includes approximately $10 million for the year ended December 31, 2016 as a result of the acquisitions of OneGuard on June 27, 2016 and Landmark on November 30, 2016 and approximately $5 million for the year ended December 31, 2015 as a result of the acquisition of HSA on February 28, 2014.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The increase in production labor at Terminix was driven by investments in field operations focused on improving safety, technician efficiency, customer service and retention. We realized lower fuel costs at Terminix as a result of lower fuel prices in 2016. The increase in legal expense at Terminix was driven by increased provisions for certain legal matters.

The increase in contract claims cost at American Home Shield was primarily driven by normal inflationary pressure on the underlying costs of repairs.

We realized a reduction in cost of sales of $26 million in the Franchise Services Group as a result of the branch conversions.

The decrease in expense related to our automobile, general liability and workers’ compensation insurance program was driven by the impact of increased reserves of $4 million and $9 million recorded in 2016 and 2015, respectively, driven by unfavorable claims trends.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

We realized lower fuel costs at Terminix as a result of lower fuel prices in 2015.

The increase in contract claims cost at American Home Shield was driven by an increase in the average cost per service request associated with appliance repairs due to greater use of more expensive out-of-network contractors, largely in the fourth quarter, and, to a lesser extent, by warmer summer temperatures in 2015 and normal inflationary pressure on the underlying costs of repairs.

We realized a reduction in cost of sales of $12 million in the Franchise Services Group as a result of the branch conversions.

The decrease in expense related to our automobile, general liability and workers’ compensation insurance program was driven by the impact of increased reserves of $9 million and $13 million recorded in 2015 and 2014, respectively, driven by unfavorable claims trends.

Selling and Administrative Expenses

For the years ended December 31, 2016, 2015 and 2014, we reported selling and administrative expenses of $711 million, $666 million and $669 million, respectively, which comprised general and administrative expenses of $284 million, $255 million and $271 million, respectively, and selling and marketing expenses of $427 million, $411 million and $398 million, respectively. The following table provides a summary of changes in selling and administrative expenses for each of our reportable segments and Corporate:

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Year Ended December 31, 2014	$329	$257	$59	$23	$669
Sales and marketing costs	11	(2)	(3)	—	6
Customer service costs	—	5	—	—	5
HSA selling and administrative expenses	—	4	—	—	4
Technology costs	—	(2)	—	—	(2)
Sale of Merry Maids branches	—	—	(2)	—	(2)
Incentive compensation	(4)	(4)	—	—	(8)
Cost reduction initiatives	—	(1)	(3)	—	(4)
Management and consulting fees	—	—	—	(4)	(4)
Stock-based compensation expense	—	—	—	3	3
Secondary offering expenses	—	—	—	3	3
Other	(1)	(1)	—	(1)	(3)
Year Ended December 31, 2015	$335	$256	$51	$24	$666
Sales and marketing costs	4	12	—	—	16
Technology costs	12	7	—	6	25
Incentive compensation	(7)	(2)	(1)	—	(10)
OneGuard and Landmark selling and administrative expenses	—	8	—	—	8
Customer service costs	—	4	—	—	4
Sale of Merry Maids branches	—	—	(3)	—	(3)
Cost reduction initiatives	—	—	(4)	—	(4)
Stock-based compensation expense	—	—	—	3	3
Secondary offering expenses	—	—	—	(3)	(3)
Other	4	3	—	1	8
Year Ended December 31, 2016	$348	$288	$43	$31	$711

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The increase in sales costs at Terminix was driven by higher depreciation and, to a lesser extent, other costs related to a sales vehicle program initiated in 2016. The increase in sales and marketing costs at American Home Shield was primarily driven by the shift in the timing of a holiday mail campaign from the fourth quarter of 2015 to the first quarter of 2016 and, to a lesser extent, an increase in sales commissions.

The increase in technology costs was primarily due to an acceleration of investments to improve our customers’ experiences through technology.

We incurred incremental selling and administrative expenses at American Home Shield as a result of the OneGuard and Landmark acquisitions. The increase in customer service costs at American Home Shield was due to higher labor costs resulting from an acceleration of pre-season hiring and training in preparation for the high-volume summer season.

We realized a reduction in selling and administrative expenses of $3 million in the Franchise Services Group as a result of the branch conversions.

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

Amortization Expense

Amortization expense was $33 million, $38 million and $52 million in the years ended December 31, 2016, 2015 and 2014, respectively. The decreases in 2016 and 2015 were a result of certain finite-lived intangible assets recorded in connection with the merger transaction by which the Company was taken public in 2007 being fully amortized.

401(k) Plan Corrective Contribution

We recorded charges of $2 million and $23 million in the years ended December 31, 2016 and 2015, respectively, related to the 401(k) Plan. See Note 11 to the consolidated financial statements for more details.

Fumigation Related Matters

We recorded charges of $93 and $9 million in the years ended December 31, 2016 and 2015, respectively, for fumigation related matters.  See Note 9 to the consolidated financial statements for more details.

Insurance Reserve Adjustment

We recorded a charge of $23 million in the year ended December 31, 2016 for an adjustment to the Company’s accrued self-insured claims related to automobile, general liability and workers’ compensation risks. The adjustment is based on the Company’s detailed annual assessment of this actuarially determined accrual, which the Company completes in the second quarter of each year. This adjustment relates to coverage periods of 2015 and prior.

Impairment of Software and Other Related Costs

We recorded impairment charges of $1 million and $47 million in the years ended December 31, 2016 and 2014, respectively, relating to our decision in the second quarter of 2016 to replace certain software pursuant to our ServSmart initiative and our decision in the first quarter of 2014 to abandon our efforts to deploy a new operating system at American Home Shield.

Consulting Agreement Termination Fees

On July 1, 2014, in connection with the completion of our initial public offering, we paid the Equity Sponsors aggregate fees of $21 million in connection with the termination of the consulting agreements, which was recorded in the year ended December 31, 2014. See Note 10 to the consolidated financial statements for more details.

Restructuring Charges

We incurred restructuring charges of $17 million, $5 million and $11 million for the years ended December 31, 2016, 2015 and 2014, respectively. Restructuring charges were comprised of the following:

	Year Ended December 31,
(In millions)	2016	2015	2014
Terminix(1)	$7	$3	$2
American Home Shield(2)	2	—	—
Franchise Services Group(3)	—	1	3
Corporate(4)	5	1	6
Headquarters relocation(5)	3	—	—
Total restructuring charges	$17	$5	$11

___________________________________

(1)

For the year ended December 31, 2016, these charges include $1 million of severance costs and $3 million of stock-based compensation expense due to the modification of non-vested stock options and RSUs as part of the severance agreement with the former president of Terminix. Additionally, $4 million, $3 million and $2 million for the years ended December 31, 2016, 2015  and 2014, respectively, relate to lease termination and severance costs driven by Terminix’s branch optimization program.

(2)	Represents lease termination and other costs driven by the decision to consolidate the stand-alone operations of HSA acquired in February 2014 with those of American Home Shield.
(3)	Represents severance costs related to the reorganization of the Franchise Services Group.
(4)

For the year ended December 31, 2016, these charges include professional fees of $2 million and accelerated depreciation of $2 million related to the early termination of a long-term human resources outsourcing agreement. Additionally, for the years ended December 31, 2016, 2015 and 2014, these charges included severance and other costs of $2 million, $1 million and $6 million, respectively, related to an initiative to enhance capabilities and reduce costs in our headquarters functions that provide company-wide administrative services for our operations.

(5)	Represents impairment charges of $1 million and professional fees and other costs of $1 million related to the relocation of the Company’s headquarters.

Gain on Sale of Merry Maids Branches

We recorded a gain of $2 million, $7 million and $1 million for the years ended December 31, 2016, 2015 and 2014, respectively, associated with the branch conversions. As of October 10, 2016, the branch conversion process was complete.

Interest Expense

Interest expense was $153 million, $167 million and $219 million for the years ended December 31, 2016, 2015 and 2014, respectively. The decrease in interest expense in the year ended December 31, 2016 compared to the year ended December 31, 2015 was driven by the redemption of the 2020 Notes in 2015, offset, in part, by additional borrowings under the Old Term Loan Facility. The decrease in interest expense in the year ended December 31, 2015 compared to the year ended December 31, 2014 was driven by the refinancing of the then-existing term loan facility on July 1, 2014 and the redemption of the 2020 Notes, offset, in part, by additional borrowings under the Old Term Loan Facility. See Note 12 to the consolidated financial statements for more details.

Interest and Net Investment Income

Interest and net investment income was $6 million, $9 million and $7 million for the years ended December 31, 2016, 2015 and 2014, respectively, and comprised net investment gains and interest and dividend income realized on the American Home Shield investment portfolio and interest income on other cash balances.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $32 million was recorded in the year ended December 31, 2016 related to the refinancing of our Old Term Loan Facility on November 8, 2016. A loss on extinguishment of debt of $58 million was recorded in the year ended December 31, 2015 related to the redemptions of the 8% 2020 Notes on February 17, 2015 and April 1, 2015 and the redemption of the 7% 2020 Notes on August 17, 2015. A loss on extinguishment of debt of $65 million was recorded in the year ended December 31, 2014 related to the repayment of the then-existing term loan facility and the partial redemption of the 2020 Notes on July 16, 2014. See Note 12 to the consolidated financial statements for more details.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes was $241 million, $270 million and $84 million for the years ended December 31, 2016, 2015 and 2014, respectively. The change in income from continuing operations before income taxes primarily reflects the net effect of year-over-year changes in the following items:

	Year Ended December 31,
(In millions)	2016 vs. 2015	2015 vs. 2014
Reportable segments and Corporate(1)	$45	$65
Amortization expense(2)	5	14
401(k) Plan corrective contribution(3)	21	(23)
Fumigation related matters(4)	(84)	(9)
Insurance reserve adjustment(5)	(23)	—
Impairment of software and other related costs(6)	(1)	47
Consulting agreement termination fees(7)	—	21
Restructuring charges(8)	(12)	6
Gain on sale of Merry Maids branches(9)	(5)	6
Interest expense(10)	14	52
Loss on extinguishment of debt(11)	26	7
Other(12)	(15)	—
(Decrease) increase in income from continuing operations before income taxes	$(29)	$186

___________________________________

(1)	Represents the net change in Adjusted EBITDA as described in “—Segment Review.”

(2)	Represents the net change in amortization expense as described in “—Amortization Expense.”
(3)

Represents the $2 million and $23 million charges recorded in the years ended December 31, 2016 and 2015, respectively, related to the 401(k) Plan as described in “—401(k) Plan Corrective Contribution.”

(4)	Represents the $93 million and $9 million charges for fumigation related matters recorded in the years ended December 31, 2016 and 2015, respectively, a described in “—Fumigation Related Matters.”
(5)	Represents the $23 million insurance reserve adjustment recorded in the year ended December 31, 2016 as described in “—Insurance Reserve Adjustment.”
(6)	Represents impairment charges of $1 million and $47 million recorded in the years ended December 31, 2016 and 2014, respectively, as described in “—Impairment of Software and Other Related Costs.”
(7)	Represents the consulting agreement termination fees of $21 million recorded in the year ended December 31, 2014 as described in “—Consulting Agreement Termination Fees.”
(8)	Represents the $17 million, $5 million and $11 million charges recorded in the years ended December 31, 2016, 2015 and 2014, respectively, as described in “—Restructuring Charges.”
(9)	Represents the $2 million, $7 million and $1 million gains in the years ended December 31, 2016, 2015 and 2014, respectively, as described in “—Gain on Sale of Merry Maids branches.”
(10)	Represents the net change in interest expense as described in “—Interest Expense.”
(11)

Represents the $32 million, $58 million and $65 million loss on extinguishment of debt recorded in the years ended December 31, 2016, 2015 and 2014, respectively, as described in “—Loss on Extinguishment of Debt.”

(12)	Primarily represents the net change in management and consulting fees, stock-based compensation, secondary offering fees and depreciation.

Provision for Income Taxes

The effective tax rate on income from continuing operations was 35.4 percent, 39.8 percent and 48.2 percent for the years ended December 31, 2016, 2015 and 2014, respectively.  The effective tax rate on income from continuing operations for the year ended December 31, 2016 was favorably impacted by tax benefits relating to stock-based compensation and the resolution of certain prior year tax matters applied against lower pre-tax income. The effective tax rate on income from continuing operations for the year ended December 31, 2014 was affected by an adjustment to deferred state taxes as a result of a change in the state apportionment factors attributable to the spin-off of TruGreen in 2014.  For 2014, the increased state tax expense applied against lower pre-tax income was the primary driver of a higher overall effective tax rate. Additional information on income taxes, including our effective tax rate reconciliation and liabilities for uncertain tax positions, can be found in Note 5 to the consolidated financial statements.

Net Income (Loss)

Net income (loss) was $155 million, $160 million and $(57) million for the years ended December 31, 2016, 2014 and 2014, respectively. The $5 million reduction for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily driven by a $29 million reduction in income from continuing operations before income taxes, offset, in part, by a $22 million reduction in provision for income taxes. The $217 million improvement for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily driven by a $186 million improvement in income from continuing operations before income taxes and a $98 million reduction in loss from discontinued operations, net of income taxes, offset, in part, by a $67 million increase in provision for income taxes.

Segment Review

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the notes to the consolidated financial statements included in this report.

Revenue and Adjusted EBITDA by reportable segment and for Corporate are as follows:

	Year Ended December 31,			Increase (Decrease)
(In millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenue:
Terminix	$1,524	$1,444	$1,370	6%	5%
American Home Shield	1,020	917	828	11%	11%
Franchise Services Group	200	232	253	(14)%	(8)%
Corporate	2	2	7	—%	(71)%
Total Revenue:	$2,746	$2,594	$2,457	6%	6%
Adjusted EBITDA:(1)
Terminix	$371	$347	$309	7%	12%
American Home Shield	220	205	179	7%	15%
Franchise Services Group	79	77	78	3%	(1)%
Reportable Segment Adjusted EBITDA	$670	$630	$566	6%	11%
Corporate(2)	(3)	(9)	(9)	(67)%	—%
Total Adjusted EBITDA	$667	$622	$557	7%	12%

___________________________________

(1)	For our definition of Adjusted EBITDA and a reconciliation to net income (loss), see “—Selected Historical Financial Data.”
(2)	Represents unallocated corporate expenses.

Terminix Segment

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a six percent increase in revenue and a seven percent increase in Adjusted EBITDA for the year ended December 31, 2016 compared to the year ended December 31, 2015. The Terminix segment reported a five percent increase in revenue and a 12 percent increase in Adjusted EBITDA for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Revenue

Revenue by service line is as follows:

	Year Ended
	December 31,
(In millions)	2016	2015	Growth		Acquired		Organic
Pest Control	$875	$812	$63	8%	$55	7%	$8	1%
Termite and Other Services	571	559	13	2%	5	1%	8	1%
Other	77	73	4	5%	—	—%	4	5%
Total revenue	$1,524	$1,444	$80	6%	$60	4%	$20	1%

	Year Ended
	December 31,
(In millions)	2015	2014	Growth		Acquired		Organic
Pest Control	$812	$758	$54	7%	$26	3%	$28	4%
Termite and Other Services	559	542	17	3%	4	1%	13	2%
Other	73	70	3	4%	—	—%	3	4%
Total revenue	$1,444	$1,370	$74	5%	$30	2%	$44	3%

Year Ended December 31, 2016  Compared to Year Ended December 31, 2015

Pest control revenue increased eight percent, reflecting the impact of the Alterra acquisition, improved price realization and growth in mosquito and bed bug services. Organic pest control revenue growth was negatively impacted by a $2 million organic revenue decline associated with Alterra. Excluding Alterra, organic pest control revenue growth was $10 million and one percent.

Termite revenue, including the wildlife exclusion, crawl space encapsulation and attic insulation products which are managed as a component of our termite line of business, increased two percent. In 2016, termite renewal revenue comprised 51 percent of total termite revenue, while the remainder consisted of termite new unit revenue. The increase in termite revenue reflects an increase in core termite sales and increased sales of wildlife exclusion and crawlspace encapsulation, offset, in part, by lower price realization driven by targeted offerings of bundled services. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Pest control revenue increased seven percent, reflecting improved price realization, a favorable product mix, the impact of the Alterra acquisition and growth in mosquito and bed bug services.

Termite revenue, including the wildlife exclusion, crawl space encapsulation and attic insulation products which are managed as a component of our termite line of business, increased three percent. In 2015, termite renewal revenue comprised 50 percent of total termite revenue, while the remainder consisted of termite new unit revenue. The increase in termite revenue reflects increased sales of wildlife exclusion,  crawlspace encapsulation and attic insulation and improved price realization, offset, in part, by a decrease in core termite sales.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Year Ended December 31, 2014	$309
Impact of change in revenue	38
Fuel prices	5
Sales costs	(11)
Incentive compensation	4
Cost reduction initiatives	3
Other	(1)
Year Ended December 31, 2015	$347
Impact of change in revenue	36
Production labor	(6)
Fuel prices	5
Legal expense	(4)
Technology costs	(12)
Incentive compensation	7
Other	(2)
Year Ended December 31, 2016	$371

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The increase in production labor was driven by investments in field operations focused on improving safety, technician efficiency, customer service and retention. We realized lower fuel costs as a result of lower fuel prices in 2016. The increase in legal expense was driven by increased provisions for certain legal matters. The increase in technology costs was primarily due to an acceleration of investments to transform our customers’ experiences through technology.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

We realized lower fuel costs as a result of lower fuel prices in 2015. The increase in sales costs was primarily driven by investments to grow and train our sales force and higher commissions attributable to the growth in new products and pest control revenue.

American Home Shield Segment

The American Home Shield segment, which provides home warranties for household systems and appliances, reported an 11 percent increase in revenue and a seven percent increase in Adjusted EBITDA for the year ended December 31, 2016 compared to the year ended December 31, 2015. The American Home Shield segment reported an 11 percent increase in revenue and a 15 percent increase in Adjusted EBITDA for the year ended December 31, 2015 compared to the year ended December 31, 2014.

The growth in renewable customer counts and customer retention are presented below.

	As of December 31,
	2016(1)	2015	2014(2)
American Home Shield
Growth in Home Warranties	15%	7%	15%
Customer Retention Rate	76%	75%	75%

___________________________________

(1)

As of December 31, 2016, excluding the OneGuard and Landmark accounts acquired on June 27, 2016 and November 30, 2016, respectively, the growth in home warranties was seven percent, and, excluding all OneGuard and Landmark accounts, the customer retention rate for our American Home Shield segment was 75 percent.

(2)

As of December 31, 2014, excluding the HSA accounts acquired on February 28, 2014, the growth in home warranties was five percent, and, excluding all HSA accounts, the customer retention rate for our American Home Shield segment was 76 percent.

Revenue

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The revenue results reflect an increase in new unit sales, improved price realization and the impact of the OneGuard and Landmark acquisitions (an approximate $22 million increase).

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The revenue results reflect an increase in new unit sales, improved price realization, a favorable product mix and the impact of the HSA acquisition (an approximate $10 million increase as a result of the acquisition on February 28, 2014).

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Year Ended December 31, 2014	$179
Impact of change in revenue	57
Contract claims	(33)
Marketing costs	2
Customer services costs	(5)
HSA selling and administrative expenses	(4)
Technology costs	2
Incentive compensation	4
Cost reduction initiatives	1
Interest and net investment income	2
Year Ended December 31, 2015	$205
Impact of change in revenue	62
Contract claims	(17)
Sales and marketing costs	(12)
Technology costs	(7)
OneGuard and Landmark selling and administrative expenses	(8)
Customer services costs	(4)
Incentive compensation	2
Interest and net investment income	(3)
Other	2
Year Ended December 31, 2016	$220

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The increase in contract claims cost was primarily driven by normal inflationary pressure on the underlying costs of repairs. Extreme temperatures in 2017 could lead to an increase in service requests related to household systems, resulting in higher claim frequency and costs.

The increase in sales and marketing costs was primarily driven by the shift in the timing of a holiday mail campaign from the fourth quarter of 2015 to the first quarter of 2016 and, to a lesser extent, an increase in sales commissions. The increase in technology costs was primarily due to an acceleration of investments to improve our customers’ experiences through technology. Additionally, we incurred incremental selling and administrative expenses as a result of the OneGuard and Landmark acquisitions. The increase in customer service costs was due to higher labor costs resulting from an acceleration of pre-season hiring and training in preparation for the high-volume summer season.

In 2016 and 2015, the segment’s Adjusted EBITDA included interest and net investment income from the American Home Shield investment portfolio of $5 million and $8 million, respectively.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The increase in contract claims cost was driven by an increase in the average cost per service request associated with appliance repairs due to greater use of more expensive out-of-network contractors, largely in the fourth quarter, and, to a lesser extent, by warmer summer temperatures in 2015 and normal inflationary pressure on the underlying costs of repairs.

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

 Franchise Services Group Segment

The Franchise Services Group segment, which consists of the ServiceMaster Restore (disaster restoration), ServiceMaster Clean (janitorial), Merry Maids (residential cleaning), Furniture Medic (cabinet and wood furniture repair) and AmeriSpec (home inspection) businesses, reported a 14 percent decrease in revenue and a three percent increase in Adjusted EBITDA for the year ended December 31, 2016 compared to the year ended December 31, 2015. The Franchise Services Group segment reported an eight percent decrease in revenue and a one percent decrease in Adjusted EBITDA for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Revenue

Revenue by service line is as follows:

	Year Ended December 31,			% of Revenue
(In millions)	2016	2015	2014	2016
Royalty Fees	$120	$117	$118	60%
Company-Owned Merry Maids Branches	8	42	62	4%
Janitorial National Accounts	43	41	36	21%
Sales of Products	16	18	23	8%
Other	14	14	14	7%
Total revenue	$200	$232	$253	100%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The increase in royalty fees was primarily driven by higher disaster restoration services and a $2 million increase attributable to the branch conversions. Approximately $33 million of the decline in revenue from company-owned Merry Maids branches was attributable to the branch conversions with the remainder of the decline attributable to a decrease in new unit sales. The increase in revenue from janitorial national accounts was driven by increased sales activity. We intend to continue to focus on expanding our market share in janitorial national accounts. The decrease in sales of products was driven by lower franchisee demand.

In 2014, we began converting company-owned Merry Maids locations to franchises. During the year ended December 31, 2016, we converted 28 company-owned Merry Maids branches to franchises, and as of October 10, 2016, the branch conversion process was complete. As a result of the completion of the branch conversions, we do not expect any significant future revenues from company-owned Merry Maids branches. We expect this decline to be offset, in part, by modest increases in royalty fees.

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

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Year Ended December 31, 2014	$78
Impact of change in revenue	(5)
Sale of Merry Maids branches	(2)
Sales and marketing costs	3
Cost reduction initiatives	3
Year Ended December 31, 2015	$77
Impact of change in revenue	(1)
Sale of Merry Maids branches	(3)
Incentive compensation	1
Cost reduction initiatives	4
Other	1
Year Ended December 31, 2016	$79

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The impact of the decrease in revenue on Adjusted EBITDA was driven by the decrease in revenue from company-owned Merry Maids branches and sales of products, offset, in part, by the increase in royalty fees and relatively low margin revenue from janitorial national accounts.

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

Corporate

Corporate reported a $6 million increase in Adjusted EBITDA for the year ended December 31, 2016 compared to the year ended December 31, 2015. Adjusted EBITDA for Corporate for the year ended December 31, 2015 was comparable to December 31, 2014.

Adjusted EBITDA

The following table provides a summary of changes in Corporate’s Adjusted EBITDA:

(In millions)
Year Ended December 31, 2014	$(9)
Insurance program	4
Other	(4)
Year Ended December 31, 2015	$(9)
Insurance program	5
Other	1
Year Ended December 31, 2016	$(3)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The decrease in expense related to our automobile, general liability and workers’ compensation insurance program was driven by the impact of increased reserves of $4 million and $9 million recorded in 2016 and 2015, respectively, driven by unfavorable claims trends. The unfavorable claims trends for 2016 were impacted by a charge of $3 million in connection with civil claims related to an incident at a family’s residence in Palm Beach County, Florida, and the unfavorable claims trends for 2015 were impacted by a charge of $3 million in connection with civil claims related to an incident at a resort in St. John in the U.S. Virgin Islands. Each of the $3 million charges are amounts equal to our insurance deductible under our general liability insurance program.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The decrease in expense related to our automobile, general liability and workers’ compensation insurance program was driven by the impact of increased reserves of $9 million and $13 million recorded in 2015 and 2014, respectively, driven by unfavorable claims trends. The unfavorable claims trends for 2015 were impacted by a charge of $3 million in connection with civil claims related to an incident at a resort in St. John in the U.S. Virgin Islands. The $3 million charge is an amount equal to our insurance deductible under our general liability insurance program.

Discontinued Operations

TruGreen Spin-off

On January 14, 2014, we completed a separation transaction (the “TruGreen Spin-off”), resulting in the spin-off of the assets and certain liabilities of the business that comprises the lawn, tree and shrub care services previously conducted by ServiceMaster primarily under the TruGreen brand name (collectively, the “TruGreen Business”) through a tax-free, pro rata dividend to our stockholders. As a result of the completion of the TruGreen Spin-off, TruGreen Holding Corporation (“New TruGreen”) operates the TruGreen Business as a private independent company.

In connection with the TruGreen Spin-off, we entered into a transition services agreement with New TruGreen pursuant to which we provide New TruGreen with specified communications, public relations, finance and accounting, tax, treasury, internal audit, human resources operations and benefits, risk management and insurance, supply management, real estate management, marketing, facilities, information technology and other support services. The charges for the transition services are designed to allow us to fully recover the direct costs of providing the services, plus specified margins and any out-of-pocket costs and expenses. The services provided under the transition services agreement terminated at various specified times on or prior to December 31, 2016, except certain information technology services which we have entered into an agreement with New TruGreen to extend through June 30, 2018.  New TruGreen may terminate the extended transition services agreement for convenience upon 90 days written notice.

Under this transition services agreement, in the years ended December 31, 2016, 2015 and 2014, we recorded $9 million, $25 million and $36 million, respectively, of fees from New TruGreen, which is included as a reduction, net of costs incurred, in Selling and administrative expenses in the consolidated statement of operations and comprehensive income (loss). As of December 31, 2016, all amounts owed by New TruGreen under this agreement have been paid.

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

The operating results of discontinued operations are as follows:

	Year Ended December 31,
(In millions)	2016	2015	2014
Revenue	$—	$—	$6
Cost of services rendered and products sold	—	—	12
Selling and administrative expenses	1	3	14
Trade name impairment(1)	—	—	139
Restructuring charges	—	—	3
Loss before income taxes(1)	(1)	(3)	(161)
Benefit for income taxes(1)	—	(1)	(61)
Loss from discontinued operations, net of income taxes(1)	$(1)	$(2)	$(100)

___________________________________

(1)During the year ended December 31, 2014, the Company recorded a  pre-tax non-cash impairment charge of $139 million ($84 million, net of tax) associated with the trade name at its former TruGreen business, which is reported in Loss from discontinued operations, net of income taxes in the consolidated statements of operations and comprehensive income (loss).

Liquidity and Capital Resources

Liquidity

We are highly leveraged, and a substantial portion of our liquidity needs are due to service requirements on our significant indebtedness. The agreements governing the Credit Facilities contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of December 31, 2016, we were in compliance with the covenants under the agreements that were in effect on such date.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Credit Facilities. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt.  Cash and short- and long-term marketable securities totaled $335 million as of December 31, 2016, compared with $377 million as of December 31, 2015. As of December 31, 2016, there were  $35 million of letters of credit outstanding and $265 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts.

On February 23, 2016, our board of directors authorized a three-year share repurchase program, under which we may repurchase up to $300 million of outstanding shares of our common stock. As of December 31, 2016, we have repurchased $60 million of outstanding shares, which is included in treasury stock on the consolidated statements of financial position.  Additionally, for January 1, 2017 through February 17, 2017, we purchased 1.1 million shares of common stock at an average price paid per share of $37.50.

In 2016, we settled all civil claims of the affected families related to the U.S. Virgin Islands and Florida fumigation matters, and payments in connection with those claims totaled $90 million ($56 million, net of tax). We have also sought to resolve by plea agreement the federal criminal consequences related to the U.S. Virgin Islands matter pursuant to which we expect to pay approximately $10 million. See Note 9 to the consolidated financial statements for more details.

We have submitted to the IRS a voluntary correction proposal to remedy an administrative error related to our Profit Sharing and Retirement Plan. Our current estimate of the cost of the correction ranges from $25 million to approximately $92 million. See Note 11 to the consolidated financial statements for more details.

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

As of December 31, 2016, we had posted $31 million in letters of credit, which were issued under the Revolving Credit Facility, and $95 million of cash, which is included in Restricted cash on the consolidated statements of financial position, as collateral under our automobile, general liability and workers’ compensation insurance program. This amount is not related to the payments made in connection with fumigation related matters. We may from time to time change the amount of cash or marketable securities used to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program.  The amount of cash or marketable securities utilized to satisfy these collateral requirements will depend on the relative cost of the issuance of letters of credit under the Revolving Credit Facility and our cash position.  Any change in cash or marketable securities used as collateral would result is a corresponding change in our available borrowing capacity under the Revolving Credit Facility.

Additionally, under the terms of our fuel swap contracts, we are required to post collateral in the event the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the agreement with the counterparty. As of December 31, 2016, the estimated fair value of our fuel swap contracts was a net asset of $5 million, and we had posted $3 million in letters of credit as collateral under our fuel hedging program, which were also issued under the Revolving Credit Facility. The continued use of letters of credit for this purpose in the future could limit our ability to post letters of credit for other purposes and could limit our borrowing availability under the Revolving Credit Facility. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

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

Refinancing of Indebtedness

On November 8, 2016, we entered into a $1,650 million Term Loan Facility and a $300 million Revolving Credit Facility and sold $750 million of 2024 Notes. Borrowings under the Term Loan Facility and the 2024 Notes were used to repay the remaining outstanding $2,356 million in aggregate principal amount of the Old Term Loan Facility. In connection with the repayment, we recorded a loss on extinguishment of debt of $32 million in the year ended December 31, 2016, which includes the write-off of $14 million of original issue discount and $18 million of debt issuance costs. In addition, $38 million of proceeds was used to pay debt issuance costs of $34 million and original issue discount of $4 million in connection with the Term Loan Facility, the Revolving Credit Facility and the 2024 Notes.

On November 7, 2016, we entered into a seven-year interest rate swap agreement effective November 8, 2016. The notional amount of the agreement was $650 million. Under the terms of the agreement, we will pay a fixed rate of interest of 1.493 percent on the $650 million notional amount, and we will receive a floating rate of interest (based on one-month LIBOR, subject to a floor of zero percent) on the notional amount. Therefore, during the term of the agreement, the effective interest rate on $650 million of the Term Loan Facility is fixed at a rate of 1.493 percent, plus the incremental borrowing margin of 2.50 percent. On November 8, 2016, the Company terminated the then-existing interest rate swap agreements and paid $10 million in connection with the terminations.

Fleet and Equipment Financing Arrangements

We have entered into a fleet management services agreement (the “Fleet Agreement”) which, among other things, allows us to obtain fleet vehicles through a leasing program. We expect to fulfill substantially all of our vehicle fleet needs through the leasing program under the Fleet Agreement. For the year ended December 31, 2016, we acquired $61 million of vehicles through the leasing program under the Fleet Agreement. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement. We anticipate new lease financings for the full year 2017 will range from approximately $30 million to $40 million.

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

The agreements governing the Credit Facilities may restrict the ability of our subsidiaries to pay dividends, make loans or otherwise transfer assets to us. Further, our subsidiaries are permitted under the terms of the Credit Facilities and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us.

Furthermore, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payments of ordinary and extraordinary dividends by our home warranty and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of December 31, 2016, the total net assets subject to these third-party restrictions was $173 million. We expect that such limitations will be in effect for the foreseeable future. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

We consider undistributed earnings of our foreign subsidiaries as of December 31, 2016 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Cumulative undistributed earnings of our foreign subsidiaries amounted to $60 million and $56 million as of December 31, 2016 and 2015, respectively. Should these earnings become taxable, we could be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in various jurisdictions. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $23 million and $17 million as of December 31, 2016 and December 31, 2015, respectively. We have not repatriated, nor do we anticipate the need to repatriate, funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized in the following table.

	Year Ended December 31,
(In millions)	2016	2015	2014
Net cash provided from (used for):
Operating activities	$325	$398	$289
Investing activities	(133)	(98)	(56)
Financing activities	(102)	(381)	(312)
Discontinued operations	—	(11)	(15)
Effect of exchange rate changes on cash	—	(2)	—
Cash increase (decrease) during the period	$89	$(92)	$(95)

Operating Activities

Net cash provided from operating activities from continuing operations decreased $73 million to $325 million for the year ended December 31, 2016 compared to $398 million for the year ended December 31, 2015 and $289 million for the year ended December 31, 2014.

Net cash provided from operating activities in 2016 comprised $431 million in earnings adjusted for non-cash charges, offset, in part, by $90 million in payments related to fumigation matters and a $16 million increase in cash required for working capital (a $22 million increase excluding the working capital impact of accrued interest, restructuring and taxes). For the year ended December 31, 2016, working capital requirements were negatively impacted by timing of payments related to self-insured claims.

 Net cash provided from operating activities in 2015 comprised $406 million in earnings adjusted for non-cash charges, offset, in part, by $1 million in payments related to fumigation matters and a $7  million increase in cash required for working capital (an  $18 million decrease excluding the working capital impact of accrued interest, restructuring and taxes). For the year ended December 31, 2015, working capital requirements were negatively impacted by the timing of interest payments driven by the redemption of the 2020 Notes, offset, in part, by favorable changes in the payment terms with certain of our vendors.

Net cash provided from operating activities in 2014 comprised $303 million in earnings adjusted for non‑cash charges, offset, in part, by a $14 million increase in cash required for working capital (a  $3 million decrease excluding the working capital impact of accrued interest, restructuring and taxes). Accrued interest balances were reduced in 2014 as a result of the reduction in long-term debt.

Investing Activities

Net cash used for investing activities from continuing operations was $133 million for the year ended December 31, 2016 compared to $98 million for the year ended December 31, 2015 and $56 million for the year ended December 31, 2014.

Capital expenditures increased to $56 million in 2016 from $40 million in 2015 and $35 million in 2014 and included recurring capital needs and information technology projects. We anticipate capital expenditures for the full year 2017 will range from $50 million to $60 million, reflecting recurring capital needs and the continuation of investments in information systems and productivity enhancing technology.  We expect to fulfill our ongoing vehicle fleet needs through vehicle capital leases.  We have no additional material capital commitments at this time.

Proceeds from the sale of equipment and other assets was $8 million, $14 million and $2 million in 2016, 2015 and 2014, respectively, primarily driven by the branch conversions at Merry Maids. The branches were sold for a total purchase price of $9 million, $17 million and $2 million, respectively. In 2016 and 2015, we received cash of $6 million and $13 million and provided financing of $2 million and $4 million respectively.  In 2014, we provided financing of $2 million.  As of October 10, 2016, the branch conversion process was complete.

Cash payments for acquisitions totaled $121 million in 2016, compared with $92 million in 2015 and $58 million in 2014. On June 27, 2016, we acquired OneGuard for $61 million consisting of net cash consideration of $52 million and deferred payments of $9 million. On November 30, 2016, we acquired Landmark for $39 million consisting of net cash consideration of $35 million and deferred payments of $5 million. Consideration paid for tuck-in acquisitions consisted of cash payments and debt payable to sellers. We expect to continue our tuck-in acquisition program at Terminix and to periodically evaluate other strategic acquisitions.

Cash flows provided from purchases, sales and maturities of securities, net, in 2016, 2015 and 2014 were $43 million, $26 million and $40 million, respectively, and were driven by the maturity and sale of marketable securities at American Home Shield.

Cash flows used for notes receivable, net, were $3 million in 2016 and $6 million in 2015 and 2014 and were a result of increased financing provided by SMAC to our franchisees and retail customers of our operating units.

Financing Activities

Net cash used for financing activities from continuing operations was $102 million for the year ended December 31, 2016 compared to $381 million for the year ended December 31, 2015 and $312 million for the year ended December 31, 2014.

During 2016,  we entered into a $1,650 Term Loan Facility and sold $750 million of 2024 Notes and used the proceeds to repay the remaining outstanding $2,356 million in aggregate principal amount of the Old Term Facility. Additionally, we made scheduled principal payments on long-term debt of $61 million, paid $4 million in original issue discount, paid $34 million in debt issuance costs, repurchased $60 million of common stock and received $13 million from the issuance of common stock through the exercise of stock options and the sale of shares under the Employee Stock Purchase Plan.

During 2015, we borrowed an incremental $583 million, made scheduled principal payments on long-term debt of $45 million and redeemed $390 million and $488 million in aggregate principal amount of our 8% 2020 Notes and 7% 2020 Notes, respectively, at a redemption price of 106.0% and 105.25%, respectively, of the principal amounts. Additionally, we paid $2 million in original issue discount, paid $5 million in debt issuance costs, paid $49 million for the call premium paid on the retirement of debt and received $16 million from the issuance of common stock through the exercise of stock options and the sale of shares under the Employee Stock Purchase Plan.

On July 1, 2014, we completed the initial public offering of 41,285,000 shares of our common stock at a price of $17.00 per share, and we terminated the agreements governing the then-existing term loan facility and the then-existing revolving credit facility and entered into the Old Credit Facilities. The net proceeds and use of proceeds in connection with the offering and related refinancing, which are included in financing activities from continuing operations during 2014, are as follows:

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

(In millions)
Net proceeds from the initial public offering	$663
Borrowings under the Old Term Loan Facility	1,825
Repayment of the then-existing term loan facility	(2,187)
Partial redemption of 8% 2020 Notes	(210)
Partial redemption of 7% 2020 Notes	(263)
Call premium paid on the retirement of debt	(35)
Original issue discount paid in connection with the Old Term Loan Facility	(18)
Debt issuance costs paid in connection with the Old Term Loan Facility	(24)
Net cash used for financing activities in connection with the initial public offering	$(249)

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

Contractual Obligations

The following table presents our contractual obligations and commitments as of December 31, 2016.

(In millions)	Total	Less than 1 Yr	1 - 3 Yrs	3 - 5 Yrs	More than 5 Yrs
Principal repayments*	$2,826	$32	$158	$41	$2,595
Capital leases*	88	27	39	20	2
Estimated interest payments(1)	978	129	241	233	375
Non-cancelable operating leases(2)	134	21	30	18	65
Purchase obligations(3)	89	65	22	2	—
Insurance claims*	232	111	51	22	48
Other, including deferred compensation trust*	8	2	1	1	4
Total amount	$4,355	$387	$542	$337	$3,089

__________________________________

*These items are reported in the consolidated statements of financial position.

(1)

These amounts represent future interest payments related to existing debt obligations based on fixed and variable interest rates and principal maturities specified in the associated debt agreements. As of December 31, 2016, payments related to variable debt are based on applicable rates at December 31, 2016 plus the specified margin in the associated debt agreements for each period presented. As of December 31, 2016, the estimated debt balance (including capital leases) as of each fiscal year end from 2017 through 2021 is $2,855 million, $2,701 million, $2,658 million, $2,620 million and $2,597 million, respectively. The weighted-average interest rate on the estimated debt balances at each fiscal year end from 2017 through 2021 is expected to be 4.4 percent. See Note 12 to the consolidated financial statements for the terms and maturities of existing debt obligations.

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

Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2016, we are unable to reasonably estimate the period of cash settlement with the respective taxing authority. Accordingly, $13 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See the discussion of income taxes in Note 5 to the consolidated financial statements.

Financial Position—Continuing Operations

The following discussion describes changes in our financial position from December 31, 2015 to December 31, 2016.

Receivables increased from prior year levels, primarily related to customer growth at American Home Shield.

Property and equipment increased from prior year levels, reflecting purchases for recurring capital needs and information technology projects and the acquisition of vehicles under the Fleet Agreement, offset, in part, by depreciation expense.

Goodwill increased from prior year levels due to the OneGuard and Landmark acquisitions and several pest control and termite acquisitions, offset, in part, by reductions due to the Merry Maids branch conversions. See Notes 4 and 6 to the consolidated financial statements for more details.

Restricted cash represents amounts posted as collateral under our automobile, general liability and workers’ compensation insurance program.

Marketable securities decreased from prior year levels, primarily due to the sale of securities at American Home Shield.

Deferred revenue increased from prior year levels, primarily reflecting customer growth American Home Shield.

Long-term debt increased from prior year levels primarily due to additional borrowings under the Fleet Agreement and Credit Facilities.  See Note 12 to the consolidated financial statements for more details.

Deferred taxes increased from prior year levels, primarily due to the current year deferred tax provision and current year deferred taxes related to unrealized gain on derivatives. See Note 5 to the consolidated financial statements for more details.

Other long-term obligations, primarily self-insured claims decreased from prior year levels, primarily due to settlements of insured fumigation related matters.

Total shareholders’ equity was $686 million as of December 31, 2016 compared to $545 million as of December 31, 2015. The increase was primarily driven by the $173 million of comprehensive income offset, in part, by $60 million of share repurchases. See the consolidated statements of shareholders’ equity for further information.

Financial Position—Discontinued Operations

The assets and liabilities related to discontinued operations have been classified in a separate caption on the consolidated statements of financial position.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any significant off-balance sheet arrangements.

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

As required under accounting standards for goodwill and other intangibles, goodwill is not subject to amortization, and intangible assets with indefinite useful lives are not amortized until their useful lives are determined to no longer be indefinite. Goodwill and intangible assets that are not subject to amortization are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. We adopted the provisions of ASU 2011-08, ‘‘Testing Goodwill for Impairment,’’ in the fourth quarter of 2011. This Accounting Standards Update (‘‘ASU’’), gives entities the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not greater than its carrying amount, the two-step impairment test would not be required. For the 2016, 2015 and 2014 annual goodwill impairment analysis performed as of October 1 of each year, we did not perform qualitative assessments on any reporting unit, but instead completed Step 1 of the goodwill impairment test for all reporting units.

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

Goodwill and indefinite-lived intangible assets, primarily our trade names, are assessed annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Our goodwill is assigned to three reporting units: Terminix, American Home Shield and Franchise Services Group. The October 1, 2016 estimated fair values for all reporting units were substantially in excess of their respective carrying values, and we do not believe the reporting units were at risk of impairment as of December 31, 2016. Our 2016, 2015, and 2014 annual impairment analyses, which were performed as of October 1 of each year, did not result in any goodwill or trade name impairments to continuing operations.

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

Newly Issued Accounting Standards

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. In the year ended December 31, 2016, we adopted Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” and ASU 2016-18, “Restricted Cash.”  See Note 2 to the consolidated financial statements for further information on these adoptions and other newly issued accounting standards.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, could cause actual results and outcomes to differ from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•

resolution of fumigation related matters, including approval of the terms of the New Plea Agreement by the District Court related to the criminal aspects of the U.S. Virgin Islands fumigation incident;

•	lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•	the 401(k) Plan correction contribution and other employee benefit plan compliance issues;
•	compliance with, or violation of, environmental, health and safety laws and regulations;
•	weakening general economic conditions, especially as they may affect home sales, unemployment and consumer confidence or spending levels;
•	our ability to generate the significant amount of cash needed to fund our operations and service our debt obligations;
•	our ability to successfully implement our business strategies;
•	adverse credit and financial markets impeding access, increasing financing costs or causing our customers to incur liquidity issues leading to some of our services not being purchased or cancelled;
•	cyber security breaches, disruptions or failures in our information technology systems and our failure to protect the security of personal information about our customers;
•	our ability to attract and retain key personnel, including our ability to attract, retain and maintain positive relations with trained workers and third-party contractors;
•	increase in prices for fuel and raw materials, and in minimum wage levels;
•	changes in the source and intensity of competition in our market segments;
•	adverse weather conditions;

•	our franchisees, subcontractors, third-party distributors and vendors taking actions that harm our business;
•	changes in our services or products;
•	our ability to protect our intellectual property and other material proprietary rights;
•	negative reputational and financial impacts resulting from future acquisitions or strategic transactions;
•	laws and governmental regulations increasing our legal and regulatory expenses;
•	increases in interest rates increasing the cost of servicing our substantial indebtedness;
•	increased borrowing costs due to lowering or withdrawal of the ratings, outlook or watch assigned to our debt securities;
•	restrictions contained in our debt agreements;
•	the effects of our substantial indebtedness and the limitations contained in the agreements governing such indebtedness; and
•	other factors described in this report and from time to time in documents that we file with the SEC.

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

On November 7, 2016, we entered into a seven-year interest rate swap agreement effective November 8, 2016. The notional amount of the agreement was $650 million. Under the terms of the agreement, we will pay a fixed rate of interest of 1.493 percent on the $650 million notional amount, and we will receive a floating rate of interest (based on one‑month LIBOR, subject to a floor of zero percent) on the notional amount. Therefore, during the term of the agreement, the effective interest rate on $650 million of the Term Loan Facility is fixed at a rate of 1.493 percent, plus the incremental borrowing margin of 2.50 percent.

We believe our exposure to interest rate fluctuations, when viewed on both a gross and net basis, is material to our overall results of operations. A significant portion of our outstanding debt, including debt under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of December 31, 2016, each one percentage point change in interest rates would result in an approximate $10 million change in the annual interest expense on our Term Loan Facility after considering the impact of the effective interest rate swap. Assuming all revolving loans were fully drawn as of December 31, 2016, each one percentage point change in interest rates would result in an approximate $3 million change in annual interest expense on our Revolving Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness.

The following table summarizes information about our debt as of December 31, 2016 (after considering the impact of the effective interest rate swaps), including the principal cash payments and related weighted‑average interest rates by expected maturity dates based on applicable rates at December 31, 2016.

	Expected Year of Maturity							Fair
(In millions)	2017	2018	2019	2020	2021	Thereafter	Total	Value
Debt:
Fixed rate	$17	$100	$9	$7	$—	$1,678	$1,811	$1,825
Average interest rate	5.1%	6.7%	5.0%	5.0%	5.0%	5.1%	5.2%
Variable rate	$42	$54	$34	$31	$23	$919	$1,103	$1,106
Average interest rate	3.3%	3.2%	3.3%	3.3%	3.3%	3.3%	3.3%
Interest Rate Swaps:
Receive variable/pay fixed						$650
Average pay rate(1)						1.5%
Average receive rate(1)						0.8%
__________________________________

(1)Before the application of the applicable borrowing margin.

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 14 million gallons of fuel in 2017. As of December 31, 2016, a ten percent change in fuel prices would result in a change of approximately $3 million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of December 31, 2016, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $33 million, maturing through 2018. The estimated fair value of these contracts as of December 31, 2016 was a net asset of $5 million. These fuel swap contracts provide a fixed price for approximately 63 percent and 40 percent of our estimated fuel usage for 2017 and 2018, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

ServiceMaster Global Holdings, Inc.
Memphis, Tennessee

We have audited the accompanying consolidated statements of financial position of ServiceMaster Global Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ServiceMaster Global Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company retrospectively adopted Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments and ASU 2016-09 - Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Memphis, Tennessee
February 24, 2017

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In millions, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue	$2,746	$2,594	$2,457
Cost of services rendered and products sold	1,448	1,375	1,298
Selling and administrative expenses	711	666	669
Amortization expense	33	38	52
401(k) Plan corrective contribution	2	23	—
Fumigation related matters	93	9	—
Insurance reserve adjustment	23	—	—
Impairment of software and other related costs	1	—	47
Consulting agreement termination fees	—	—	21
Restructuring charges	17	5	11
Gain on sale of Merry Maids branches	(2)	(7)	(1)
Interest expense	153	167	219
Interest and net investment income	(6)	(9)	(7)
Loss on extinguishment of debt	32	58	65
Income from Continuing Operations before Income Taxes	241	270	84
Provision for income taxes	85	107	40
Equity in losses of joint venture	(1)	—	—
Income from Continuing Operations	155	162	43
Loss from discontinued operations, net of income taxes	(1)	(2)	(100)
Net Income (Loss)	$155	$160	$(57)
Other Comprehensive Income (Loss), Net of Income Taxes:
Net unrealized losses on securities	(2)	(3)	(1)
Net unrealized gains (losses) on derivative instruments	20	(2)	(6)
Foreign currency translation loss	—	(8)	(5)
Other Comprehensive Income (Loss), Net of Income Taxes	18	(13)	(13)
Total Comprehensive Income (Loss)	$173	$147	$(70)
Weighted-average common shares outstanding - Basic	135.3	135.0	112.8
Weighted-average common shares outstanding - Diluted	137.3	136.6	113.8
Basic Earnings (Loss) Per Share:
Income from Continuing Operations	$1.15	$1.20	$0.38
Loss from discontinued operations, net of income taxes	—	(0.01)	(0.88)
Net Income (Loss)	1.14	1.19	(0.50)
Diluted Earnings (Loss) Per Share:
Income from Continuing Operations	$1.13	$1.19	$0.38
Loss from discontinued operations, net of income taxes	—	(0.01)	(0.88)
Net Income (Loss)	1.13	1.17	(0.50)

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Financial Position

(In millions, except share data)

	As of	As of
	December 31,	December 31,
	2016	2015
Assets:
Current Assets:
Cash and cash equivalents	$291	$296
Marketable securities	25	24
Receivables, less allowances of $22 and $23, respectively	536	487
Inventories	43	40
Prepaid expenses and other assets	70	54
Deferred customer acquisition costs	34	32
Total Current Assets	998	933
Other Assets:
Property and equipment, net	210	160
Goodwill	2,247	2,129
Intangible assets, primarily trade names, service marks and trademarks, net	1,708	1,704
Restricted cash	95	—
Notes receivable	37	32
Long-term marketable securities	19	57
Other assets	71	83
Total Assets	$5,386	$5,098
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$112	$110
Accrued liabilities:
Payroll and related expenses	54	64
Self-insured claims and related expenses	111	106
Accrued interest payable	16	10
Other	60	59
Deferred revenue	629	552
Current portion of long-term debt	59	54
Total Current Liabilities	1,042	955
Long-Term Debt	2,772	2,698
Other Long-Term Liabilities:
Deferred taxes	719	687
Other long-term obligations, primarily self-insured claims	167	213
Total Other Long-Term Liabilities	886	901
Commitments and Contingencies (Note 9)
Shareholders’ Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 144,339,338 shares issued and 135,030,283 outstanding at December 31, 2016 and 143,170,897 shares issued and 135,511,176 outstanding at December 31, 2015)	2	2
Additional paid-in capital	2,274	2,245
Accumulated deficit	(1,405)	(1,560)
Accumulated other comprehensive loss	(3)	(21)
Less common stock held in treasury, at cost (9,309,055 shares at December 31, 2016 and 7,659,721 shares at December 31, 2015)	(182)	(122)
Total Shareholders' Equity	686	545
Total Liabilities and Shareholders' Equity	$5,386	$5,098

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

(In millions)

					Accumulated
					Other
			Additional		Comprehensive
		Common	Paid-in	Accumulated	Income	Treasury		Total
	Shares	Stock	Capital	Deficit	(Loss)	Shares	Amount	Equity
Balance December 31, 2013	99	$1	$1,523	$(1,390)	$7	(7)	$(118)	$23
Net loss	—	—	—	(57)	—	—	—	(57)
Other comprehensive income, net of tax	—	—	—	—	(13)	—	—	(13)
Total comprehensive loss	—	—	—	(57)	(13)	—	—	(70)
Net assets distributed to New TruGreen	—	—	—	(274)	(1)	—	—	(275)
Issuance of common stock	—	—	6	—	—	—	—	6
Issuance of common stock through IPO	41	—	663	—	—	—	—	663
Exercise of stock options	1	—	10	—	—	—	—	10
Vesting of RSUs	—	—	(1)	—	—	—	—	(1)
DSUs converted into common stock	—	—	(1)	—	—	—	1	—
Repurchase of common stock	—	—	—	—	—	—	(5)	(5)
Stock-based employee compensation	—	—	8	—	—	—	—	8
Balance December 31, 2014	142	$2	$2,207	$(1,720)	$(8)	(8)	$(122)	$359
Net income	—	—	—	160	—	—	—	160
Other comprehensive loss, net of tax	—	—	—	—	(13)	—	—	(13)
Total comprehensive income (loss)	—	—	—	160	(13)	—	—	147
Issuance of common stock	—	—	1	—	—	—	—	1
Exercise of stock options	1	—	15	—	—	—	—	15
DSUs converted into common stock	—	—	(1)	—	—	—	1	—
Repurchase of common stock	—	—	—	—	—	—	(1)	(1)
Stock-based employee compensation	—	—	10	—	—	—	—	10
Excess tax benefits from stock-based compensation	—	—	13	—	—	—	—	13
Balance December 31, 2015	143	$2	$2,245	$(1,560)	$(21)	(8)	$(122)	$545
Net income	—	—	—	155	—	—	—	155
Other comprehensive income, net of tax	—	—	—	—	18	—	—	18
Total comprehensive income	—	—	—	155	18	—	—	173
Issuance of common stock	—	—	2	—	—	—	—	2
Exercise of stock options	1	—	10	—	—	—	—	10
Repurchase of common stock	—	—	—	—	—	(2)	(60)	(60)
Stock-based employee compensation	—	—	16	—	—	—	—	16
Balance December 31, 2016	144	$2	$2,274	$(1,405)	$(3)	(9)	$(182)	$686

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows

(In millions)

(In millions)

	Year Ended December 31,
	2016	2015	2014
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	$296	$389	$484
Cash Flows from Operating Activities from Continuing Operations:
Net Income (Loss)	155	160	(57)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss from discontinued operations, net of income taxes	1	2	100
Equity in losses of joint venture	1	—	—
Depreciation expense	61	47	48
Amortization expense	33	38	52
Amortization of debt issuance costs	5	5	8
401(k) Plan corrective contribution	2	23	—
Fumigation related matters	93	9	—
Payments on fumigation related matters	(90)	(1)	—
Insurance reserve adjustment	23	—	—
Impairment of software and other related costs	1	—	47
Gain on sale of Merry Maids branches	(2)	(7)	(1)
Loss on extinguishment of debt	32	58	65
Deferred income tax provision	22	60	29
Stock-based compensation expense	13	10	8
Gain on sale of marketable securities	(3)	(6)	(4)
Other	(3)	8	7
Change in working capital, net of acquisitions:
Receivables	(40)	(44)	(34)
Inventories and other current assets	(6)	5	(1)
Accounts payable	7	18	(1)
Deferred revenue	44	38	39
Accrued liabilities	(28)	1	1
Accrued interest payable	6	(24)	(17)
Accrued restructuring charges	7	(2)	3
Current income taxes	(8)	2	(3)
Net Cash Provided from Operating Activities from Continuing Operations	325	398	289
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(56)	(40)	(35)
Sale of equipment and other assets	8	14	2
Other business acquisitions, net of cash acquired	(121)	(92)	(58)
Purchases of available-for-sale securities	(6)	(6)	(11)
Sales and maturities of available-for-sale securities	49	32	51
Origination of notes receivable	(100)	(98)	(85)
Collections on notes receivable	97	92	79
Other investments	(3)	—	—
Net Cash Used for Investing Activities from Continuing Operations	(133)	(98)	(56)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	2,400	583	1,825
Payments of debt	(2,417)	(923)	(2,698)
Discount paid on issuance of debt	(4)	(2)	(18)
Debt issuance costs paid	(34)	(5)	(24)
Call premium paid on retirement of debt	—	(49)	(35)
Contribution to TruGreen Holding Corporation	—	—	(35)
Repurchase of common stock and RSU vesting	(60)	—	(6)
Issuance of common stock	13	16	679
Net Cash Used for Financing Activities from Continuing Operations	(102)	(381)	(312)
Cash Flows from Discontinued Operations:
Cash used for operating activities	—	(11)	(11)
Cash used for investing activities	—	—	(2)
Cash used for financing activities	—	—	(3)
Net Cash Used for Discontinued Operations	—	(11)	(15)
Effect of Exchange Rate Changes on Cash	—	(2)	—
Cash Increase (Decrease) During the Period	89	(92)	(95)
Cash and Cash Equivalents and Restricted Cash at End of Period	$386	$296	$389

See accompanying Notes to the Consolidated Financial Statements.

SERVICEMASTER GLOBAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

ServiceMaster is a leading provider of essential residential and commercial services. The Company’s services include termite and pest control, home warranties, disaster restoration, janitorial, residential cleaning,  cabinet and wood furniture repair and home inspection. The Company provides these services through an extensive service network of company-owned, franchised and licensed locations operating primarily under the following leading brands: Terminix, American Home Shield, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec. All consolidated Company subsidiaries are wholly-owned. Intercompany transactions and balances have been eliminated.

On June 25, 2014, the Company’s registration statement on Form S-1 for our initial public offering was declared effective by the SEC. On July 1, 2014, the Company completed the offering of 41,285,000 shares of its common stock at a price of $17.00 per share. During 2015, through secondary public offerings of the Company’s common stock, the selling stockholders completed the offering of an additional 80,711,763 shares of common stock. Since completion of the secondary public offerings in 2015, the Equity Sponsors have not held a significant amount of the Company’s common stock.

Note 2. Significant Accounting Policies

Consolidation

The consolidated financial statements of the Company include all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. The more significant areas requiring the use of management estimates relate to revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims; accruals for home warranties and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; share based compensation; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets. In 2016, there were no changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates.

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

The Company has franchise agreements in its Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. Franchise revenue (which in the aggregate represents approximately five percent of annual consolidated revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee’s customer-level revenue. Monthly fee revenue is recognized when the related customer-level revenue generating activity is performed by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise or a license. These initial franchise or license fees are pre-established fixed amounts and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations were $83 million, $75 million, and $71 million for the years ended December 31, 2016, 2015 and 2014, respectively. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s consolidated financial statements for all periods.

Revenues are presented net of sales taxes collected and remitted to government taxing authorities on the consolidated statements of operations and comprehensive income (loss).

The Company had $629 million and $552 million of deferred revenue as of December 31, 2016 and 2015, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home warranties, termite baiting, termite inspection and pest control services.

Deferred Customer Acquisition Costs

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale. Deferred customer acquisition costs amounted to $34 million and $32 million as of December 31, 2016 and 2015, respectively.

Advertising

On an interim basis, certain advertising costs are deferred and recognized approximately in proportion to the revenue over the year and are not deferred beyond the calendar year-end. Certain other advertising costs are expensed when the advertising occurs. The cost of direct-response advertising at Terminix, consisting primarily of direct-mail and digital promotions, is capitalized and amortized over its expected period of future benefits. Deferred advertising costs are included in Prepaid expenses and other assets on the consolidated statements of financial position. Advertising expense for the years ended December 31, 2016, 2015 and 2014 was $110 million, $113 million and $122 million, respectively.

Inventory

Inventories are recorded at the lower of cost (primarily on a weighted-average cost basis) or market. The Company’s inventory primarily consists of finished goods to be used on the customers’ premises or sold to franchisees.

Property and Equipment, Intangible Assets and Goodwill

Property and equipment consist of the following:

			Estimated
	As of December 31,		Useful Lives
(In millions)	2016	2015	(Years)
Land	$6	$6	N/A
Buildings and improvements	38	38	10 - 40
Technology and communications	230	200	3 - 7
Machinery, production equipment and vehicles	202	146	3 - 9
Office equipment, furniture and fixtures	20	17	5 - 7
	496	408
Less accumulated depreciation	(286)	(248)
Net property and equipment	$210	$160

Depreciation of property and equipment, including depreciation of assets held under capital leases was $61 million, $47 million and $48 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company recorded an impairment charge of $1 million in the year ended December 31, 2016 relating to its decision in the second quarter of 2016 to replace certain software pursuant to our ServSmart initiative.

The Company recorded an impairment charge of $47 million ($28 million, net of tax) in the year ended December 31, 2014 related to its decision in the first quarter of 2014 to abandon its efforts to deploy a new operating system at American Home Shield. This impairment represented an adjustment of the carrying value of the asset to its estimated fair value of zero on a non-recurring basis.

As of December 31, 2016 and 2015, goodwill was $2,247 million and $2,129 million, respectively, and intangible assets consisted primarily of indefinite-lived trade names in the amount of $1,608 million and other intangible assets in the amount of $100 million and $96 million, respectively.

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

As required under accounting standards for goodwill and other intangibles, goodwill is not subject to amortization, and intangible assets with indefinite useful lives are not amortized until their useful lives are determined to no longer be indefinite. Goodwill and intangible assets that are not subject to amortization are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company adopted the provisions of ASU 2011-08, “Testing Goodwill for Impairment,” in the fourth quarter of 2011. This ASU gives entities the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not greater than its carrying amount, the two-step impairment test would not be required. For the 2016, 2015 and 2014 annual goodwill impairment analysis performed as of October 1 of each year, the Company did not perform qualitative assessments on any reporting unit, but instead completed Step 1 of the goodwill impairment test for all reporting units.

Goodwill and indefinite-lived intangible assets, primarily the Company’s trade names, are assessed annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company’s 2016, 2015, and 2014 annual impairment analyses, which were performed as of October 1 of each year, did not result in any goodwill or trade name impairments to continuing operations.

Restricted Cash

Restricted cash consists of cash held in trust as collateral under the Company’s automobile, general liability and workers’ compensation insurance program.

Restricted Net Assets

There are third-party restrictions on the ability of certain of the Company’s subsidiaries to transfer funds to the Company. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payment of ordinary and extraordinary dividends by the Company’s home warranty and similar subsidiaries (through which the Company conducts its American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to the Company. As of December 31, 2016, the total net assets subject to these third-party restrictions was $173 million. None of the Company’s subsidiaries are obligated to make funds available to the Company through the payment of dividends.

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

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options, restricted stock units (“RSUs”) and performance shares are reflected in diluted net income (loss) per share by applying the treasury stock method. See Note 19 to the consolidated financial statements for more details.

Newly Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This model supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Entities have the option of using either a full retrospective or modified approach to adopt the guidance. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim period within those years, beginning after December 15, 2016. The Company currently expects to adopt the new revenue standards in the first quarter of 2018 utilizing the full retrospective transition method. The Company does not expect adoption of the new revenue standards to have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which is the final standard on accounting for leases. While both lessees and lessors are affected by the new guidance, the effects on lessees are much more significant. The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. Entities are required to use a modified retrospective approach to adopt the guidance. The amendments in ASU 2016-02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on the Company’s consolidated financial statements and currently expects that most of the operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption of ASU 2016-02, which will increase the amount of total assets and total liabilities that is reported relative to such amounts prior to adoption.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” to require the recognition of the income tax effects of share-based awards in the income statement when the awards vest or are settled and the presentation of excess tax benefits as an operating activity on the statement of cash flows as part of the FASB’s simplification initiative. Under previous guidance, an entity generally recorded excess tax benefits and certain tax deficiencies in additional paid-in capital instead of through income tax expense or benefit in the income statement and presented excess tax benefits as a financing activity rather than an operating activity in the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. As allowed, the Company has elected to early adopt the amendments of ASU 2016-09. The adoption of ASU 2016-09 has been accounted for as a change in accounting principle prospectively for the income statement effect, as required, and retrospectively for the cash flow statement effect, as allowed. As a result of the implementation of ASU 2016-09, $13 million of excess tax benefits for the year ended December 31, 2015 were retrospectively presented as an operating activity within the consolidated statements of cash flows.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. In particular, under previous guidance, debt prepayment or debt extinguishment costs paid by a borrower in connection with settling a debt financing arrangement before the maturity date were inconsistently classified in the statement of cash flows as either operating activities or financing activities by borrowers. The Company has historically presented debt prepayment costs as cash outflows for operating activities. ASU 2016-15 requires that cash payments for debt prepayment or extinguishment costs be classified as cash outflows for financing activities. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. As allowed, the Company has elected to early adopt the amendments of ASU 2016-15 and has applied the applicable amendments retrospectively as required. As a result of the implementation of ASU 2016-15, $49 million and $35 million of call premium paid on retirement of debt for the years ended December 31, 2015 and 2014, respectively, was retrospectively presented as a financing activity within the consolidated statements of cash flows. ASU 2016-15 contains additional clarifications on the classification of certain transactions in the statement of cash flows, which the Company has applied retrospectively, as applicable.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash” to add and clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. ASU 2016-18 states than an entity should include in its cash and cash equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents; should disclose a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash and restricted cash equivalents; and should not present changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, restricted cash and restricted cash equivalents as cash flow activities in the statement of cash flows. The Company is impacted due to activity associated with the Company’s restricted cash balance. As allowed, the Company has elected to early adopt the amendments of ASU 2016-18 and has applied the applicable amendments retrospectively as required. As a result of the implementation of ASU 2016-18, the Company has included Restricted cash within the beginning and ending cash amounts presented in the consolidated statements of cash flows. In Note 15 to the consolidated financial statements, we have provided a reconciliation of the cash and cash equivalents and restricted cash balances reported within the consolidated statements of financial position to the amounts reported in the consolidated statements of cash flows.

Note 3. Business Segment Reporting

The business of the Company is conducted through three reportable segments: Terminix, American Home Shield and Franchise Services Group.

In accordance with accounting standards for segments, the Company’s reportable segments are strategic business units that offer different services. The Terminix segment provides termite and pest control services to residential and commercial customers and distributes pest control products. The American Home Shield segment provides home warranties for household systems and appliances. The Franchise Services Group segment provides residential and commercial disaster restoration, janitorial and cleaning services through franchises primarily under the ServiceMaster, ServiceMaster Restore and ServiceMaster Clean brand names, home cleaning services through franchises primarily under the Merry Maids brand name, cabinet and wood furniture repair primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. Corporate includes SMAC, the Company’s financing subsidiary exclusively dedicated to providing financing to its franchisees and retail customers of its operating units, and the Company’s headquarters operations (substantially all of which costs are allocated to the Company’s reportable segments), which provide various technology, marketing, finance, legal and other support services to the reportable segments. The composition of the Company’s reportable segments is consistent with that used by the Company’s chief operating decision maker (the “CODM”) to evaluate performance and allocate resources.

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

Information for continuing operations for each reportable segment and Corporate is presented below:

	Year Ended December 31,
(In millions)	2016	2015	2014
Revenue:
Terminix	$1,524	$1,444	$1,370
American Home Shield	1,020	917	828
Franchise Services Group	200	232	253
Reportable Segment Revenue	$2,744	$2,592	$2,450
Corporate	2	2	7
Total Revenue	$2,746	$2,594	$2,457

Reportable Segment Adjusted EBITDA:(1)
Terminix	$371	$347	$309
American Home Shield	220	205	179
Franchise Services Group	79	77	78
Reportable Segment Adjusted EBITDA	$670	$630	$566

Identifiable Assets:
Terminix	$2,820	$2,764	$2,663
American Home Shield	1,312	1,137	1,063
Franchise Services Group	480	492	506
Reportable Segment Identifiable Assets	$4,612	$4,394	$4,232
Corporate	774	705	796
Total Identifiable Assets(2)	$5,386	$5,098	$5,028

Depreciation & Amortization Expense:
Terminix	$58	$59	$73
American Home Shield	13	9	9
Franchise Services Group	7	8	8
Reportable Segment Depreciation & Amortization Expense	$78	$75	$90
Corporate	16	9	10
Total Depreciation & Amortization Expense(3)	$94	$84	$100

Capital Expenditures:
Terminix	$11	$9	$7
American Home Shield	10	7	10
Franchise Services Group	2	3	4
Reportable Segment Capital Expenditures	$22	$19	$21
Corporate	33	21	15
Total Capital Expenditures	$56	$40	$35

________________________________

(1)	Presented below is a reconciliation of Reportable Segment Adjusted EBITDA to Net Income (Loss):

	Year Ended December 31,
(In millions)	2016	2015	2014
Reportable Segment Adjusted EBITDA:
Terminix	$371	$347	$309
American Home Shield	220	205	179
Franchise Services Group	79	77	78
Reportable Segment Adjusted EBITDA	$670	$630	$566
Unallocated corporate expenses	$(3)	$(9)	$(9)
Depreciation and amortization expense	(94)	(84)	(100)
401(k) Plan corrective contribution	(2)	(23)	—
Fumigation related matters	(93)	(9)	—
Insurance reserve adjustment	(23)	—	—
Non-cash stock-based compensation expense	(13)	(10)	(8)
Restructuring charges	(17)	(5)	(11)
Gain on sale of Merry Maids branches	2	7	1
Non-cash impairment of software and other related costs	(1)	—	(47)
Management and consulting fees	—	—	(4)
Consulting agreement termination fees	—	—	(21)
Loss from discontinued operations, net of income taxes	(1)	(2)	(100)
Provision for income taxes	(85)	(107)	(40)
Loss on extinguishment of debt	(32)	(58)	(65)
Interest expense	(153)	(167)	(219)
Other non-operating expenses	—	(3)	—
Net Income (Loss)	$155	$160	$(57)

___________________________________

(2)	Assets of discontinued operations are not included in the business segment table.
(3)

There are no adjustments necessary to reconcile total depreciation and amortization as presented in the business segment table to consolidated totals. Amortization of debt issue costs is not included in the business segment table. See Note 4 to the consolidated financial statements for information relating to segment goodwill.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. There were no goodwill or trade name impairment charges recorded in continuing operations during the years ended December 31, 2016, 2015, and 2014. There were no accumulated impairment losses recorded in continuing operations as of December 31, 2016, 2015 and 2014.

The table below summarizes the goodwill balances for continuing operations by reportable segment:

		American	Franchise
(In millions)	Terminix	Home Shield	Services Group	Total
Balance as of December 31, 2014	$1,497	381	191	2,069
Acquisitions	74	—	—	74
Disposals	—	—	(9)	(9)
Other (1)	(4)	—	(1)	(5)
Balance as of December 31, 2015	1,567	381	182	2,129
Acquisitions	34	90	—	124
Disposals	—	—	(6)	(6)
Balance as of December 31, 2016	$1,601	$471	$175	$2,247

___________________________________

(1)	Reflects the impact of foreign exchange rates.

The table below summarizes the other intangible asset balances for continuing operations:

	As of December 31, 2016			As of December 31, 2015
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$1,608	—	1,608	$1,608	$—	$1,608
Customer relationships	594	(538)	56	571	(517)	53
Franchise agreements	88	(67)	21	88	(63)	25
Other	65	(42)	23	53	(36)	18
Total	$2,356	$(647)	$1,708	$2,320	(616)	1,704

___________________________________

(1)	Not subject to amortization.

Amortization expense of $33 million, $38 million and $52 million was recorded in the years ended December 31, 2016, 2015 and 2014, respectively. For the existing intangible assets, the Company anticipates amortization expense of $26 million, $21 million, $15 million, $13 million and $9 million in 2017, 2018, 2019, 2020 and 2021, respectively.

During the year ended December 31, 2014, the Company recorded a pre-tax non-cash impairment charge of $139 million ($84 million, net of tax) associated with the trade name at its former TruGreen business, which is reported in Loss from discontinued operations, net of income taxes in the consolidated statements of operations and comprehensive income (loss).

Note 5. Income Taxes

As of December 31, 2016, 2015 and 2014, the Company has $13 million, $16 million and $13 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). At December 31, 2016 and 2015, $9 million and $12 million, respectively, of unrecognized tax benefits would impact the effective tax rate if recognized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
(In millions)	2016	2015	2014
Gross unrecognized tax benefits at beginning of period	$16	$13	$8
Increases in tax positions for prior years	—	—	1
Decrease in tax positions for prior years	(5)	—	—
Increases in tax positions for current year	3	3	7
Lapse in statute of limitations	(1)	(1)	(1)
Gross unrecognized tax benefits at end of period	$13	$16	$13

Based on information currently available, it is reasonably possible that over the next 12 month period unrecognized tax benefits may decrease by $2 million as the result of settlements of ongoing audits, statute of limitation expirations or final settlements of uncertain tax positions in multiple jurisdictions.

The Company files consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. In the ordinary course of business, the Company is subject to review by domestic and foreign taxing authorities. For U.S. federal income tax purposes, the Company participates in the IRS’s Compliance Assurance Process whereby its U.S. federal income tax returns are reviewed by the IRS both prior to and after their filing. The U.S. federal income tax returns filed by the Company through the year ended December 31, 2014 have been audited by the IRS. In the fourth quarter of 2016, the IRS completed the audits of the Company’s tax returns for the year ended December 31, 2014 with no additional payments. The IRS commenced examinations of the Company’s U.S. federal income tax returns for 2015 in the first quarter of 2015. The examination is anticipated to be completed by the second quarter of 2017. Five state tax authorities are in the process of auditing state income tax returns of various subsidiaries. The Company is no longer subject to state and local or foreign income tax examinations by tax authorities for years before 2008.

The Company’s policy is to recognize potential interest and penalties related to its tax positions within the tax provision. Total interest and penalties included in the consolidated statements of income are immaterial. As of December 31, 2016 and 2015, the Company had accrued for the payment of interest and penalties of approximately $1 million.

The components of income (loss) from continuing operations before income taxes are as follows:

	Year Ended December 31,
(In millions)	2016	2015	2014
U.S.	$238	$266	$79
Foreign	3	4	5
Income from Continuing Operations before Income Taxes	$241	$270	$84

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the Company’s effective income tax rate for continuing operations is as follows:

	Year Ended December 31,
	2016	2015	2014
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal benefit	4.7	3.2	12.3
Tax credits	(0.9)	(0.8)	(3.1)
Other permanent items	1.5	2.4	1.8
Stock option forfeitures	—	—	1.6
Remeasurement of prior year tax positions	(1.9)	—	—
Excess tax benefits from stock-based compensation	(3.0)	—	—
Other, including foreign rate differences and reserves	—	—	0.6
Effective rate	35.4%	39.8%	48.2%

The effective tax rate for discontinued operations for the years ended December 31, 2016, 2015 and 2014 was a tax benefit of 37.7 percent, 37.7 percent and 38.1 percent, respectively. The effective tax rate for the year ending December 31, 2014 was impacted by the impairment of non-deductible goodwill.

Income tax expense from continuing operations is as follows:

	Year Ended December 31,
(In millions )	2016	2015	2014
Current:
U.S. federal	$50	$33	$—
Foreign	2	2	3
State and local	12	12	9
	64	47	11
Deferred:
U.S. federal	17	59	27
Foreign	(2)	—	—
State and local	6	1	2
	22	60	29
Provision for income taxes	$85	$107	$40

Deferred income tax expense results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The deferred tax asset primarily reflects the impact of future tax deductions related to the Company’s accruals and certain net operating loss carryforwards. The deferred tax liability is primarily attributable to the basis differences related to intangible assets. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The valuation allowance for deferred tax assets as of December 31, 2016 was $7 million.

Significant components of the Company’s deferred tax balances are as follows:

	As of December 31,
(In millions)	2016	2015
Long-term deferred tax assets (liabilities):
Intangible assets(1)	$(727)	$(719)
Property and equipment	(34)	(21)
Prepaid expenses and deferred customer acquisition costs	(18)	(17)
Receivables allowances	13	13
Self-insured claims and related expenses	11	11
Accrued liabilities	28	30
Other long-term obligations	(19)	(14)
Net operating loss and tax credit carryforwards	36	37
Less valuation allowance	(7)	(7)
Net Long-term deferred tax liability(2)	$(717)	$(687)

___________________________________

(1)

The deferred tax liability relates primarily to the difference in the tax versus book basis of intangible assets. The Company had $759 million and $760 million of deferred tax liability included in this net deferred tax liability as of December 31, 2016 and 2015, respectively, that will not actually be paid unless certain business units of the Company are sold.

(2)	As of December 31, 2016, includes a deferred tax asset of $2 million recorded in Other assets on the consolidated statement of financial position.

As of December 31, 2016, the Company had deferred tax assets, net of valuation allowances, of $29 million for federal and state net operating loss and capital loss carryforwards, which expire at various dates up to 2036. The Company also had deferred tax assets, net of valuation allowances, of less than $1 million for federal and state credit carryforwards which expire at various dates up to 2026. The federal and state net operating loss carryforwards in the filed income tax returns included unrecognized tax benefits taken in prior years. The net operating losses for which a deferred tax asset is recognized for financial statement purposes in accordance with ASC 740 are presented net of these unrecognized tax benefits.

For the year ended December 31, 2011, the Company reorganized certain foreign subsidiaries in conjunction with its international growth initiatives and evaluated its liquidity requirements in the United States and the capital requirements of its foreign subsidiaries. Based on these factors, the Company considers undistributed earnings of its foreign subsidiaries as of December 31, 2016 to be indefinitely reinvested. Accordingly, the Company has not recorded any material deferred taxes for U.S. or foreign withholding taxes on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Cumulative undistributed earnings of the Company’s foreign subsidiaries amounted to $60 million and $56 million as of December 31, 2016 and 2015, respectively. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. Should these earnings become taxable, the Company could be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes in various jurisdictions. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable due to the complexities of the hypothetical calculation. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $23 million and $17 million as of December 31, 2016 and 2015, respectively. The Company does not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with domestic debt service requirements.

Note 6. Acquisitions

Acquisitions have been accounted for using the acquisition method and, accordingly, the results of operations of the acquired businesses have been included in the consolidated financial statements since their dates of acquisition. The assets and liabilities of these businesses were recorded in the financial statements at their estimated fair values as of the acquisition dates.

2016

On June 27, 2016, the Company acquired OneGuard for a total purchase price of $61 million. The Company recorded goodwill of $57 million and other intangibles, primarily customer relationships, of $15 million related to this acquisition.

On November 30, 2016, the Company acquired Landmark for a total purchase price of $39 million. The Company recorded goodwill of $33 million and other intangibles, primarily customer relationships, of $17 million related to this acquisition. As of December 31, 2016, the purchase price allocation for this acquisition has not been finalized. In particular, the Company is still evaluating the fair value of certain intangible assets. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period in 2017.

During the year ended December 31, 2016, the Company completed several pest control and termite acquisitions. The total purchase price for these acquisitions was $43 million. The Company recorded goodwill of $34 million and other intangibles, primarily customer relationships, of $6 million related to these acquisitions.

Prior Years

During the year ended December 31, 2015, the Company completed several pest control and termite acquisitions. The total purchase price for these acquisitions was $125 million. The Company recorded goodwill of $74 million and other intangibles, primarily customer relationships, of $46 million related to these acquisitions.

On February 28, 2014, the Company acquired HSA. The total purchase price for this acquisition was $32 million. The Company recorded goodwill of $34 million and other intangibles, primarily customer relationships, of $18 million related to this acquisition.

During the year ended December 31, 2014, the Company completed several pest control, termite and franchise acquisitions. The total purchase price for these acquisitions was $32 million. The Company recorded goodwill of $20 million and other intangibles, primarily customer relationships, of $11 million related to these acquisitions.

Supplemental cash flow information regarding the Company’s acquisitions is as follows:

	Year Ended December 31,
(In millions)	2016	2015	2014
Assets acquired	$184	$126	$99
Liabilities assumed	(40)	—	(34)
Net assets acquired	$144	$125	$64

Net cash paid	$121	$92	$58
Seller financed debt	23	33	6
Purchase price	$144	$125	$64

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

In connection with the TruGreen Spin-off, the Company entered into a transition services agreement with New TruGreen pursuant to which the Company provides New TruGreen with specified communications, public relations, finance and accounting, tax, treasury, internal audit, human resources operations and benefits, risk management and insurance, supply management, real estate management, marketing, facilities, information technology and other support services. The charges for the transition services are designed to allow the Company to fully recover the direct costs of providing the services, plus specified margins and any out-of-pocket costs and expenses. The services provided under the transition services agreement terminated at various specified times on or prior to December 31, 2016, except certain information technology services which the Company has entered into an agreement with New TruGreen to extend through June 30, 2018. New TruGreen may terminate the extended transition services agreement for convenience upon 90 days written notice.

Under this transition services agreement, in the years ended December 31, 2016, 2015 and 2014, the Company recorded $9 million, $25 million and $36 million, respectively, of fees from New TruGreen, which is included as a reduction, net of costs incurred, in Selling and administrative expenses in the consolidated statement of operations and comprehensive income (loss). As of December 31, 2016, all amounts owed by New TruGreen under this agreement have been paid.

During the year ended December 31, 2014, the Company processed certain of New TruGreen’s accounts payable transactions. Through this process, in the year ended December 31, 2014, $97 million was paid on New TruGreen’s behalf, all of which was repaid by New TruGreen.

In addition, the Company, New TruGreen and TruGreen Limited Partnership entered into (1) a separation and distribution agreement containing key provisions relating to the separation of the TruGreen Business and the distribution of New TruGreen common stock to the Company’s stockholders (including relating to specified TruGreen legal matters with respect to which the Company has agreed to retain liability, as well as insurance coverage, non-competition, indemnification and other matters), (2) an employee matters agreement allocating liabilities and responsibilities relating to employee benefit plans and programs and other related matters and (3) a tax matters agreement governing the respective rights, responsibilities and obligations of the parties thereto with respect to taxes, including allocating liabilities for income taxes attributable to New TruGreen and its subsidiaries generally to the Company for tax periods (or portions thereof) ending on or before January 14, 2014 and generally to New TruGreen for tax periods (or portions thereof) beginning after that date.

TruGreen Intangible Assets

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

Financial Information for Discontinued Operations

Loss from discontinued operations, net of income taxes, for all periods presented includes the operating results of the previously sold businesses.

The operating results of discontinued operations are as follows:

	Year Ended December 31,
(In millions)	2016	2015	2014
Revenue	$—	$—	$6
Cost of services rendered and products sold	—	—	12
Selling and administrative expenses	1	3	14
Trade name impairment(1)	—	—	139
Restructuring charges	—	—	3
Loss before income taxes(1)	(1)	(3)	(161)
Benefit for income taxes(1)	—	(1)	(61)
Loss from discontinued operations, net of income taxes(1)	$(1)	$(2)	$(100)

___________________________________

(1)

During the year ended December 31, 2014, the Company recorded a pre-tax non-cash impairment charge of $139 million ($84 million, net of tax) associated with the trade name at its former TruGreen business, which is reported in Loss from discontinued operations, net of income taxes in the consolidated statements of operations and comprehensive income (loss).

Note 8. Restructuring Charges

The Company incurred restructuring charges of $17 million ($11 million, net of tax), $5 million ($3 million, net of tax) and $11 million ($7 million, net of tax) for the years ended December 31, 2016, 2015 and 2014, respectively. Restructuring charges were comprised of the following:

	Year Ended December 31,
(In millions)	2016	2015	2014
Terminix(1)	$7	$3	$2
American Home Shield(2)	2	—	—
Franchise Services Group(3)	—	1	3
Corporate(4)	5	1	6
Headquarters relocation(5)	3	—	—
Total restructuring charges	$17	$5	$11

___________________________________

(1)

For the year ended December 31, 2016, these charges include $1 million of severance costs and $3 million of stock-based compensation expense due to the modification of non-vested stock options and RSUs as part of the severance agreement with the former president of Terminix. Additionally, $4 million, $3 million and $2 million for the years ended December 31, 2016, 2015 and 2014, respectively, relate to lease termination and severance costs driven by Terminix’s branch optimization program.

(2)	Represents lease termination and other costs driven by the decision to consolidate the stand-alone operations of HSA acquired in February 2014 with those of American Home Shield.
(3)	Represents severance costs related to the reorganization of the Franchise Services Group.
(4)

For the year ended December 31, 2016, these charges include professional fees of $2 million and accelerated depreciation of $2 million related to the early termination of a long-term human resources outsourcing agreement. Additionally, for the years ended December 31, 2016, 2015, and 2014, these charges include severance and other costs of $2 million, $1 million, and $6 million, respectively, related to an initiative to enhance capabilities and reduce costs in the Company’s headquarters functions that provide company-wide administrative services for its operations.

(5)	Represents impairment charges of $1 million and professional fees and other costs of $1 million related to the relocation of the Company’s headquarters.

The pretax charges discussed above are reported in Restructuring charges in the consolidated statements of operations and comprehensive (loss) income.

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities—Other on the consolidated statements of financial position, is presented as follows:

Accrued
Restructuring
(In millions)	Charges
Balance as of December 31, 2014	$4
Costs incurred	5
Costs paid or otherwise settled	(7)
Balance as of December 31, 2015	1
Costs incurred	17
Costs paid or otherwise settled	(16)
Balance as of December 31, 2016	$3

Note 9. Commitments and Contingencies

The Company leases certain property and equipment under various operating lease arrangements. Most of the property leases provide that the Company pay taxes, insurance and maintenance applicable to the leased premises. As leases for existing locations expire, the Company expects to renew the leases or substitute another location and lease.

Rental expense for the years ended December 31, 2016, 2015 and 2014 was $29 million, $29 million and $31 million, respectively. Based on leases in place as of December 31, 2016, future long-term non-cancelable operating lease payments will be approximately $21 million in 2017, $17 million in 2018, $13 million in 2019, $11 million in 2020, $7 million in 2021 and $65 million in 2022 and thereafter.

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

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2014	$104
Provision for self-insured claims	41
Cash payments	(31)
Balance as of December 31, 2015	114
Provision for self-insured claims(1)	58
Cash payments	(51)
Balance as of December 31, 2016	$120

___________________________________

(1)

Includes a charge of $23 million recorded in the year ended December 31, 2016 for an adjustment to the Company’s accrued self-insured claims related to automobile, general liability and workers’ compensation risks. The adjustment is based on the Company’s detailed annual assessment of this actuarially determined accrual, which the Company completes in the second quarter of each year. This adjustment relates to coverage periods of 2015 and prior.

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

In addition to the matters discussed above and the fumigation related matters discussed below, in the ordinary course of conducting business activities, the Company and its subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured matters that are brought on an individual, collective, representative and class action basis, or other proceedings involving regulatory, employment, general and commercial liability, automobile liability, wage and hour, environmental and other matters. The Company has entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court or other approvals. If one or more of the Company’s settlements are not finally approved, the Company could have additional or different exposure, which could be material. Subject to the paragraphs below, the Company does not expect any of these proceedings to have a material effect on its reputation, business, financial position, results of operations or cash flows; however, the Company can give no assurance that the results of any such proceedings will not materially affect its reputation, business, financial position, results of operations and cash flows.

Fumigation Related Matters

On July 21, 2016, TMX USVI and TMX LP, each an indirect, wholly-owned subsidiary of the Company, entered into the Superseding Plea Agreement in connection with the investigation initiated by the DOJ into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands. The Superseding Plea Agreement was intended to resolve four misdemeanor charges of violations of the Federal Insecticide, Fungicide, and Rodenticide Act related to improper applications of methyl bromide. Those charges were set forth in an Information, dated March 29, 2016, in the matter styled United States of America v. The Terminix International Company Limited Partnership and Terminix International USVI, LLC.  At a hearing held on August 25, 2016, the District Court rejected the Superseding Plea Agreement.  On August 31, 2016, the DOJ requested that the charges be dismissed, reserving its right to re-file the charges, in light of ongoing discussions to resolve the matter. The District Court granted that request, and the March 29, 2016 Information was dismissed.

On January 20, 2017, TMX USVI and TMX LP entered into the New Plea Agreement with the DOJ, which has been filed with the District Court, and replaces the Superseding Plea Agreement. Under the New Plea Agreement, TMX USVI and TMX LP have agreed to plead guilty to four misdemeanor charges of violations of the Federal Insecticide, Fungicide, and Rodenticide Act related to improper applications of methyl bromide, as set forth in a new Information filed on January 20, 2017 with the District Court that is substantially similar to the March 29, 2016 Information. Under the terms of the New Plea Agreement, the parties agree and jointly recommend to the District Court that  (i) TMX USVI and TMX LP each pay a fine of $4 million (total of $8 million); (ii) TMX USVI pay $1 million to the EPA for costs incurred by the EPA for the response and clean-up of the affected units at the resort in St. John; (iii) TMX USVI make a community service payment of $1 million to the National Fish and Wildlife Foundation for the purpose of engaging a third party to provide training to pesticide applicators in the U.S. Virgin Islands; and (iv) both TMX USVI and TMX LP serve a three-year probation period, subject to the special conditions of probation under the New Plea Agreement. The total financial terms of the recommended sentence under the New Plea Agreement are equivalent in total amount to the financial terms under the Superseding Plea Agreement.  Unlike the Superseding Plea Agreement, however, the New Plea Agreement is non-binding on the District Court. It is possible that the District Court could use its discretion to impose fines or other terms different than those in the New Plea Agreement. If approved by the District Court, and upon compliance with the terms and conditions of the New Plea Agreement, the New Plea Agreement will resolve the federal criminal consequences associated with the DOJ investigation. The New Plea Agreement does not bind any other federal, state or local authority; however, the EPA has indicated that it does not intend to initiate any administrative enforcement action or refer the matter to the DOJ for any civil enforcement action if the New Plea Agreement is approved by the District Court.

The Company has recorded within Fumigation related matters in the consolidated statement of operations and comprehensive income charges of $2 million and $8 million in the years ended December 31, 2016 and 2015, respectively, in connection with the aforementioned criminal matter. The New Plea Agreement and the payments contemplated thereunder would not resolve any civil or administrative claims for damages or other relief related to the U.S. Virgin Islands matter; however, the Company previously disclosed that it has formalized the terms of the settlement agreement, which includes customary releases and confidentiality provisions, and a civil court in Delaware has given the necessary approvals.  Accordingly, the civil claims for all four members of the Delaware family impacted are resolved.  For the year ended December 31, 2016, the Company recorded within Fumigation related matters in the consolidated statement of operations and comprehensive income a charge of $87 million in connection with the settlement agreement.  For the year ended December 31, 2015, the Company recorded within Cost of services rendered and products sold in the consolidated statement of operations and comprehensive income a charge of $3 million related to the civil claims related to the U.S. Virgin Islands matter, which is an amount equal to the Company’s insurance deductible under its general liability insurance policies.

The amount and extent of any further potential penalties, fines, sanctions, costs and damages that the federal or other governmental authorities may yet impose, investigation or other costs and reputational harm, as well as the impact of any additional civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to the U.S. Virgin Islands matter, which could be material, is not currently known or reasonably estimable, and any such further penalties, fines, sanctions, costs or damages would not be covered under the Company’s general liability insurance policies. On December 16, 2016, the U.S. Virgin Islands Department of Justice filed a civil complaint in the Superior Court of the Virgin Islands related to the aforementioned fumigation incident in a matter styled Government of the United States Virgin Islands v. The ServiceMaster Company, LLC, The Terminix International Company Limited Partnership, and Terminix International USVI, LLC. The Company has not recorded any charge for this new civil lawsuit.

On September 15, 2015, a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, styled Carl Robert McCaughey, et al. v. Terminix International Company Limited Partnership, Sunland Pest Control Services, Inc., et al. The lawsuit alleges that fumigation of a Florida family’s residence by Sunland, a subcontractor of TMX LP, resulted in serious injuries to one of the family’s children. The Company has formalized the terms of a settlement agreement, which includes customary releases and confidentiality provisions, and a civil court in Florida has given the necessary approvals. Accordingly, the civil claims of the affected family related to the Florida fumigation matter are now resolved, and the case has been dismissed. Under the terms of the settlement agreement, in addition to the amounts that the Company’s insurance carriers have agreed to pay to the family pursuant to our general liability insurance policies, the Company has paid $3 million, an amount equal to the Company’s insurance deductible under its general liability insurance policies. In the year ended December 31, 2016, the Company recorded within Cost of services rendered and products sold in the consolidated statement of operations and comprehensive income a charge of $3 million in connection with civil claims related to the Florida fumigation matter.

Note 10. Related Party Transactions

On July 24, 2007, the Company was taken private pursuant to a merger transaction, and, following the completion of the merger and other subsequent transactions, the significant majority of the Company’s outstanding common stock was owned by investment funds managed by, or affiliated with, the Equity Sponsors. Since completion of the Company’s initial public offering in 2014 and the Company’s secondary public offerings in 2015, the Equity Sponsors have not held a significant amount of the Company’s common stock.

Consulting Agreements

The Company was a party to a consulting agreement with CD&R under which CD&R provided the Company with ongoing consulting and management advisory services. The annual consulting fee payable under the consulting agreement with CD&R was $6 million. The Company was also a party to consulting agreements with StepStone, JPMorgan and Ridgemont. Pursuant to the consulting agreements, the Company was required to pay aggregate annual consulting fees of $1 million to StepStone, JPMorgan and Ridgemont. Under these agreements, the Company recorded consulting fees of $4 million for the year ended December 31, 2014 which is included in Selling and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

On July 1, 2014, in connection with the completion of the Company’s initial public offering, the Company paid the Equity Sponsors aggregate fees of $21 million in connection with the termination of the consulting agreements, which is recorded in the year ended December 31, 2014 in Consulting agreement termination fees in the consolidated statements of operations and comprehensive income (loss). Due to the termination of the consulting agreements, there were no consulting fees recorded in the years ended December 31, 2016 and 2015.

Note 11. Employee Benefit Plans

Discretionary contributions to the Company’s 401(k) plan were made in the amount of $15 million, $14 million and $12 million for the years ended December 31, 2016, 2015 and 2014, respectively.

In 2008, the Company amended its 401(k) Plan to implement a QACA under the safe harbor provisions of the Code. QACA plans, in general, require automatic enrollment of employees into the retirement plan absent an affirmative election that such employees do not wish to participate. Although the Company implemented processes to auto-enroll new hires after adopting the QACA plan in 2008, it discovered that it did not auto-enroll then existing employees who were not participating in the 401(k) Plan. In response, the Company implemented an auto-enrollment process for affected active employees and submitted to the IRS a voluntary correction proposal to remedy the issue for prior years. The Company’s current estimate of the cost of the correction ranges from $25 million to approximately $92 million. The Company has recorded within Selling and administrative expenses in the consolidated statement of operations and comprehensive income charges of $2 million and $23 million for the years ended December 31, 2016 and 2015, respectively. However, there can be no assurances as to the ultimate cost of the correction.

Note 12. Long-Term Debt

Long-term debt is summarized in the following table:

	As of December 31,
(In millions)	2016	2015
Senior secured term loan facility maturing in 2021(1)	$—	$2,336
Senior secured term loan facility maturing in 2023(2)	1,628	—
5.125% notes maturing in 2024(3)	737	—
Revolving credit facility maturing in 2021	—	—
7.10% notes maturing in 2018(4)	77	75
7.45% notes maturing in 2027(4)	167	164
7.25% notes maturing in 2038(4)	65	65
Vehicle capital leases(5)	87	47
Other	71	65
Less current portion	(59)	(54)
Total long-term debt	$2,772	$2,698

___________________________________

(1)	As of December 31, 2015, presented net of $21 million in unamortized debt issuance costs and $17 million in unamortized original issue discount paid as described below under “––Term Loan Facility.”
(2)	As of December 31, 2016, presented net of $18 million in unamortized debt issuance costs and $4 million in unamortized original issue discount paid as described below under “––Term Loan Facility.”
(3)	As of December 31, 2016, presented net of $13 million in unamortized debt issuance costs as described below under “––2024 Notes.”
(4)

As of December 31, 2016 and 2015, collectively presented net of $48 million and $53 million, respectively, of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

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

Term Loan Facility

On July 1, 2014, in connection with the Company’s initial public offering, the Company entered into the $1,825 million Old Term Loan Facility, maturing July 1, 2021. Borrowings under the Old Term Loan Facility, together with $243 million of available cash and $120 million of net proceeds of the initial public offering, were used to repay in full the $2,187 million outstanding under the then-existing term loan facility. In addition, $42 million of available cash was used to pay debt issuance costs of $24 million and original issue discount of $18 million in connection with the Old Term Loan Facility.

On April 1, 2015, the Company entered into a first amendment to the Old Term Loan Facility, which provides for incremental term loans in an aggregate principal amount of $175 million. On April 1, 2015, the Company used the net proceeds from the incremental term loans, together with cash on hand, to redeem the remaining outstanding $200 million in aggregate principal amount of the 8% 2020 Notes at a redemption price of 106.0% of the principal amount. In addition, $2 million of available cash was used to pay debt issuance costs in connection with the incremental term loans.

On August 17, 2015, the Company entered into a second amendment to the Old Term Loan Facility, which provides for incremental term loans in an aggregate principal amount of $400 million. On August 17, 2015, the Company used the net proceeds from incremental term loans, together with cash on hand, to redeem the remaining outstanding $488 million in aggregate principal amount of the 7% 2020 Notes at a redemption price of 105.25% of the principal amount. In addition, $5 million of available cash was used to pay debt issuance costs of $3 million and original issue discount of $2 million in connection with the incremental term loans.

On November 8, 2016, the Company entered into a $1,650 million Term Loan Facility maturing November 8, 2023. Borrowings under the Term Loan Facility, together with the 2024 Notes, were used to repay the remaining outstanding $2,356 million in aggregate principal amount of the Old Term Loan Facility. In connection with the repayment, the Company recorded a loss on extinguishment of debt of $32 million in the year ended December 31, 2016, which includes the write-off of $14 million of original issue discount and $18 million of debt issuance costs. In addition, $38 million of proceeds was used to pay debt issuance costs of $34 million and original issue discount of $4 million in connection with the Term Loan Facility, the Revolving Credit Facility and the 2024 Notes.

The interest rates applicable to the term loans under the Term Loan Facility are based on a fluctuating rate of interest measured by reference to either, at The Company’s option, (i) an adjusted LIBOR (subject to a floor of zero percent) plus a margin of 2.50 percent per annum or (ii) an alternate base rate (subject to a floor of 1.00 percent) plus a margin of 1.50 percent per annum. Voluntary prepayments of borrowings under the Term Loan Facility are permitted at any time, in minimum principal amounts, without premium or penalty.

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

On July 23, 2014, the Company entered into two four-year interest rate swap agreements effective August 1, 2014. The aggregate notional amount of the agreements was $300 million. Under the terms of the agreements, the Company paid weighted-average fixed rate of interest of 1.786 percent on the $300 million notional amount, and the Company received a floating rate of interest (based on one-month LIBOR) on the notional amount. Therefore, during the term of the agreements, the effective interest rate on $300 million of the Old Term Loan Facility was fixed at a rate of 1.786 percent, plus the incremental borrowing margin of 3.25 percent.

On July 23, 2014, the Company entered into three forty-one month interest rate swap agreements effective March 1, 2015. The aggregate notional amount of the agreements was $400 million. Under the terms of the agreements, the Company paid a weighted-average fixed rate of interest of 1.927 percent on the $400 million notional amount, and the Company received a floating rate of interest (based on one-month LIBOR) on the notional amount. Therefore, during the term of the agreements, the effective interest rate on $400 million of the Old Term Loan Facility was fixed at a rate of 1.927 percent, plus the incremental borrowing margin of 3.25 percent.

On November 8, 2016, in connection with the repayment of the Old Term Loan Facility, the Company terminated the then-existing interest rate swap agreements and paid $10 million in connection with the terminations. The fair value of the terminated agreements of $10 million is recorded within accumulated other comprehensive income (loss) on the consolidated statements of financial position and will be amortized into interest expense over the original term of the agreements.

On November 7, 2016 the Company entered into a seven-year interest rate swap agreement effective November 8, 2016.  The notional amount of the agreement was $650 million.  Under the terms of the agreement, the Company will pay a fixed rate of interest of 1.493 percent on the $650 million notional amount, and the Company will receive a floating rate of interest (based on one-month LIBOR, subject to a floor of zero percent) on the notional amount.  Therefore, during the term on the agreement, the effective interest rate on $650 million of the Term Loan Facility is fixed at a rate of 1.493 percent, plus the incremental borrowing margin of 2.50 percent.

The changes in interest rate swap agreements, as well as the cumulative interest rate swaps outstanding, are as follows:

		Weighted
	Notional	Average Fixed
(In millions)	Amount	Rate(1)
Interest rate swap agreements in effect as of December 31, 2014	$300	1.786%
Entered into effect	400
Interest rate swap agreements in effect as of December 31, 2015	700	1.867%
Terminated	(700)
Entered into effect	650
Interest rate swap agreements in effect as of December 31, 2016	$650	1.493%

___________________________________

(1)	Before the application of the applicable borrowing margin.

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

Revolving Credit Facility

On November 8, 2016, in connection with the Company’s refinancing, the Company terminated the Old Revolving Credit Facility and entered into a $300 million Revolving Credit Facility. The maturity date for the Revolving Credit Facility is November 8, 2021. The Revolving Credit Facility provides for senior secured revolving loans and stand‑by and other letters of credit. The Revolving Credit Facility limits outstanding letters of credit to $225 million. As of December 31, 2016, there were $35 million of letters of credit outstanding and $265 million of available borrowing capacity under the Revolving Credit Facility.

The Revolving Credit Facility and the guarantees thereof are secured by the same collateral securing the Term Loan Facility, on a pari passu basis with the security interests created in the same collateral securing the Term Loan Facility.

The interest rates applicable to the loans under the Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) an adjusted LIBOR plus a margin of 2.50 percent per annum or (ii) an alternate base rate plus a margin of 1.50 percent per annum.

2024 Notes

On November 8, 2016, the Company sold $750 million of 2024 Notes. The 2024 Notes will mature on November 15, 2024 and bear interest at a rate of 5.125 percent per annum. The 2024 Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s domestic subsidiaries that guarantee its indebtedness under the Credit Facilities (the “Guarantors”). The 2024 Notes are not guaranteed by any of the Company’s non‑U.S. subsidiaries, any subsidiaries subject to regulation as an insurance, home warranty or similar company, or certain other subsidiaries (the “Non-Guarantors”).

The 2024 Notes are our unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness. The subsidiary guarantees are senior unsecured obligations of the Guarantors and rank equally in right of payment with all of the existing and future senior unsecured indebtedness of our Non-Guarantors. The 2024 Notes are effectively junior to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

2020 Notes

On July 16, 2014, the Company used proceeds from the Company’s initial public offering to redeem $210 million in aggregate principal amount of its 8% 2020 Notes and $263 million in aggregate principal amount of its 7% 2020 Notes. In connection with the partial redemption of the 8% 2020 Notes and 7% 2020 Notes, the Company was required to pay a pre-payment premium of $17 million and $18 million, respectively, and accrued interest of $7 million and $8 million, respectively. Additionally, in  connection with the partial redemption of the 2020 Notes and the repayment of the then-existing term loan facility, the Company recorded a loss on extinguishment of debt of $65 million in the year ended December 31, 2014, which includes the pre-payment premiums on the 8% 2020 Notes and 7% 2020 Notes of $17 million and $18 million, respectively, and the write-off of $30 million of debt issuance costs.

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

On April 1, 2015, the Company used the net proceeds from additional borrowings under the Old Term Loan Facility, together with cash on hand, to redeem the remaining outstanding $200 million in aggregate principal amount of its 8% 2020 Notes at a redemption price of 106.0% of the principal amount. In connection with the redemption, the Company recorded a loss on extinguishment of debt of $14 million in the year ended December 31, 2015, which includes a pre-payment premium of $12 million and the write-off of $2 million of debt issuance costs.

 On August 17, 2015, the Company used the net proceeds from additional borrowings under the Old Term Loan Facility, together with cash on hand, to redeem the remaining outstanding $488 million in aggregate principal amount of the 7% 2020 Notes at a redemption price of 105.25% of the principal amount. In connection with the redemption, the Company recorded a loss on extinguishment of debt of $31 million in the year ended December 31, 2015, which includes a pre‑payment premium of $25 million and the write‑off of $6 million of debt issuance costs.

Other

The agreements governing the Term Loan Facility and the Revolving Credit Facility contain certain covenants that, among other things, limit or restrict the incurrence of additional indebtedness, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. The Company was in compliance with the covenants under these agreements at December 31, 2016.

As of December 31, 2016, future scheduled long‑term debt payments are $59 million, $154 million, $43 million, $38 million and $23 million for the years ended December 31, 2017, 2018, 2019, 2020 and 2021, respectively. Certain of the Company’s assets, including vehicles, equipment and a call center facility, are leased under capital leases with $88 million in remaining lease obligations as of December 31, 2016. The long‑term debt payments above include future capital lease payments of approximately $27 million in 2017, $21 million in 2018, $18 million in 2019, $14 million in 2020, and $6 million in 2021.

Note 13. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the consolidated statements of financial position. As of December 31, 2016 and 2015, the Company’s investments consisted primarily of treasury bills (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross unrealized gains and losses of the Company’s short- and long-term investments in Debt and Equity securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
Available-for-sale securities, December 31, 2016:
Debt securities	$27	$—	$—	$27
Equity securities	15	1	—	17
Total securities	$43	$1	$—	$44
Available-for-sale securities, December 31, 2015:
Debt securities	$60	$1	$—	$60
Equity securities	18	3	—	21
Total securities	$78	$4	$(1)	$81

There were no unrealized losses which had been in a loss position for more than one year as of December 31, 2016 and 2015. The aggregate fair value of the investments with unrealized losses was $24 million and $23 million as of December 31, 2016 and 2015, respectively.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The table below summarizes proceeds, gross realized gains and gross realized losses resulting from sales of available-for-sale securities. There were no impairment charges due to other than temporary declines in the value of certain investments for the years ended December 31, 2016, 2015, and 2014.

	Year Ended December 31,
(In millions)	2016	2015	2014
Proceeds from sale of securities	$42	$22	$43
Gross realized gains, pre-tax	4	7	5
Gross realized gains, net of tax	2	4	3
Gross realized losses, pre-tax	—	—	(1)
Gross realized losses, net of tax	—	—	(1)

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

The following tables summarize the activity in accumulated other comprehensive income (loss), net of the related tax effects.

		Unrealized
		Gains on	Foreign
	Unrealized	Available	Currency
	(Losses) Gains on	-for-Sale	Translation
(In millions)	Derivatives	Securities	Loss	Total
Balance as of December 31, 2014	$(6)	$6	$(8)	$(8)
Other comprehensive (loss) income before reclassifications:
Pre-tax amount	(13)	1	(8)	(21)
Tax (benefit) provision	(5)	—	—	(5)
After-tax amount	(9)	1	(8)	(16)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	7	(4)	—	3
Net current period other comprehensive loss	(2)	(3)	(8)	(13)
Balance as of December 31, 2015	$(7)	$2	$(15)	$(21)
Other comprehensive income before reclassifications:
Pre-tax amount	20	1	—	21
Tax provision	8	1	—	9
After-tax amount	13	—	—	13
Amounts reclassified from accumulated other comprehensive income (loss)(1)	7	(2)	—	5
Net current period other comprehensive income (loss)	20	(2)	—	18
Balance as of December 31, 2016	$12	$1	$(15)	$(3)

___________________________________

(1)	Amounts are net of tax. See reclassifications out of accumulated other comprehensive income (loss) below for further details.

Reclassifications out of accumulated other comprehensive income (loss) included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
	As of December 31,			Consolidated Statements of Operations
(In millions)	2016	2015	2014	and Comprehensive Income (Loss) Location
(Losses) gains on derivatives:
Fuel swap contracts	$(4)	$(5)	$(1)	Cost of services rendered and products sold
Interest rate swap contracts	(7)	(6)	(1)	Interest expense
Net losses on derivatives	(11)	(11)	(2)
Impact of income taxes	4	4	1	Provision for income taxes
Total reclassifications related to derivatives	$(7)	$(7)	$(1)
Gains on available-for-sale securities	$3	$7	$4	Interest and net investment income
Impact of income taxes	(1)	(3)	(2)	Provision for income taxes
Total reclassifications related to securities	$2	$4	$3
Total reclassifications for the period	$(5)	$(3)	$1

Note 15. Supplemental Cash Flow Information

Supplemental information relating to the consolidated statements of cash flows is presented in the following table:

	Year Ended December 31,
(In millions)	2016	2015	2014
Cash paid for or (received from):
Interest expense(1)	$134	$178	$220
Interest and dividend income	(2)	(3)	(3)
Income taxes, net of refunds	71	44	12
(1)	For the year ended December 31, 2016, excludes $10 million paid in connection with the termination of interest rate swap agreements.

As of December 31, 2016, Cash and cash equivalents of $291 million and Restricted cash of $95 million as presented on the consolidated statements of financial position represent the amounts comprising Cash and cash equivalents and restricted cash of $386 presented on the consolidated statements of cash flows. There were no restricted cash balances as of December 31, 2015 and 2014.

The Company acquired $61 million, $27 million and $17 million of property and equipment through capital leases and other non-cash financing transactions in the years ended December 31, 2016, 2015 and 2014, respectively, which have been excluded from the consolidated statements of cash flows as non-cash investing and financing activities.

In the years ended December 31, 2016, 2015 and 2014, the Company converted certain company-owned Merry Maids branches to franchises for a total purchase price of $9 million, $17 million and $2 million, respectively. In the years ended December 31, 2016, and 2015, the Company received cash of $6 million and $13 million, respectively, and provided financing of $2 million and $4 million, respectively. In the year ended December 31, 2014, the Company provided financing of $2 million. These financed amounts have been excluded from the consolidated statements of cash flows as non-cash investing activities.

Note 16. Capital Stock

The Company is authorized to issue 2,000,000,000 shares of common stock. As of December 31, 2016, there were 144,339,338 shares of common stock issued and 135,030,283 shares of common stock outstanding. The Company has no other classes of equity securities issued or outstanding.

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

On February 24, 2015, the Company’s board of directors approved and recommended for approval by the Company’s stockholders the Employee Stock Purchase Plan, which became effective for offering periods commencing July 1, 2015. The Employee Stock Purchase Plan is intended to qualify for the favorable tax treatment under the Code. Under the plan, eligible employees of the Company may purchase common stock, subject to Internal Revenue Service limits, during pre-specified offering periods at a discount established by the Company not to exceed ten percent of the then-current fair market value. On April 27, 2015, the Company’s stockholders approved the Employee Stock Purchase Plan with a maximum of one million shares of common stock authorized for sale under the plan. Under the Employee Stock Purchase Plan, the Company sold 70,063 shares in 2016 and 34,302 shares in 2015.

A maximum of 16,396,667 shares of the Company’s stock is authorized for issuance under the MSIP, the Omnibus Incentive Plan and the Employee Stock Purchase Plan, of which, as of December 31, 2016, 7,706,972 shares remain available for future grants. The Company currently intends to satisfy any need for the Company’s shares of common stock associated with the settlement of DSUs, vesting of RSUs, exercise of options or purchase of shares issued under the Omnibus Incentive Plan, MSIP or Employee Stock Purchase Plan through new shares available for issuance or any shares repurchased, forfeited or surrendered from participants in the MSIP and the Omnibus Incentive Plan.

All option grants under the Omnibus Incentive Plan and the MSIP have been, and the Company expects that all future option grants will be, non-qualified options with a per-share exercise price no less than the fair market value of one share of the Company’s stock on the grant date. Any stock options granted will generally have a term of ten years and vesting will be subject to an employee’s continued employment. The Company’s Compensation Committee may accelerate the vesting of an option at any time. In addition, vesting of options will be accelerated if the Company experiences a change in control (as defined in the Omnibus Incentive Plan and the MSIP) unless options with substantially equivalent terms and economic value are substituted for existing options in place of accelerated vesting. Vesting of options granted under the Omnibus Incentive Plan and the MSIP will also be accelerated in the event of an employee’s death or disability (as defined in the Omnibus Incentive Plan and the MSIP). Upon termination for cause (as defined in the Omnibus Incentive Plan and the MSIP), all options held by an employee are immediately cancelled. Following a termination without cause, vested options will generally remain exercisable through the earlier of the expiration of their term or three months following termination of employment (one year in the case of death, disability or retirement at normal retirement age). Unless sooner terminated by the Company’s board of directors, the Omnibus Incentive Plan will remain in effect until June 26, 2024.

In 2016, 2015 and 2014, the Company completed various equity offerings to certain of the Company’s executives, officers and employees pursuant to the MSIP and Omnibus Incentive Plan. The shares sold and options granted in connection with these equity offerings are subject to and governed by the terms of the MSIP and Omnibus Incentive Plan. In connection with these offerings, the Company sold a total of 245,996 shares of common stock in 2014 at a weighted-average purchase price of $12.00 per share in 2014. No shares of common stock were sold in 2016 and 2015.

Stock Options

The Company granted the Company’s executives, officers and employees options to purchase 684,329; 411,506; and 1,222,831 shares of the Company’s common stock in 2016, 2015 and 2014, respectively, at a weighted-average exercise price of $39.54 per share for options issued in 2016, $32.70 per share for options issued in 2015 and $12.91 per share for options issued in 2014. These options are subject to and governed by the terms of the MSIP and Omnibus Incentive Plan. The per share purchase price and exercise price was based on the determination by the Company’s Compensation Committee of the fair market value of the Company’s common stock as of the purchase/grant dates. All options granted to date generally will vest in four equal annual installments, subject to an employee’s continued employment. The four-year vesting period is the requisite service period over which compensation cost will be recognized on a straight-line basis for all grants. All options issued are accounted for as equity-classified awards.

The value of each option award was estimated on the grant date using the Black-Scholes option valuation model that incorporates the assumptions noted in the following table. For options granted in 2016 and 2015, the expected volatility was based on historical and implied volatilities of the Company’s publicly traded stock. For options granted in 2014, the expected volatility was based on the historical and implied volatilities of the publicly traded stock of a group of companies comparable to the Company. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method as outlined by the SEC in Staff Accounting Bulletins No. 107 and 110 as the Company does not have sufficient historical exercise to provide a reasonable basis upon which to estimate expected life due to the limited period of time the Company’s equity shares have been publicly traded. The risk-free interest rates were based on the U.S. Treasury securities with terms similar to the expected lives of the options as of the grant dates.

	Year Ended December 31,
Assumption	2016	2015	2014
Expected volatility	32.3%	34.1%	49.6%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	6.3	6.3	6.3
Risk-free interest rate	1.25% - 1.46%	1.50% - 1.83%	1.86%

The weighted-average grant-date fair value of the options granted during 2016, 2015 and 2014 was $13.58, $11.91 and $6.18 per option, respectively. During the year ended December 31, 2016, the Company applied a forfeiture assumption of 17.42 percent per annum in the recognition of the expense related to these options, with the exception of the options held by the Company’s CEO for which the Company has applied a forfeiture rate of zero. The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014, was $20 million, $25 million and $10 million, respectively. The total fair value of stock options vested during the years ended December 31, 2016, 2015 and 2014, was $6 million, $5 million and $4 million, respectively.

A summary of option activity under the MSIP and Omnibus Incentive Plan as of December 31, 2016 and changes during the year then ended is presented below:

				Weighted Avg.
			Aggregate	Remaining
		Weighted Avg.	Intrinsic	Contractual
	Stock	Exercise	Value	Term
	Options	Price	(in millions)	(in years)
Total outstanding, December 31, 2015	3,668,055	$14.16	$92	7.22
Granted to employees	684,329	$39.54
Exercised	(818,511)	$12.77
Forfeited	(376,354)	$22.90
Expired	(2,175)	$32.14
Total outstanding, December 31, 2016	3,155,344	$18.96	$60	6.97
Total exercisable, December 31, 2016	1,550,740	$12.59	$39	5.90

RSUs

The Company granted the Company’s executives, officers and employees 267,739; 304,680; and 99,622 RSUs in 2016, 2015 and 2014, respectively, with weighted-average grant date fair values of $39.15 per unit for 2016, $32.55 per unit for 2015 and $17.52 per unit for 2014, which was equivalent to the then current fair value of the Company’s common stock at the grant date. All RSUs outstanding as of December 31, 2016 will vest in three equal annual installments, subject to an employee’s continued employment. Upon vesting, each RSU will be converted into one share of the Company’s common stock. The total fair value of RSUs vested during the years ended December 31, 2016, 2015 and 2014, was $10 million, $7 million and $5 million, respectively.

A summary of RSU activity under the MSIP and the Omnibus Incentive Plan as of December 31, 2016 and changes during the year then ended is presented below:

		Weighted Avg.
		Grant Date
	RSUs	Fair Value
Total outstanding, December 31, 2015	499,966	$23.99
Granted to employees	267,739	$39.15
Vested	(257,602)	$18.78
Forfeited	(70,969)	$28.10
Total outstanding, December 31, 2016	439,134	$35.63

Performance Shares

The Company granted the Company’s executives 131,352 performance shares in 2016 with a weighted–average grant date fair value of $39.59 per share, which was equivalent to the then current fair value of the Company’s common stock at the grant date. The performance shares vest at the end of a three-year period based on the achievement of a cumulative adjusted EPS target established at the grant date and subject to an executive’s continued employment. As the performance shares contain a performance condition, stock-based compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the number of awards expected to vest.  No performance shares were granted in 2015 and 2014.

A summary of performance share activity under the Omnibus Incentive Plan as of December 31, 2016 and changes during the year then ended is presented below:

		Weighted Avg.
	Performance	Grant Date
	Shares	Fair Value
Total outstanding, December 31, 2015	—	$—
Granted to executives	131,352	$39.59
Forfeited	(21,471)	$39.59
Total outstanding, December 31, 2016	109,881	$39.59

Stock-based compensation expense

During the years ended December 31, 2016, 2015 and 2014, the Company recognized stock-based compensation expense of $13 million ($8 million, net of tax), $10 million ($6 million, net of tax) and $8 million ($5 million, net of tax), respectively. These charges are recorded within Selling and administrative expenses in the consolidated statements of operations and comprehensive income. Additionally, during the year ended December 31, 2016, the Company recognized $3 million of stock-based compensation expense due to the modification of non-vested stock options and RSUs as part of the severance agreement with the former president of Terminix, which has been included in Restructuring charges in the consolidated statements of operations and comprehensive income. There were no award modifications in 2015 and 2014.

As of December 31, 2016, there was $24 million of total unrecognized compensation costs related to non-vested stock options, RSUs and performance shares granted under the MSIP and Omnibus Incentive Plan. These remaining costs are expected to be recognized over a weighted-average period of 2.16 years.

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

Note 18. Fair Value Measurements

The period-end carrying amounts of cash and cash equivalents, receivables, restricted cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net of tax as a component of accumulated other comprehensive income (loss) on the consolidated statements of financial position, or, for certain unrealized losses, reported in interest and net investment income in the consolidated statements of operations and comprehensive income (loss) if the decline in value is other than temporary. The carrying amount of total debt was $2,831 million and $2,752 million and the estimated fair value was $2,930 million and $2,813 million as of December 31, 2016 and December 31, 2015, respectively. The fair value of the Company’s debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of December 31, 2016 and 2015.

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

The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the years ended December 31, 2016 and 2015.

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2016:
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$8	$8	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	36	33	3	—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	5	—	—	5
Interest rate swap contracts	Other assets	27	—	27	—
Total financial assets		$75	$40	$30	$5
Financial Liabilities:
Interest rate swap contracts	Other accrued liabilities and Other long-term obligations	4	—	4	—
Total financial liabilities		$4	$—	$4	$—
As of December 31, 2015:
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$8	$8	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	73	38	35	—
Total financial assets		$81	$46	$35	$—
Financial Liabilities:
Fuel swap contracts	Other accrued liabilities	$4	$—	$—	$4
Interest rate swap contracts	Other long-term obligations	8	—	8	—
Total financial liabilities		$12	$—	$8	$4

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

	Fuel Swap
	Contract
	Assets
(In millions)	(Liabilities)	Location of Loss included in Earnings
Balance as of December 31, 2014	$(6)
Total (losses) gains (realized and unrealized)
Included in earnings	(5)	Cost of services rendered and products sold
Included in other comprehensive income	2
Settlements	5
Balance as of December 31, 2015	(4)
Total (losses) gains (realized and unrealized)
Included in earnings	(4)	Cost of services rendered and products sold
Included in other comprehensive income	8
Settlements	4
Balance as of December 31, 2016	$5

    The following tables present information relating to the significant unobservable inputs of the Company’s Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of December 31, 2016:
Fuel swap contracts	$5	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.31 - $2.85	$2.55

As of December 31, 2015:
Fuel swap contracts	$(4)	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$1.91 - $2.55	$2.22

___________________________________

(1)	Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

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

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the 12 months ended December 31, 2016. As of December 31, 2016, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $33 million, maturing through 2018. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of December 31, 2016, the Company had posted $3 million in letters of credit as collateral under its fuel hedging program, which were issued under the Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income (loss). These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. See Note 14 to the consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in accumulated other comprehensive income (loss) and for the amounts reclassified out of accumulated other comprehensive income (loss) and into earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income (loss) expected to be recognized in earnings is a loss of $3 million, net of tax, as of December 31, 2016. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

A reconciliation of the amounts included in the computation of basic earnings per share from continuing operations and diluted earnings per share from continuing operations is as follows:

	Year Ended December 31,
(In millions, except per share data)	2016	2015	2014
Income from continuing operations	$155	$162	$43
Weighted-average common shares outstanding	135.3	135.0	112.8
Effect of dilutive securities:
RSUs	0.2	0.2	0.1
Stock options(1)	1.8	1.4	0.8
Weighted-average common shares outstanding - assuming dilution	137.3	136.6	113.8
Basic earnings per share from continuing operations	$1.15	$1.20	$0.38
Diluted earnings per share from continuing operations	$1.13	$1.19	$0.38

___________________________________

(1)

Options to purchase 0.9 million, 0.3 million, and 0.1 million shares for the years ended December 31, 2016, 2015 and 2014, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

ServiceMaster Global Holdings, Inc.
Memphis, Tennessee

We have audited the internal control over financial reporting of ServiceMaster Global Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of two new accounting standards.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 24, 2017

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

	2016
	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Operating Revenue	$608	$747	$758	$633	$2,746
Gross Profit	284	368	358	288	1,298
Income from Continuing Operations(1)	39	16	70	31	155
Loss from Discontinued Operations, net of income taxes	—	—	—	—	(1)
Net Income(1)	39	16	70	31	155
Basic earnings per share:
Income from Continuing Operations	0.29	0.11	0.52	0.23	1.15
Loss from Discontinued Operations, net of income taxes	—	—	—	—	—
Net Income	0.28	0.12	0.52	0.23	1.14
Diluted earnings per share:
Income from Continuing Operations	0.28	0.11	0.51	0.23	1.13
Loss from Discontinued Operations, net of income taxes	—	—	—	—	—
Net Income	0.28	0.11	0.51	0.23	1.13

	2015
	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Operating Revenue	$571	$716	$706	$601	$2,594
Gross Profit	268	351	338	261	1,219
Income from Continuing Operations(1)	28	67	50	17	162
Loss from Discontinued Operations, net of income taxes	—	—	(1)	—	(2)
Net Income(1)	28	67	49	17	160
Basic earnings (loss) per share:
Income from Continuing Operations	0.21	0.50	0.37	0.13	1.20
Loss from Discontinued Operations, net of income taxes	—	—	(0.01)	—	(0.01)
Net Income	0.21	0.49	0.37	0.12	1.19
Diluted earnings (loss) per share:
Income from Continuing Operations	0.21	0.49	0.37	0.12	1.19
Loss from Discontinued Operations, net of income taxes	—	—	(0.01)	—	(0.01)
Net Income	0.20	0.49	0.36	0.12	1.17

(1)

The results include restructuring charges primarily related to a branch optimization project and executive severance at Terminix, a project to consolidate the stand-alone operations of Home Security of America, Inc. with those of American Home Shield, an initiative to enhance capabilities and reduce costs in the Company’s headquarters functions, and costs related to the relocation of the Company’s headquarters. The table below summarizes the pre-tax and after-tax restructuring charges, by quarter, for 2016 and 2015.

	2016
	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Year
Pre-tax	$1	$4	$8	$4	$17
After-tax	$1	$3	$5	$2	$11

	2015
	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Year
Pre-tax	$2	$—	$2	$1	$5
After-tax	$1	$—	$1	$1	$3

The results for the second and fourth quarters of 2016 include charges of $1 million ($1 million, net of tax) and $1 million ($0 million, net of tax), respectively, related to the 401(k) Plan. The results for the fourth quarter of 2015 include a charge of $23 million ($14 million, net of tax) related to the 401(k) Plan.

The results for the first, second and third quarters of 2016 include charges of $3 million ($3 million, net of tax), $88 million ($54 million, net of tax) and $1 million ($1 million, net of tax), respectively, for fumigation related matters. The results for the fourth quarter of 2015 include a charge of $9 million ($9 million, net of tax) for fumigation related matters.

The results for the second quarter of 2016 includes a charge of $23 million ($15 million, net of tax) related to an insurance reserve adjustment.

The results for the first quarter of 2016 includes a gain of $1 million ($0 million, net of tax) associated with the branch conversions. The results for the first, second, third and fourth quarters of 2015 include gains of $1 million ($1 million, net of tax), $2 million ($1 million, net of tax), $3 million ($2 million, net of tax) and $2 million ($1 million, net of tax), respectively, associated with the branch conversions.

The results for the fourth quarter of 2016 includes a loss on extinguishment of debt of $32 million ($20 million, net of tax) related to the repayment of the Old Credit Facilities. The results for the first, second and third quarters of 2015 include a loss on extinguishment of debt of $13 million ($9 million, net of tax), $14 million ($9 million, net of tax) and $31 million ($20 million, net of tax), respectively, related to the redemption of the 2020 Notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s CEO, Robert J. Gillette, and Senior Vice President and CFO, Alan J. M. Haughie, have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Gillette and Haughie have concluded that both the design and operation of the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the fourth quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed, under the supervision and with the participation of the Company’s CEO, Robert J. Gillette, and Senior Vice President and CFO, Alan J.M. Haughie, the effectiveness of its internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 and has expressed an unqualified opinion in their report which is included herein.

ITEM 9B. OTHER INFORMATION

As previously announced, Alan Haughie, who has been serving as our Chief Financial Officer through February 24, 2017, will retire March 15, 2017.  Effective as of February 25, 2017, Anthony (Tony) DiLucente will assume the role of Chief Financial Officer.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a).         Financial Statements, Schedules and Exhibits.

1.           Financial Statements

2.           Financial Statements Schedules

The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8 of this Annual Report on Form 10-K:

Schedule I—ServiceMaster Global Holdings, Inc. (Parent) Condensed Financial Information	95
Schedule II—Valuation and Qualifying Accounts	99

3. Exhibits	100

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

SERVICEMASTER GLOBAL HOLDINGS, INC.

Date: February 24, 2017	By:	/s/ Robert J. Gillette
		Name:	Robert J. Gillette
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Date: February 24, 2017	By:	/s/ Mark E. Tomkins
		Name:	Mark E. Tomkins
		Title:	Director, Chairman of the Board

Date: February 24, 2017	By:	/s/ Robert J. Gillette
		Name:	Robert J. Gillette
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: February 24, 2017	By:	/s/ Alan J. M. Haughie
		Name:	Alan J. M. Haughie
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 24, 2017	By:	/s/ John P. Mullen
		Name:	John P. Mullen
		Title:	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: February 24, 2017	By:	/s/ Peter L. Cella
		Name:	Peter L. Cella
		Title:	Director

Date: February 24, 2017	By:	/s/ John B. Corness
		Name:	John B. Corness
		Title:	Director

Date: February 24, 2017	By:	/s/ Jerri DeVard
		Name:	Jerri L. DeVard
		Title:	Director

Date: February 24, 2017	By:	/s/ Richard P. Fox
		Name:	Richard P. Fox
		Title:	Director

Date: February 24, 2017	By:	/s/ Laurie Ann Goldman
		Name:	Laurie Ann Goldman
		Title:	Director

Date: February 24, 2017	By:	/s/ Stephan J. Sedita
		Name:	Stephan J. Sedita
		Title:	Director

SCHEDULE I

SERVICEMASTER GLOBAL HOLDINGS, INC. (PARENT COMPANY ONLY)

Condensed Statements of Income

(In millions)

	Year ended December 31,
	2016	2015	2014
Revenue	$—	$—	$—
Selling and administrative expenses	—	—	1
Loss from Continuing Operations before Income Taxes	—	—	(2)
Benefit for income taxes	—	(1)	(1)
Income (Loss) from Continuing Operations	—	1	(1)
Equity in earnings of subsidiaries (net of tax)	155	160	(56)
Net Income (Loss)	$155	$160	$(57)
Total Comprehensive Income (Loss)	$173	$147	$(70)

SERVICEMASTER GLOBAL HOLDINGS, INC. (PARENT COMPANY ONLY)

Condensed Balance Sheets

(In millions)

	As of December 31,
	2016	2015
Assets:
Current Assets:
Cash and cash equivalents	$5	$14
Receivables	—	1
Total Current Assets	5	15
Other Assets:
Investments in and advances to subsidiaries	741	552
Total Assets	$747	$568
Liabilities and Shareholders' Equity:
Current Liabilities:
Accrued liabilities:
Payroll and related expenses	$—	$1
Other	—	22
Total Current Liabilities	—	23
Other Long-Term Liabilities:
Intercompany payable	60	—
Shareholders' Equity	686	545
Total Liabilities and Shareholders' Equity	$747	$568

SERVICEMASTER GLOBAL HOLDINGS, INC. (PARENT COMPANY ONLY)

Condensed Statements of Cash Flows

(In millions)

	Year ended December 31,
	2016	2015	2014
Cash and Cash Equivalents at Beginning of Period	$14	$21	$8
Net Cash Used for Operating Activities from Continuing Operations	(22)	(3)	—
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	—	2
Payments of debt	—	—	(16)
Contribution to ServiceMaster Company, LLC	—	(20)	(646)
Net intercompany advances	60	—	—
Repurchase of common stock and RSU vesting	(60)	—	(6)
Issuance of common stock	13	16	679
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	13	(5)	13
Cash (Decrease) Increase During the Period	(9)	(7)	13
Cash and Cash Equivalents at End of Period	$5	$14	$21

Notes to Condensed Parent Company Only Financial Statements

1. Basis of Presentation

The condensed financial statements of ServiceMaster Global Holdings, Inc. (“Parent Company”) are required as a result of the restricted net assets of the Parent Company’s consolidated subsidiaries exceeding 25% of the Parent Company’s consolidated net assets as of December 31, 2016. All consolidated subsidiaries of the Parent Company are wholly owned. The primary source of income for the Parent Company is equity in its subsidiaries’ earnings.

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

3. Long-Term Debt

On April 19, 2013, the Parent Company entered into a revolving promissory note with The ServiceMaster Company, LLC with a maximum borrowing capacity of $25 million that was scheduled to mature on April 18, 2018. Amounts outstanding under this agreement bore interest at the rate of five percent per annum. On July 1, 2014, the Parent Company used a portion of the proceeds from the initial public offering to repay this inter-company loan. As a result of this repayment, the Parent Company did not have a balance outstanding under this note as of December 31, 2015 and 2016.

SCHEDULE II
SERVICEMASTER GLOBAL HOLDINGS, INC.
Valuation and Qualifying Accounts

(In millions)

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(1)	Period
As of and for the year ending December 31, 2016:
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$21	$39	$39	$21
Notes receivable	2	—	1	2
Income tax valuation allowance	7	2	2	7
As of and for the year ending December 31, 2015:
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$22	$35	$36	$21
Notes receivable	3	—	1	2
Income tax valuation allowance	7	1	2	7
As of and for the year ending December 31, 2014:
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$22	$34	$34	$22
Notes receivable	4	—	1	3
Income tax valuation allowance	7	1	1	7

___________________________________

(1)

Deductions in the allowance for doubtful accounts for accounts and notes receivable reflect write-offs of uncollectible accounts. Deductions for the income tax valuation allowance in 2016, 2015 and 2014 are primarily attributable to the reduction of net operating loss carryforwards and other deferred tax assets related to the uncertainty of future taxable income in certain jurisdictions.

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

3.2

Third Amended and Restated By-Laws of ServiceMaster Global Holdings, Inc., is incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 of ServiceMaster Global Holdings, Inc., filed October 28, 2016.

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

4.10

Indenture, dated as of November 8, 2016, among The ServiceMaster Company, LLC, the Subsidiary Guarantors named therein and Wilmington Trust, National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc., filed November 10, 2016.

4.11

First Supplemental Indenture, dated as of November 8, 2016, among The ServiceMaster Company, LLC, the Subsidiary Guarantors named therein and Wilmington Trust, National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc., filed November 10, 2016.

4.12

Form of 5.125% Senior Note maturing in 2024 is, included in and, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc., filed November 10, 2016.

4.13	Form of Common Stock Certificate is incorporated by reference to Exhibit 4.18 to the Registration Statement on Form S-1 of ServiceMaster Global Holdings, Inc., filed June 19, 2014.

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

10.2

First Term Loan Amendment, dated as of April 1, 2015, to the Credit Agreement, dated as of July 1, 2014, among The ServiceMaster Company, LLC and the incremental term lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders and the other parties party thereto is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 of ServiceMaster Global Holdings, Inc. and the ServiceMaster Company, LLC, filed May 4, 2015.

10.3

Second Amendment, dated as of August 17, 2015, to the Credit Agreement, dated as of July 1, 2014, among The ServiceMaster Company, LLC and the incremental term lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders and the other parties party thereto is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc., and The ServiceMaster Company, LLC, filed August 17, 2015.

10.4

Third Amendment, dated as of November 8, 2016, to the Credit Agreement, dated as of July 1, 2014, among The ServiceMaster Company, LLC, JPMorgan Chase Bank N.A., as administrative agent, the lenders and other financial institutions party thereto and certain Subsidiaries named therein is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc., filed November 10, 2016.

10.5

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

10.6	#

Employment Agreement, dated as of June 14, 2013, by and between Robert J. Gillette and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of The ServiceMaster Company, filed June 18, 2013.

10.7	#

Amendment No. 1 to Employment Agreement, dated as of August 13, 2013, by and between Robert J. Gillette and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 of The ServiceMaster Company, filed August 14, 2013.

10.8	#

Amendment No. 2 to Employment Agreement, dated as of February 28, 2014, by and between Robert J. Gillette and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2013 of The ServiceMaster Company, LLC, filed March 5, 2014.

10.9	#

Severance Agreement, dated as of August 26, 2013, by and between Alan J. M. Haughie and The ServiceMaster Company is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of The ServiceMaster Company, filed August 29, 2013.

10.10	#

Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan, as amended as of October 25, 2012 (the “MSIP”), is incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of The ServiceMaster Company, filed October 26, 2012.

10.11	#

Form of Employee Stock Option Agreement under the MSIP is incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2007 of The ServiceMaster Company, filed March 28, 2008.

10.12	#

Form of Employee Deferred Share Unit Agreement under the MSIP is incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2007 of The ServiceMaster Company, filed March 28, 2008.

10.13	#

Form of Employee Restricted Stock Unit Agreement under the MSIP is incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 of The ServiceMaster Company, filed November 15, 2010.

10.14	#

Form of Employee Restricted Stock Unit Agreement for Robert J. Gillette is incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of The ServiceMaster Company, filed June 18, 2013.

10.15	#	Form of Employee Stock Option Agreement for Robert J. Gillette is incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of The ServiceMaster Company, filed June 18, 2013.

10.16		Form of Director Indemnification Agreement is incorporated by reference to Exhibit 10.71 to the Registration Statement on Form S-1 of ServiceMaster Global Holdings, Inc., filed June 19, 2014.

10.17	*	Schedule of Signatories to a Director Indemnification Agreement.

10.18	#

ServiceMaster Deferred Compensation Plan, amended and restated as of October 28, 2016, is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 of ServiceMaster Global Holdings, Inc., filed October 28, 2016.

10.19

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

10.21	#	Amended and Restated ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Plan”) is incorporated by reference to Annex B to the 2015 Proxy Statement.

10.22	#	ServiceMaster Global Holdings, Inc. Employee Stock Purchase Plan is incorporated by reference to Annex C to the 2015 Proxy Statement.

10.23	#

Form of Employee Stock Option Agreement under the Omnibus Plan for awards granted between July 1, 2014 and February 23, 2015 is incorporated by reference to Exhibit 10.77 to the Registration Statement on Form S-1 of ServiceMaster Global Holdings, Inc., filed June 16, 2014.

10.24	#

Form of Employee Stock Option Agreement under the Omnibus Plan for awards granted between February 24, 2015 and February 21, 2016 is incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K for the year ended December 31, 2014 of ServiceMaster Global Holdings, Inc. and the ServiceMaster Company, LLC, filed March 2, 2015.

10.25	#

Form of Employee Stock Option Agreement under the Omnibus Plan for awards granted on or after February 22, 2016 is incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 of ServiceMaster Global Holdings, Inc., filed May 5, 2016.

10.26	#

Form of Employee Restricted Stock Unit Agreement under the Omnibus Plan for awards granted between July 1, 2014 and February 23, 2015 is incorporated by reference to Exhibit 10.78 to the Registration Statement on Form S-1 of ServiceMaster Global Holdings, Inc., filed June 16, 2014.

10.27	#

Form of Employee Restricted Stock Unit Agreement under the Omnibus Plan for awards granted between February 24, 2015 and February 21, 2016 is incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K for the year ended December 31, 2014 of ServiceMaster Global Holdings, Inc. and the ServiceMaster Company, LLC, filed March 2, 2015.

10.28	#

Form of Employee Restricted Stock Unit Agreement under the Omnibus Plan for awards granted on or after February 22, 2016 is incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 of ServiceMaster Global Holdings, Inc., filed May 5, 2016.

10.29	#

Form of Performance Share Agreement under the Omnibus Plan for awards granted on February 22, 2016 is incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 of ServiceMaster Global Holdings, Inc., filed May 5, 2016.

10.30	#*	Form of Performance Share Agreement under the Omnibus Plan for awards granted on or after February 20, 2017.

10.31

Form of Director Restricted Stock Agreement under the Omnibus Plan is incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 of ServiceMaster Global Holdings, Inc., filed May 5, 2016.

10.32	#

Separation and Consulting Agreement with Mark J. Barry, dated March 24, 2016, is incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 of ServiceMaster Global Holdings, Inc., filed May 5, 2016.

10.33	#*	Employment Offer Letter dated December 14, 2016, between the Company and Anthony DiLucente related to his appointment as incoming Chief Financial Officer of the Company.

10.34

Plea Agreement entered into on January 20, 2017 by The Terminix International Company Limited Partnership and Terminix International USVI, LLC is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc., filed January 23, 2017.

12	*	Statement regarding Computation of Ratio of Earnings to Fixed Charges as of December 31, 2016.

21	*	List of Subsidiaries as of December 31, 2016.

23	*	Consent of Deloitte & Touche LLP.

31.1	*	Certification of Chief Executive Officer of ServiceMaster Global Holdings, Inc. Pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer of ServiceMaster Global Holdings, Inc. Pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*

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