Form 10-Q
period 2017-03-31
SERVICEMASTER GLOBAL HOLDINGS INC
filed 2017-04-28
CIK 1428875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of April 21, 2017:  134,030,277  shares of common stock, par value $0.01 per share

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$643	$608
Cost of services rendered and products sold	346	324
Selling and administrative expenses	186	173
Amortization expense	7	8
Fumigation related matters	1	3
Impairment of software and other related costs	2	—
Restructuring charges	2	1
Gain on sale of Merry Maids branches	—	(1)
Interest expense	37	38
Interest and net investment income	—	(1)
Income from Continuing Operations before Income Taxes	62	62
Provision for income taxes	24	23
Income from Continuing Operations	38	39
Income from discontinued operations, net of income taxes	1	—
Net Income	$39	$39
Total Comprehensive Income	$40	$40
Weighted-average common shares outstanding - Basic	134.5	135.6
Weighted-average common shares outstanding - Diluted	136.0	137.8
Basic Earnings Per Share:
Income from Continuing Operations	$0.28	$0.29
Income from discontinued operations, net of income taxes	—	—
Net Income	0.29	0.28
Diluted Earnings Per Share:
Income from Continuing Operations	$0.28	$0.28
Income from discontinued operations, net of income taxes	—	—
Net Income	0.29	0.28

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of	As of
	March 31,	December 31,
	2017	2016
Assets:
Current Assets:
Cash and cash equivalents	$334	$291
Marketable securities	25	25
Receivables, less allowances of $22	498	536
Inventories	45	43
Prepaid expenses and other assets	70	70
Deferred customer acquisition costs	31	34
Total Current Assets	1,003	998
Other Assets:
Property and equipment, net	215	210
Goodwill	2,258	2,247
Intangible assets, primarily trade names, service marks and trademarks, net	1,704	1,708
Restricted cash	89	95
Notes receivable	38	37
Long-term marketable securities	22	19
Other assets	72	71
Total Assets	$5,402	$5,386
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$105	$112
Accrued liabilities:
Payroll and related expenses	46	54
Self-insured claims and related expenses	102	111
Accrued interest payable	19	16
Other	78	60
Deferred revenue	645	629
Current portion of long-term debt	139	59
Total Current Liabilities	1,134	1,042
Long-Term Debt	2,694	2,772
Other Long-Term Liabilities:
Deferred taxes	717	719
Other long-term obligations, primarily self-insured claims	173	167
Total Other Long-Term Liabilities	890	886
Commitments and Contingencies (Note 3)
Shareholders' Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 144,854,026 shares issued and 134,206,545 outstanding at March 31, 2017 and 144,339,338 shares issued and 135,030,283 outstanding at December 31, 2016)	2	2
Additional paid-in capital	2,284	2,274
Accumulated deficit	(1,366)	(1,405)
Accumulated other comprehensive loss	(1)	(3)
Less common stock held in treasury, at cost (10,647,481 shares at March 31, 2017 and 9,309,055 shares at December 31, 2016)	(233)	(182)
Total Shareholders' Equity	685	686
Total Liabilities and Shareholders' Equity	$5,402	$5,386

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2017	2016
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	$386	$296
Cash Flows from Operating Activities from Continuing Operations:
Net Income	39	39
Adjustments to reconcile net income to net cash provided from operating activities:
Income from discontinued operations, net of income taxes	(1)	—
Depreciation expense	18	13
Amortization expense	7	8
Amortization of debt issuance costs	1	1
Fumigation related matters	1	3
Payments on fumigation related matters	(1)	—
Impairment of software and other related costs	2	—
Gain on sale of Merry Maids branches	—	(1)
Deferred income tax provision	—	1
Stock-based compensation expense	5	3
Other	3	—
Change in working capital, net of acquisitions:
Receivables	36	28
Inventories and other current assets	(4)	(7)
Accounts payable	(4)	5
Deferred revenue	15	16
Accrued liabilities	(16)	(16)
Accrued interest payable	3	(7)
Current income taxes	23	19
Net Cash Provided from Operating Activities from Continuing Operations	126	106
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(18)	(17)
Sale of equipment and other assets	—	3
Business acquisitions, net of cash acquired	(11)	(2)
Purchases of available-for-sale securities	(3)	(2)
Sales and maturities of available-for-sale securities	—	2
Origination of notes receivable	(25)	(23)
Collections on notes receivable	26	24
Net Cash Used for Investing Activities from Continuing Operations	(31)	(15)
Cash Flows from Financing Activities from Continuing Operations:
Payments of debt	(14)	(19)
Repurchase of common stock	(51)	—
Issuance of common stock	5	2
Net Cash Used for Financing Activities from Continuing Operations	(60)	(17)
Cash Flows from Discontinued Operations:
Cash provided from operating activities	1	—
Net Cash Provided from Discontinued Operations	1	—
Effect of Exchange Rate Changes on Cash	—	1
Cash Increase During the Period	37	74
Cash and Cash Equivalents and Restricted Cash at End of Period	$423	$371

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

The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Company recommends that the quarterly unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC (the “2016 Form 10-K”). The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not indicative of the results that might be achieved for a full year.

Note 2. Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s 2016 Form 10-K. There have been no material changes to the significant accounting policies for the three months ended March 31, 2017.

Newly Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This model supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Entities have the option of using either a full retrospective or modified approach to adopt the guidance. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company currently expects to adopt the new revenue standard in the first quarter of 2018 utilizing the full retrospective transition method. The Company does not expect adoption of the new revenue standard to have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” to change how entities measure certain equity investments, to require the disclosure of changes in the fair value of financial liabilities measured under the fair value option that are attributable to a company’s own credit, and to change certain other disclosure requirements. The changes in ASU 2016-01 specifically require that the changes in fair value of all investments in equity securities be recognized in net income. The amendments in ASU 2016-01 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and will be adopted prospectively. Upon adoption, changes in fair value of the Company’s available-for-sale securities, which are currently recognized in other comprehensive income, will be recognized in net income.

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

 [

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

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2016	$120
Provision for self-insured claims	9
Cash payments	(10)
Balance as of March 31, 2017	$119

Balance as of December 31, 2015	$114
Provision for self-insured claims	13
Cash payments	(13)
Balance as of March 31, 2016	$114

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

In 2008, the Company amended its Profit Sharing and Retirement Plan, a tax qualified 401(k) defined contribution plan available to substantially all of its employees (the “401(k) Plan”), to implement a qualified automatic contribution arrangement (“QACA”) under the safe harbor provisions of the Internal Revenue Code of 1986, as amended (the “Code”). QACA plans, in general, require automatic enrollment of employees into the retirement plan absent an affirmative election that such employees do not wish to participate. Although the Company implemented processes to auto-enroll new hires after adopting the QACA plan in 2008, it discovered that it did not auto-enroll then existing employees who were not participating in the 401(k) Plan. In response, the Company implemented an auto-enrollment process for affected active employees and submitted to the Internal Revenue Service (the “IRS”) a voluntary correction proposal to remedy the issue for prior years. The Company’s current estimate of the cost of the correction ranges from $25 million to approximately $93 million. The Company has previously recorded in the condensed consolidated statement of operations and comprehensive income charges of $25 million. However, there can be no assurances as to the ultimate cost of the correction.

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

On January 20, 2017, TMX USVI and TMX LP entered into a new Plea Agreement (the “New Plea Agreement”) with the DOJ, which has been filed with the District Court, and replaces the Superseding Plea Agreement. At a hearing on March 23, 2017, TMX USVI and TMX LP pled guilty to four misdemeanor charges of violations of the Federal Insecticide, Fungicide, and Rodenticide Act related to improper applications of methyl bromide, as set forth in a new Information filed on January 20, 2017 with the District Court that is substantially similar to the March 29, 2016 Information. Under the terms of the New Plea Agreement, the parties agreed and jointly recommended to the District Court that (i) TMX USVI and TMX LP each pay a fine of $4 million (total of $8 million); (ii) TMX USVI pay $1 million to the EPA for costs incurred by the EPA for the response and clean-up of the affected units at the resort in St. John; (iii) TMX USVI make a community service payment of $1 million to the National Fish and Wildlife Foundation for the purpose of engaging a third party to provide training to pesticide applicators in the U.S. Virgin Islands; and (iv) both TMX USVI and TMX LP serve a three-year probation period, subject to the special conditions of probation under the New Plea Agreement. The total financial terms of the recommended sentence under the New Plea Agreement are equivalent in total amount to the financial terms under the Superseding Plea Agreement. Unlike the Superseding Plea Agreement, however, the New Plea Agreement is non-binding on the District Court. A sentencing hearing before the District Court is scheduled for July 27, 2017. It is possible that at that hearing the District Court could use its discretion to impose fines or other terms different than those in the New Plea Agreement. If approved by the District Court, and upon compliance with the terms and conditions of the New Plea Agreement, the New Plea Agreement will resolve the federal criminal consequences associated with the DOJ investigation. The New Plea Agreement does not bind any other federal, state or local authority; however, the EPA has indicated that it does not intend to initiate any administrative enforcement action or refer the matter to the DOJ for any civil enforcement action if the New Plea Agreement is approved by the District Court.

The Company has previously recorded within Fumigation related matters in the condensed consolidated statement of operations and comprehensive income total charges of $10 million in connection with the aforementioned criminal matter. The amount and extent of any further potential penalties, fines, sanctions, costs and damages that the federal or other governmental authorities may yet impose, investigation or other costs and reputational harm, as well as the impact of any additional civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to the U.S. Virgin Islands matter, which could be material, is not currently known or reasonably estimable, and any such further penalties, fines, sanctions, costs or damages would not be covered under the Company’s general liability insurance policies. On December 16, 2016, the U.S. Virgin Islands Department of Justice filed a civil complaint in the Superior Court of the Virgin Islands related to the aforementioned fumigation incident in a matter styled Government of the United States Virgin Islands v. The ServiceMaster Company, LLC, The Terminix International Company Limited Partnership, and Terminix International USVI, LLC. The Company has not recorded any charge for this new civil lawsuit.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. There were no goodwill or trade name impairment charges recorded in the three months ended March 31, 2017 and 2016. There were no accumulated impairment losses recorded as of March 31, 2017. The table below summarizes the goodwill balances for continuing operations by reportable segment:

		American	Franchise
(In millions)	Terminix	Home Shield	Services Group	Total
Balance as of December 31, 2016	$1,601	$471	$175	$2,247
Acquisitions	1	4	5	10
Balance as of March 31, 2017	$1,603	$475	$180	$2,258

The table below summarizes the other intangible asset balances for continuing operations:

	As of March 31, 2017			As of December 31, 2016
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$1,608	$—	$1,608	$1,608	$—	$1,608
Customer relationships	587	(542)	45	594	(538)	56
Franchise agreements	88	(68)	20	88	(67)	21
Other	75	(44)	31	65	(42)	23
Total	$2,359	$(654)	$1,704	$2,356	$(647)	$1,708

___________________________________

(1)	Not subject to amortization.

For the existing intangible assets, the Company anticipates amortization expense for the remainder of 2017 and each of the next five years of $20  million, $21 million, $15 million, $12 million, $9 million and $5 million, respectively.

Note 5. Stock-Based Compensation

For the three months ended March 31, 2017 and 2016, the Company recognized stock-based compensation expense of  $5 million ($3 million, net of tax) and $3 million ($2 million, net of tax), respectively. These charges are recorded within Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

As of March 31, 2017 there was $36 million of total unrecognized compensation costs related to non-vested stock options, restricted stock units (“RSUs”) and performance shares granted under the Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan (“MSIP”) and the Amended and Restated ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) and discounts associated with the ServiceMaster Global Holdings, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). These remaining costs are expected to be recognized over a weighted-average period of  2.62 years.

Note 6. Comprehensive Income

Comprehensive income, which primarily includes net income (loss), unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation gain (loss), is disclosed in the condensed consolidated statements of operations and comprehensive income.

The following tables summarize the activity in accumulated other comprehensive income (loss), net of the related tax effects.

		Unrealized
		Gains
	Unrealized	on Available	Foreign
	Gains (Losses)	-for-Sale	Currency
(In millions)	on Derivatives	Securities	Translation	Total
Balance as of December 31, 2016	$12	$1	$(15)	$(3)
Other comprehensive (loss) income before reclassifications:
Pre-tax amount	(1)	—	1	—
Tax benefit	(1)	—	—	(1)
After-tax amount	—	—	1	1
Amounts reclassified from accumulated other comprehensive income (loss)(1)	1	—	—	1
Net current period other comprehensive income	—	—	1	1
Balance as of March 31, 2017	$12	$1	$(14)	$(1)

Balance as of December 31, 2015	$(7)	$2	$(15)	$(21)
Other comprehensive (loss) income before reclassifications:
Pre-tax amount	(5)	—	3	(2)
Tax benefit	(2)	—	—	(1)
After-tax amount	(3)	—	3	(1)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	2	—	—	2
Net current period other comprehensive (loss) income	(1)	—	3	1
Balance as of March 31, 2016	$(9)	$2	$(12)	$(19)

___________________________________

(1)	Amounts are net of tax. See reclassifications out of accumulated other comprehensive income (loss) below for further details.

Reclassifications out of accumulated other comprehensive income (loss) included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended		Condensed Consolidated Statements of
	March 31,		Operations and Comprehensive Income
(In millions)	2017	2016	Location
Losses on derivatives:
Fuel swap contracts	$—	$(1)	Cost of services rendered and products sold
Interest rate swap contracts	(1)	(2)	Interest expense
Net losses on derivatives	(1)	(3)
Impact of income taxes	—	1	Provision for income taxes
Total reclassifications related to derivatives	$(1)	$(2)
Total reclassifications for the period	$(1)	$(2)

Note 7. Supplemental Cash Flow Information

Supplemental information relating to the condensed consolidated statements of cash flows is presented in the following table:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Cash paid for or (received from):
Interest expense	$29	$42
Interest and dividend income	—	(1)
Income taxes, net of refunds	1	3

As of March 31, 2017 and December 31, 2016, Cash and cash equivalents of $334 million and $291 million, respectively, and Restricted cash of $89 million and $95 million, respectively, as presented on the condensed consolidated statements of financial position represent the amounts comprising Cash and cash equivalents and restricted cash of $423 million and $386 million, respectively, on the condensed consolidated statement of cash flows. There were no restricted cash balances as of March 31, 2016 and December 31, 2015.

The Company acquired $12 million and $6 million of property and equipment through capital leases and other non-cash  financing transactions in the three months ended March 31, 2017 and 2016, respectively, which have been excluded from the condensed consolidated statements of cash flows as non-cash investing and financing activities.

In the three months ended March 31, 2016, the Company converted certain company-owned Merry Maids branches to franchises for a total purchase price of $4 million. In the three months ended March 31, 2016, the Company received cash of $3 million and provided financing of $1 million. These financed amounts have been excluded from the condensed consolidated statements of cash flows as non-cash investing activities.

Note 8. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the condensed consolidated statements of financial position. As of March 31, 2017 and December 31, 2016, the Company’s investments consisted primarily of treasury bills (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross unrealized gains and losses of the Company’s short- and long-term investments in Debt and Equity securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
Available-for-sale securities, March 31, 2017:
Debt securities	$29	$—	$—	$29
Equity securities	17	1	—	19
Total securities	$46	$1	$—	$47
Available-for-sale securities, December 31, 2016:
Debt securities	$27	$—	$—	$27
Equity securities	15	1	—	17
Total securities	$43	$1	$—	$44

There were no unrealized losses which had been in a loss position for more than one year as of March 31, 2017 and December 31, 2016.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. There were no proceeds, gross realized gains or gross realized losses resulting from sales of available-for-sale securities or impairment charges due to other than temporary declines in the value of certain investments for the three months ended March 31, 2017 and 2016.

Note 9. Long-Term Debt

Long-term debt is summarized in the following table:

	As of	As of
	March 31,	December 31,
(In millions)	2017	2016
Senior secured term loan facility maturing in 2023(1)	$1,624	$1,628
Revolving credit facility maturing in 2021	—	—
5.125% notes maturing in 2024(2)	737	737
7.10% notes maturing in 2018(3)	78	77
7.45% notes maturing in 2027(3)	167	167
7.25% notes maturing in 2038(3)	66	65
Vehicle capital leases(4)	90	87
Other	70	71
Less current portion	(139)	(59)
Total long-term debt	$2,694	$2,772

___________________________________

(1)	As of March 31, 2017 and December 31, 2016, presented net of $18 million in unamortized debt issuance costs and $4 million in unamortized original issue discount paid.
(2)	As of March 31, 2017 and December 31, 2016, presented net of $13 million in unamortized debt issuance costs.
(3)

As of March 31, 2017 and December 31, 2016, collectively presented net of $47 million and $48 million, respectively, of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

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

Interest Rate Swaps

Interest rate swap agreements in effect as of March 31, 2017 are as follows:

Trade Date	Effective Date	Expiration Date	Notional Amount	Fixed Rate(1)	Floating Rate
November 7, 2016	November 8, 2016	November 30, 2023	$650,000	1.493%	One month LIBOR

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

On November 30, 2016, the Company acquired Landmark Home Warranty, LLC (“Landmark”) for a total purchase price of $39 million. The Company recorded goodwill of $37 million and other intangibles, primarily customer relationships, of $13 million related to this acquisition. During the three months ended March 31, 2017, the Company updated its preliminary allocation and reclassified $4 million from other intangibles, primarily customer relationships, to goodwill. As of March 31, 2017, the purchase price allocation for this acquisition has not been finalized. In particular, the Company is still evaluating the fair value of certain intangible assets. As the Company finalizes its assessment of the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period in 2017.

During the three months ended March 31, 2017, the Company completed a pest control acquisition and purchased a ServiceMaster Clean master distributor within the Franchise Services Group. The total purchase price for these acquisitions was $13  million. The Company recorded goodwill of $6 million and other intangibles, primarily reacquired rights, of $6 million related to these acquisitions. As of March 31, 2017, the purchase price allocation for the master distributor has not been finalized as the Company is still evaluating the fair value of certain intangible assets. As the Company finalizes its assessment of the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period in 2017.

During the three months ended March 31, 2016, the Company completed several pest control and termite acquisitions. The total purchase price for these acquisitions was $3 million. The Company recorded goodwill of $2 million and accounts receivable of $1 million related to these acquisitions.

Supplemental cash flow information regarding the Company’s acquisitions is as follows:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Assets acquired	$13	$3
Liabilities assumed	—	—
Net assets acquired	$13	$3

Net cash paid	$11	$2
Seller financed debt	2	—
Purchase price	$13	$3

Note 11. Income Taxes

As of March 31, 2017 and December 31, 2016, the Company had $13 million of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). Based on information currently available, it is reasonably possible that over the next 12 month period unrecognized tax benefits may decrease by $2 million as the result of settlements of ongoing audits, statute of limitation expirations or final settlements of uncertain tax positions in multiple jurisdictions.

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

The effective tax rate on income from continuing operations was 38.3 percent and 37.1 percent for the three months ended March 31, 2017 and 2016, respectively. The effective tax rate on income from continuing operations for the three months ended March 31, 2016 was primarily affected by excess tax benefits for share based awards recorded discretely during the quarter.

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

Information regarding the accounting policies used by the Company is described in the Company’s 2016 Form 10-K. The Company derives substantially all of its revenue from customers and franchisees in the United States with approximately two percent generated in foreign markets. Operating expenses of the business units consist primarily of direct costs and indirect costs allocated from Corporate.

The Company uses Reportable Segment Adjusted EBITDA as its measure of segment profitability. Accordingly, the CODM evaluates performance and allocates resources based primarily on Reportable Segment Adjusted EBITDA. Reportable Segment Adjusted EBITDA is defined as net income before: unallocated corporate expenses; income from discontinued operations, net of income taxes; provision for income taxes; interest expense; depreciation and amortization expense; fumigation related matters; non-cash stock-based compensation expense; restructuring charges; gain on sale of Merry Maids branches; and non-cash impairment of software and other related costs. The Company’s definition of Reportable Segment Adjusted EBITDA may not be calculated or comparable to similarly titled measures of other companies. The Company believes Reportable Segment Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives and equity-based, long-term incentive plans.

Information for continuing operations for each reportable segment and Corporate is presented below:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Revenue:
Terminix	$365	$364
American Home Shield	227	194
Franchise Services Group	50	49
Reportable Segment Revenue	$642	$607
Corporate	1	1
Total Revenue	$643	$608
Reportable Segment Adjusted EBITDA:(1)
Terminix	$81	$94
American Home Shield	31	19
Franchise Services Group	21	18
Reportable Segment Adjusted EBITDA	$133	$131

___________________________________

Presented below is a reconciliation of Net Income to Reportable Segment Adjusted EBITDA:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Net Income	$39	$39
Unallocated corporate expenses	—	4
Depreciation and amortization expense	25	21
Fumigation related matters	1	3
Non-cash stock-based compensation expense	5	3
Restructuring charges	2	1
Gain on sale of Merry Maids branches	—	(1)
Non-cash impairment of software and other related costs	2	—
Income from discontinued operations, net of income taxes	(1)	—
Provision for income taxes	24	23
Interest expense	37	38
Reportable Segment Adjusted EBITDA	$133	$131

Note 13. Related Party Transactions

TruGreen Spin-off

In connection with the TruGreen spin-off on January 14, 2014, the Company entered into a transition services agreement with TruGreen Holding Corporation (“TruGreen”) pursuant to which the Company provides TruGreen with specified communications, public relations, finance and accounting, tax, treasury, internal audit, human resources operations and benefits, risk management and insurance, supply management, real estate management, marketing, facilities, information technology and other support services. The charges for the transition services are designed to allow the Company to fully recover the direct costs of providing the services, plus specified margins and any out-of-pocket costs and expenses. The services provided under the transition services agreement terminated at various specified times on or prior to December 31, 2016, except certain information technology services, which the Company has entered into an agreement with TruGreen to extend through June 30, 2018.  TruGreen may terminate the extended transition services agreement for convenience upon 90 days written notice.

Under this transition services agreement, the Company recorded $3 million in the three months ended March 31, 2016 of fees from TruGreen, which is included as a reduction in Selling and administrative expenses in the condensed consolidated statement of operations and comprehensive income. As of March 31, 2017, all amounts owed by TruGreen under this agreement have been paid.

Note 14. Fair Value Measurements

The period-end carrying amounts of cash and cash equivalents, receivables, restricted cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net of tax as a component of accumulated other comprehensive income (loss) on the condensed consolidated statements of financial position, or, for certain unrealized losses, reported in interest and net investment income in the condensed consolidated statements of operations and comprehensive income if the decline in value is other than temporary. The carrying amount of total debt was $2,833 million and $2,831 million and the estimated fair value was $2,942 million and $2,930 million as of March 31, 2017 and December 31, 2016, respectively. The fair value of the Company’s debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of March 31, 2017 and December 31, 2016.

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

The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during the three months ended March 31, 2017 and 2016.

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2017:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$8	$8	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	40	35	5	—
Fuel swap contracts	Prepaid expenses and other assets	2	—	—	2
Interest rate swap contracts	Other assets	26	—	26	—
Total financial assets		$75	$43	$31	$2
Financial Liabilities:
Interest rate swap contracts	Other accrued liabilities	$2	$—	$2	$—
Total financial liabilities		$2	$—	$2	$—
As of December 31, 2016:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$8	$8	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	36	33	3	—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	5	—	—	5
Interest rate swap contracts	Other assets	27	—	27	—
Total financial assets		$75	$40	$30	$5
Financial Liabilities:
Interest rate swap contracts	Other accrued liabilities and Other long-term obligations	$4	$—	$4	$—
Total financial liabilities		$4	$—	$4	$—

A  reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

	Fuel Swap
	Contract
	Assets
(In millions)	(Liabilities)	Location of Gain (Loss) included in Earnings
Balance as of December 31, 2016	$5
Total losses (realized and unrealized)
Included in earnings	—	Cost of services rendered and products sold
Included in other comprehensive income	(3)
Settlements	—
Balance as of March 31, 2017	$1

Balance as of December 31, 2015	$(4)
Total (losses) gains (realized and unrealized)
Included in earnings	(1)	Cost of services rendered and products sold
Included in other comprehensive income	1
Settlements	1
Balance as of March 31, 2016	$(3)

The following tables present information relating to the significant unobservable inputs of the Company’s Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of March 31, 2017:
Fuel swap contracts	$1	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.14 - $2.63	$2.39
As of December 31, 2016:
Fuel swap contracts	$5	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.31 - $2.85	$2.55

___________________________________

(1)	Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

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

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the three months ended March 31, 2017. As of March 31, 2017, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $34 million, maturing through 2018. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of March 31, 2017, the Company had posted $3 million in letters of credit as collateral under its fuel hedging program, which were issued under the Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income (loss). These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. See Note 6 to the condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in accumulated other comprehensive income (loss) and for the amounts reclassified out of accumulated other comprehensive income (loss) and into earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income (loss) expected to be recognized in earnings is a loss of $4 million, net of tax, as of March 31, 2017. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

A reconciliation of the amounts included in the computation of basic earnings per share from continuing operations and diluted earnings per share from continuing operations is as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2017	2016
Income from continuing operations	$38	$39
Weighted-average common shares outstanding	134.5	135.6
Effect of dilutive securities:
RSUs(1)	0.1	0.2
Stock options(2)	1.4	1.9
Weighted-average common shares outstanding—assuming dilution	136.0	137.8
Basic earnings per share from continuing operations	$0.28	$0.29
Diluted earnings per share from continuing operations	$0.28	$0.28

___________________________________

(1)

Unvested RSUs and performance shares of 0.3 million for the three months ended March 31, 2016 were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

(2)

Options to purchase  1.3 million and 0.9 million shares for the three months ended March 31, 2017 and 2016, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

Adjusted EBITDA. We evaluate performance and allocate resources based primarily on Adjusted EBITDA. We define Adjusted EBITDA as net income before: income from discontinued operations, net of income taxes; provision for income taxes; interest expense; depreciation and amortization expense; fumigation related matters; non-cash stock-based compensation expense; restructuring charges; gain on sale of Merry Maids branches; and non-cash impairment of software and other related costs. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives and equity-based, long-term incentive plans.

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

Franchises

Franchises are important to the Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. Total profits from our franchised operations were $22 million and $18 million for the three months ended March 31, 2017 and 2016, respectively.  Nearly all of the franchise fees received by our Franchise Services Group segment are derived from the ServiceMaster Restore, ServiceMaster Clean and Merry Maids businesses. Franchise fees from our Terminix franchisees represented less than one percent of Terminix revenue for the three months ended March 31, 2017. We evaluate the performance of our franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. Franchise agreements entered into in the course of these businesses are generally for a term of five years. The majority of these franchise agreements are renewed prior to expiration. Internationally, we have license agreements, whereby licensees provide services under our brand names that would ordinarily be provided by franchisees in the United States. The majority of international licenses are for 10‑year terms.

 Results of Operations

	Three Months Ended		Increase
	March 31,		(Decrease)	% of Revenue
(In millions)	2017	2016	2017 vs. 2016	2017	2016
Revenue	$643	$608	6%	100%	100%
Cost of services rendered and products sold	346	324	7	54	53
Selling and administrative expenses	186	173	8	29	28
Amortization expense	7	8	(13)	1	1
Fumigation related matters	1	3	*	—	—
Impairment of software and other related costs	2	—	*	—	—
Restructuring charges	2	1	*	—	—
Gain on sale of Merry Maids branches	—	(1)	*	—	—
Interest expense	37	38	(3)	6	6
Interest and net investment income	—	(1)	*	—	—
Income from Continuing Operations before Income Taxes	62	62	—	10	10
Provision for income taxes	24	23	4	4	4
Income from Continuing Operations	38	39	(3)	6	6
Income from discontinued operations, net of income taxes	1	—	*	—	—
Net Income	$39	$39	—%	6%	6%

_________________________________

*     not meaningful

Revenue

We reported revenue of $643 million and $608 million for the three months ended March 31, 2017 and 2016, respectively. A summary of changes in revenue for each of our reportable segments and Corporate is included in the table below. See “—Segment Review” for a discussion of the drivers of the year-over-year changes.

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended March 31, 2016	$364	$194	$49	$1	$608
Pest Control(1)	(4)	—	—	—	(4)
Termite and Other Services(2)	6	—	—	—	6
Home Warranties(3)	—	33	—	—	33
Franchise-Related Revenue	—	—	5	—	5
Sale of Merry Maids branches(4)	—	—	(4)	—	(4)
Other	(1)	—	—	—	(1)
Three Months Ended March 31, 2017	$365	$227	$50	$1	$643

_________________________________

(1)	Includes growth from acquisitions of approximately $3 million.
(2)

Includes wildlife exclusion, crawl space encapsulation and attic insulation products which are managed as a component of our termite line of business.  Includes growth from acquisitions of approximately $1 million.

(3)	Includes growth from acquisitions of approximately $17 million as a result of the acquisitions of OneGuard and Landmark.
(4)

Represents a reduction in revenue from company-owned branches as a result of the conversion of certain company-owned Merry Maids branches to franchises (the “branch conversions”), which were completed in 2016.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $346 million and $324 million for the three months ended March 31, 2017 and 2016, respectively.  The following table provides a summary of changes in cost of services rendered and products sold for each of our reportable segments and Corporate:

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended March 31, 2016	$195	$105	$20	$4	$324
Impact of change in revenue(1)	—	14	1	—	15
Production labor	5	—	—	—	5
Damage claims	4	—	—	—	4
Fuel prices	(1)	—	—	—	(1)
Contract claims	—	2	—	—	2
Sale of Merry Maids branches	—	—	(3)	—	(3)
Insurance program	—	—	—	(4)	(4)
Other	3	1	—	—	4
Three Months Ended March 31, 2017	$206	$122	$18	$—	$346

_________________________________

(1)	For American Home Shield, includes growth from acquisitions of approximately $7 million as a result of the acquisitions of OneGuard and Landmark.

At Terminix, the increase in production labor was driven by investments in field operations focused on improving safety, customer service and retention. The increase in damage claims at Terminix was driven by increased provisions.

The increase in contract claims cost at American Home Shield was driven by normal inflationary pressure on the underlying costs of repairs.

We realized a reduction in cost of sales of $3 million in the Franchise Services Group as a result of the branch conversions at Merry Maids, which were completed in 2016.

The decrease in expense related to our automobile, general liability and workers’ compensation insurance program was driven by the impact of increased reserves of $4 million recorded in the three months ended March 31, 2016 driven by unfavorable claims trends. There were no increased reserves in our automobile, general liability and workers’ compensation insurance program for the three months ended March 31, 2017.

Selling and Administrative Expenses

We reported selling and administrative expenses of $186 million and $173 million for the three months ended March 31, 2017 and 2016, respectively, which comprised general and administrative expenses of $78 million and $75 million, respectively, and selling and marketing expenses of $109 million and $98 million, respectively. The following table provides a summary of changes in selling and administrative expenses for each of our reportable segments and Corporate:

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended March 31, 2016	$82	$72	$12	$7	$173
Sales and marketing costs	7	—	—	—	7
OneGuard and Landmark selling and administrative expenses	—	6	—	—	6
Technology costs	—	—	—	2	2
Other	(1)	—	(1)	1	(1)
Three Months Ended March 31, 2017	$88	$78	$11	$10	$186

At Terminix, the increase in sales and marketing costs was driven by investments to grow and train our sales force, higher commissions attributable to the growth in core termite, wildlife exclusion and attic insulation sales and incremental marketing investments.

We incurred incremental selling and administrative expenses at American Home Shield as a result of the OneGuard and Landmark acquisitions.

The increase in technology costs was primarily due to investments to improve our customers’ experiences through technology.

Amortization Expense

Amortization expense was $7 million and $8 million in the three months ended March 31, 2017 and 2016, respectively.

Fumigation Related Matters

We recorded charges of $1 million and $3 million in the three months ended March 31, 2017 and 2016, respectively, for fumigation related matters. See Note 3 to the condensed consolidated financial statements for more details.

Impairment of Software and Other Related Costs

We recorded impairment charges of $2 million in the three months ended March 31, 2017 relating to our decision to replace certain software. There were no impairments of software and other related costs recorded in the three months ended March 31, 2016.

Restructuring Charges

We incurred restructuring charges of $2 million and $1 million in the three months ended March 31, 2017 and 2016, respectively.  For the three months ended March 31, 2017, these charges included $1 million of costs related to the relocation of our headquarters and $1 million of severance. For the three months ended March 31, 2016, these charges included $1 million of severance and other costs related to the initiative to enhance capabilities and reduce costs in our Company’s headquarters functions that provide Company-wide administrative services for our operations.

Gain on Sale of Merry Maids Branches

We recorded a gain of $1 million in the three months ended March 31, 2016, associated with the branch conversions at Merry Maids. As of October 10, 2016, the branch conversion process was complete.

Interest Expense

Interest expense was $37 million and $38 million for the three months ended March 31, 2017 and 2016, respectively.

Interest and Net Investment Income

Interest and net investment income was $1 million for the three months ended March 31, 2016 and comprised net investment gains and interest and dividend income realized on the American Home Shield investment portfolio and interest income on other cash balances. There was no interest and net investment income for the three months ended March 31, 2017.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes for the three months ended March 31, 2017 was comparable to the three months ended March 31, 2016 and primarily reflects the net effect of year-over-year changes in the following items:

Three Months Ended
March 31,
(In millions)	2017 vs. 2016
Reportable segments and Corporate(1)	$7
Depreciation expense(2)	(5)
Fumigation related matters(3)	2
Impairment of software and other related costs(4)	(2)
Other(5)	(2)
Increase (decrease) in income from continuing operations before income taxes	$—

___________________________________

(1)	Represents the net change in Adjusted EBITDA as described in “—Segment Review.”
(2)	Represents the net change in depreciation expense, driven by investments in vehicles and technology.
(3)

Represents the $1 million and $3 million charge for fumigation related matters recorded in the three months ended March 31, 2017 and 2016, respectively. See Note 3 to the condensed consolidated financial statements for more details.

(4)	Represents impairment charges of $2 million recorded in the three months ended March 31, 2017 as described in “—Impairment of Software and Other Related Costs.”
(5)	Primarily represents the net change in amortization expense, restructuring charges, gain on sale of Merry Maids branches, interest expense and stock-based compensation.

Provision for Income Taxes

The effective tax rate on income from continuing operations was 38.3 percent and 37.1 percent for the three months ended March 31, 2017 and 2016, respectively.  The effective tax rate on continuing operations for the three months ended March 31, 2016 was primarily affected by excess tax benefits for share based awards recorded discretely during the quarter.

Net Income

Net income for the three months ended March 31, 2017 was comparable to the three months ended March 31, 2016.

Segment Review

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the notes to the condensed consolidated financial statements included in this report.

Revenue and Adjusted EBITDA by reportable segment and for Corporate are as follows:

	Three Months Ended
	March 31,		Increase
(In millions)	2017	2016	(Decrease)
Revenue:
Terminix	$365	$364	—%
American Home Shield	227	194	17
Franchise Services Group	50	49	2
Corporate	1	1	*
Total Revenue:	$643	$608	6%
Adjusted EBITDA:(1)
Terminix	$81	$94	(14)%
American Home Shield	31	19	63
Franchise Services Group	21	18	17
Reportable Segment Adjusted EBITDA	133	131	2
Corporate(2)	—	(4)	*
Total Adjusted EBITDA	$134	$127	6%

___________________________________

*     not meaningful

(1)	See Note 12 for our definition of Adjusted EBITDA and a reconciliation of Net Income to Reportable Segment Adjusted EBITDA.
(2)	Represents unallocated corporate expenses.

Terminix Segment

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported comparable revenue and a 14 percent decrease in Adjusted EBITDA for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Revenue

Revenue by service line is as follows:

	Three Months Ended
	March 31,

(In millions)	2017	2016	Growth		Acquired		Organic
Pest Control	$202	$206	$(4)	(2)%	$3	1%	$(7)	(3)%
Termite and Other Services	149	143	6	4%	1	1%	5	3%
Other	14	15	(1)	(7)%	—	—%	(1)	(7)%
Total revenue	$365	$364	$1	—%	$4	1%	$(3)	(1)%

Pest control revenue decreased two percent. Organic pest control revenue decreased three percent, which was significantly impacted by a $6 million organic revenue decline associated with Alterra Pest Control, LLC (“Alterra”). Excluding Alterra, organic pest control revenue decreased $1 million, or less than one percent.

Termite revenue, including the wildlife exclusion, crawl space encapsulation and attic insulation products, which are managed as a component of our termite line of business, increased four percent. In the three months ended March 31, 2017, termite renewal revenue comprised 53 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Organic termite revenue increased three percent, reflecting an increase in core termite, wildlife exclusion and attic insulation sales, offset, in part, by an unfavorable change in the timing of termite renewal services. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended March 31, 2016	$94
Impact of change in revenue	2
Production labor	(5)
Damage claims	(4)
Fuel prices	1
Sales and marketing	(7)
Three Months Ended March 31, 2017	$81

The increase in production labor was driven by investments in field operations focused on improving safety, customer service and retention. The increase in damage claims was driven by increased provisions. The increase in sales and marketing costs was driven by investments to grow and train our sales force, higher commissions attributable to the growth in core termite, wildlife exclusion and attic insulation sales and incremental marketing investments.

American Home Shield Segment

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The American Home Shield segment, which provides home warranties for household systems and appliances, reported a 17 percent increase in revenue and a 63 percent increase in Adjusted EBITDA for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

The growth in renewable customer counts and customer retention are presented below.

	As of March 31,
	2017(1)	2016
Growth in Home Warranties	15%	7%
Customer Retention Rate	76%	75%
(1)

As of March 31, 2017, excluding the OneGuard and Landmark accounts acquired on June 27, 2016 and November 30, 2016, respectively,  the growth in home warranties was seven percent, and, excluding all OneGuard and Landmark accounts, the customer retention rate for our American Home Shield segment was 75 percent.

Revenue

The revenue results reflect an increase in new unit sales, improved price realization and the impact of the OneGuard and Landmark acquisitions (an approximate $17 million increase).

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended March 31, 2016	$19
Impact of change in revenue	19
Contract claims	(2)
OneGuard and Landmark selling and administrative expenses	(6)
Other	1
Three Months Ended March 31, 2017	$31

The increase in contract claims cost was driven by normal inflationary pressure on the underlying costs of repairs. Additionally, we incurred incremental selling and administrative expenses as a result of the OneGuard and Landmark acquisitions. Extreme temperatures in 2017 could lead to an increase in service requests related to household systems, resulting in higher claim frequency and costs.

Franchise Services Group Segment

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The Franchise Services Group segment, which consists of the ServiceMaster Restore (disaster restoration), ServiceMaster Clean (janitorial), Merry Maids (residential cleaning), Furniture Medic (cabinet and wood furniture repair) and AmeriSpec (home inspection) businesses, reported a two percent increase in revenue and a 17 percent increase in Adjusted EBITDA for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Revenue

Revenue by service line is as follows:

	Three Months Ended		% of
	March 31,		Revenue
(In millions)	2017	2016	2017
Royalty Fees	$31	$28	64%
Company-Owned Merry Maids Branches	—	4	—
Janitorial National Accounts	11	10	22
Sales of Products	3	3	6
Other	4	3	8
Total revenue	$50	$49	100%

The increase in royalty fees was primarily driven by higher disaster restoration services. The $4 million decline in revenue from company-owned Merry Maids branches was attributable to the branch conversions, which were completed in 2016. The increase in revenue from janitorial national accounts was driven by increased sales activity.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended March 31, 2016	$18
Impact of change in revenue	3
Three Months Ended March 31, 2017	$21

Excluding the impact of the branch conversions at Merry Maids, the increase in revenue resulted in a $3 million increase in Adjusted EBITDA. The reduction in revenue from company-owned Merry Maids branches had a negligible impact on Adjusted EBITDA.

Corporate

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Corporate reported a $4 million increase in Adjusted EBITDA for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The three month ended March 31, 2016 included increased reserves in our automobile, general liability and workers’ compensation insurance program of $4 million driven by unfavorable claims trends, which were impacted by a charge of $3 million in connection with civil claims related to an incident at a family’s residence in Palm Beach County, Florida (an amount equal to our insurance deductibles under our general liability insurance program). There were no increased reserves in our automobile, general liability and workers’ compensation insurance program for the three months ended March 31, 2017.

Liquidity and Capital Resources

Liquidity

We are highly leveraged, and a substantial portion of our liquidity needs are due to service requirements on our significant indebtedness. The agreements governing the $1,650 million term loan facility maturing November 8, 2023 and the $300 million revolving credit facility maturing November 8, 2021 (together, the “Credit Facilities”) contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of March 31, 2017, we were in compliance with the covenants under the agreements that were in effect on such date.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Credit Facilities. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. Cash and short- and long-term marketable securities totaled $381 million as of March 31, 2017, compared with $335 million as of December 31, 2016. As of March 31, 2017, there were $35 million of letters of credit outstanding and $265 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts.

In 2016, our board of directors authorized a three-year share repurchase program, under which we may repurchase up to $300 million of outstanding shares of our common stock. As of March 31, 2017, we have repurchased $111 million of outstanding shares under this program, which is included in treasury stock on the condensed consolidated statements of financial position.

In 2016, we settled all civil claims of the affected families related to the U.S. Virgin Islands and Florida fumigation matters, and payments in connection with those claims totaled $90 million ($56 million, net of tax). We have also sought to resolve by plea agreement the federal criminal consequences related to the U.S. Virgin Islands matter pursuant to which we expect to pay approximately $10 million. See Note 3 to the condensed consolidated financial statements for more details

We have submitted to the IRS a voluntary correction proposal to remedy an administrative error related to our Profit Sharing and Retirement Plan. Our current estimate of the cost of the correction ranges from $25 million to approximately $93 million. See Note 3 to the condensed consolidated financial statements for more details.

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

As of March 31, 2017, we had posted $31 million in letters of credit, which were issued under the Revolving Credit Facility, and $89 million of cash, which is included in Restricted cash on the condensed consolidated statements of financial position, as collateral under our automobile, general liability and workers’ compensation insurance program. This amount is not related to the payments made in connection with the U.S. Virgin Islands matter. We may from time to time change the amount of cash or marketable securities used to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program.  The amount of cash or marketable securities utilized to satisfy these collateral requirements will depend on the relative cost of the issuance of letters of credit under the Revolving Credit Facility and our cash position. Any change in cash or marketable securities used as collateral would result is a corresponding change in our available borrowing capacity under the Revolving Credit Facility.

Additionally, under the terms of our fuel swap contracts, we are required to post collateral in the event the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the agreement with the counterparty. As of March 31, 2017, the estimated fair value of our fuel swap contracts was a net asset of $1 million, and we had posted $3 million in letters of credit as collateral under our fuel hedging program, which were also issued under the Revolving Credit Facility. The continued use of letters of credit for this purpose in the future could limit our ability to post letters of credit for other purposes and could limit our borrowing availability under the Revolving Credit Facility. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

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

Fleet and Equipment Financing Arrangements

We have entered into the Fleet Agreement which, among other things, allows us to obtain fleet vehicles through a leasing program. We expect to fulfill substantially all of our vehicle fleet needs through the leasing program under the Fleet Agreement. For the three months ended March 31, 2017, we acquired $11 million of vehicles through the leasing program under the Fleet Agreement. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement.

Additionally, a portion of our property and equipment is leased through programs outside the scope of the Fleet Agreement. For the three months ended March 31, 2017, we acquired $1 million of property and equipment through these incremental leasing programs, which are treated as capital leases for accounting purposes. We anticipate new lease financings, including the Fleet Agreement and incremental leasing programs, for the full year 2017 will range from approximately $30 million to $40 million.

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

Furthermore, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payments of ordinary and extraordinary dividends by our home warranty and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of March 31, 2017, the total net assets subject to these third-party restrictions was $174 million. We expect that such limitations will be in effect for the foreseeable future. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

We consider undistributed earnings of our foreign subsidiaries as of March 31, 2017 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon.  The amount of cash associated with indefinitely reinvested foreign earnings was approximately $23 million as of March 31, 2017 and December 31, 2016. We have not repatriated, nor do we anticipate the need to repatriate, funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized in the following table.

	Three Months Ended
	March 31,
(In millions)	2017	2016
Net cash provided from (used for):
Operating activities	$126	$106
Investing activities	(31)	(15)
Financing activities	(60)	(17)
Discontinued operations	1	—
Effect of exchange rate changes on cash	—	1
Cash increase during the period	$37	$74

Operating Activities

Net cash provided from operating activities from continuing operations increased $20 million to $126 million for the three months ended March 31, 2017 compared to $106 million for the three months ended March 31, 2016.

Net cash provided from operating activities for the three months ended March 31, 2017 comprised $75 million in earnings adjusted for non-cash charges and a $53 million decrease in cash required for working capital, offset, in part, by $1 million in payments related to fumigation matters. For the three months ended March 31, 2017, working capital requirements were favorably impacted by seasonal activity, the timing of income tax payments and the timing of interest payments on the 2024 notes, offset, in part by incentive compensation payments related to 2016 performance.

Net cash provided from operating activities for the three months ended March 31, 2016 comprised $68 million in earnings adjusted for non-cash charges and a $38 million decrease in cash required for working capital. For the three months ended March 31, 2016, working capital requirements were favorably impacted by seasonal activity and timing of income tax payments, offset, in part by incentive compensation payments related to 2015 performance.

Investing Activities

Net cash used for investing activities from continuing operations was $31 million for the three months ended March 31, 2017, compared to $15 million for the three months ended March 31, 2016.

Capital expenditures increased to $18 million for the three months ended March 31, 2017 from $17 million in the three months ended March 31, 2016 and included recurring capital needs and information technology projects. We anticipate capital expenditures for the full year 2017 for recurring capital needs and the continuation of investments in information systems and productivity enhancing technology will range from approximately $50 million to $60 million.  Additionally, we expect capital needs for the full year 2017 associated with the relocation of our headquarters to be approximately $35 million for which we expect to be reimbursed through a tenant improvement allowance and grants totaling approximately $25 million for a net cash outflow of approximately $10 million. We expect to fulfill our ongoing vehicle fleet needs through vehicle capital leases. We have no additional material capital commitments at this time.

Proceeds from the sale of equipment and other assets was $3 million for the three months ended March 31, 2016, primarily driven by the branch conversions at Merry Maids.   In the three months ended March 31, 2016, the branches were sold for a total purchase price of $4 million for which we received cash of $3 million and provided financing of $1 million. As of October 10, 2016, the branch conversion process was complete.

Cash payments for acquisitions for the three months  ended March 31, 2017 totaled $11 million, compared with $2 million for the three months ended March 31, 2016. Consideration paid for the purchase of a master distributor and for a tuck-in acquisition consisted of cash payments and debt payable to sellers. We expect to continue our tuck-in acquisition program at Terminix and to periodically evaluate other strategic acquisitions.

Cash flows used for purchases, sales and maturities of securities, net, for the three months  ended March 31, 2017 totaled $3 million and were driven by the purchase of marketable securities at American Home Shield.

Cash flows provided by notes receivable, net, for the three months ended March 31, 2017 and 2016 totaled $1 million and were a result of a net reduction in financing provided by SMAC to our franchisees and retail customers of our operating units.

Financing Activities

Net cash used for financing activities from continuing operations was $60 million for the three months ended March 31, 2017 compared to $17 million for the three months ended March 31, 2016.

During the three months ended March 31, 2017, we made scheduled principal payments on long-term debt of $14 million, repurchased $51 million of common stock and received $5 million from the issuance of common stock upon the exercise of stock options.

During the three months ended March 31, 2016, we made scheduled principal payments on long-term debt of $19 million and received $2 million from the issuance of common stock upon the exercise of stock options.

Contractual Obligations

Our 2016 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2016. We continue to make the contractually required payments, and, therefore, the 2016 obligations and commitments as listed in our 2016 Form 10-K have been reduced by the required payments.

Off-Balance Sheet Arrangements

As of  March 31, 2017, we did not have any significant off-balance sheet arrangements.

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

On January 20, 2017, TMX USVI and TMX LP entered into the New Plea Agreement with the DOJ, which has been filed with the District Court, and replaces the Superseding Plea Agreement. At a hearing on March 23, 2017, TMX USVI and TMX LP pled guilty to four misdemeanor charges of violations of the Federal Insecticide, Fungicide, and Rodenticide Act related to improper applications of methyl bromide, as set forth in a new Information filed on January 20, 2017 with the District Court that is substantially similar to the March 29, 2016 Information. Under the terms of the New Plea Agreement, the parties agreed and jointly recommended to the District Court that (i) TMX USVI and TMX LP each pay a fine of $4 million (total of $8 million); (ii) TMX USVI pay $1 million to the EPA for costs incurred by the EPA for the response and clean-up of the affected units at the resort in St. John; (iii) TMX USVI make a community service payment of $1 million to the National Fish and Wildlife Foundation for the purpose of engaging a third party to provide training to pesticide applicators in the U.S. Virgin Islands; and (iv) both TMX USVI and TMX LP serve a three-year probation period, subject to the special conditions of probation under the New Plea Agreement. The total financial terms of the recommended sentence under the New Plea Agreement are equivalent in total amount to the financial terms under the Superseding Plea Agreement.  Unlike the Superseding Plea Agreement, however, the New Plea Agreement is non-binding on the District Court. A sentencing hearing before the District Court is scheduled for July 27, 2017. It is possible that at that hearing the District Court could use its discretion to impose fines or other terms different than those in the New Plea Agreement. If approved by the District Court, and upon compliance with the terms and conditions of the New Plea Agreement, the New Plea Agreement will resolve the federal criminal consequences associated with the DOJ investigation. The New Plea Agreement does not bind any other federal, state or local authority; however, the EPA has indicated that it does not intend to initiate any administrative enforcement action or refer the matter to the DOJ for any civil enforcement action if the New Plea Agreement is approved by the District Court.

The Company has previously recorded within Fumigation related matters in the condensed consolidated statement of operations and comprehensive income total charges of $10 million in connection with the aforementioned criminal matter. The amount and extent of any further potential penalties, fines, sanctions, costs and damages that the federal or other governmental authorities may yet impose, investigation or other costs and reputational harm, as well as the impact of any additional civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to the U.S. Virgin Islands matter, which could be material, is not currently known or reasonably estimable, and any such further penalties, fines, sanctions, costs or damages would not be covered under the Company’s general liability insurance policies. On December 16, 2016, the U.S. Virgin Islands Department of Justice filed a civil complaint in the Superior Court of the Virgin Islands related to the aforementioned fumigation incident in a matter styled Government of the United States Virgin Islands v. The ServiceMaster Company, LLC, The Terminix International Company Limited Partnership, and Terminix International USVI, LLC. The Company has not recorded any charge for this new civil lawsuit.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors”  in our Annual Report on Form 10-K for the year ended December 31, 2016 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, could cause actual results and outcomes to differ from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

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

Interest Rate Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. In our opinion, the market risk associated with debt obligations and other significant instruments as of March 31, 2017 has not materially changed from December 31, 2016 (see Item 7A of the 2016 Form 10-K).

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 14 million gallons of fuel in 2017. As of March 31, 2017, a ten percent change in fuel prices would result in a change of approximately $3  million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of March 31, 2017, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $34 million, maturing through 2018. The estimated fair value of these contracts as of March 31, 2017 was a net asset of $1 million. These fuel swap contracts provide a fixed price for approximately 83 percent and 41 percent of our estimated fuel usage for the remainder of 2017 and 2018, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer, Robert J. Gillette, and Senior Vice President and Chief Financial Officer, Anthony D. DiLucente, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Gillette and DiLucente have concluded that both the design and operation of our disclosure controls and procedures were effective as of March 31, 2017.

Changes in internal control over financial reporting

No changes in our internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 20, 2017, TMX USVI and TMX LP entered into the New Plea Agreement with the DOJ, which has been filed with the District Court, and replaces the Superseding Plea Agreement. At a hearing on March 23, 2017, TMX USVI and TMX LP pled guilty to four misdemeanor charges of violations of the Federal Insecticide, Fungicide, and Rodenticide Act related to improper applications of methyl bromide, as set forth in a new Information filed on January 20, 2017 with the District Court that is substantially similar to the March 29, 2016 Information. Under the terms of the New Plea Agreement, the parties agreed and jointly recommended to the District Court that (i) TMX USVI and TMX LP each pay a fine of $4 million (total of $8 million); (ii) TMX USVI pay $1 million to the EPA for costs incurred by the EPA for the response and clean-up of the affected units at the resort in St. John; (iii) TMX USVI make a community service payment of $1 million to the National Fish and Wildlife Foundation for the purpose of engaging a third party to provide training to pesticide applicators in the U.S. Virgin Islands; and (iv) both TMX USVI and TMX LP serve a three-year probation period, subject to the special conditions of probation under the New Plea Agreement. The total financial terms of the recommended sentence under the New Plea Agreement are equivalent in total amount to the financial terms under the Superseding Plea Agreement.  Unlike the Superseding Plea Agreement, however, the New Plea Agreement is non-binding on the District Court. A sentencing hearing before the District Court is scheduled for July 27, 2017. It is possible that at that hearing the District Court could use its discretion to impose fines or other terms different than those in the New Plea Agreement. If approved by the District Court, and upon compliance with the terms and conditions of the New Plea Agreement, the New Plea Agreement will resolve the federal criminal consequences associated with the DOJ investigation. The New Plea Agreement does not bind any other federal, state or local authority; however, the EPA has indicated that it does not intend to initiate any administrative enforcement action or refer the matter to the DOJ for any civil enforcement action if the New Plea Agreement is approved by the District Court.

The Company has previously recorded within Fumigation related matters in the condensed consolidated statement of operations and comprehensive income total charges of $10 million in connection with the aforementioned criminal matter.  The amount and extent of any further potential penalties, fines, sanctions, costs and damages that the federal or other governmental authorities may yet impose, investigation or other costs and reputational harm, as well as the impact of any additional civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to the U.S. Virgin Islands matter, which could be material, is not currently known or reasonably estimable, and any such further penalties, fines, sanctions, costs or damages would not be covered under the Company’s general  liability insurance policies.  On December 16, 2016, the U.S. Virgin Islands Department of Justice filed a civil complaint in the Superior Court of the Virgin Islands related to the aforementioned fumigation incident in a matter styled Government of the United States Virgin Islands v. The ServiceMaster Company, LLC, The Terminix International Company Limited Partnership, and Terminix International USVI, LLC.  The Company has not recorded any charge for this new civil lawsuit.

In addition to the matter discussed above, in the ordinary course of conducting business activities, we and our subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured matters that are brought on an individual, collective, representative and class action basis, or other proceedings involving regulatory, employment, general and commercial liability, automobile liability, wage and hour, environmental and other matters. We have entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court or other approvals. If one or more of our settlements are not finally approved, we could have additional or different exposure, which could be material. Subject to the paragraphs above, we do not expect any of these proceedings to have a material effect on our reputation, business, financial position, results of operations or cash flows; however, we can give no assurance that the results of any such proceedings will not materially affect our reputation, business, financial position, results of operations and cash flows. See Note 3 to the condensed consolidated financial statement for more details.

ITEM 1A. RISK FACTORS

We discuss in our 2016 Form 10-K and our other filings with the SEC various risks that may materially affect our business.  There have been no material changes to the risk factors disclosed in the 2016 Form 10-K. The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report, together with those previously disclosed in the 2016 Form 10-K, and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Information Regarding Forward-Looking Statements” above.

ITEM 2.  UNREGISTERED SALES OF REGISTERED SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In 2016, our board of directors authorized a three-year share repurchase program, under which we may repurchase up to $300 million of outstanding shares of our common stock. We expect to fund the share repurchases from net cash provided from operating activities. The share repurchase program is part of our capital allocation strategy that focuses on sustainable growth and maximizing shareholder value.

Issuer Purchases of Equity Securities

			Total number of	Maximum dollar value
			shares purchased as	of shares that may yet
			part of publicly	be purchased under
	Total number of	Average price	announced plans or	the plans or programs
Period	shares purchased(1)	paid per share	programs	(in millions)
Jan. 1, 2017 through Jan. 31, 2017	457,417	$37.36	457,417	$223
Feb. 1, 2017 through Feb. 28, 2017	599,380	37.61	599,380	200
Mar. 1, 2017 through Mar. 31, 2017	281,629	40.05	281,629	189
Total	1,338,426	$38.04	1,338,426	$189

___________________________________

(1) All shares were acquired as part of our share repurchase program.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1#	Separation Agreement and General Release entered into with Alan J. M. Haughie, dated March 6, 2017.

31.1#	Certification of Chief Executive Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase

101.DEF#	XBRL Taxonomy Extension Definition Linkbase

101.LAB#	XBRL Taxonomy Extension Label Linkbase

101.PRE#	XBRL Extension Presentation Linkbase

___________________________________

# Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2017

SERVICEMASTER GLOBAL HOLDINGS, INC.
(Registrant)

By:	/s/ Anthony D. DiLucente
Anthony D. DiLucente
Senior Vice President and Chief Financial Officer (Principal Financial Officer)