Form 10-Q/A
period 2017-09-30
SERVICEMASTER GLOBAL HOLDINGS INC
filed 2017-11-01
CIK 1428875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of October 30, 2017: 135,028,557  shares of common stock, par value $0.01 per share

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$797	$758	$2,246	$2,113
Cost of services rendered and products sold	419	400	1,180	1,104
Selling and administrative expenses	199	185	592	546
Amortization expense	7	8	20	24
401(k) Plan corrective contribution	(4)	—	(3)	1
Fumigation related matters (Note 4)	—	1	2	92
Insurance reserve adjustment	—	—	—	23
Impairment of software and other related costs	—	—	2	1
Restructuring charges	21	8	24	13
Gain on sale of Merry Maids branches	—	—	—	(2)
Interest expense	38	39	113	115
Interest and net investment income	(1)	(1)	(3)	(5)
Loss on extinguishment of debt	3	—	6	—
Income from Continuing Operations before Income Taxes	114	116	313	200
Provision for income taxes	34	46	109	76
Income from Continuing Operations	80	70	204	124
Income from discontinued operations, net of income taxes	—	—	1	—
Net Income	$80	$70	$204	$124
Total Comprehensive Income	$83	$71	$208	$126
Weighted-average common shares outstanding - Basic	134.3	135.1	134.2	135.4
Weighted-average common shares outstanding - Diluted	135.2	137.1	135.4	137.5
Basic Earnings Per Share:
Income from Continuing Operations	$0.60	$0.52	$1.52	$0.92
Net Income	0.60	0.52	1.52	0.91
Diluted Earnings Per Share:
Income from Continuing Operations	$0.59	$0.51	$1.50	$0.90
Net Income	0.59	0.51	1.51	0.90

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2017	2016
Assets:
Current Assets:
Cash and cash equivalents	$456	$291
Marketable securities	14	25
Receivables, less allowances of $23 and $22, respectively	619	536
Inventories	42	43
Prepaid expenses and other assets	88	70
Deferred customer acquisition costs	40	34
Total Current Assets	1,259	998
Other Assets:
Property and equipment, net	221	210
Goodwill	2,255	2,247
Intangible assets, primarily trade names, service marks and trademarks, net	1,698	1,708
Restricted cash	89	95
Notes receivable	40	37
Long-term marketable securities	19	19
Other assets	66	71
Total Assets	$5,647	$5,386
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$123	$112
Accrued liabilities:
Payroll and related expenses	56	54
Self-insured claims and related expenses	127	111
Accrued interest payable	18	16
Other	92	60
Deferred revenue	666	629
Current portion of long-term debt	146	59
Total Current Liabilities	1,227	1,042
Long-Term Debt	2,654	2,772
Other Long-Term Liabilities:
Deferred taxes	745	719
Other long-term obligations, primarily self-insured claims	168	167
Total Other Long-Term Liabilities	913	886
Commitments and Contingencies (Note 4)
Shareholders' Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 146,540,700 shares issued and 135,020,815 outstanding at September 30, 2017 and 144,339,338 shares issued and 135,030,283 outstanding at December 31, 2016)	2	2
Additional paid-in capital	2,317	2,274
Accumulated deficit	(1,201)	(1,405)
Accumulated other comprehensive income (loss)	1	(3)
Less common stock held in treasury, at cost (11,519,885 shares at September 30, 2017 and 9,309,055 shares at December 31, 2016)	(267)	(182)
Total Shareholders' Equity	852	686
Total Liabilities and Shareholders' Equity	$5,647	$5,386

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2017	2016
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	$386	$296
Cash Flows from Operating Activities from Continuing Operations:
Net Income	204	124
Adjustments to reconcile net income to net cash provided from operating activities:
Income from discontinued operations, net of income taxes	(1)	—
Depreciation expense	56	43
Amortization expense	20	24
Amortization of debt issuance costs	4	3
401(k) Plan corrective contribution	(3)	1
Fumigation related matters	2	92
Payments on fumigation related matters	(2)	(90)
Insurance reserve adjustment	—	23
Impairment of software and other related costs	2	1
Gain on sale of Merry Maids branches	—	(2)
Loss on extinguishment of debt	6	—
Deferred income tax provision	27	12
Stock-based compensation expense	10	10
Gain on sale of marketable securities	—	(3)
Restructuring charges	24	13
Cash payments related to restructuring charges	(8)	(7)
Other	14	5
Change in working capital, net of acquisitions:
Receivables	(81)	(81)
Inventories and other current assets	(8)	(9)
Accounts payable	13	18
Deferred revenue	35	40
Accrued liabilities	17	(5)
Accrued interest payable	3	(6)
Current income taxes	3	6
Net Cash Provided from Operating Activities from Continuing Operations	340	215
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(50)	(45)
Government grant fundings for property additions	2	—
Sale of equipment and other assets	4	7
Business acquisitions, net of cash acquired	(12)	(86)
Purchases of available-for-sale securities	(9)	(6)
Sales and maturities of available-for-sale securities	23	48
Origination of notes receivable	(80)	(78)
Collections on notes receivable	76	73
Other investments	(1)	(3)
Net Cash Used for Investing Activities from Continuing Operations	(48)	(90)
Cash Flows from Financing Activities from Continuing Operations:
Payments of debt	(78)	(50)
Call premium paid on retirement of debt	(1)	—
Repurchase of common stock	(85)	(52)
Issuance of common stock	27	6
Net Cash Used for Financing Activities from Continuing Operations	(136)	(97)
Cash Flows from Discontinued Operations:
Cash provided from operating activities	1	—
Net Cash Provided from Discontinued Operations	1	—
Effect of Exchange Rate Changes on Cash	1	—
Cash Increase During the Period	159	28
Cash and Cash Equivalents and Restricted Cash at End of Period	$545	$325

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

American Home Shield Spin-off

On July 26, 2017, the Company announced that it intends to separate its American Home Shield business from the Company’s Terminix and Franchise Services Group businesses by means of a spinoff of the American Home Shield business to Company shareholders, resulting in two publicly traded companies. The spin-off would create two independent companies, each with an enhanced strategic focus, simplified operating structure, distinct investment identity and strong financial profile. The transaction is expected to be completed in the third quarter of 2018, subject to satisfaction of customary conditions, including the effectiveness of a Registration Statement on Form 10 to be filed with the SEC,  receipt of a favorable ruling from the IRS concerning certain tax matters and final approval by the Company’s board of directors, and it is intended to qualify as a tax-free distribution to the Company’s shareholders for U.S. federal income tax purposes.

Note 2. Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s 2016 Form 10-K. There have been no material changes to the significant accounting policies for the three and nine months ended September 30, 2017.

Newly Issued Accounting Standards

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU simplifies certain aspects of hedge accounting and improves disclosures of hedging arrangements through the elimination of the requirement to separately measure and report hedge ineffectiveness. The ASU generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item in order to align financial reporting of hedge relationships with economic results. Entities must apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements must be applied prospectively. It is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This model supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Entities have the option of using either a full retrospective or modified approach to adopt the guidance. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company will adopt the new revenue guidance effective January 1, 2018 using the modified retrospective transition method. While the Company is finalizing its assessment of the impacts of the new standard, the Company currently believes the most significant impact relates to the Company’s accounting for customer acquisition costs, including the amortization period for such costs, and advertising costs, specifically as it relates to direct response advertising, which under ASU 2014-09 the Company will no longer defer. The Company is also finalizing its assessment of the impacts related to the accounting for contract assets separate from accounts receivable. Currently, when a customer elects to pay for their home warranty contract on a monthly basis, accounts receivable and deferred revenue are recorded based on the total amount due from the customer. The accounts receivable balance is reduced as amounts are paid, and the deferred revenue is amortized over the life of the contract. Under the new revenue guidance, we expect only the portion of the contract that is due in the current month to be recorded within accounts receivable.  The remaining portion of the contract will be separately recorded as a contract asset.  In addition, under the new guidance, the contract asset will be presented net of the contract liability currently recorded as deferred revenue. The Company does not expect adoption of the new revenue standard to have a material impact on its consolidated financial statements except for the aforementioned reclassification of contract liabilities currently recorded as deferred revenue.

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

Note 3. Restructuring Charges

The Company incurred restructuring charges of $21 million ($14 million, net of tax) and $8 million ($5 million, net of tax) in the three months ended September 30, 2017 and 2016, respectively, and $24 million ($16 million, net of tax) and $13 million ($8 million, net of tax) in the nine months ended September 30, 2017 and 2016, respectively. Restructuring charges were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Terminix(1)	$—	$4	$1	$7
American Home Shield(2)	—	1	—	1
Corporate(3)	11	2	12	4
American Home Shield spin-off(4)	7	—	7	—
Headquarters relocation(5)	3	2	4	2
Total restructuring charges	$21	$8	$24	$13

___________________________________

(1)

For the nine months ended September 30, 2017, these charges included $1 million of severance and other costs.  For the three and nine months ended September 30, 2016, these charges included $1 million of severance costs and $3 million of stock-based compensation expense due to the modification of non-vested stock options and RSUs as part of the severance agreement with the former president of Terminix.  The nine month period ending September 30, 2016 includes $3 million related to lease terminations and severance costs driven by Terminix’s branch optimization program.

(2)

For the three and nine months ended September 30, 2016, these charges included $1 million related to the termination of an agreement pursuant to the decision to consolidate the stand-alone operations of Home Security of America, Inc. acquired in February 2014 with those of American Home Shield.

(3)

For the three and nine months ended September 30, 2017, these charges included $4 million of severance costs and $5 million of stock-based compensation expense due to the modification of non-vested stock options as part of the severance agreement with the former Chief Executive Officer of the Company. Additionally, for the three and nine months ended September 30, 2017, includes severance costs of $1 million and $2 million, respectively, related to an initiative to enhance capabilities and reduce costs in the Company’s headquarters functions that provide Company-wide administrative services for our operations.

For the three months ended September 30, 2016, includes professional fees of $2 million, and for the nine months ended September 30, 2016, includes professional fees of $2 million and accelerated depreciation of $1 million related to the early termination of a long-term human resources outsourcing agreement. Additionally, the nine months ended September 30, 2016 includes severance and other costs of $1 million related to an initiative to enhance capabilities and reduce costs in the Company’s headquarters functions that provide Company-wide administrative services for our operations.

(4)

For the three and nine months ended September 30, 2017, includes professional fees and other costs of $7 million related to the planned spin-off of the American Home Shield business to Company shareholders. The Company expects that it will incur additional costs in order to effect the separation of American Home Shield but is currently unable to estimate the aggregate amount or timing of such charges or the anticipated related cash outlays.

(5)

For the three and nine months ended September 30, 2017, these charges included redundant rent expense, accelerated depreciation and other charges of $3 million and $4 million, respectively, related to the relocation of our headquarters.  For the three and nine months ended September 30, 2016, these charges included impairment charges of $1 million and professional fees and other costs of $1 million related to the relocation of our headquarters.

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

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities—Other on the unaudited condensed consolidated statements of financial position, is presented as follows:

Accrued
Restructuring
(In millions)	Charges
Balance as of December 31, 2016	$3
Costs incurred	24
Costs paid or otherwise settled	(17)
Balance as of September 30, 2017	$9

The company expects substantially all of its accrued restructuring charges to be paid within one year.

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

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2016	$120
Provision for self-insured claims	27
Cash payments	(30)
Balance as of September 30, 2017	$118

Balance as of December 31, 2015	$114
Provision for self-insured claims (1)	50
Cash payments	(34)
Balance as of September 30, 2016	$129

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

In 2008, the Company amended its Profit Sharing and Retirement Plan, a tax qualified 401(k) defined contribution plan available to substantially all of its employees (the “401(k) Plan”), to implement a qualified automatic contribution arrangement (“QACA”) under the safe harbor provisions of the Internal Revenue Code of 1986, as amended (the “Code”). QACA plans, in general, require automatic enrollment of employees into the retirement plan absent an affirmative election that such employees do not wish to participate. Although the Company implemented processes to auto-enroll new hires after adopting the QACA plan in 2008, it discovered that it did not auto-enroll then existing employees who were not participating in the 401(k) Plan. In response, the Company implemented an auto-enrollment process for affected active employees and submitted to the Internal Revenue Service (the “IRS”) a voluntary correction proposal (the “VCP”) to remedy the issue for prior years. Through December 31, 2016, the Company had recorded charges of $25 million in the consolidated statement of operations and comprehensive income. On October 3, 2017, the Company and the IRS agreed on the terms of the VCP submitted by the Company. The VCP will require the Company to contribute approximately $22 million to 401(k) accounts for impacted current and former employees.  The Company expects the cash contribution to occur before December 31, 2017. In the third quarter of 2017, the Company recorded an adjustment within the condensed consolidated statement of operations and comprehensive income to reflect the final settlement.

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

On January 20, 2017, TMX USVI and TMX LP entered into a new Plea Agreement (the “New Plea Agreement”) with the DOJ, which has been filed with the District Court, and replaces the Superseding Plea Agreement. At a hearing on March 23, 2017, TMX USVI and TMX LP pled guilty to four misdemeanor charges of violations of the Federal Insecticide, Fungicide, and Rodenticide Act related to improper applications of methyl bromide, as set forth in a new Information filed on January 20, 2017 with the District Court that is substantially similar to the March 29, 2016 Information. Under the terms of the New Plea Agreement, the parties agreed and jointly recommended to the District Court that (i) TMX USVI and TMX LP each pay a fine of $4 million (total of $8 million); (ii) TMX USVI pay $1 million to the EPA for costs incurred by the EPA for the response and clean-up of the affected units at the resort in St. John; (iii) TMX USVI make a community service payment of $1 million to the National Fish and Wildlife Foundation for the purpose of engaging a third party to provide training to pesticide applicators in the U.S. Virgin Islands; and (iv) both TMX USVI and TMX LP serve a three-year probation period, subject to the special conditions of probation under the New Plea Agreement. The total financial terms of the recommended sentence under the New Plea Agreement are equivalent in total amount to the financial terms under the Superseding Plea Agreement. Unlike the Superseding Plea Agreement, however, the New Plea Agreement is non-binding on the District Court. The sentencing hearing before the District Court previously scheduled for September 21, 2017, has been rescheduled for November 20, 2017, due to hurricane activity in the Caribbean. It is possible that at that hearing the District Court could use its discretion to impose fines or other terms different than those in the New Plea Agreement. If approved by the District Court, and upon compliance with the terms and conditions of the New Plea Agreement, the New Plea Agreement will resolve the federal criminal consequences associated with the DOJ investigation. The New Plea Agreement does not bind any other federal, state or local authority; however, the EPA has indicated that it does not intend to initiate any administrative enforcement action or refer the matter to the DOJ for any civil enforcement action if the New Plea Agreement is approved by the District Court.

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

Note 5. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. There were no goodwill or trade name impairment charges recorded in the three and nine months ended September 30, 2017 and 2016. There were no accumulated impairment losses recorded as of September 30, 2017. The table below summarizes the goodwill balances for continuing operations by reportable segment:

		American	Franchise
(In millions)	Terminix	Home Shield	Services Group	Total
Balance as of December 31, 2016	$1,601	$471	$175	$2,247
Acquisitions	1	4	—	5
Impact of foreign exchange rates	2	—	—	2
Balance as of September 30, 2017	$1,604	$476	$176	$2,255

The table below summarizes the other intangible asset balances for continuing operations:

	As of September 30, 2017			As of December 31, 2016
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$1,608	$—	$1,608	$1,608	$—	$1,608
Customer relationships	589	(551)	38	594	(538)	56
Franchise agreements	88	(69)	19	88	(67)	21
Other	81	(48)	33	65	(42)	23
Total	$2,366	$(668)	$1,698	$2,356	$(647)	$1,708

___________________________________

(1)	Not subject to amortization.

For the existing intangible assets, the Company anticipates amortization expense for the remainder of 2017 and each of the next five years of $6  million, $21 million, $16 million, $12 million, $9 million and $6 million, respectively.

Note 6. Stock-Based Compensation

For the three months ended September 30, 2017 and 2016, the Company recognized stock-based compensation expense of  $1 million ($1 million, net of tax) and $3 million ($2 million, net of tax), respectively. For the nine months ended September 30, 2017 and 2016, the Company recognized stock-based compensation expense of  $10 million ($6 million, net of tax) and $10 million ($6 million, net of tax), respectively. These charges are recorded within Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income. Additionally, for the three and nine months ended September 30, 2017, the Company recognized $5 million of stock-based compensation expense due to the modification of non-vested stock options as part of the severance agreement with the former Chief Executive Officer of the Company, which has been included in Restructuring charges in the condensed consolidated statements of operations and comprehensive income.

As of September 30, 2017 there was $31 million of total unrecognized compensation costs related to non-vested stock options, restricted stock units (“RSUs”) and performance shares granted under the Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan (“MSIP”) and the Amended and Restated ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) and discounts associated with the ServiceMaster Global Holdings, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). These remaining costs are expected to be recognized over a weighted-average period of  2.10 years.

Note 7. Comprehensive Income (Loss)

Comprehensive income, which primarily includes net income (loss), unrealized gain (loss) on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation gain (loss), is disclosed in the condensed consolidated statements of operations and comprehensive income.

The following tables summarize the activity in accumulated other comprehensive income (loss), net of the related tax effects.

		Unrealized
		Gains (Losses)
	Unrealized	on Available	Foreign
	Gains (Losses)	-for-Sale	Currency
(In millions)	on Derivatives	Securities	Translation	Total
Balance as of December 31, 2016	$12	$1	$(15)	$(3)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	(9)	3	4	(2)
Tax benefit	(3)	1	—	(2)
After-tax amount	(5)	2	4	—
Amounts reclassified from accumulated other comprehensive income (loss) (1)	3	—	—	3
Net current period other comprehensive income	(2)	2	4	3
Balance as of September 30, 2017	$10	$2	$(11)	$1

Balance as of December 31, 2015	$(7)	$2	$(15)	$(21)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	(4)	—	2	(2)
Tax benefit	(1)	—	—	(1)
After-tax amount	(3)	(1)	2	(2)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	5	(2)	—	3
Net current period other comprehensive income (loss)	2	(3)	2	2
Balance as of September 30, 2016	$(5)	$—	$(13)	$(19)

___________________________________

(1)	Amounts are net of tax. See reclassifications out of accumulated other comprehensive income (loss) below for further details.

Reclassifications out of accumulated other comprehensive income (loss) included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended		Nine Months Ended		Condensed Consolidated Statements of
	September 30,		September 30,		Operations and Comprehensive Income
(In millions)	2017	2016	2017	2016	Location
Losses on derivatives:
Fuel swap contracts	$1	$(1)	$2	$(3)	Cost of services rendered and products sold
Interest rate swap contracts	(2)	(2)	(7)	(5)	Interest expense
Net losses on derivatives	(1)	(2)	(5)	(8)
Impact of income taxes	—	1	2	3	Provision for income taxes
Total reclassifications related to derivatives	$(1)	$(2)	$(3)	$(5)
Gains on available-for-sale securities	$—	$—	$—	$3	Interest and net investment income
Impact of income taxes	—	—	—	(1)	Provision for income taxes
Total reclassifications related to securities	$—	$—	$—	$2
Total reclassifications for the period	$—	$(2)	$(3)	$(3)

Note 8. Supplemental Cash Flow Information

Supplemental information relating to the condensed consolidated statements of cash flows is presented in the following table:

	Nine Months Ended
	September 30,
(In millions)	2017	2016
Cash paid for or (received from):
Interest expense	$97	$112
Interest and dividend income	(1)	(2)
Income taxes, net of refunds	78	58

As of September 30, 2017, December 31, 2016 and September 30, 2016, Cash and cash equivalents of $456 million, $291 million and $230 million, respectively, and Restricted cash of $89 million, $95 million and $95 million, respectively, as presented on the condensed consolidated statements of financial position represent the amounts comprising Cash and cash equivalents and restricted cash of $545 million, $386 million, and $325 million, respectively, on the condensed consolidated statement of cash flows. There was no restricted cash balance as of December 31, 2015.

The Company acquired $30 million and $50 million of property and equipment through capital leases and other non-cash  financing transactions in the nine months ended September 30, 2017 and 2016, respectively, which have been excluded from the condensed consolidated statements of cash flows as non-cash investing and financing activities.

In the nine months ended September 30, 2016, the Company converted certain company-owned Merry Maids branches to franchises for a total purchase price of $9 million. In the nine months ended September 30, 2016, the Company received cash of $6 million and provided financing of $2 million. These financed amounts have been excluded from the condensed consolidated statements of cash flows as non-cash investing activities.

Note 9. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the condensed consolidated statements of financial position. As of September 30, 2017 and December 31, 2016, the Company’s investments consisted primarily of treasury bills (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross unrealized gains and losses of the Company’s short- and long-term investments in Debt and Equity securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
Available-for-sale securities, September 30, 2017:
Debt securities	$15	$—	$—	$15
Equity securities	15	4	—	19
Total securities	$30	$4	$—	$33
Available-for-sale securities, December 31, 2016:
Debt securities	$27	$—	$—	$27
Equity securities	15	1	—	17
Total securities	$43	$1	$—	$44

There were no unrealized losses which had been in a loss position for more than one year as of September 30, 2017 and December 31, 2016.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The table below summarizes proceeds, gross realized gains and gross realized losses resulting from sales of available-for-sale securities. There were no impairment charges due to other than temporary declines in the value of certain investments for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Proceeds from sale of securities	$11	$—	$11	$42
Gross realized gains, pre-tax	—	—	—	4
Gross realized gains, net of tax	—	—	—	2
Gross realized (losses), pre-tax	—	—	—	—
Gross realized (losses), net of tax	—	—	—	—

Note 10. Long-Term Debt

Long-term debt is summarized in the following table:

	As of	As of
	September 30,	December 31,
(In millions)	2017	2016
Senior secured term loan facility maturing in 2023(1)	$1,618	$1,628
Revolving credit facility maturing in 2021	—	—
5.125% notes maturing in 2024(2)	738	737
7.10% notes maturing in 2018(3)	79	77
7.45% notes maturing in 2027(3)	169	167
7.25% notes maturing in 2038(3)	42	65
Vehicle capital leases(4)	94	87
Other	61	71
Less current portion	(146)	(59)
Total long-term debt	$2,654	$2,772

___________________________________

(1)

As of September 30, 2017 and December 31, 2016, presented net of $16 million and $18 million, respectively, in unamortized debt issuance costs and $4 million and $4 million, respectively, in unamortized original issue discount paid.

(2)	As of September 30, 2017 and December 31, 2016, presented net of $12 and $13 million, respectively, in unamortized debt issuance costs.
(3)

As of September 30, 2017 and December 31, 2016, collectively presented net of $38 million and $48 million, respectively, of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

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

Repurchase of Notes

On September 18, 2017, the Company purchased $13 million in aggregate principal amount of its 7.25% notes maturing in 2038 at a price of 105% of the principal amount using available cash.  On May 11, 2017, the Company purchased $17 million in aggregate principal amount of its 7.25% notes maturing in 2038 at a price of 97% of the principal amount using available cash. The repurchased notes were delivered to the trustee for cancellation.  In connection with these partial repurchases, the Company recorded a loss on extinguishment of debt of $3 million and $6 million in the three and nine months ended September 30, 2017, respectively.

Interest Rate Swaps

Interest rate swap agreements in effect as of September 30, 2017 are as follows:

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

During the nine months ended September 30, 2017, the Company completed two pest control acquisitions and purchased a ServiceMaster Clean master distributor within the Franchise Services Group. The total purchase price for these acquisitions was $15 million. The Company recorded goodwill of $1 million and other intangibles, primarily reacquired rights, of $13 million related to these acquisitions.

On November 30, 2016, the Company acquired Landmark Home Warranty, LLC (“Landmark”) for a total purchase price of $39 million. The Company recorded goodwill of $37 million and other intangibles, primarily customer relationships, of $13 million related to this acquisition. During the nine months ended September 30, 2017, the Company finalized its assessment of the fair value of the assets acquired and liabilities assumed.  The Company updated its preliminary allocation and reclassified $4 million from other intangibles, primarily customer relationships, to goodwill.

During the nine months ended September 30, 2016, the Company completed several pest control and termite acquisitions. The total purchase price for these acquisitions was $43 million. The Company recorded goodwill of $34 million and other intangibles of $6 million related to these acquisitions.  On June 27, 2016, the Company acquired OneGuard Home Warranties (“OneGuard”) for a total purchase price of $61 million. The Company recorded goodwill of $57 million and other intangibles of $15 million related to the OneGuard acquisition.

Supplemental cash flow information regarding the Company’s acquisitions is as follows:

	Nine Months Ended
	September 30,
(In millions)	2017	2016
Assets acquired	$15	$123
Liabilities assumed	(1)	(19)
Net assets acquired	$15	$104

Net cash paid	$12	$86
Seller financed debt	3	18
Purchase price	$15	$104

Note 12. Income Taxes

As of September 30, 2017 and December 31, 2016, the Company had $14 million and $13 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). Based on information currently available, it is reasonably possible that over the next 12 month period unrecognized tax benefits may decrease by $2 million as the result of settlements of ongoing audits, statute of limitation expirations or final settlements of uncertain tax positions in multiple jurisdictions.

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

The effective tax rate on income from continuing operations was 29.6 percent and 39.8 percent for the three months ended September 30, 2017 and 2016, respectively. The effective tax rate on income from continuing operations for the three months ended September 30, 2017 was primarily affected by excess tax benefits for share-based awards.

The effective tax rate on income from continuing operations was 35.0 percent and 37.9 percent for the nine months ended September 30, 2017 and 2016, respectively. The effective tax rate on income from continuing operations for the nine months ended September 30, 2017 and September 30, 2016 were primarily affected by excess tax benefits for share-based awards.

Note 13. Business Segment Reporting

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

Information for continuing operations for each reportable segment and Corporate is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Revenue:
Terminix	$395	$396	$1,188	$1,174
American Home Shield	346	309	899	786
Franchise Services Group	55	51	157	151
Reportable Segment Revenue	$797	$757	$2,245	$2,111
Corporate	—	1	1	2
Total Revenue	$797	$758	$2,246	$2,113
Reportable Segment Adjusted EBITDA:(1)
Terminix	$82	$92	$269	$299
American Home Shield	96	79	209	170
Franchise Services Group	22	21	65	58
Reportable Segment Adjusted EBITDA	$200	$192	$543	$526

___________________________________

(1)	Presented below is a reconciliation of Net Income to Reportable Segment Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Net Income	$80	$70	$204	$124
Unallocated corporate expenses	—	—	—	3
Depreciation and amortization expense	26	24	77	68
401(k) Plan corrective contribution	(4)	—	(3)	1
Fumigation related matters	—	1	2	92
Insurance reserve adjustment	—	—	—	23
Non-cash stock-based compensation expense	1	3	10	10
Restructuring charges	21	8	24	13
Gain on sale of Merry Maids branches	—	—	—	(2)
Non-cash impairment of software and other related costs	—	—	2	1
Income from discontinued operations, net of income taxes	—	—	(1)	—
Provision for income taxes	34	46	109	76
Loss on extinguishment of debt	3	—	6	—
Interest expense	38	39	113	115
Reportable Segment Adjusted EBITDA	$200	$192	$543	$526

Note 14. Related Party Transactions

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

Under this transition services agreement, the Company recorded fees from TruGreen of $1 million in the nine months ended September 30, 2017, and $2 million and $6 million in the three and nine months ended September 30, 2016, respectively, which is included as a reduction in Selling and administrative expenses in the condensed consolidated statement of operations and comprehensive income. As of September 30, 2017, all amounts owed by TruGreen under this agreement have been paid.

Note 15. Fair Value Measurements

The period-end carrying amounts of cash and cash equivalents, receivables, restricted cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net of tax as a component of accumulated other comprehensive income (loss) on the condensed consolidated statements of financial position, or, for certain unrealized losses, reported in interest and net investment income in the condensed consolidated statements of operations and comprehensive income if the decline in value is other than temporary. The carrying amount of total debt was $2,800 million and $2,831 million and the estimated fair value was $2,911 million and $2,930 million as of September 30, 2017 and December 31, 2016, respectively. The fair value of the Company’s debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of September 30, 2017 and December 31, 2016.

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

The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the nine month periods ended September 30, 2017 and 2016.

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2017:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$8	$8	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	25	24	1	—
Fuel swap contracts	Prepaid expenses and other assets	1	—	—	1
Interest rate swap contract	Other assets	19	—	19	—
Total financial assets		$53	$32	$20	$1
Financial Liabilities:
Fuel swap contracts	Other accrued liabilities	$—	$—	$—	$—
Interest rate swap contract	Other accrued liabilities	1	—	1	—
Total financial liabilities		$1	$—	$1	$—

As of December 31, 2016:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$8	$8	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	36	33	3	—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	5	—	—	5
Interest rate swap contract	Other assets	27	—	27	—
Total financial assets		$75	$40	$30	$5
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities and Other long-term obligations	$4	$—	$4	$—
Total financial liabilities		$4	$—	$4	$—

A  reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

	Fuel Swap
	Contract
	Assets
(In millions)	(Liabilities)	Location of Gain (Loss) included in Earnings
Balance as of December 31, 2016	$5
Total (losses) gains (realized and unrealized)
Included in earnings	2	Cost of services rendered and products sold
Included in other comprehensive income	(4)
Settlements	(2)
Balance as of September 30, 2017	$1

Balance as of December 31, 2015	$(4)
Total (losses) gains (realized and unrealized)
Included in earnings	(3)	Cost of services rendered and products sold
Included in other comprehensive income	5
Settlements	3
Balance as of September 30, 2016	$1

The following tables present information relating to the significant unobservable inputs of the Company’s Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of September 30, 2017:
Fuel swap contracts	$1	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.29 - $2.66	$2.46
As of December 31, 2016:
Fuel swap contracts	$5	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.31 - $2.85	$2.55

___________________________________

(1)	Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

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

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the nine months ended September 30, 2017. As of September 30, 2017, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $30 million, maturing through 2018. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of September 30, 2017, the Company had posted $2 million in letters of credit as collateral under its fuel hedging program, which were issued under the Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income (loss). These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. See Note 7 to the condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in accumulated other comprehensive income (loss) and for the amounts reclassified out of accumulated other comprehensive income (loss) and into earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income (loss) expected to be recognized in earnings is a loss of $2 million, net of tax, as of September 30, 2017. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

Note 16. Earnings Per Share

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

A reconciliation of the amounts included in the computation of basic earnings per share from continuing operations and diluted earnings per share from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2017	2016	2017	2016
Income from continuing operations	$80	$70	$204	$124
Weighted-average common shares outstanding	134.3	135.1	134.2	135.4
Effect of dilutive securities:
RSUs	0.2	0.2	0.1	0.2
Stock options(1)	0.7	1.8	1.2	1.9
Weighted-average common shares outstanding—assuming dilution	135.2	137.1	135.4	137.5
Basic earnings per share from continuing operations	$0.60	$0.52	$1.52	$0.92
Diluted earnings per share from continuing operations	$0.59	$0.51	$1.50	$0.90

___________________________________

(1)

Options to purchase 1.0 million and 0.9 million shares for the three months ended September 30, 2017 and 2016, respectively, and 1.0 million and 0.9 million shares for the nine months ended September 30, 2017 and 2016, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

American Home Shield Spin-off

On July 26, 2017, the Company announced that it intends to separate its American Home Shield business from the Company’s Terminix and Franchise Services Group businesses by means of a spinoff of the American Home Shield business to Company shareholders, resulting in two publicly traded companies. The spin-off would create two independent companies, each with an enhanced strategic focus, simplified operating structure, distinct investment identity and strong financial profile. The transaction is expected to be completed in the third quarter of 2018, subject to satisfaction of customary conditions, including the effectiveness of a Registration Statement on Form 10 to be filed with the SEC,  receipt of a favorable ruling from the IRS concerning certain tax matters and final approval by the Company’s board of directors, and it is intended to qualify as a tax-free distribution to the Company’s shareholders for U.S. federal income tax purposes.

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

Effect of Weather Conditions

The demand for our services and our results of operations are also affected by weather conditions, including the seasonal nature of our termite and pest control services, home inspection services and disaster restoration services. Weather conditions which have a potentially unfavorable impact to our business include cooler temperatures or droughts which can impede the development of termite swarms and lead to lower demand for our termite control services; and extreme temperatures which can lead to an increase in service requests related to household systems.  For example, in the third quarter of 2016, we experienced an increase in contract claims cost at American Home Shield driven by a higher number of HVAC work orders driven by high temperatures, and in the third quarter of 2017, our Terminix business was negatively impacted by hurricanes Harvey and Irma, which resulted in 53 branches, primarily in Texas and Florida, being temporarily closed for a period of time during August and September. Weather conditions which have a potentially favorable impact to our business include mild winters which can lead to higher demand for termite and pest control services; mild winters or summers which can lead to lower household systems claim frequency; and severe storms which can lead to an increase in demand for disaster restoration services.  For example, in the third quarter of 2017, our ServiceMaster Restore business saw an increase in work orders due to hurricanes Harvey and Irma.

Franchises

Franchises are important to the Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. Total profits from our franchised operations were $22 million and $23 million for the three months ended September 30, 2017 and 2016, respectively, and $65 million and $61 million for the nine months ended September 30, 2017 and 2016, respectively.  Nearly all of the franchise fees received by our Franchise Services Group segment are derived from the ServiceMaster Restore, ServiceMaster Clean and Merry Maids businesses. Franchise fees from our Terminix franchisees represented less than one percent of Terminix revenue for the three and nine months ended September 30, 2017. We evaluate the performance of our franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. Franchise agreements entered into in the course of these businesses are generally for a term of five years. The majority of these franchise agreements are renewed prior to expiration. Internationally, we have license agreements, whereby licensees provide services under our brand names that would ordinarily be provided by franchisees in the United States. The majority of international licenses are for 10‑year terms.

 Results of Operations

	Three Months Ended		Increase
	September 30,		(Decrease)	% of Revenue
(In millions)	2017	2016	2017 vs. 2016	2017	2016
Revenue	$797	$758	5%	100%	100%
Cost of services rendered and products sold	419	400	5	53	53
Selling and administrative expenses	199	185	7	25	24
Amortization expense	7	8	(19)	1	1
401(k) Plan corrective contribution	(4)	—	*	—	—
Fumigation related matters	—	1	*	—	—
Restructuring charges	21	8	150	3	1
Interest expense	38	39	(3)	5	5
Interest and net investment income	(1)	(1)	66	—	—
Loss on extinguishment of debt	3	—	*	—	—
Income from Continuing Operations before Income Taxes	114	116	(1)	14	15
Provision for income taxes	34	46	(27)	4	6
Income from Continuing Operations	80	70	15	10	9
Income from discontinued operations, net of income taxes	—	—	*	—	—
Net Income	$80	$70	15%	10%	9%

	Nine Months Ended		Increase
	September 30,		(Decrease)	% of Revenue

(In millions)	2017	2016	2017 vs. 2016	2017	2016
Revenue	$2,246	$2,113	6%	100%	100%
Cost of services rendered and products sold	1,180	1,104	7	53	52
Selling and administrative expenses	592	546	8	26	26
Amortization expense	20	24	(16)	1	1
401(k) Plan corrective contribution	(3)	1	*	—	—
Fumigation related matters	2	92	(98)	—	4
Insurance reserve adjustment	—	23	*	—	1
Impairment of software and other related costs	2	1	147	—	—
Restructuring charges	24	13	79	1	1
Gain on sale of Merry Maids branches	—	(2)	*	—	—
Interest expense	113	115	(2)	5	5
Interest and net investment income	(3)	(5)	(46)	—	—
Loss on extinguishment of debt	6	—	*	—	—
Income from Continuing Operations before Income Taxes	313	200	56	14	9
Provision for income taxes	109	76	44	5	4
Income from Continuing Operations	204	124	64	9	6
Income from discontinued operations, net of income taxes	1	—	*	—	—
Net Income	$204	$124	65%	9%	6%

_________________________________

*     not meaningful

Revenue

We reported revenue of $797 million and $758 million for the three months ended September 30, 2017 and 2016, respectively, and revenue of $2,246 million and $2,113 million for the nine months ended September 30, 2017 and 2016, respectively. A summary of changes in revenue for each of our reportable segments and Corporate is included in the table below. See “—Segment Review” for a discussion of the drivers of the year-over-year changes.

		American	Franchise
		Home	Services
(In millions)	Terminix(5)	Shield	Group	Corporate	Total
Three Months Ended September 30, 2016	$396	$309	$51	$1	$758
Pest Control(1)	(6)	—	—	—	(6)
Termite and Other Services(2)	4	—	—	—	4
Home Warranties(3)	—	37	—	—	37
Franchise-Related Revenue	—	—	4	—	4
Other	1	—	—	(1)	—
Three Months Ended September 30, 2017	$395	$346	$55	$—	$797

		American	Franchise
		Home	Services
(In millions)	Terminix(5)	Shield	Group	Corporate	Total
Nine Months Ended September 30, 2016	$1,174	$786	$151	$2	$2,113
Pest Control (1)	(8)	—	—	—	(8)
Termite and Other Services(2)	19	—	—	—	19
Home Warranties(3)	—	113	—	—	113
Franchise-Related Revenue	—	—	13	—	13
Sale of Merry Maids branches(4)	—	—	(6)	—	(6)
Other	3	—	—	(1)	2
Nine Months Ended September 30, 2017	$1,188	$899	$157	$1	$2,246

________________________________

(1)	Includes growth from acquisitions of approximately $1 million and $7 million for the three and nine months ended September 30, 2017, respectively.
(2)

Includes wildlife exclusion, crawl space encapsulation and attic insulation products which are managed as a component of our termite line of business.  Includes growth from acquisitions of approximately $2 million for the nine months ended September 30, 2017.  Growth from acquisitions was less than $1 million for the three months ended September 30, 2017.

(3)

Includes growth from acquisitions of approximately $12 million and $50 million for the three and nine months ended September 30, 2017, respectively, as a result of the acquisitions of OneGuard and Landmark.

(4)

Represents a reduction in revenue from company-owned branches as a result of the conversion of certain company-owned Merry Maids branches to franchises (the “branch conversions”), which were completed in 2016.

(5)

Hurricanes Harvey and Irma negatively impacted the three and nine months ended September 30, 2017 by $4 million as the result of 53 branches, primarily in Texas and Florida, being temporarily closed for a period of time during August and September.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $419 million and $400 million for the three months ended September 30, 2017 and 2016, respectively, and $1,180 million and $1,104 million for the nine months ended September 30, 2017 and 2016, respectively.  The following table provides a summary of changes in cost of services rendered and products sold for each of our reportable segments and Corporate:

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended September 30, 2016	$222	$158	$20	$—	$400
Impact of change in revenue(1)	2	15	4	—	20
Impact of hurricanes	(1)	—	—	—	(1)
Production labor	1	—	—	—	1
Damage claims	3	—	—	—	3
Insurance program	2	—	—	—	2
Technology costs	1	—	—	—	1
Fuel prices	(1)	—	—	—	(1)
Contract claims	—	(3)	—	—	(3)
Sale of Merry Maids branches	—	—	(1)	—	(1)
Depreciation	—	—	—	—	—
Other	(1)	(1)	—	—	(2)
Three Months Ended September 30, 2017	$228	$169	$23	$—	$419

_________________________________

(1)	For American Home Shield, includes growth from acquisitions of approximately $4 million as a result of the acquisitions of OneGuard and Landmark.

At Terminix, the aforementioned hurricane-related impact on the three months ended September 30, 2017 was a decrease of $1 million.  The increase in production labor was driven by investments in field operations focused on improving safety, customer service and retention. The increase in damage claims was driven by increased termite warranty claims. The increase in our insurance programs was principally driven by an increase in the number of company-owned sales vehicles. Additionally, the increase in technology costs was driven by investments to improve our customers’ experiences through technology.

The decrease in contract claims costs at American Home Shield is primarily due to reduced service work orders driven by cooler summer temperatures in 2017.

We realized a reduction in cost of sales of $1 million in the Franchise Services Group as a result of the branch conversions completed in 2016.

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Nine Months Ended September 30, 2016	$634	405	61	4	$1,103
Impact of change in revenue(1)	9	48	7	—	64
Impact of hurricanes	(1)	—	—	—	(1)
Production labor	10	—	—	—	10
Damage claims	9	—	—	—	9
Insurance program	4	—	—	(4)	—
Technology costs	2	—	—	—	2
Fuel prices	(3)	—	—	—	(3)
Contract claims	—	1	—	—	1
Sale of Merry Maids branches	—	—	(6)	—	(6)
Depreciation	2	—	—	—	2
Other	—	—	(1)	—	(2)
Nine Months Ended September 30, 2017	$666	$453	$61	$—	$1,180

_________________________________

(1)	For American Home Shield, includes growth from acquisitions of approximately $21 million as a result of the acquisitions of OneGuard and Landmark.

At Terminix, the aforementioned hurricane-related impact on the nine months ended September 30, 2017 was a decrease of $1 million. The increase in production labor was driven by investments in field operations focused on improving safety, customer service and retention. The increase in damage claims was driven by increased termite warranty claims. The increase in our insurance programs was principally driven by an increase in the number of company-owned sales vehicles. Additionally, the increase in technology costs was driven by investments to improve our customers’ experiences through technology.

The increase in contract claims costs at American Home Shield is primarily due to normal inflationary pressure on the underlying costs of repairs offset, in part, by reduced service work orders driven by cooler summer temperatures in 2017.

We realized a reduction in cost of sales of $6 million in the Franchise Services Group as a result of the branch conversions completed in 2016.

Selling and Administrative Expenses

We reported selling and administrative expenses of $199 million and $185 million for the three months ended September 30, 2017 and 2016, respectively, and $592 million and $546 million for the nine months ended September 30, 2017 and 2016, respectively.  For the three months ended September 30, 2017 and 2016, selling and administrative expenses comprised general and administrative expenses of $70 million, and selling and marketing expenses of $128 million and $115 million, respectively. For the nine months ended September 30, 2017 and 2016, selling and administrative expenses comprised general and administrative expenses of $222 million and $215 million, respectively, and selling and marketing expenses of $370 million and $331 million, respectively. The following table provides a summary of changes in selling and administrative expenses for each of our reportable segments and Corporate:

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended September 30, 2016	$91	$75	$11	$8	$185
Sales and marketing costs	2	4	—	—	6
Landmark selling and administrative expenses	—	5	—	—	5
Customer service costs	—	2	—	—	2
Depreciation	1	—	—	1	3
Other	1	(1)	—	(2)	(2)
Three Months Ended September 30, 2017	$96	$84	$11	$7	$199

The increase in sales and marketing costs at Terminix was driven by investments to grow and train our sales force and higher commissions attributable to the growth in core termite, wildlife exclusion and attic insulation sales.

At American Home Shield, the increase in sales and marketing costs is driven by a change in the timing of marketing spending as compared to 2016. We incurred incremental selling and administrative expenses as a result of the Landmark acquisition. The increase in customer service costs is due to higher labor costs resulting from an overall increase in call center staffing levels to improve response times.

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Nine Months Ended September 30, 2016	$268	$221	$34	$23	$546
Sales and marketing costs	12	2	—	—	13
OneGuard and Landmark selling and administrative expenses	—	18	—	—	18
Customer service costs	—	5	—	—	5
Sale of Merry Maids branches	—	—	(1)	—	(1)
Depreciation	5	1	—	5	11
Other	2	(3)	—	—	—
Nine Months Ended September 30, 2017	$286	$244	$33	$27	$592

The increase in sales and marketing costs at Terminix was driven by investments to grow and train our sales force, higher commissions attributable to the growth in core termite, wildlife exclusion and attic insulation sales and incremental marketing investments.

At American Home Shield, the increase in sales and marketing costs is driven by incremental marketing spending. We incurred incremental selling and administrative expenses as a result of the OneGuard and Landmark acquisitions. The increase in customer service costs is due to higher labor costs resulting from an acceleration of pre-season hiring and training in preparation for the high-volume summer season and an overall increase in call center staffing levels to improve response times.

Amortization Expense

Amortization expense was $7 million and $8 million in the three months ended September 30, 2017 and 2016, respectively, and $20 million and $24 million in the nine months ended September 30, 2017 and 2016 respectively.

401(k) Plan Corrective Contribution

We recorded a charge of $1 million in the nine months ended September 30, 2016 related to the 401(k) Plan. Charges for 401(k) Plan corrective contributions recorded in the three months ended September 30, 2016 were less than $1 million. In conjunction with the final agreement, we reversed charges of $4 million and $3 million, net, for 401(k) Plan corrective contributions in the three and nine months ended September 30, 2017. See Note 4 to the condensed consolidated financial statements for more details.

Fumigation Related Matters

We recorded charges of $1 million in the three months ended September 30, 2016 and $2 million and $92 million in the nine months ended September 30, 2017 and 2016, respectively, for fumigation related matters. There were less than $1 million in charges for fumigation related matters recorded in the three months ended September 30, 2017.  See Note 4 to the condensed consolidated financial statements for more details.

Insurance Reserve Adjustment

We recorded a charge of $23 million in the nine months ended September 30, 2016 for an adjustment to the Company’s accrued self-insured claims related to automobile, general liability and workers’ compensation risks. The adjustment was based on the Company’s detailed annual assessment of this actuarially determined accrual, which the Company completes in the second quarter of each year. This adjustment related to coverage periods of 2015 and prior. There were no insurance reserve adjustment charges recorded in the three and nine months ended September 30, 2017 or in the three months ended September 30, 2016.

Impairment of Software and Other Related Costs

We recorded impairment charges of $2 million and $1 million in the nine months ended September 30, 2017 and 2016, respectively, relating to our decision to replace certain software. There were no charges for impairment of software and other related costs recorded in the three months ended September 30, 2017 and 2016.

Restructuring Charges

We incurred restructuring charges of $21 million and $8 million in the three months ended September 30, 2017 and 2016, respectively, and $24 million and $13 million in the nine months ended September 30, 2017 and 2016, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Terminix(1)	$—	$4	$1	$7
American Home Shield(2)	—	1	—	1
Corporate(3)	11	2	12	4
American Home Shield spin-off(4)	7	—	7	—
Headquarters relocation(5)	3	2	4	2
Total restructuring charges	$21	$8	$24	$13

___________________________________

(1)

For the nine months ended September 30, 2017, these charges included $1 million of severance and other costs.  For the three and nine months ended September 30, 2016, these charges included $1 million of severance costs and $3 million of stock-based compensation expense due to the modification of non-vested stock options and RSUs as part of the severance agreement with the former president of Terminix.  The nine month period ending September 30, 2016 includes $3 million related to lease terminations and severance costs driven by Terminix’s branch optimization program.

(2)

For the three and nine months ended September 30, 2016, these charges included $1 million related to the termination of an agreement pursuant to the decision to consolidate the stand-alone operations of Home Security of America, Inc. acquired in February 2014 with those of American Home Shield.

(3)

For the three and nine months ended September 30, 2017, these charges included $4 million of severance costs and $5 million of stock-based compensation expense due to the modification of non-vested stock options as part of the severance agreement with the former Chief Executive Officer of the Company. Additionally, for the three and nine months ended September 30, 2017, includes severance costs of $1 million and $2 million, respectively, related to an initiative to enhance capabilities and reduce costs in the Company’s headquarters functions that provide Company-wide administrative services for our operations.

For the three months ended September 30, 2016, includes professional fees of $2 million, and for the nine months ended September 30, 2016, includes professional fees of $2 million and accelerated depreciation of $1 million related to the early termination of a long-term human resources outsourcing agreement. Additionally, the nine months ended September 30, 2016 includes severance and other costs of $1 million related to an initiative to enhance capabilities and reduce costs in the Company’s headquarters functions that provide Company-wide administrative services for our operations.

(4)

For the three and nine months ended September 30, 2017, includes professional fees and other costs of $7 million related to the planned spin-off of the American Home Shield business to Company shareholders. The Company expects that it will incur additional costs in order to effect the separation of American Home Shield but is currently unable to estimate the aggregate amount or timing of such charges or the anticipated related cash outlays.

(5)

For the three and nine months ended September 30, 2017, these charges included redundant rent expense, accelerated depreciation and other charges of $3 million and $4 million, respectively, related to the relocation of our headquarters.  For the three and nine months ended September 30, 2016, these charges included impairment charges of $1 million and professional fees and other costs of $1 million related to the relocation of our headquarters.

See Note 3 to the condensed consolidated financial statements for more details.

Gain on Sale of Merry Maids Branches

We recorded a gain of $2 million in the nine months ended September 30, 2016, associated with the branch conversions at Merry Maids. There was no gain recorded in the three and nine months ended September 30, 2017 and three months ended September 30, 2016. As of October 10, 2016, the branch conversion process was complete.

Interest Expense

Interest expense was $38 million and $39 million in the three months ended September 30, 2017 and 2016, respectively, and $113 million and $115 million for the nine months ended September 30, 2017 and 2016, respectively.

Interest and Net Investment Income

Interest and net investment income was $1 million for each of the three month periods ended September 30, 2017 and 2016 and $3 million and $5 million for the nine months ended September 30, 2017 and 2016, respectively, and comprised net investment gains and interest and dividend income realized on the American Home Shield investment portfolio and interest income on other cash balances.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes was $114 million and $116 million for the three months ended September 30, 2017 and 2016, respectively, and $313 million and $200 million for nine months ended September 30, 2017 and 2016, respectively.  The change in income from continuing operations before income taxes primarily reflects the net effect of year-over-year changes in the following items:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In millions)	2017 vs. 2016	2017 vs. 2016
Reportable segments and Corporate(1)	$8	$21
Depreciation expense(2)	(3)	(13)
Fumigation related matters(3)	1	90
Insurance reserve adjustment (4)	—	23
Restructuring charges (5)	(12)	(11)
Other(6)	5	2
Increase (decrease) in income from continuing operations before income taxes	$(2)	$113

___________________________________

(1)	Represents the net change in Adjusted EBITDA as described in “—Segment Review.”
(2)	Represents the net change in depreciation expense, driven by investments in vehicles and technology.
(3)	Represents the net change in fumigation related matters. See Note 4 to the condensed consolidated financial statements for more details.
(4)	Represents $23 million insurance reserve adjustment recorded in the nine months ended September 30, 2016 as described in “—Insurance Reserve Adjustment.”
(5)	Represents the net change in restructuring expense as described in “Restructuring Charges”.
(6)

Primarily represents the net change in amortization expense, 401(k) Plan corrective contribution, impairment of software and other related costs, gain on sale of Merry Maids branches, interest expense, loss on extinguishment of debt and stock-based compensation expense.

Provision for Income Taxes

The effective tax rate on income from continuing operations was 29.6 percent and 39.8 percent for the three months ended September 30, 2017 and 2016, respectively.  The effective tax rate on income from continuing operations for the three months ended September 30, 2017 was primarily affected by excess tax benefits for share-based awards.

The effective tax rate on income from continuing operations was 35.0 percent and 37.9 percent for the nine months ended September 30, 2017 and 2016, respectively.  The effective tax rate on income from continuing operations for the nine months ended September 30, 2017 and September 30, 2016 were primarily affected by excess tax benefits for share-based awards.

Net Income

Net income was $80 million and $70 million for the three months ended September 30, 2017 and 2016, respectively, and was driven by a $2 million decrease in income from continuing operations before income taxes, offset, in part, by a $12 million decrease in the provision for income taxes. Net income was $204 million and $124 million for the nine months ended September 30, 2017 and 2016, respectively, and was primarily driven by a $113 million increase in income from continuing operations before income taxes, offset, in part, by a $33 million increase in the provision for income taxes.

Segment Review

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the notes to the condensed consolidated financial statements included in this report.

Revenue and Adjusted EBITDA by reportable segment and for Corporate are as follows:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
(In millions)	2017	2016	(Decrease)	2017	2016	(Decrease)
Revenue:
Terminix	$395	$396	—%	$1,188	$1,174	1%
American Home Shield	346	309	12	899	786	14
Franchise Services Group	55	51	7	157	151	4
Corporate	—	1	*	1	2	*
Total Revenue:	$797	$758	5%	$2,246	$2,113	6%
Adjusted EBITDA:(1)
Terminix	$82	$92	(11)%	$269	$299	(10)%
American Home Shield	96	79	21	209	170	23
Franchise Services Group	22	21	4	65	58	12
Reportable Segment Adjusted EBITDA	200	192	4	543	526	3
Corporate(2)	—	—	*	—	(3)	*
Total Adjusted EBITDA	$200	$192	4%	$543	$523	4%

___________________________________

* not meaningful

(1)	See Note 13 to the condensed consolidated financial statements for our definition of Adjusted EBITDA and a reconciliation of Net Income to Reportable Segment Adjusted EBITDA.
(2)	Represents unallocated corporate expenses.

Terminix Segment

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported comparable revenue and an eleven percent decrease in Adjusted EBITDA for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Revenue

Revenue by service line is as follows:

	Three Months Ended
	September 30,

(In millions)	2017	2016	Growth		Acquired		Organic
Pest Control	$228	$234	$(6)	(3)%	$1	1%	$(7)	(3)%
Termite and Other Services	144	140	4	3%	—	—%	3	2%
Other	23	22	1	3%	—	—%	1	3%
Total revenue	$395	$396	$(1)	—%	$2	—%	$(3)	(1)%

Pest control revenue decreased three percent. Organic pest control revenue decreased three percent and was significantly impacted by a $5 million organic revenue decline associated with Alterra Pest Control (“Alterra”). Excluding Alterra, organic pest control revenue decreased $3 million, or one percent.

Termite revenue, including the wildlife exclusion, crawl space encapsulation and attic insulation products, which are managed as a component of our termite line of business, increased three percent. In the three months ended September 30, 2017, termite renewal revenue comprised 50 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Organic termite revenue increased two percent, reflecting an increase in core termite, wildlife exclusion and attic insulation sales, improved price realization and an impact from our initiative to upgrade bait monitoring stations for a small subset of our customers. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

Hurricanes Harvey and Irma negatively impacted third quarter revenue by $4 million as the result of 53 branches, primarily in Texas and Florida, being temporarily closed for a period of time during August and September. Adjusting for these temporary branch closures, revenue would have increased one percent in the third quarter.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended September 30, 2016	$92
Impact of change in revenue	1
Impact of hurricanes	(3)
Production labor	(1)
Damage claims	(3)
Insurance program	(2)
Technology costs	(1)
Fuel prices	1
Sales and marketing	(2)
Other	—
Three Months Ended September 30, 2017	$82

The aforementioned hurricane-related revenue loss negatively impacted third quarter Adjusted EBITDA by $3 million.  The increase in production labor was driven by investments in field operations focused on improving safety, customer service and retention. The increase in damage claims was driven by increased termite warranty claims. The increase in our insurance programs was principally driven by an increase in the number of company-owned sales vehicles. The increase in technology costs was driven by investments to improve our customers’ experiences through technology. The increase in sales and marketing costs was driven by investments to grow and train our sales force and higher commissions attributable to the growth in core termite, wildlife exclusion, attic insulation and pest sales.

Nine Months ended September 30, 2017 Compared to Nine Months ended September 30, 2016

The Terminix segment reported a one percent increase in revenue and a 10 percent decrease in Adjusted EBITDA for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Revenue

Revenue by service line is as follows:

	Nine Months Ended
	September 30,

(In millions)	2017	2016	Growth		Acquired		Organic
Pest Control	$659	$666	$(8)	(1)%	$7	1%	$(15)	(2)%
Termite and Other Services	470	451	19	4%	2	1%	17	4%
Other	60	57	3	5%	—	—%	3	5%
Total revenue	$1,188	$1,174	$14	1%	$9	1%	$5	—%

Pest control revenue decreased one percent. Organic pest control revenue decreased two percent and was significantly impacted by a $16 million organic revenue decline associated with Alterra. Excluding Alterra, organic pest control revenue growth was $1 million, or less than one percent.

Termite revenue, including the wildlife exclusion, crawl space encapsulation and attic insulation products, which are managed as a component of our termite line of business, increased four percent. In the nine months ended September 30, 2017, termite renewal revenue comprised 51 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Organic termite revenue increased four percent, reflecting an increase in core termite, wildlife exclusion and attic insulation sales, improved price realization and an impact from our initiative to upgrade bait monitoring stations for a small subset of our customers.

Hurricanes Harvey and Irma negatively impacted revenue in the nine months ended September 30, 2017 by $4 million as the result of 53 branches, primarily in Texas and Florida, being temporarily closed for a period of time during August and September.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Nine Months Ended September 30, 2016	$299
Impact of change in revenue	9
Impact of hurricanes	(3)
Production labor	(10)
Damage claims	(9)
Insurance program	(4)
Technology costs	(2)
Fuel prices	3
Sales and marketing	(12)
Other	(2)
Nine Months Ended September 30, 2017	$269

The aforementioned hurricane-related revenue loss negatively impacted Adjusted EBITDA in the nine months ended September 30, 2017 by $3 million.  The increase in production labor was driven by investments in field operations focused on improving safety, customer service and retention. The increase in damage claims was driven by increased termite warranty claims. The increase in our insurance programs was principally driven by an increase in the number of company-owned sales vehicles. The increase in technology costs was driven by investments to improve our customers’ experiences through technology. The increase in sales and marketing costs was driven by investments to grow and train our sales force, higher commissions attributable to the growth in core termite, wildlife exclusion, attic insulation and pest sales and incremental marketing investments.

American Home Shield Segment

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The American Home Shield segment, which provides home warranties for household systems and appliances, reported a 12 percent increase in revenue and a 21 percent increase in Adjusted EBITDA for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

The growth in renewable customer counts and customer retention are presented below.

	As of September 30,
	2017(1)	2016(1)
Growth in Home Warranties	10%	10%
Customer Retention Rate	75%	76%

___________________________________

(1)

As of September 30, 2017 and 2016, excluding the impact of acquisitions, the growth in home warranties was six percent and seven percent, respectively, and the customer retention rate for our American Home Shield segment was 76 percent and 75 percent, respectively.

Revenue

The revenue results reflect an increase in new unit sales, improved price realization and the impact of the Landmark acquisition (an approximate $12 million increase).

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended September 30, 2016	$79
Impact of change in revenue	22
Contract claims	3
Sales and marketing costs	(4)
Landmark selling and administrative expenses	(5)
Customer service costs	(2)
Other	2
Three Months Ended September 30, 2017	$96

The decrease in contract claims costs is primarily due to a lower number of work orders driven by cooler summer temperatures in 2017.  The increase in sales and marketing spending includes a year over year change in the timing of marketing spending and incremental marketing spending. We incurred incremental selling and administrative expenses as a result of the Landmark acquisition. The increase in customer service costs is due to higher labor costs resulting from an overall increase in call center staffing levels to improve response times.

Extreme temperatures in the future could lead to an increase in service requests related to household systems, resulting in higher claim frequency and costs.

Nine Months ended September 30, 2017 Compared to Nine Months ended September 30, 2016

The American Home Shield segment reported a 14 percent increase in revenue and a 23 percent increase in Adjusted EBITDA for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Revenue

The revenue results reflect an increase in new unit sales, improved price realization and the impact of the OneGuard and Landmark acquisitions (an approximate $50 million increase).

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Nine Months Ended September 30, 2016	$170
Impact of change in revenue	65
Contract claims	(1)
Sales and marketing costs	(2)
OneGuard and Landmark selling and administrative expenses	(18)
Customer service costs	(5)
Interest and net investment income	(3)
Other	3
Nine Months Ended September 30, 2017	$209

The increase in contract claims costs is primarily due to normal inflationary pressure on the underlying costs of repairs, offset in part, by a lower number of work orders driven by cooler summer temperatures in 2017. The increase in sales and marketing costs is driven by incremental sales and marketing spending.  We incurred incremental selling and administrative expenses as a result of the OneGuard and Landmark acquisitions. The increase in customer service costs is due to higher labor costs resulting from an acceleration of pre-season hiring and training in preparation for the high-volume summer season and an overall increase in call center staffing levels to improve response times.

In the nine months ended September 30, 2017 and 2016, the segment’s Adjusted EBITDA included interest and net investment income from the American Home Shield investment portfolio of $1 million and $4 million, respectively.

Franchise Services Group Segment

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The Franchise Services Group segment, which consists of the ServiceMaster Restore (disaster restoration), ServiceMaster Clean (janitorial), Merry Maids (residential cleaning), Furniture Medic (cabinet and wood furniture repair) and AmeriSpec (home inspection) businesses, reported a seven percent increase in revenue and a four percent increase in Adjusted EBITDA for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Revenue

Revenue by service line is as follows:

	Three Months Ended		% of
	September 30,		Revenue
(In millions)	2017	2016	2017
Royalty Fees	$32	$32	58%
Company-Owned Merry Maids Branches	—	1	—
Janitorial National Accounts	15	12	26
Sales of Products	5	4	9
Other	4	3	7
Total revenue	$55	$51	100%

The decline in revenue from company-owned Merry Maids branches was attributable to the branch conversions, which were completed in 2016. The increase in revenue from janitorial national accounts was driven by increased sales activity.

The increase in royalty fees driven by higher disaster restoration services associated with hurricanes Harvey and Irma in the third quarter of 2017 was comparable to the increase in royalty fees driven by higher disaster restoration services in Canada in the third quarter of 2016.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended September 30, 2016	$21
Impact of change in revenue	1
Three Months Ended September 30, 2017	$22

The impact of the increase in revenue was driven by the increase in relatively low margin revenue from janitorial national accounts.  The reduction in revenue from company-owned Merry Maids branches had a negligible impact on Adjusted EBITDA.

Nine Months ended September 30, 2017 Compared to Nine Months ended September 30, 2016

The Franchise Services Group segment reported a four percent increase in revenue and a 12 percent increase in Adjusted EBITDA for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Revenue

Revenue by service line is as follows:

	Nine Months Ended		% of
	September 30,		Revenue
(In millions)	2017	2016	2017
Royalty Fees	$95	$90	61%
Company-Owned Merry Maids Branches	—	7	—
Janitorial National Accounts	38	32	24
Sales of Products	12	11	7
Other	13	10	8
Total revenue	$157	$151	100%

The increase in royalty fees was primarily driven by higher disaster restoration services. The decline in revenue from company-owned Merry Maids branches was attributable to the branch conversions, which were completed in 2016. The increase in revenue from janitorial national accounts was driven by increased sales activity.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Nine Months Ended September 30, 2016	$58
Impact of change in revenue	5
Sale of Merry Maids branches	1
Other	1
Nine Months Ended September 30, 2017	$65

The impact of the increase in revenue was driven by the increase in royalty fees and relatively low margin revenue from janitorial national accounts.  The reduction in revenue from company-owned Merry Maids branches had a $1 million favorable impact on Adjusted EBITDA.

Corporate

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Adjusted EBITDA for Corporate for the three months ended September 30, 2017 was comparable to the three months ended September 30, 2016.

Nine Months ended September 30, 2017 Compared to Nine Months ended September 30, 2016

Corporate reported a $4 million increase in Adjusted EBITDA for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The nine months ended September 30, 2016 included increased reserves in our automobile, general liability and workers’ compensation insurance program of $4 million driven by unfavorable claims trends, which were impacted by a charge of $3 million in connection with civil claims related to an incident at a family’s residence in Palm Beach County, Florida (an amount equal to our insurance deductibles under our general liability insurance program). There were no material changes to reserves in our automobile, general liability and workers’ compensation insurance program for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Liquidity

We are highly leveraged, and a substantial portion of our liquidity needs are due to service requirements on our significant indebtedness. The agreements governing the $1,650 million term loan facility maturing November 8, 2023 and the $300 million revolving credit facility maturing November 8, 2021 (together, the “Credit Facilities”) contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of September 30, 2017, we were in compliance with the covenants under the agreements that were in effect on such date.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Credit Facilities. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. Cash and short- and long-term marketable securities totaled $489 million as of September 30, 2017, compared with $335 million as of December 31, 2016. As of September 30, 2017, there were $33 million of letters of credit outstanding and $267 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts.

On September 18, 2017, the Company purchased $13 million in aggregate principal amount of its 7.25% notes maturing in 2038 at a price of 105% of the principal amount using available cash.  On May 11, 2017, the Company purchased $17 million in aggregate principal amount of its 7.25% notes maturing in 2038 at a price of 97% of the principal amount using available cash. The repurchased notes were delivered to the trustee for cancellation.  In connection with these partial repurchases, the Company recorded a loss on extinguishment of debt of $3 million and $6 million in the three and nine months ended September 30, 2017, respectively.

In 2016, our board of directors authorized a three-year share repurchase program, under which we may repurchase up to $300 million of outstanding shares of our common stock. As of September 30, 2017, we have repurchased $145 million of outstanding shares under this program, which is included in treasury stock on the condensed consolidated statements of financial position.

In 2016, we settled all civil claims of the affected families related to the U.S. Virgin Islands and Florida fumigation matters, and payments in connection with those claims totaled $90 million ($56 million, net of tax). We have also sought to resolve by plea agreement the federal criminal consequences related to the U.S. Virgin Islands matter pursuant to which we expect to pay approximately $10 million. See Note 4 to the condensed consolidated financial statements for more details.

The IRS has approved a voluntary correction proposal to remedy an administrative error related to our Profit Sharing and Retirement Plan. The proposal requires the Company to contribute approximately $22 million to 401(k) accounts for impacted current and former employees. See Note 4 to the condensed consolidated financial statements for more details.

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

As of September 30, 2017, we had posted $31 million in letters of credit, which were issued under the Revolving Credit Facility, and $89 million of cash, which is included in Restricted cash on the condensed consolidated statements of financial position, as collateral under our automobile, general liability and workers’ compensation insurance program. This amount is not related to the payments made in connection with the U.S. Virgin Islands matter. We may from time to time change the amount of cash or marketable securities used to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program.  The amount of cash or marketable securities utilized to satisfy these collateral requirements will depend on the relative cost of the issuance of letters of credit under the Revolving Credit Facility and our cash position. Any change in cash or marketable securities used as collateral would result is a corresponding change in our available borrowing capacity under the Revolving Credit Facility.

Additionally, under the terms of our fuel swap contracts, we are required to post collateral in the event the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the agreement with the counterparty. As of September 30, 2017, the estimated fair value of our fuel swap contracts was a net liability of $1 million, and we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were also issued under the Revolving Credit Facility. The continued use of letters of credit for this purpose in the future could limit our ability to post letters of credit for other purposes and could limit our borrowing availability under the Revolving Credit Facility. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

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

Fleet and Equipment Financing Arrangements

We have entered into the Fleet Agreement which, among other things, allows us to obtain fleet vehicles through a leasing program. We expect to fulfill substantially all of our vehicle fleet needs through the leasing program under the Fleet Agreement. For the nine months ended September 30, 2017, we acquired $29 million of vehicles through the leasing program under the Fleet Agreement. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement.

Additionally, a portion of our property and equipment is leased through programs outside the scope of the Fleet Agreement. For the nine months ended September 30, 2017, we acquired $1 million of property and equipment through these incremental leasing programs, which are treated as capital leases for accounting purposes. We anticipate new lease financings, including the Fleet Agreement and incremental leasing programs, for the full year 2017 will range from approximately $30 million to $40 million.

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

Furthermore, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payments of ordinary and extraordinary dividends by our home warranty and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of September 30, 2017, the total net assets subject to these third-party restrictions was $176 million. We expect that such limitations will be in effect for the foreseeable future. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

We consider undistributed earnings of our foreign subsidiaries as of September 30, 2017 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon.  The amount of cash associated with indefinitely reinvested foreign earnings was approximately $27 million and $23 million as of September 30, 2017 and December 31, 2016, respectively. We have not repatriated, nor do we anticipate the need to repatriate, funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying condensed consolidated statements of cash flows, are summarized in the following table.

	Nine Months Ended
	September 30,
(In millions)	2017	2016
Net cash provided from (used for):
Operating activities	$340	$215
Investing activities	(48)	(90)
Financing activities	(136)	(97)
Discontinued operations	1	—
Effect of exchange rate changes on cash	1	0
Cash increase during the period	$159	$28

Operating Activities

Net cash provided from operating activities from continuing operations increased $126 million to $340 million for the nine months ended September 30, 2017 compared to $215 million for the nine months ended September 30, 2016.

Net cash provided from operating activities for the nine months ended September 30, 2017 comprised $367 million in earnings adjusted for non-cash charges, offset, in part, by $2 million in payments related to fumigation matters and $8 million in payments related to restructuring and a $16 million increase in cash required for working capital (a $22 million increase excluding the working capital impact of accrued interest and taxes). For the nine months ended September 30, 2017, working capital requirements were negatively impacted by seasonal activity, offset, in part, by the timing of interest payments on the notes maturing in 2024.

Net cash provided from operating activities for the nine months ended September 30, 2016 comprised $348 million in earnings adjusted for non-cash charges, offset, in part, by $90 million in payments related to fumigation matters and $7 million in payments related to restructuring and a $37 million increase in cash required for working capital (a $36 million increase excluding the working capital impact of accrued interest and taxes). For the nine months ended September 30, 2016, working capital requirements were negatively impacted by seasonal activity and timing of payments related to self-insured claims.

Investing Activities

Net cash used for investing activities from continuing operations was $48 million for the nine months ended September 30, 2017, compared to $90 million for the nine months ended September 30, 2016.

Capital expenditures increased to $50 million ($48 million net of government grants) for the nine months ended September 30, 2017 from $45 million in the nine months ended September 30, 2016 and included recurring capital needs, headquarters relocation, and information technology projects. We anticipate capital expenditures for the full year 2017 for recurring capital needs and the continuation of investments in information systems and productivity enhancing technology will range from approximately $50 million to $60 million.  Additionally, we expect capital needs for the full year 2017 associated with the relocation of our headquarters to be approximately $25 million for which we expect to be reimbursed through a tenant improvement allowance and government grants totaling approximately $20 million for a net cash outflow of approximately $5 million. We expect to fulfill our ongoing vehicle fleet needs through vehicle capital leases. We have no additional material capital commitments at this time.

Proceeds from the sale of equipment and other assets for the nine months ended September 30, 2017 and 2016,  was $4 million and $7 million, respectively.   In the nine months ended September 30, 2016, Merry Maids branches were sold for a total purchase price of $9 million for which we received cash of $6 million and provided financing of $2 million. As of October 10, 2016, the branch conversion process was complete.

Cash payments for acquisitions for the nine months ended September 30, 2017 totaled $12 million, compared with $86 million for the nine months ended September 30, 2016. In 2017, consideration given for the purchase of a master distributor and for tuck-in acquisitions consisted of cash payments of $12 million and deferred payments of $3 million.  In 2016, we acquired OneGuard Home Warranties for $61 million consisting of cash consideration of $52 million and deferred payments of $9 million. We expect to continue our tuck-in acquisition program at Terminix and to periodically evaluate other strategic acquisitions.

Cash flows from purchases, sales and maturities of securities, net, for the nine months ended September 30, 2017 and 2016 totaled $14 million and $42 million, respectively, and were driven by the purchase, maturity and sale of marketable securities at American Home Shield.

Cash flows used for notes receivable, net, for the nine months ended September 30, 2017 and 2016 totaled $5 million and were a result of a net increase in financing provided by SMAC to our franchisees and retail customers of our operating units.

Financing Activities

Net cash used for financing activities from continuing operations was $136 million for the nine months ended September 30, 2017 compared to $97 million for the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, we made scheduled principal payments on long-term debt of $48 million, purchased $30 million in aggregate principal amount of our 7.25% notes maturing in 2038 using available cash, repurchased $85 million of common stock and received $27 million from the issuance of common stock upon the exercise of stock options and shares issued under the Employee Stock Purchase Plan.

During the nine months ended September 30, 2016, we made scheduled principal payments on long-term debt of $50 million, repurchased $52 million of common stock and received $6 million from the issuance of common stock.

Contractual Obligations

Our 2016 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2016. We continue to make the contractually required payments, and, therefore, the 2017 obligations and commitments as listed in our 2016 Form 10-K have been reduced by the required payments.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any significant off-balance sheet arrangements.

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

On January 20, 2017, TMX USVI and TMX LP entered into the New Plea Agreement with the DOJ, which has been filed with the District Court, and replaces the Superseding Plea Agreement. At a hearing on March 23, 2017, TMX USVI and TMX LP pled guilty to four misdemeanor charges of violations of the Federal Insecticide, Fungicide, and Rodenticide Act related to improper applications of methyl bromide, as set forth in a new Information filed on January 20, 2017 with the District Court that is substantially similar to the March 29, 2016 Information. Under the terms of the New Plea Agreement, the parties agreed and jointly recommended to the District Court that (i) TMX USVI and TMX LP each pay a fine of $4 million (total of $8 million); (ii) TMX USVI pay $1 million to the EPA for costs incurred by the EPA for the response and clean-up of the affected units at the resort in St. John; (iii) TMX USVI make a community service payment of $1 million to the National Fish and Wildlife Foundation for the purpose of engaging a third party to provide training to pesticide applicators in the U.S. Virgin Islands; and (iv) both TMX USVI and TMX LP serve a three-year probation period, subject to the special conditions of probation under the New Plea Agreement. The total financial terms of the recommended sentence under the New Plea Agreement are equivalent in total amount to the financial terms under the Superseding Plea Agreement.  Unlike the Superseding Plea Agreement, however, the New Plea Agreement is non-binding on the District Court. The sentencing hearing before the District Court previously scheduled for September 21, 2017, has been rescheduled for November 20, 2017, due to hurricane activity in the Caribbean. It is possible that at that hearing the District Court could use its discretion to impose fines or other terms different than those in the New Plea Agreement. If approved by the District Court, and upon compliance with the terms and conditions of the New Plea Agreement, the New Plea Agreement will resolve the federal criminal consequences associated with the DOJ investigation. The New Plea Agreement does not bind any other federal, state or local authority; however, the EPA has indicated that it does not intend to initiate any administrative enforcement action or refer the matter to the DOJ for any civil enforcement action if the New Plea Agreement is approved by the District Court.

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

In addition to the above matter, the EPA has advised the Company that it has investigated potential pesticide misapplications in Hawaii. The Company has reached an agreement in principle to resolve the investigation with the EPA for an amount less than $200,000.  The resolution is subject to completion of a consent agreement with EPA.

Information Regarding Forward-Looking Statements

This report contains forward-looking statements and cautionary statements, including statements with respect to the potential separation of American Home Shield from ServiceMaster and the distribution of American Home Shield shares to ServiceMaster shareholders, and approval of the U.S. Virgin Islands plea agreement. Forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements are subject to known and unknown risks and uncertainties including, but not limited to: uncertainties as to the timing of the spin-off or whether it will be completed at all, the results and impact of the announcement of the proposed spin-off, the failure to satisfy any conditions to complete the spin-off, the expected tax treatment of the spin-off, the increased demands on management to prepare for and accomplish the spin-off, the incurrence of significant transaction costs, the impact of the spin-off on the businesses of ServiceMaster and American Home Shield, and the failure to achieve anticipated benefits of the spin-off.  These forward-looking statements also include, but are not limited to statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial position; results of operations; cash flows; prospects; growth strategies or expectations; customer retention; the continuation of acquisitions, including the integration of any acquired company and risks relating to any such acquired company; fuel prices; attraction and retention of key personnel; the impact of fuel swaps; the valuation of marketable securities; estimates of accruals for self-insured claims related to workers’ compensation, auto and general liability risks; estimates of accruals for home warranty claims; estimates of future payments under operating and capital leases; estimates on current and deferred tax provisions; the outcome (by judgment or settlement) and costs of legal or administrative proceedings, including, without limitation, collective, representative or class action litigation; and the impact of prevailing economic conditions.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (the “Q2 2017 10-Q”) and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above could cause actual results and outcomes to differ from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•	our ability to successfully complete the spin-off of American Home Shield and the benefits therefrom;
•

resolution of fumigation related matters, including approval of the terms of the New Plea Agreement by the District Court related to the criminal aspects of the U.S. Virgin Islands fumigation incident;

•	lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•	compliance with, or violation of, environmental, health and safety laws and regulations;
•	cyber security breaches, disruptions or failures in our information technology systems and our failure to protect the security of personal information about our customers;
•	our ability to attract and retain key personnel, including our ability to attract, retain and maintain positive relations with trained workers and third-party contractors;
•	adverse weather conditions;
•	weakening general economic conditions, especially as they may affect home sales, unemployment and consumer confidence or spending levels;
•	our ability to generate the significant amount of cash needed to fund our operations and service our debt obligations;
•	our ability to successfully implement our business strategies;
•	adverse credit and financial markets impeding access, increasing financing costs or causing our customers to incur liquidity issues leading to some of our services not being purchased or cancelled;
•	increase in prices for fuel and raw materials, and in minimum wage levels;
•	changes in the source and intensity of competition in our market segments;
•	our franchisees, subcontractors, third-party distributors and vendors taking actions that harm our business;
•	changes in our services or products;
•	our ability to protect our intellectual property and other material proprietary rights;
•	negative reputational and financial impacts resulting from future acquisitions or strategic transactions;
•	laws and governmental regulations increasing our legal and regulatory expenses;
•	increases in interest rates increasing the cost of servicing our substantial indebtedness;
•	increased borrowing costs due to lowering or withdrawal of the ratings, outlook or watch assigned to our debt securities;
•	restrictions contained in our debt agreements;
•	the effects of our substantial indebtedness and the limitations contained in the agreements governing such indebtedness; and
•	other factors described in this report and from time to time in documents that we file with the SEC.

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

Interest Rate Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. In our opinion, the market risk associated with debt obligations and other significant instruments as of September 30, 2017 has not materially changed from December 31, 2016 (see Item 7A of the 2016 Form 10-K).

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 12 million gallons of fuel in 2017.  As of September 30, 2017, a ten percent change in fuel prices would result in a change of approximately $3 million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of September 30, 2017, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $30 million, maturing through 2018. The estimated fair value of these contracts as of September 30, 2017 was a net asset of $1 million. These fuel swap contracts provide a fixed price for approximately 100 percent and 82 percent of our estimated fuel usage for the remainder of 2017 and 2018, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer, Nikhil M. Varty, and Senior Vice President and Chief Financial Officer, Anthony D. DiLucente, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Varty and DiLucente have concluded that both the design and operation of our disclosure controls and procedures were effective as of September 30, 2017.

Changes in internal control over financial reporting

No changes in our internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 20, 2017, TMX USVI and TMX LP entered into the New Plea Agreement with the DOJ, which has been filed with the District Court, and replaces the Superseding Plea Agreement. At a hearing on March 23, 2017, TMX USVI and TMX LP pled guilty to four misdemeanor charges of violations of the Federal Insecticide, Fungicide, and Rodenticide Act related to improper applications of methyl bromide, as set forth in a new Information filed on January 20, 2017 with the District Court that is substantially similar to the March 29, 2016 Information. Under the terms of the New Plea Agreement, the parties agreed and jointly recommended to the District Court that (i) TMX USVI and TMX LP each pay a fine of $4 million (total of $8 million); (ii) TMX USVI pay $1 million to the EPA for costs incurred by the EPA for the response and clean-up of the affected units at the resort in St. John; (iii) TMX USVI make a community service payment of $1 million to the National Fish and Wildlife Foundation for the purpose of engaging a third party to provide training to pesticide applicators in the U.S. Virgin Islands; and (iv) both TMX USVI and TMX LP serve a three-year probation period, subject to the special conditions of probation under the New Plea Agreement. The total financial terms of the recommended sentence under the New Plea Agreement are equivalent in total amount to the financial terms under the Superseding Plea Agreement.  Unlike the Superseding Plea Agreement, however, the New Plea Agreement is non-binding on the District Court. The sentencing hearing before the District Court previously scheduled for September 21, 2017, has been rescheduled for November 20, 2017, due to hurricane activity in the Caribbean. It is possible that at that hearing the District Court could use its discretion to impose fines or other terms different than those in the New Plea Agreement. If approved by the District

Court, and upon compliance with the terms and conditions of the New Plea Agreement, the New Plea Agreement will resolve the federal criminal consequences associated with the DOJ investigation. The New Plea Agreement does not bind any other federal, state or local authority; however, the EPA has indicated that it does not intend to initiate any administrative enforcement action or refer the matter to the DOJ for any civil enforcement action if the New Plea Agreement is approved by the District Court.

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

In addition to the matter discussed above, in the ordinary course of conducting business activities, we and our subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured matters that are brought on an individual, collective, representative and class action basis, or other proceedings involving regulatory, employment, general and commercial liability, automobile liability, wage and hour, environmental and other matters. We have entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court or other approvals. If one or more of our settlements are not finally approved, we could have additional or different exposure, which could be material. Subject to the paragraphs above, we do not expect any of these proceedings to have a material effect on our reputation, business, financial position, results of operations or cash flows; however, we can give no assurance that the results of any such proceedings will not materially affect our reputation, business, financial position, results of operations and cash flows. See Note 4 to the condensed consolidated financial statement for more details.

In addition to the above matter, the EPA has advised the Company that it has investigated potential pesticide misapplications in Hawaii. The Company has reached an agreement in principle to resolve the investigation with the EPA for an amount less than $200,000. The resolution is subject to completion of a consent agreement with EPA.

ITEM 1A. RISK FACTORS

We discuss in our 2016 Form 10-K, the Q2 2017 10-Q and our other filings with the SEC various risks that may materially affect our business.  Except as set forth in the Q2 2017 10-Q, there have been no material changes to the risk factors disclosed in the 2016 Form 10-K.  The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report, together with those previously disclosed in the 2016 Form 10-K, the 2017 10Q and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Information Regarding Forward-Looking Statements” above.

ITEM 2.  UNREGISTERED SALES OF REGISTERED SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total number of	Maximum dollar value
			shares purchased as	of shares that may yet
			part of publicly	be purchased under
	Total number of	Average price	announced plans or	the plans or programs
Period	shares purchased(1)	paid per share	programs	(in millions)
Jul. 1, 2017 through Jul. 31, 2017	833	$40.39	N/A	$ N/A
Aug. 1, 2017 through Aug. 31, 2017	—	—	N/A	N/A
Sep. 1, 2017 through Sep. 30, 2017	—	—	N/A	N/A
Total	833	$40.39	N/A	$ N/A

___________________________________

(1)All Shares were acquired upon net settlement of deferred stock units to cover withholding tax obligations.

Share Repurchase Program

In 2016, our board of directors authorized a three-year share repurchase program, under which we may repurchase up to $300 million of outstanding shares of our common stock. We expect to fund the share repurchases from net cash provided from operating activities. The share repurchase program is part of our capital allocation strategy that focuses on sustainable growth and maximizing shareholder value.  No shares were repurchased during the third-quarter 2017. As of September 30, 2017, we have repurchased 3.9 million outstanding shares at an aggregate cost of $145 million under this program.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1

Employment Agreement, dated as of July 26, 2017, by and between Nikhil M. Varty and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.2

Performance Restricted Stock Unit Agreement, dated as of July 26, 2017, by and between Nikhil M. Varty and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.3

Employee Restricted Stock Agreement, dated as of July 26, 2017, by and between Nikhil M. Varty and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.4

Employee Stock Option Agreement, dated as of July 26 2017, by and between Nikhil M. Varty and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.5	Schedule of Signatories to a Director Indemnification Agreement is incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10.6

Form of Performance Restricted Stock Unit Agreement under the Amended and Restated ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan (“Omnibus Plan”) for awards granted as of July 26, 2017, which awards will 100% vest on the spin-off of American Home Shield from ServiceMaster is incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.7

Form of Performance Restricted Stock Unit Agreement under the Omnibus Plan for awards granted as of July 26, 2017, which will 50% vest on the spin-off of American Home Shield, and the other 50% vest on the first anniversary of the spin-off from ServiceMaster is incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.8

Separation and Consulting Agreement, dated July 30, 2017, by and between Robert J. Gillette and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.9#	ServiceMaster Global Holding, Inc. Directors’ Deferred Compensation Plan, as amended and restated October 24, 2017.
31.1#	Certification of Chief Executive Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Chief Financial Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase
101.DEF#	XBRL Taxonomy Extension Definition Linkbase
101.LAB#	XBRL Taxonomy Extension Label Linkbase
101.PRE#	XBRL Extension Presentation Linkbase

___________________________________

# Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2017

SERVICEMASTER GLOBAL HOLDINGS, INC.
(Registrant)

By:	/s/ Anthony D. DiLucente
Anthony D. DiLucente
Senior Vice President and Chief Financial Officer (Principal Financial Officer)