Form 10-K
period 2017-12-31
SERVICEMASTER GLOBAL HOLDINGS INC
filed 2018-02-28
CIK 1428875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-K

________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

As of June 30, 2017, there were 133,431,298 shares of the registrant’s common stock outstanding, and the aggregate market value of the voting stock held by non-affiliates (assuming only for purposes of this computation that individuals then serving as our directors and executive officers may be affiliates) was approximately $5,220 million based on the closing price of common stock on the NYSE on June 30, 2017 of $39.19 per share.

The number of shares of the registrant’s common stock outstanding as of February 23, 2018: 135,267,377 shares of common stock, par value $0.01 per share.

Documents incorporated by reference:

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2018 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2017.

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

Overview

ServiceMaster Global Holdings, Inc. and its majority-owned subsidiary partnerships, limited liability companies and corporations (collectively, “ServiceMaster,” the “Company,” “we,” “us” and “our”) is a leading provider of essential residential and commercial services, operating through an extensive service network of more than 8,000 company‑owned locations and franchise and license agreements. Our mission is to simplify and improve the quality of our customers’ lives by delivering services that help them protect and maintain their homes or businesses, typically their most highly valued assets. We have leading positions across the majority of the segments we serve, as measured by customer‑level revenue. Our portfolio of well‑recognized brands includes Terminix (residential and commercial termite and pest control), American Home Shield (home service plans), ServiceMaster Restore (disaster restoration), ServiceMaster Clean (janitorial), Merry Maids (residential cleaning), Furniture Medic (cabinet and wood furniture repair) and AmeriSpec (home inspection). Our strategy is to provide a differentiated service offering by promoting convenient service through the increasing use of our digital and mobile platform. We serve our residential and commercial customers through an employee base of approximately 13,000 company associates, 15,000 independent home service contractor firms and an estimated 34,000 employees of licensed franchisors.

On July 26, 2017, we announced that we intend to separate our American Home Shield business from our Terminix and Franchise Services Group businesses by means of a spin-off of the American Home Shield business to Company stockholders, resulting in two publicly traded companies. The spin-off would create two independent companies, each with an enhanced strategic focus, simplified operating structure, distinct investment identity and strong financial profile. The transaction is expected to be completed in the third quarter of 2018, subject to satisfaction of customary conditions, including the effectiveness of a Registration Statement on Form 10, receipt of a favorable ruling from the IRS concerning certain tax matters and final approval by our board of directors, and it is intended to qualify as a tax-free distribution to our stockholders for U.S. federal income tax purposes. References in this Annual Report on Form 10-K to the “distribution” refer to the distribution of shares of common stock of the entity formed to hold the American Home Shield business to ServiceMaster stockholders on a pro forma basis.

For the year ended December 31, 2017, we had revenue, net income and Adjusted EBITDA of $2,912 million, $510 million and $678 million, respectively. In 2017, Terminix, our largest segment, represented approximately 53 percent of our revenue, while American Home Shield represented approximately 40 percent of our revenue and Franchise Services Group represented approximately seven percent of our revenue. For a reconciliation of Adjusted EBITDA to net income, see “Selected Historical Financial Data.”

Approximately 98 percent of our 2017 revenue was generated by sales in the United States. A significant portion of our assets is located in the United States, and the consolidated book value of all assets located outside of the United States is not material. Organized in Delaware in 2007, ServiceMaster is the successor to various entities dating back to 1929. Financial information for each reportable segment and Corporate for 2017, 2016 and 2015 is contained in Note 3 to the consolidated financial statements.

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

We have significant size and scale, which we believe give us a number of competitive advantages. Terminix is one of the largest termite and pest control businesses in the United States, as measured by customer‑level revenue, and serves approximately 2.7 million customers across 47 states and the District of Columbia through approximately 310 company‑owned locations and approximately 95 franchise locations. Additionally, we estimate American Home Shield to be approximately four times larger than its nearest competitor, as measured by revenue. American Home Shield serves approximately two million residential customers across all 50 states and the District of Columbia through a network of more than 15,000 licensed, independent home service contractor firms. Our Franchise Services Group serves both residential and commercial customers across all 50 states and the District of Columbia through approximately 4,500 franchise agreements. We believe our significant size and scale provide a competitive advantage in our purchasing power, route density and marketing and operating efficiencies compared to smaller local and regional competitors. Our scale also facilitates the standardization of processes, shared learning and talent development across our entire organization.

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

Terminix

Terminix is a leading provider of residential and commercial termite and pest control services in the United States, with approximately 21 percent share, as measured by customer‑level revenue. Terminix specializes in protection against termite damage, rodents, insects and other pests, including cockroaches, spiders, wood‑destroying ants, ticks, fleas, mosquitos and bed bugs. Our services include termite remediation, annual termite inspection and prevention treatments with termite damage repair guarantees, periodic pest control services, insulation services, crawlspace encapsulation and wildlife exclusion.

For the year ended December 31, 2017, Terminix recorded revenue of $1,541 million and Adjusted EBITDA of $331 million. In 2017, 56 percent of Terminix revenue was generated from pest control services and 39 percent was generated from termite and other services, which includes crawlspace encapsulation, wildlife exclusion and insulation services, with the remaining five percent primarily from the distribution of pest control products. In 2017, 71 percent and 29 percent of pest control revenue was related to residential services and commercial services, respectively, and 92 percent and eight percent of revenue from termite and other services was related to residential and commercial services, respectively.

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

Our focus on attracting and retaining customers begins with our associates in the field, who interact with our customers every day. Our associates bring a strong level of passion and commitment to the Terminix brand, as evidenced by the 10‑year and 8‑year average tenure of our branch managers and technicians, respectively. Our field organization is supported by dedicated customer service and customer care center personnel. Our culture of continuous improvement drives an intense focus on the quality of the services delivered, which we believe produces high levels of customer satisfaction and, ultimately, customer retention and referrals.

The Terminix national branch structure includes approximately 310 company-owned locations and approximately 95 franchise locations, which serve approximately 2.7 million customers in 47 states and the District of Columbia. Terminix’s approximately 9,500 employees made a daily average of 50,000 visits to residential and commercial customer locations during 2017. Terminix also provides termite and pest control services through subsidiaries in Canada, Mexico, the Caribbean and Central America, as well as a joint venture in India. In addition, licensees of Terminix provide these services in Japan, South Korea, Southeast Asia, Central America, the Caribbean and the Middle East. In 2017, substantially all Terminix revenue was generated in the United States, with approximately two percent derived from international markets, with a presence in a total of 19 countries outside the United States through subsidiaries, a joint venture and licensing arrangements. Franchise fees from Terminix franchisees represented less than one percent of Terminix revenue in 2017. We estimate that customer‑level revenue for this segment was $1,880 million for the year ended December 31, 2017. Customer‑level revenue represents the total of our estimate of revenue generated by our franchisees, a portion of which is included in our reported revenue from royalty fees, and revenue generated by our company‑owned operations. More specifically, customer level revenue means: Terminix revenue of $1,541 million, less royalty fees of $10 million, plus estimated sales generated by our franchisees of $349 million.

Terminix Competitive Strengths

•	#1 recognized brand in U.S. termite and pest control services
•	Track record of high customer retention
•	Passionate and committed associates focused on delivering superior customer service
•	Expansive scale and deep presence across a national footprint
•	Effective multi‑channel customer acquisition strategy
•	History of innovation leadership and introducing new products and services

American Home Shield

American Home Shield is the largest provider of home service plans in the United States, with approximately 46 percent share, as measured by revenue. Through American Home Shield’s home services platform, we respond to over four million service requests annually (or one every eight seconds) from homeowners who require assistance with technical home repair issues utilizing our nationwide network of over 15,000 pre-qualified professional contractor firms. American Home Shield’s customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from unplanned breakdowns of essential home systems and appliances, which are typically expensive. American Home Shield’s large recurring customer base provides our contractors a significant volume of work throughout the year, which is highly valued by them. These interactions are facilitated through American Home Shield’s leading technology-enabled customer interface and service delivery platform.

For the fiscal year ended December 31, 2017, American Home Shield generated revenue of $1,157 million and Adjusted EBITDA of $260 million.

American Home Shield serves approximately two million customers who subscribe to a yearly service plan agreement that covers the repair or replacement of major components of up to 21 home systems and appliances, including electrical, plumbing, central heating and air conditioning (“HVAC”) systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops. Increasingly, these items tend to be the most critical and complicated items in a home and the most complex to repair, and product failures can result in significant emotional and financial inconvenience. American Home Shield continuously upgrades offerings through additional coverages and home services as homes become increasingly complex and connected. The plans are generally structured as renewable one year contracts, and, because American Home Shield’s customers value the services we provide, 66 percent of American Home Shield’s revenue base in 2017 was derived from existing contract renewals. This drives consistency and predictability into American Home Shield’s business performance.

American Home Shield’s service plans appeal to the growing segment of U.S. homeowners who want: (1) budget protection against unexpected and/or expensive home repair; and (2) the convenience of having repairs completed by experienced professionals. Given the high price of an appliance or home system breakdown, the length of time associated with vetting and hiring a qualified repairman and, typically, the lack of formal guarantee for services performed, consumers are willing to pay for the peace of mind, convenience, repair expertise and guarantee provided by a home service plan.

American Home Shield’s customers are serviced by a select group of high quality, pre-qualified independent contractors. Our reputation as a strong partner, our growth and our increasing scale have allowed us to attract one of the largest independent contractor networks in the U.S., which currently stands at more than 15,000 pre-qualified professional contractor firms. Our large recurring customer base provides our contractors a significant volume of work throughout the year, which is highly valued by them. In return for this volume, we are able to negotiate favorable rates for work performed.

On July 26, 2017, we announced that we intend to separate our American Home Shield business from our Terminix and Franchise Services Group businesses by means of a spin-off of the American Home Shield business to our stockholders, resulting in two publicly traded companies.

American Home Shield Competitive Strengths

•	#1 position in the industry
•	Track record of high customer retention
•	Large, licensed national contractor network
•	Strong partnerships with leading national residential real estate firms
•	Core competency around direct‑to‑consumer marketing and lead generation

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

For the year ended December 31, 2017, Franchise Services Group recorded revenue of $212 million and Adjusted EBITDA of $87 million. In 2017, approximately 60 percent of our revenue in this segment consisted of ongoing monthly royalty fees. Royalty fees are the amounts paid to us by our franchisees and are based upon a percentage of our franchisees’ customer‑level revenue. We estimate that the customer‑level revenue for this segment was $2,559 million for the year ended December 31, 2017.  Customer level revenue means: Franchise Services Group revenue of $212 million, less royalty fees of $127 million, plus estimated sales generated by our franchisees of $2,474 million.

We believe that each business holds a leading position in its respective category and that our scale and national presence create competitive advantages for us in attracting and retaining franchisees, commercial customers and insurance partners. We are able to invest in best‑in‑class systems, training and process development, provide multiple levels of marketing support and direct new business leads to our franchisees through our relationships with major insurance carriers and national account customers. The depth of our franchisee support is evidenced by the long average tenure of our franchisees, many of whom have partnered with ServiceMaster for over 25 years. Our Franchise Services Group serves both residential and commercial customers across all 50 states and the District of Columbia through approximately 4,500 franchise agreements, with additional locations in 10 other countries.

Franchise Services Group Competitive Strengths

•	Strong and trusted brands with leading positions in their respective categories
•	Infrastructure and scale supporting our ability to sell and service national accounts, including major insurance carriers
•	Attractive value proposition to franchisees
•	Exceptional focus on customer service
•	National network and 24/7/365 service availability supports mission‑critical nature of the ServiceMaster Restore business
•	Long‑standing and strong relationships with many of the top 20 insurance carriers

Our Opportunity

Termite and Pest Control Industry

The outsourced segment for residential and commercial termite and pest control services in the United States was approximately $8 billion in 2016, according to Specialty Consultants, LLC. We estimate that there are approximately 20,000 U.S. termite and pest control companies, nearly all of which have fewer than 100 employees.

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

Home Service Plan Industry

American Home Shield operates within the larger $400 billion U.S. home services market, of which the U.S. home service plan segment represents $2.3 billion in 2016. We believe that we are well positioned to capitalize on our leadership position, while leveraging our network to provide other services to consumers in the broader home services market, as it becomes more complex and connected.

We view the home service plan segment as a long-term growth space. This segment is characterized by low household penetration with approximately five million of nearly 120 million occupied homes (owner occupied and rentals) covered by a home service plan, or approximately four percent of these households. As consumer demand shifts towards more outsourced services, we believe we have an opportunity, as a reliable, scaled service provider with a national, licensed independent contractor network, to increase share and household penetration. Additionally, we believe that increasingly complex household systems and appliances may further highlight the value proposition of professional repair services and, accordingly, the coverage benefits offered by a home service plan or other service plans. We aim to capitalize on this opportunity through a comprehensive strategy built on the key strengths of our business.

Key Franchise Services Group Industries

Disaster Restoration (ServiceMaster Restore). We estimate that the U.S. disaster restoration segment was approximately $14 billion in 2017, just over one-half of which is related to residential customers and the remainder related to commercial customers. Most emergency response work results from emergency situations for residential and commercial customers, such as fires and flooding. Extreme weather events and natural disasters also provide demand for emergency response work. Critical factors in the selection of an emergency response firm are the firm’s reputation, relationships with insurers, available resources, proper insurance and credentials, quality of service, timeliness and responsiveness. This segment is highly fragmented, with two large players, including ServiceMaster Restore, and we believe there are opportunities for growth for scaled service providers.

Janitorial (ServiceMaster Clean). We estimate that the U.S. janitorial services segment was approximately $56 billion in 2017. The segment is highly fragmented with approximately 900,000 companies competing in the janitorial space, a significant majority of which have five or fewer employees.

Residential Cleaning (Merry Maids). We estimate that the U.S. residential professional cleaning services segment was approximately $16 billion in 2017. Competition in this segment comes mainly from local, independently-owned firms, and from a few national companies.

Our Competitive Strengths

#1 Positions in Large, Fragmented and Growing Segments. We are the leading provider of essential residential and commercial services in the majority of segments in which we operate. Our segments are generally large, growing and highly fragmented, and we believe we have significant advantages over smaller local and regional competitors. We have spent decades developing a reputation built on reliability and superior quality and service. As a result, we enjoy industry leading brand awareness and a reputation for high‑quality customer service, both of which serve as key drivers of our customer acquisition efforts. Our nationwide presence also allows our brands to effectively serve both local residential customers and large national commercial accounts and to capitalize on lead generation sources such as large real estate agencies and insurance carriers. We believe our size and scale provide us a competitive advantage in our purchasing power, route density, and marketing and operating efficiencies compared to smaller local and regional competitors. Our scale also facilitates the standardization of processes, shared learning and talent development across our entire organization.

Diverse Revenue Streams across Customers and Geographies. ServiceMaster is diversified in terms of customers and geographies. We operate in all 50 states and the District of Columbia. Our Terminix business, which accounted for 53 percent of our revenue in 2017, served approximately 2.7 million customers. American Home Shield, which accounted for 40 percent of our revenue in 2017, responded to approximately four million service requests from approximately two million customers. Our diverse customer base and geographies help to mitigate the effect of adverse market conditions and other risks in any particular geography or customer segment we serve. We therefore believe the size and scale of our company provide us with added protection from risk relative to our smaller local and regional competitors.

High‑Value Service Offerings Resulting in High Retention and Recurring Revenues. We believe our high annual customer retention demonstrates the highly valued nature of the services we offer and the high level of execution and customer service that we provide. Many of our technicians have built long‑standing, personal relationships with their customers. We believe these personal bonds, often forged over decades, help to drive customer loyalty and retention. As a result of our high retention and long‑standing customer relationships, we enjoy significant visibility and stability in our business, and these factors limit the effect of adverse economic cycles on our revenue base. We experienced these advantages during the most recent economic downturn, and we have been able to grow revenue in each year from 2008 to 2017.

Capital‑Light Business Model. Our business model is characterized by strong Adjusted EBITDA margins, negative working capital and limited capital expenditure requirements. For the year ended December 31, 2017, 2016 and 2015, our net cash provided from operating activities from continuing operations was $413 million, $325 million and $398 million, respectively, and our property additions were $75 million (net of government grants received of $2 million), $56 million and $40 million, respectively. Free Cash Flow was $338 million, $270 million and $358 million for the year ended December 31, 2017, 2016 and 2015, respectively. For a reconciliation of Free Cash Flow to net cash provided from operating activities from continuing operations, which we consider to be the most directly comparable financial measure presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), see “Selected Historical Financial Data.”

Resilient Financial Model with Track Record of Consistent Performance.

Solid revenue and Adjusted EBITDA growth through business cycles. Our consolidated revenue and Adjusted EBITDA compound annual growth rates from 2012 through 2017 were six percent and 10 percent, respectively. We believe that our strong performance through recent economic and housing downturns is attributable to the essential nature of our services, our strong value proposition and management’s focus on driving results through strategic investment and operational execution.

Solid margins with attractive operating leverage and productivity improvement initiatives. Our business model enjoys inherent operating leverage stemming from route density and fixed investments in infrastructure and technology, among other factors. We have demonstrated our ability to expand our margins through a variety of initiatives, including metric‑driven continuous improvement in our customer care centers, application of consistent process guidelines at the branch level, leveraging size and scale to improve the sourcing of labor and materials, and driving productivity in centralized services. We have also deployed mobility solutions and routing and scheduling systems across many of our businesses in order to enhance overall efficiency and reduce operating costs.

Multi‑Channel Marketing Approach Supported by Sophisticated Customer Analytic Modeling Capabilities. Our multi-channel marketing approach focuses on building the value of our brands  and generating revenue by understanding the decisions consumers make at each stage in the purchase of residential and commercial services. The effectiveness of our marketing efforts is demonstrated by an increase in lead generation at American Home Shield and online sales. For example, in the direct to consumer channel at American Home Shield, new home service plan lead generation has benefited from increased spending in marketing as well as improved digital marketing. We also have been deploying increasingly sophisticated consumer analytics models that allow us to more effectively segment our prospective customers and tailor campaigns towards them and, as a result, we have kept cost per sale relatively flat. In addition, we are seeing success with innovative ways of reaching and marketing to consumers, including content marketing, online reputation management and social media channels.

Operational and Customer Service Excellence Driven by Superior Employee Development. We are constantly focused on improving customer service. The customer experience is at the foundation of our business model, and we believe that each employee is an extension of ServiceMaster’s reputation. We employ rigorous hiring and training practices and continuously analyze our operating metrics to identify potential improvements in service and productivity. Technicians in our Terminix branches have an average tenure of eight years, creating continuity in customer relationships and ensuring the development of best practices based on on‑the‑ground experience. We also provide our field personnel with access to sophisticated data management and mobility tools which enable them to drive efficiencies, improve customer service and ultimately grow our customer base and profitability.

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

Our Strategy

Grow Our Customer Base. We are focused on the growth of our businesses through the introduction and delivery of high‑value services to new and existing customers. We deliver our services through three primary channels:

•	Direct‑to‑consumer through our company‑owned branches;
•	Through partnerships with high‑quality contractors in our home service plan business; and
•	Through trusted service providers who are franchisees.

To accelerate new customer growth, we make strategic investments in sales, marketing and advertising to drive new business leads, brand awareness and market penetration. In addition, we are executing multiple initiatives to improve customer satisfaction and service delivery, which we believe will lead to improved retention and growth in our customer base across our business segments.

Develop and Expand New Service Offerings. We intend to continue to leverage our existing sales channels and local coverage to deliver additional value‑added services to our customers. Our product development teams draw upon the experience of our technicians in the field, combined with in‑house scientific expertise, to create innovative customer solutions for both our existing customer base and identified service/category adjacencies. We have a strong history of new product introductions, such as Terminix’s crawlspace encapsulation, mosquito control and wildlife exclusion services, that we believe will appeal to new potential customers as well as our existing customer base. Mosquito, wildlife exclusion and crawl space encapsulation are being offered in substantially all U.S. geographic segments where we believe substantial opportunity exists. We are now focusing our efforts on increasing our share in these product lines.

Expand Our Geographic Segments. Through detailed assessments of local economic conditions and demographics, we have identified target segments for expansion, both in existing segments, where we have capacity to increase our local position, and in new geographies, where we see opportunities. In addition to geographic expansion opportunities within the United States, we may also grow our international presence through strategic franchise expansions and additional licensing agreements.

Grow Our Commercial Business. Our revenue from commercial customers comprised approximately 12 percent of our 2017 revenue. We believe we are well positioned to leverage our national coverage, brand strength and broad service offerings to target large multi‑regional accounts. We believe these capabilities provide us with a meaningful competitive advantage, especially compared to smaller local and regional competitors. We recognize that many of these large accounts seek to outsource or reduce the number of vendors used for certain services, and, accordingly, we have reenergized our marketing approach in this channel. At Terminix, for example, we have hired a dedicated sales team to focus on the development of commercial sales. Our commercial expansion strategy targets industries with a demonstrated need for our services, including healthcare, manufacturing, warehouses, hotels and commercial real estate.

Enhance Our Profitability. Historically, we have a track record of being able to source and purchase targets at attractive prices and successfully integrate them into our business. We have and will continue to invest in initiatives designed to improve our margins and drive profitable growth. We have been able to increase productivity across our segments through actions such as continuous process improvement, targeted systems investments, sales force initiatives and technician mobility tools. We also focus on strategically capitalizing on our purchasing power to achieve more favorable pricing and terms. In addition, we have implemented tools and processes to centralize and systematize pricing decisions. These tools and processes enable us to optimize pricing at the local and product levels while creating a flexible and scalable pricing architecture that is fully scalable across our business. We intend to leverage these investments as well as identify further opportunities to enhance profitability.

Pursue Selective Acquisitions. From 2013 through 2017, we have completed approximately 100 acquisitions. In 2017, we completed four pest control acquisitions and purchased a ServiceMaster Clean master distributor, within the Franchise Services Group, for a total purchase price of $16 million. On June 27, 2016, we acquired OneGuard Home Warranties (“OneGuard”) for a total purchase price of $61 million, and on November 30, 2016, we acquired Landmark Home Warranty, LLC (“Landmark”) for a total purchase price of $39 million.  In 2016, we completed several pest control and termite acquisitions for a total purchase price of $43 million. We anticipate that the highly fragmented nature of our segments will continue to create opportunities for further consolidation. In the future, we intend to continue to take advantage of tuck‑in as well as strategic acquisition opportunities, particularly in underserved geographies where we can enhance and expand our service capabilities. We seek to use acquisitions to cost‑effectively grow our customer count and enter high‑growth geographies. We may also pursue acquisitions as vehicles for strategic international expansion.

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

Franchises

Franchises are important to the Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. In 2017, 2016 and 2015, total franchise fees (monthly royalty fees as well as initial fees from sales of franchises and licenses) were $143 million, $135 million and $132 million, respectively, related franchise operating expenses were $56 million, $52 million and $57 million, respectively, and total profits from our franchised operations were $87 million, $83 million and $75 million, respectively. Nearly all of the franchise fees received by our Franchise Services Group segment are derived from the ServiceMaster Restore, ServiceMaster Clean and Merry Maids businesses. Franchise fees from our Terminix franchisees represented less than one percent of Terminix revenue for each of those years. We evaluate the performance of our franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. Franchise agreements entered into in the course of these businesses are generally for a term of five years. The majority of these franchise agreements are renewed prior to expiration. Internationally, we have license agreements, whereby licensees provide services under our brand names that would ordinarily be provided by franchisees in the United States. The majority of international licenses are for 10‑year terms.

Customers and Geographies

We have no single customer that accounts for more than two percent of our consolidated revenue. Additionally, no reportable segment has a single customer that accounts for more than five percent of its revenue. None of our reportable segments are dependent on a single customer or a few customers, the loss of which would have a material adverse effect on the segment.

A significant percentage of our revenue is concentrated in the southern and western regions of the U.S. In our Terminix and American Home Shield segments, California, Texas and Florida collectively accounted for approximately one‑third of our revenue in 2017.

Competition

We compete in residential and commercial services industries, focusing on termite and pest control, home service plans, disaster restoration, janitorial, residential cleaning, cabinet and wood furniture repair and home inspection. We compete with many other companies in the sale of our services, franchises and products. The principal methods of competition in our businesses include quality and speed of service, brand awareness and reputation, customer satisfaction, pricing and promotions, professional sales forces, contractor network and referrals. While we compete with a broad range of competitors in each discrete segment, we do not believe that any of our competitors provides all of the services we provide in all of the segments we serve. All of the primary segments in which we operate are highly fragmented.

Termite and Pest Control

Competition in the segment for professional termite and pest control services in the United States comes primarily from smaller regional and local, independently-owned firms, as well as from Orkin, Inc. (a subsidiary of Rollins, Inc.), Ecolab, Inc. and Rentokil Initial, plc., all of which compete nationally.

Home Service Plans

Competition for home service plans that cover household systems and appliances comes mainly from regional providers. Our primary direct competitors are First American Financial Corporation and Old Republic International Corporation.

Disaster Restoration, Emergency Response and Related Services

Competition in the segments for disaster restoration, emergency response and related services comes mainly from local, independently-owned firms and a few national professional cleaning companies, such as Servpro Industries, Inc., Belfor, a subsidiary of Belfor Europe GmbH, BMS CAT, Inc. and Stanley Steemer International, Inc.

Janitorial

Competition in the segment for janitorial services comes mainly from local, independently‑owned firms and a few national professional janitorial firms such as ABM Industries Incorporated, Jani‑King International, Inc., Aramark and Jan-Pro Franchise International, Inc.

Residential Cleaning

Competition in the segment for residential cleaning services comes mainly from local, independently-owned firms, and from a few national companies such as The Maids International, Inc., Molly Maid, Inc. and The Cleaning Authority, LLC.

Information Technology

We have invested in information systems and software packages designed to allow us to grow efficiently and scale across our organization, while retaining local and regional flexibility. We believe this capability provides us with a competitive advantage in our operations. Our sophisticated IT systems enable us to provide a high level of convenience and service to our customers. In 2016, Terminix launched a new sales mobility platform to enhance the customer sales experience and allow sales professionals to more easily bundle diverse product offerings. Similarly, American Home Shield’s websites and customer-facing platforms, which operate and are staffed 24 hours a day, seven days a week, are able to take customer service requests, respond to customer questions and promptly assign contractors to a job.

Employees

The average number of persons employed by us during 2017 was approximately 13,000.

Intellectual Property

We hold various service marks, trademarks and trade names, such as ServiceMaster, Terminix, American Home Shield, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec, that we deem particularly important to the advertising activities conducted by each of our reportable segments as well as the franchising activities conducted by certain reportable segments. As of December 31, 2017, we had marks that were protected by registration (either by direct registration or by treaty) in the United States and approximately 90 other countries.

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

We cannot predict the effect of possible future environmental laws on our operations. Changes in, or new interpretations of, existing laws, regulations or enforcement policies, the discovery of previously unknown contamination, or the imposition of other environmental liabilities or obligations in the future, may lead to additional compliance or other costs. During 2017, there were no material capital expenditures for environmental control facilities, and there are no material expenditures anticipated for 2018 or 2019 related to such facilities.

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

ITEM 1A. RISK FACTORS

You should carefully consider the factors described below, in addition to the other information set forth in this Annual Report on Form 10-K. These risk factors are important to understanding the contents of this Annual Report on Form 10-K and of other reports. Our reputation, business, financial position, results of operations and cash flows are subject to various risks. The risks and uncertainties described below are not the only ones relevant to us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially and adversely affect our reputation, business, financial position, results of operations and cash flows. The risk factors generally have been separated into four groups: risks related to our businesses and industries, risks related to our substantial indebtedness, risks related to our common stock and risks related to the spin-off of American Home Shield.

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

Risks Related to Our Businesses and Our Industries

Our industries are highly competitive. Competition could reduce our share and adversely affect our reputation, businesses, financial position, results of operations and cash flows.

We operate in highly competitive industries. Changes in the source and intensity of competition in the industries served by us impact the demand for our services and may also result in additional pricing pressure. Regional and local competitors operating in a limited geographic area may have lower labor, employee benefits and overhead costs than us. The principal methods of competition in our businesses include customer service, brand reputation, fairness of contract terms, including price, and timely response to service claims. We may be unable to compete successfully against current or future competitors, and the competitive pressures that we face may result in reduced share, reduced pricing or an adverse impact to our reputation, businesses, financial position, results of operations and cash flows.

Weakening general economic conditions, especially as they may affect home sales, unemployment or consumer confidence or spending levels, may adversely impact our businesses, financial position, results of operations and cash flows.

Our results of operations are dependent upon consumer spending. Deterioration in general economic conditions and consumer confidence, particularly in California, Texas and Florida, which collectively represented approximately one-third of our revenue in 2017, could affect the demand for our services. Consumer spending and confidence tend to decline during times of declining economic conditions. A worsening of macroeconomic indicators, including weak home sales, higher home foreclosures, declining consumer confidence or rising unemployment rates, could adversely affect consumer spending levels, reduce demand for our services and adversely impact our businesses, financial position, results of operations and cash flows.

We may not successfully implement our business strategies, including achieving our growth objectives.

We may not be able to fully implement our business strategies or realize, in whole or in part within the expected time frames, the anticipated benefits of various growth or other initiatives. Our business strategies and initiatives, including growth of our customer base, introduction of new service and product offerings, geographic or segment expansion and enhancement of profitability, are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.

We will incur certain costs to achieve efficiency improvements and growth in our businesses, and we may not meet anticipated implementation timetables or stay within budgeted costs. As these efficiency improvement and growth initiatives are implemented, we may not fully achieve expected cost savings and efficiency improvements or growth rates, or these initiatives could adversely impact customer retention or our operations. Also, our business strategies may change in light of our ability to implement new business initiatives, competitive pressures, economic uncertainties or developments or other factors.

Adverse credit and financial market events and conditions could, among other things, impede access to or increase the cost of financing, which could have a material adverse impact on our businesses, financial position, results of operations and cash flows.

Disruptions in credit or financial markets could make it more difficult for us to obtain, or increase our cost of obtaining, financing for our operations or investments or to refinance our proposed indebtedness, or cause the proposed lenders to depart from prior credit industry practice and not give technical or other waivers under credit facility or other agreements to the extent we may seek them in the future, thereby causing us to be in default. Market changes in the real estate segment could also affect the demand for our services as home buyers elect not to purchase our services, which could have a material adverse impact on our businesses, financial position, results of operations and cash flows.

Weather conditions and seasonality affect the demand for our services and our results of operations and cash flows.

The demand for our services and our results of operations are affected by weather conditions, including, without limitation, potential impacts, if any, from climate change, known and unknown, and by the seasonal nature of our termite and pest control services, home inspection services and disaster restoration services. Adverse weather conditions (e.g., cooler temperatures or droughts), whether created by climate change factors or otherwise, can impede the development of termite swarms and lead to lower demand for our termite control services. Extreme temperatures can lead to an increase in service requests related to household systems, particularly HVAC systems, resulting in higher claim frequency and costs and lower profitability, while mild temperatures in the winters or summers can lead to lower household systems claim frequency. For example, in the third quarter of 2016, we experienced an increase in contract claims cost driven by a higher number of HVAC work orders driven by higher summer temperatures. Extreme or unpredictable weather conditions could materially adversely impact our businesses, financial position, results of operations and cash flows.

Increases in raw material prices, fuel prices and other operating costs could adversely impact our businesses, financial position, results of operations and cash flows.

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

Fuel prices are subject to market volatility. Our fleet has been negatively impacted by significant increases in fuel prices in the past and could be negatively impacted in the future. Previous increases in fuel prices increased our costs of operating vehicles and equipment. Although fuel prices remained relatively low during 2017, there can be no assurances that rates will not return to historical levels. We cannot predict what effect global events could have on fuel prices, but it is possible that such events could lead to higher fuel prices. Although we hedge a significant portion of our fuel costs, we do not hedge all of those costs. We expect to use approximately 13 million gallons of fuel in 2018. As of December 31, 2017, a 10 percent change in fuel prices would result in a change of approximately $3 million in our annual fuel cost before considering the impact of fuel swap contracts. Fuel price increases can also result in increases in the cost of chemicals and other materials used in our businesses. We cannot predict the extent to which we may experience future increases in costs of fuel, chemicals, refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits, health care, vehicle maintenance, contractor costs, self‑insurance costs and other insurance premiums, as well as various regulatory compliance costs and other operating costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, which could have a material adverse impact on our businesses, financial position, results of operations and cash flows.

We may not be able to attract and retain qualified key executives or transition smoothly to new leadership, which could adversely impact us and our businesses and inhibit our ability to operate and grow successfully.

The execution of our business strategy and our financial performance will continue to depend in significant part on our executive management team and other key management personnel. Any inability to attract in a timely manner other qualified key executives, retain our leadership team and recruit other important personnel could have a material adverse impact on our businesses, financial position, results of operations and cash flows.

Compliance with, or violation of, environmental, health and safety laws and regulations, including laws pertaining to the use of pesticides, could result in significant costs that adversely impact our reputation, businesses, financial position, results of operations and cash flows.

International, federal, state, provincial and local laws and regulations relating to environmental, health and safety matters affect us in several ways. In the United States, products containing pesticides generally must be registered with the EPA, and similar state agencies before they can be sold or applied. The failure to obtain or the cancellation of any such registration, or the withdrawal from the marketplace of such pesticides, could have an adverse effect on our businesses, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The pesticides we use are manufactured by independent third parties and are evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a pesticide we use will be limited or will not be re‑registered for use in the United States. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations.

In addition, the use of certain pesticide products is regulated by various international, federal, state, provincial and local environmental and public health agencies. Although we strive to comply with such laws and regulations and have processes in place designed to achieve compliance, given our dispersed locations, distributed operations and numerous associates, we may be unable to prevent violations of these or other laws and regulations from occurring. Even if we are able to comply with all such laws and regulations and obtain all necessary registrations and licenses, the pesticides or other products we apply or use, or the manner in which we apply or use them, could be alleged to cause injury to the environment, to people or to animals, or such products could be banned in certain circumstances. The laws and regulations may also apply to third‑party vendors who are hired to repair or remediate property and who may fail to comply with environmental laws, health and safety laws and regulations and subject us to risk of legal exposure. The costs of compliance, non‑compliance, investigation, remediation, combating reputational harm or defending civil or criminal proceedings, products liability, personal injury or other lawsuits could have a material adverse impact on our reputation, businesses, financial position, results of operations and cash flows.

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

On January 20, 2017, Terminix International USVI, LLC (“TMX USVI”) and The Terminix International Company Limited Partnership (“TMX LP”), each an indirect, wholly-owned subsidiary of the Company, entered into a revised Plea Agreement (the “Plea Agreement”) in connection with the investigation initiated by the United States Department of Justice Environmental Crimes Section (the “DOJ”) into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands. The Plea Agreement was intended to resolve four misdemeanor charges of violations of the Federal Insecticide, Fungicide, and Rodenticide Act related to improper applications of methyl bromide. At a hearing on November 20, 2017, TMX USVI and TMX LP were sentenced for pleading guilty to four misdemeanor charges of violations of the Federal Insecticide, Fungicide, and Rodenticide Act related to improper applications of methyl bromide. Under the terms of sentencing handed down (i) TMX USVI and TMX LP each paid a fine of $4.6 million (total of $9.2 million); (ii) TMX USVI and TMX LP paid a total of $1.2 million to the EPA for costs incurred by the EPA for the response and clean-up of the affected units at the resort in St. John; and (iii) both TMX USVI and TMX LP will serve a five-year probation period. In lieu of the $1 million community service payment that was proposed in the Plea Agreement, the court required TMX USVI and TMX LP to provide for training certification courses with respect to pesticide application and safety in the U.S. Virgin Islands over the next five years. We have recorded a $0.5 million charge for this training program.

The Company has previously recorded within Fumigation related matters in the consolidated statement of operations and comprehensive income total charges of $10 million in connection with the aforementioned criminal matter as of December 31, 2016. As a result of the sentencing, we have recorded an additional $0.9 million in charges in the fourth quarter of 2017.

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

In providing our services, we use, among other things, pesticides and other chemicals. Public perception that the products we use and the services we deliver are not environmentally friendly or safe or are harmful to humans or animals, whether justified or not, or our improper application of these chemicals, could reduce demand for our services, increase regulation or government restrictions or actions, result in fines or penalties, impair our reputation, involve us in litigation, damage our brand names and otherwise have a material adverse impact on our businesses, financial position, results of operations and cash flows.

Laws and government regulations applicable to our businesses and lawsuits, enforcement actions and other claims by third parties or governmental authorities could increase our legal and regulatory expenses, and impact our businesses, financial position, results of operations and cash flows.

Our businesses are subject to significant international, federal, state, provincial and local laws and regulations. These laws and regulations include laws relating to consumer protection, home warranties, real estate, wage and hour requirements, franchising, the employment of immigrants, labor relations, permitting and licensing, building code requirements, workers’ safety, the environment, insurance coverages, sales tax collection and remittance, employee benefits, marketing (including, without limitation, telemarketing) and advertising, the application and use of pesticides and other chemicals. In particular, we anticipate that various international, federal, state, provincial and local governing bodies may propose additional legislation and regulation that may be detrimental to our businesses or may substantially increase our operating costs, including increases in the minimum wage; environmental regulations related to chemical use, climate change, equipment efficiency standards, refrigerant production and use and other environmental matters; health care coverage; or “do‑not‑call” or other marketing regulations. While we do not consider ourselves to be an insurance company, the IRS or state agencies could deem us to be taxed as such, which could impact the timing of our tax payments.

In addition, new federal tax legislation was enacted in December 2017. This legislation made significant changes to the U.S. Internal Revenue Code, many of which are highly complex and may require interpretations and implementing regulations. As a result, we may incur meaningful expenses (including professional fees) as the new legislation is implemented. The expected impact of certain aspects of the legislation is unclear and subject to change.

We are also subject to various consumer protection laws and subject to receiving inquiries or investigative demands by regulatory bodies, including the Bureau of Consumer Financial Protection and state attorneys general and other state agencies. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our businesses and changes to such requirements may adversely affect our businesses, financial position, results of operations and cash flows. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in lawsuits, enforcement actions and other claims by third parties or governmental authorities, suffer harm to our reputation, suffer the loss of licenses or incur penalties that may affect how our businesses are operated, which, in turn, could have a material adverse impact on our businesses, financial position, results of operations and cash flows.

We are dependent on labor availability at our customer care centers and branches.

Our ability to conduct our operations is in part affected by our ability to increase our labor force, including on a seasonal basis at our customer care centers, which may be adversely affected by a number of factors. In the event of a labor shortage, we could experience difficulty in responding to customer calls in a timely fashion or delivering our services in a high‑quality or timely manner, and could be forced to increase wages to attract and retain associates, which would result in higher operating costs and reduced profitability. Long wait times by customers during peak operating times could have a material adverse impact on our reputation, businesses, financial position, results of operations and cash flows.

New decisions and rules by the National Labor Relations Board, including “expedited elections” and restrictions on appeals, could lead to increased organizing activities at our subsidiaries or franchisees. If these labor organizing activities were successful, it could further increase labor costs, decrease operating efficiency and productivity in the future, or otherwise disrupt or negatively impact our operations. In addition, potential competition from key associates who leave ServiceMaster could impact our ability to maintain our segment share in certain geographic areas.

Our franchisees, subcontractors, third‑party distributors and vendors could take actions that could harm our businesses.

For the years ended December 31, 2017 and 2016, $143 million and $135 million, respectively, of our consolidated revenue was received in the form of franchise revenues. Accordingly, our financial results are dependent in part upon the operational and financial success of our franchisees. Our franchisees, subcontractors, third‑party distributors and vendors are contractually obligated to operate their businesses in accordance with the standards set forth in our agreements with them. Each franchising brand also provides training and support to franchisees. However, franchisees, subcontractors, third‑party distributors and vendors are independent third parties that we do not control, and who own, operate and oversee the daily operations of their businesses. As a result, the ultimate success of any franchise operation rests with the franchisee. If franchisees do not successfully operate their businesses in a manner consistent with required standards, royalty payments to us will be adversely affected and our brands’ image and reputation could be harmed, which in turn could adversely impact our business, financial position, results of operations and cash flows. Similarly, if third‑party distributors, subcontractors, vendors and franchisees do not successfully operate their businesses in a manner consistent with required laws, standards and regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third‑party distributors, subcontractors, vendors and franchisees. In addition, our relationship with our franchisees, third‑party distributors, subcontractors and vendors could become strained (including resulting in litigation) as we impose new standards or assert more rigorous enforcement practices of the existing required standards. These strains in our relationships or claims could have a material adverse impact on our reputation, businesses, financial position, results of operations and cash flows.

From time to time, we receive communications from our franchisees regarding complaints, disputes or questions about our practices and standards in relation to our franchised operations and certain economic terms of our franchise arrangements. If franchisees or groups representing franchisees were to bring legal proceedings against us, we would vigorously defend against the claims in any such proceeding, but our reputation, businesses, financial position, results of operations and cash flows could be materially adversely impacted and the price of our common stock could decline.

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

Any disruption in our information technology systems, including capacity limitations, instabilities, or failure to operate as expected, could, depending on the magnitude of the problem, adversely impact our business, financial position, results of operations and cash flows, including by limiting our capacity to monitor, operate and control our operations effectively. Failures of our information technology systems could also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and associates. If our disaster recovery plans do not work as anticipated, or if the third‑party vendors to which we have outsourced certain information technology, contact center or other services fail to fulfill their obligations to us, our operations may be adversely affected, and any of these circumstances could adversely affect our reputation, businesses, financial position, results of operations and cash flows.

Changes in the services we deliver or the products we use could affect our reputation, businesses, financial position, results of operations and cash flows and our future plans.

Our financial performance is affected by changes in the services and products we offer to customers. There can be no assurance that our strategies or product offerings will succeed in increasing revenue and growing profitability. An unsuccessful execution of strategies, including the rollout or adjustment of our new services or products or sales and marketing plans, could cause us to reevaluate or change our business strategies and could have a material adverse impact on our reputation, businesses, financial position, results of operations and cash flows.

If we fail to protect the security of personal information about our customers, associates and third parties, we could be subject to interruption of our business operations, private litigation, reputational damage and costly penalties.

We rely on, among other things, commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information of customers, associates and third parties, such as payment cards and personal information. The systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are central to meeting standards set by the payment card industry (“PCI”). We continue to evaluate and modify these systems and protocols for PCI compliance purposes, and such PCI standards may change from time to time. Activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of these systems. Any compromises, breaches or errors in applications related to these systems or failures to comply with standards set by the PCI could cause damage to our reputation and interruptions in our operations, including customers’ ability to pay for services and products by credit card or their willingness to purchase our services and products and could result in a violation of applicable laws, regulations, orders, industry standards or agreements and subject us to costs, penalties and liabilities. We are subject to risks caused by data breaches and operational disruptions, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists. The frequency of data breaches of companies and governments have increased in recent years as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The occurrence of any of these events could have a material adverse impact on our reputation, businesses, financial position, results of operations and cash flows.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our businesses.

Our ability to compete effectively depends in part on our rights to proprietary information, service marks, trademarks, trade names and other intellectual property rights we own or license, particularly our registered brand names, ServiceMaster, Terminix, American Home Shield, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec. We have not sought to register or protect every one of our marks either in the United States or in every country in which they are or may be used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States. If we are unable to protect our proprietary information and intellectual property rights, including brand names, it could cause a material adverse impact on our reputation, businesses, financial position, results of operations and cash flows. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products, services or activities infringe their intellectual property rights.

Future acquisitions or other strategic transactions could negatively affect our reputation, businesses, financial position, results of operations and cash flows.

We may pursue strategic transactions in the future, which could involve acquisitions or dispositions of businesses or assets such as our previously announced intention to spin off our American Home Shield business to our stockholders. Any future strategic transaction could involve integration or implementation challenges, business disruption or other risks, or change our business profile significantly. Any inability on our part to consolidate and manage growth from acquired businesses or successfully implement other strategic transactions could have an adverse impact on our reputation, businesses, financial position, results of operations and cash flows. Any acquisition that we make may not provide us with the benefits that were anticipated when entering into such acquisition. The process of integrating an acquired business may create unforeseen difficulties and expenses, including the diversion of resources needed to integrate new businesses, technologies, products, personnel or systems; the inability to retain associates, customers and suppliers; the assumption of actual or contingent liabilities (including those relating to the environment); failure to effectively and timely adopt and adhere to our internal control processes and other policies; write‑offs or impairment charges relating to goodwill and other intangible assets; unanticipated liabilities relating to acquired businesses; and potential expense associated with litigation with sellers of such businesses. Any future disposition transactions could also impact our businesses and may subject us to various risks, including failure to obtain appropriate value for the disposed businesses, post‑closing claims being levied against us and disruption to our other businesses during the sale process or thereafter.

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

We are subject to various restrictive covenants that could materially adversely impact our businesses, financial position, results of operations and cash flows.

From time to time, we enter into noncompetition agreements or other restrictive covenants (e.g., exclusivity, take or pay and non‑solicitation obligations), including in connection with business dispositions or strategic contracts, that restrict us from entering into lines of business or operating in certain geographic areas into which we may desire to expand our businesses. We also are subject to various non‑solicitation and no‑hire covenants that may restrict our ability to solicit potential customers or associates. In connection with the proposed spin-off of the American Home Shield business, we expect to enter into noncompetition, non-solicitation and no-hire covenants and restrictive agreements. If we do not comply with such restrictive covenants, or if a dispute arises regarding the scope and interpretation thereof, litigation could ensue, which could have an adverse impact on our businesses, financial position, results of operations and cash flows. Further, to the extent that such restrictive covenants prevent us from taking advantage of business opportunities, our businesses, financial position, results of operations and cash flows may be adversely impacted.

Our business process outsourcing initiatives have increased our reliance on third‑party vendors and may expose our businesses to harm upon the termination or disruption of our third‑party vendor relationships.

Our strategy to increase profitability, in part, by reducing our costs of operations includes the implementation of certain business process outsourcing initiatives. Any disruption, termination or substandard performance of these outsourced services, including possible breaches by third‑party vendors of their agreements with us, could adversely affect our brands, reputation, customer relationships, financial position, results of operations and cash flows. Also, to the extent a third‑party outsourcing provider relationship is terminated, there is a risk of disputes or litigation and that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that we consider favorable, and even if we find an alternate provider, or choose to insource such services, there are significant risks associated with any transitioning activities. In addition, to the extent we decide to terminate outsourcing services and insource such services, there is a risk that we may not have the capabilities to perform these services internally, resulting in a disruption to our businesses, which could adversely impact our reputation, businesses, financial position, results of operations and cash flows. We could incur costs, including personnel and equipment costs, to insource previously outsourced services like these, and these costs could adversely affect our results of operations and cash flows.

Our future success depends on our ability to attract, retain and maintain positive relations with trained workers and third‑party contractors.

Our future success and financial performance depend substantially on our ability to attract, train and retain workers, attract and retain third‑party contractors and ensure third‑party contractor compliance with our policies and standards and performance expectations. However, these third‑party contractors are independent parties that we do not control, and who own, operate and oversee the daily operations of their individual businesses. If third‑party contractors do not successfully operate their businesses in a manner consistent with required laws, standards and regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third‑party contractors. In addition, our relationship with our third‑party contractors could become strained (including resulting in litigation) as we impose new standards or assert more rigorous enforcement practices of the existing required standards and performance expectations. When a contractor relationship is terminated, there is a risk that we may not be able to enter into a similar agreement with an alternate contractor in a timely manner or on favorable terms. We could incur costs to transition to other contractors, and these costs could materially adversely affect our results of operations and cash flows.

We are also dependent on vendors for replacement appliances, systems and parts and the ability to rely on the pricing for such in the contracts we negotiate with these vendors. If we cannot obtain the replacement appliances, systems or parts from vendors within our existing stable of vendors to satisfy consumer claims, we may be forced to obtain replacement appliances, systems and parts from other vendors at higher costs, which could have a material adverse impact on our businesses, financial position, results of operations and cash flows.

Risks Related to Our Substantial Indebtedness

We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our businesses and satisfy our obligations.

As of December 31, 2017, we had approximately $2.8 billion of total consolidated long-term indebtedness, including the current portion of long-term debt, outstanding.

As of December 31, 2017, there were $33 million of letters of credit outstanding and $267 million of available borrowing capacity under the Revolving Credit Facility. In addition, we are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to you. Because of our substantial indebtedness:

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

A significant portion of our outstanding indebtedness, including indebtedness incurred under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of December 31, 2017, each one percentage point change in interest rates would result in an approximately $10 million change in the annual interest expense on the Term Loan Facility after considering the impact of the effective interest rate swaps. Assuming all revolving loans were fully drawn as of December 31, 2017, each one percentage point change in interest rates would result in an approximately $3 million change in annual interest expense on the Revolving Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness.

A lowering or withdrawal of the ratings, outlook or watch assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our indebtedness currently has a non‑investment grade rating, and any rating, outlook or watch assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, current or future circumstances relating to the basis of the rating, outlook or watch, such as adverse changes to our businesses, so warrant. Any future lowering of our ratings, outlook or watch likely would make it more difficult or more expensive for us to obtain additional debt financing.

The agreements and instruments governing our indebtedness contain restrictions and limitations that could significantly impact our ability to operate our businesses.

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

The restrictions in the agreements governing the Credit Facilities and the instruments governing our other indebtedness may prevent us from taking actions that we believe would be in the best interest of our businesses and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We may be unable to refinance our indebtedness, at maturity or otherwise, on terms acceptable to us, or at all.

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

There are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at ServiceMaster Acceptance Company Limited Partnership (“SMAC”). The payment of ordinary and extraordinary dividends by our home service plan and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of December 31, 2017, the total net assets subject to these third-party restrictions was $192 million. Such limitations are expected to be in effect for the foreseeable future.

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

ServiceMaster’s operations are conducted entirely through our subsidiaries, and our ability to generate cash to fund our operations and expenses, to pay dividends or to meet debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries through dividends or intercompany loans. Deterioration in the financial condition, earnings or cash flow of our subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that ServiceMaster needs funds, and its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our businesses, financial condition, results of operations or prospects.

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

The market price of our common stock may be volatile and could decline.

The market price of our common stock may fluctuate significantly. Among the factors that could affect our stock price are:

•	market reaction to our proposed spin-off of the American Home Shield business;
•	industry or general market conditions;
•	domestic and international economic factors unrelated to our performance;
•	lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•	changes in our customers’ preferences;
•	new regulatory pronouncements and changes in regulatory guidelines;
•	actual or anticipated fluctuations in our quarterly operating results;
•	changes in securities analysts’ estimates of our financial performance or lack of research coverage and reports by industry analysts;
•	action by institutional stockholders or other large stockholders;
•	failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices;
•	announcements by us of significant impairment charges;
•	speculation in the press or investment community;
•	investor perception of us and our industry;
•	changes in market valuations or earnings of similar companies;
•	announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships;
•	war, terrorist acts and epidemic disease;
•	any future sales of our common stock or other securities; and
•	additions or departures of key personnel.

The stock markets have experienced volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against the affected company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which would harm our businesses, operating results and financial condition.

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

In July 2014, we filed a registration statement on Form S-8 under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of (i) stock options granted under these plans and (ii) other equity based awards granted under the ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan (“Omnibus Incentive Plan”), including approximately 4.5 million shares of our common stock that have been sold in the public market through the exercise of stock options as of December 31, 2017, are freely tradable under the Securities Act, unless purchased by our affiliates. As of December 31, 2017, there were stock options outstanding to purchase a total of 1,125,162 shares of our common stock, there were 571,924 shares of our common stock subject to restricted stock units and there were 93,928 shares of our common stock subject to performance share units. In addition, 6,455,971 shares of our common stock are reserved for future issuances under our Omnibus Incentive Plan.

On February 24, 2015, our board of directors approved and recommended for approval by our stockholders the ServiceMaster Global Holdings, Inc. Employee Stock Purchase Plan (“Employee Stock Purchase Plan”), which became effective for offering periods commencing July 1, 2015. The Employee Stock Purchase Plan is intended to qualify for the favorable tax treatment under Section 423 of the Code. Under the plan, eligible employees of the Company may purchase common stock, subject to IRS limits, during pre-specified offering periods at a discount established by the Company not to exceed ten percent of the then current fair market value. On April 27, 2015, our stockholders approved the Employee Stock Purchase Plan with a maximum of one million shares of common stock authorized for sale under the plan. On November 3, 2015, we filed a registration statement on Form S-8 under the Securities Act to register the one million shares of common stock that may be issued under the Employee Stock Purchase Plan and, as a result, all shares of common stock acquired under the Employee Stock Purchase Plan will be freely tradable under the Securities Act, unless purchased by our affiliates. As of December 31, 2017, 843,584 shares of our common stock are reserved for future issuances under the Employee Stock Purchase Plan. As a result of the planned American Home Shield spin-off described in Note 1 to the consolidated financial statements, the Employee Stock Purchase Plan was suspended effective January 1, 2018.

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

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our businesses, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our businesses. If one or more of the analysts that covers our common stock downgrades our stock or publishes misleading or unfavorable research about our businesses, our stock price would likely decline. If one or more of the analysts ceases coverage of our common stock or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our common stock price or trading volume to decline.

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

We do not intend to pay cash dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not intend to declare and pay cash dividends on our common stock for the foreseeable future. We currently intend to use our future earnings, if any, to repay debt, to repurchase shares of our common stock, to fund our growth, to develop our businesses and for working capital needs and general corporate purposes. Therefore, you are not likely to receive any cash dividends on your common stock for the foreseeable future, and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. In addition, ServiceMaster’s operations are conducted almost entirely through our subsidiaries. As such, to the extent that we determine in the future to pay cash dividends on our common stock, none of our subsidiaries will be obligated to make funds available to ServiceMaster for the payment of dividends. Further, the agreements governing the Credit Facilities may restrict the ability of our subsidiaries to pay dividends, make loans or otherwise transfer assets to us. In addition, the payment of ordinary and extraordinary dividends by our subsidiaries that are regulated as insurance, home service, or similar companies is subject to applicable state law limitations.

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

There may be substantial changes in our stockholder base.

As a result of the proposed spin-off of the American Home Shield business, many ServiceMaster investors may elect to sell ServiceMaster shares because ServiceMaster’s business profile will be changing. This may not be aligned with a holder’s investment strategy and may cause the holder to sell the shares of ServiceMaster common stock either before or after the distribution. As a result, our stock price may decline or experience volatility as our stockholder base changes.

Risks Related to the Spin-off of the American Home Shield Business

The proposed American Home Shield spin-off is subject to various risks and uncertainties, and may not be completed on the terms or timeline currently contemplated, if at all.

On July 26, 2017, we announced our plan to spin-off our American Home Shield business. The spin-off, which is expected to be completed in the third quarter of 2018, is subject to customary conditions, including the effectiveness of a Registration Statement on Form 10, receipt of a favorable ruling from the IRS concerning certain tax matters and final approval by the Company’s board of directors. There can be no assurance that the spin-off of American Home Shield will be completed. Unanticipated developments in the proposed spin-off, including, but not limited to, with respect to covenant waivers, regulatory approvals or clearances, receipt of a favorable ruling from the IRS, uncertainty of the financial markets and challenges in establishing infrastructure or processes, could delay or prevent the completion of the proposed spin-off or cause the proposed spin-off to occur on terms or conditions that are different from those currently expected.

The proposed American Home Shield spin-off may be more expensive or challenging than anticipated, which may materially and adversely affect our financial position, results of operations and cash flows.

Executing the proposed spin-off will require us to incur costs, and could distract the attention of our senior management and key employees, which could disrupt operations and result in the loss of business opportunities, which could adversely affect our businesses, financial condition, and results of operations. We may also experience increased difficulties in attracting, retaining and motivating key employees during the pendency of the spin-off and following its completion, which could harm our financial position, results of operations and cash flows.

We may not achieve some or all of the expected benefits of the spin-off, and the spin-off may materially and adversely affect our financial position, results of operations and cash flows.

Even if the proposed spin-off is completed, we may not realize some or all of the anticipated strategic, operational, marketing, financial or other benefits from the spin-off, or the realization of such benefits may be delayed. The spin-off and distribution are expected to provide the following benefits, among others:

•	a distinct investment identity allowing investors to evaluate the merits, strategy, performance and future prospects of our businesses separately from American Home Shield;
•	more efficient allocation of capital for both ServiceMaster and American Home Shield;

•	enhanced management focus to more effectively pursue distinct operating priorities and strategies at ServiceMaster and American Home Shield;
•	the ability to pursue value‑enhancing acquisitions with fewer regulatory obstacles in two consolidating industries; and
•

facilitation of incentive compensation arrangements for employees and management that are more directly tied to the performance of the relevant company’s business, and enhancement of employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives.

We may not achieve these and other anticipated benefits for a variety of reasons, including, among others that: (a) the spin-off will require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our businesses; (b) following the spin-off and distribution, we may be more susceptible to market fluctuations and other adverse events; (c) following the spin-off and distribution, our businesses will be less diversified than prior to the spin-off and distribution; and (d) the other actions required to separate the respective businesses could disrupt operations. If we fail to achieve some or all of the benefits expected to result from the spin-off, or if such benefits are delayed, it could have a material adverse effect on our financial position, results of operations and cash flows.

Moreover, the spin-off may adversely affect our businesses. Separating the businesses may result in increased costs that could negatively impact the balance sheet, income statement and cash flows of each business. Additionally, if the proposed spin-off is completed, both companies will be smaller, less diversified companies with a narrower business focus and may be more vulnerable to changing market conditions and competitive pressures, which could materially and adversely affect their respective businesses, financial conditions and results of operations. There can be no assurance that the combined value of the common stock of the two publicly traded companies following the completion of the proposed spin-off will be equal to or greater than what the value of our common stock would have been had the proposed spin-off not occurred.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters and the headquarters for Terminix are located in leased premises at 860 Ridge Lake Boulevard, Memphis, Tennessee. The headquarters for American Home Shield and the Franchise Services Group are currently located in leased premises at 889 Ridge Lake Boulevard, Memphis, Tennessee. In 2016, we entered into an office lease agreement with Peabody Place Centre GP that will result in the relocation of our corporate headquarters, which we refer to as our Global Service Center, to downtown Memphis, Tennessee. Effective March 1, 2018, the address for our Global Service Center will be 150 Peabody Place, Memphis, Tennessee 38103.  We terminated our lease agreement for our headquarters at 860 Ridge Lake Boulevard during the first quarter of 2018.

We and our operating companies own and lease a variety of facilities, principally in the United States, for branch and service center operations and for office, storage, customer care centers and data processing space. Our Terminix business leases four customer care centers throughout the U.S. that field inbound claims calls and initiate sales calls in Dallas, Texas; Memphis, Tennessee; Phoenix, Arizona; and Tampa, Florida. Our American Home Shield business operates five customer care centers in Carroll, Iowa; LaGrange, Georgia; Memphis, Tennessee; Phoenix, Arizona; and Salt Lake City, Utah. The facilities in Carroll and LaGrange are owned and the facilities in Memphis, Phoenix and Salt Lake City are leased. In addition, we lease space for a training facility and a product warehouse in Memphis, Tennessee. Our branches are strategically located to optimize route efficiency, market coverage and branch overhead. The following table identifies the number of owned and leased facilities, other than the headquarter properties listed above, used by each of our reportable segments as of December 31, 2017. We believe that these facilities, when considered with the Global Service Center, customer care center facilities, offices and training facilities described above, are suitable and adequate to support the current needs of its business.

	Owned	Leased
Reportable Segment	Facilities	Facilities
Terminix	17	326
American Home Shield	2	5
Franchise Services Group	—	5

ITEM 3. LEGAL PROCEEDINGS

On January 20, 2017, TMX USVI and TMX LP, each an indirect, wholly-owned subsidiary of the Company, entered into a revised Plea Agreement in connection with the investigation initiated by the DOJ into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands. The Plea Agreement was intended to resolve four misdemeanor charges of violations of the Federal Insecticide, Fungicide, and Rodenticide Act related to improper applications of methyl bromide. At a hearing on November 20, 2017, TMX USVI and TMX LP were sentenced for pleading guilty to four misdemeanor charges of violations of the Federal Insecticide, Fungicide, and Rodenticide Act related to improper applications of methyl bromide. Under the terms of sentencing handed down (i) TMX USVI and TMX LP each paid a fine of $4.6 million (total of $9.2 million); (ii) TMX USVI and TMX LP paid a total of $1.2 million to the EPA for costs incurred by the EPA for the response and clean-up of the affected units at the resort in St. John; and (iii) both TMX USVI and TMX LP will serve a five-year probation period. In lieu of the $1 million community service payment that was proposed in the Plea Agreement, the court required TMX USVI and TMX LP to provide for training certification courses with respect to pesticide application and safety in the U.S. Virgin Islands over the next five years. We have recorded a $0.5 million charge for this training program.

The Company has previously recorded within Fumigation related matters in the consolidated statement of operations and comprehensive income total charges of $10 million in connection with the aforementioned criminal matter as of December 31, 2016. As a result of the sentencing, we have recorded an additional $0.9 million in charges in the fourth quarter of 2017.

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

In addition to the above matters, the EPA has advised the Company that it has investigated potential pesticide misapplications in Hawaii. The Company has reached an agreement to resolve the investigation with the EPA for an amount less than $170,000. The resolution is subject to completion of a consent agreement with EPA.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE under the symbol ‘‘SERV.’’ Our common stock began trading on the NYSE on June 26, 2014. As of February 23, 2018, there were approximately 11 registered holders of our common stock.

The following table sets forth the high and low sale prices per share of our common stock during 2017 and 2016 as reported on the NYSE:

	High Sales Price	Low Sales Price
2017:
First Quarter	$41.81	$36.66
Second Quarter	$42.45	$36.34
Third Quarter	$48.48	$38.78
Fourth Quarter	$52.87	$43.75
2016:
First Quarter	$42.21	$34.36
Second Quarter	$40.41	$34.28
Third Quarter	$41.49	$33.28
Fourth Quarter	$39.47	$32.41

The graph below presents our cumulative total stockholder returns relative to the performance of the Standard & Poor’s 500 Composite Stock Index and Standard & Poor’s 400 Consumer Services Index, commencing on June 26, 2014, our initial day of trading. The graph assumes $100 invested at the opening price of our common stock on NYSE and each index on June 26, 2014.

Dividends

We did not pay any cash dividends in 2015, 2016 or 2017. We do not intend to declare or pay cash dividends on our common stock for the foreseeable future. If the American Home Shield spin-off is completed, we expect to pay a dividend of shares of common stock of American Home Shield to ServiceMaster stockholders. We currently intend to use our future earnings, if any, to repay debt, to repurchase shares of our common stock, to fund our growth, to develop our business and for working capital needs and general corporate purposes. Our ability to pay cash dividends to holders of our common stock may be restricted by the Credit Facilities, insofar as we may seek to pay dividends out of funds made available to us by our subsidiaries. Any future determination to pay dividends on our common stock is subject to the discretion of our board of directors and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that our board of directors may deem relevant. See “Liquidity—Limitations on Distributions and Dividends by Subsidiaries” for a description of the impact of our restrictions under our debt instruments on our ability to pay dividends.

Share Repurchase Program

On February 23, 2016, our board of directors authorized a three-year share repurchase program, under which we may repurchase up to $300 million of outstanding shares of our common stock. As of December 31, 2017, we have repurchased $145 million of outstanding shares under this program, which is included in treasury stock on the consolidated statements of financial position. We expect to fund the share repurchases from net cash provided from operating activities. The share repurchase program is part of our capital allocation strategy that focuses on sustainable growth and maximizing stockholder value.

Issuer Purchases of Equity Securities

					Maximum dollar
				Total number of	value of shares
				shares purchased as	that may yet be
			Average	part of publicly	purchased under the
	Total number of		price paid	announced plans or	plans or programs
Period	shares purchased		per share	programs	(in millions)(1)
Jan. 1, 2017 through Mar. 31, 2017	1,338,426	(2)	$38.04	1,338,426	$189
Apr. 1, 2017 through June 30, 2017	871,571	(2)	$38.67	871,571	$155
July 1, 2017 through Sept. 30, 2017	833	(3)	$40.39	N/A	N/A
Q4 2017:
Oct. 1, 2017 through Oct. 31, 2017	—		$—	N/A	N/A
Nov. 1, 2017 through Nov. 30, 2017	—		$—	N/A	N/A
Dec. 1, 2017 through Dec. 31, 2017	1,299	(3)	$49.20	N/A	N/A
Oct. 1, 2017 through Dec. 31, 2017	1,299		$49.20	N/A	N/A
Total	2,212,129		$38.29	2,209,997	$155

___________________________________

(1)	On February 23, 2016, our board of directors authorized a three-year share repurchase program, under which we may repurchase up to $300 million of outstanding shares of our common stock.
(2)	Shares were acquired as part of our share repurchase program.
(3)	Shares were acquired upon net settlement of deferred stock units (“DSUs”) to cover withholding tax obligations.

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

Five-Year Financial Summary

	Year Ended December 31,
(In millions, except per share data)	2017	2016	2015	2014	2013
Operating Results:
Revenue	$2,912	$2,746	$2,594	$2,457	$2,293
Cost of services rendered and products sold	1,552	1,448	1,375	1,298	1,220
Selling and administrative expenses	773	711	666	669	691
401(k) Plan corrective contribution(1)	(3)	2	23	—	—
Fumigation related matters(2)	4	93	9	—	—
Insurance reserve adjustment(3)	—	23	—	—	—
Impairment of software and other related costs(4)	2	1	—	47	—
Consulting agreement termination fees(5)	—	—	—	21	—
Interest expense	150	153	167	219	247
Loss on extinguishment of debt(6)	6	32	58	65	—
Income from continuing operations	509	155	162	43	42
Net Income (Loss)	510	155	160	(57)	(507)
Cash dividends per share	$—	$—	$—	$—	$—
Weighted-average shares outstanding:
Basic	134.4	135.3	135.0	112.8	91.6
Diluted	135.4	137.3	136.6	113.8	92.2
Basic Earnings Per Share -- Continuing Operations	$3.79	$1.15	$1.20	$0.38	$0.46
Diluted Earnings Per Share -- Continuing Operations	$3.76	$1.13	$1.19	$0.38	$0.46
Financial Position (as of period end):
Total assets	$5,646	$5,386	$5,098	$5,028	$5,760
Total long-term debt	2,787	2,831	2,752	3,026	3,867
Total shareholders' equity	1,167	686	545	359	23
Cash Flow Data:
Net cash provided from operating activities from continuing operations	$413	$325	$398	$289	$208
Net cash used for investing activities from continuing operations	(85)	(133)	(98)	(56)	(70)
Net cash used for financing activities from continuing operations	(152)	(102)	(381)	(312)	(78)
Other Non-GAAP Financial Data:
Adjusted EBITDA(7)	$678	$667	$622	$557	$450
Adjusted EBITDA Margin(8)	23.3%	24.3%	24.0%	22.7%	19.6%
Free Cash Flow(9)	$338	$270	$358	$274	$169

__________________________________

(1)	Represents costs related to the 401(k) Plan described in Note 10 to the consolidated financial statements.
(2)	Represents charges for fumigation related matters described in Note 9 to the consolidated financial statements.
(3)

Represents an adjustment to the Company’s accrued self-insured claims related to automobile, general liability and workers’ compensation risk described in Note 9 to the consolidated financial statements.

(4)

For 2017 and 2016, represents the impairment of software and other related costs described in Note 2 to the consolidated financial statements. For 2014, represents an impairment charge related to the Company’s decision to abandon its effort to deploy a new operating system at American Home Shield.

(5)	Represents consulting agreement termination fees incurred in 2014 to terminate agreements with the private equity firms that owned the Company prior to our initial public offering in 2014.
(6)

For 2017, 2016 and 2015, represents a loss on extinguishment of debt as described in Note 11 to the consolidated financial statements. For 2014, represents a loss on extinguishment of debt related to the redemption of the then-existing credit facility in connection with our initial public offering.

(7)

We use Adjusted EBITDA to facilitate operating performance comparisons from period to period. Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or any other performance measures derived in accordance with GAAP or as an alternative to net cash provided by operating activities or any other measures of our cash flow or liquidity.  Adjusted EBITDA means net income (loss) before: (gain) loss from discontinued operations, net of income taxes; (benefit) provision for income taxes; loss on extinguishment of debt; interest expense; depreciation and amortization expense; 401(k) Plan corrective contribution; fumigation related matters; insurance reserve adjustment; non-cash stock-based compensation expense; restructuring charges; gain on sale of Merry Maids branches; non-cash impairment of software and other related costs; management and consulting fees; consulting agreement termination fees; and other non-operating expenses.

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

The following table sets forth Adjusted EBITDA for each of our reportable segments and Corporate and reconciles Net Income (Loss) to total Adjusted EBITDA for the periods presented, which we consider to be the most directly comparable GAAP financial measure:

	Year Ended December 31,
(In millions)	2017	2016	2015	2014	2013
Net Income (Loss)	$510	$155	$160	$(57)	$(507)
Depreciation and amortization expense	103	94	84	100	99
401(k) Plan corrective contribution(a)	(3)	2	23	—	—
Fumigation related matters(b)	4	93	9	—	—
Insurance reserve adjustment(c)	—	23	—	—	—
Non-cash stock-based compensation expense(d)	12	13	10	8	4
Restructuring charges(e)	34	17	5	11	6
Gain on sale of Merry Maids branches(f)	—	(2)	(7)	(1)	—
Non-cash impairment of software and other related costs(g)	2	1	—	47	—
Management and consulting fees(h)	—	—	—	4	7
Consulting agreement termination fees(i)	—	—	—	21	—
(Gain) loss from discontinued operations, net of income taxes(j)	—	1	2	100	549
(Provision) benefit for income taxes	(139)	85	107	40	43
Loss on extinguishment of debt(k)	6	32	58	65	—
Interest expense	150	153	167	219	247
Other non-operating expenses(l)	—	—	3	—	2
Total Adjusted EBITDA	$678	$667	$622	$557	$450

Adjusted EBITDA:
Terminix	$330	$371	$347	$309	$266
American Home Shield	260	220	205	179	145
Franchise Services Group	87	79	77	78	78
Reportable Segment Adjusted EBITDA	$677	$670	$630	$566	$489
Corporate(m)	1	(3)	(9)	(9)	(39)
Total Adjusted EBITDA	$678	$667	$622	$557	$450

____________________________________________________________________

(a)

Represents costs related to the 401(k) Plan described in Note 10 to the consolidated financial statements. We exclude these charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(b)

Represents charges for fumigation related matters described in Note 9 to the consolidated financial statements. We exclude these charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(c)

Represents an adjustment to our accrued self-insured claims related to automobile, general liability and workers’ compensation risks. The adjustment is based on our detailed annual assessment of this actuarially determined accrual, which we complete the second quarter of each year. This adjustment relates to coverage periods of 2015 and prior. We have excluded this discrete second quarter 2016 adjustment from Adjusted EBITDA because we believe it does not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability. Adjustments to accrued self-insured claims related to this insurance program were not material for the year ended December 31, 2017, and were $4 million, $9 million, $13 million and $4 million in the years ended December 31, 2016, 2015, 2014 and 2013, respectively. Adjustments in each year were recorded as charges in total Adjusted EBITDA.

(d)

Represents the non‑cash expense of our equity‑based compensation. We exclude this expense from Adjusted EBITDA primarily because it is a non‑cash expense and because it is not used by management to assess ongoing operational performance. We believe excluding this expense from Adjusted EBITDA is useful to investors in aiding period-to-period comparability.

(e)

For 2017, 2016 and 2015, represents restructuring charges described in Note 8 to the consolidated financial statements. For 2014 and 2013, represents restructuring charges related primarily to the impact of a branch optimization program at Terminix, a reorganization of leadership at Franchise Services Group and an initiative to enhance capabilities and reduce costs in our corporate functions. We exclude these restructuring charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period‑to‑period comparability.

(f)	Represents the gain associated with the conversion of certain company-owned Merry Maids branches to franchises in 2014, 2015 and 2016 (the “branch conversions”).
(g)

Represents the impairment of software and other related costs described in Note 2 to the consolidated financial statements. We exclude non‑cash impairments from Adjusted EBITDA because we believe doing so is useful to investors in aiding period‑to‑period comparability.

(h)

Represents the amounts paid to certain of our Equity Sponsors under consulting agreements. We exclude these amounts from Adjusted EBITDA primarily because they are not reflective of ongoing operating results and because they are not used by management to assess ongoing operational performance. In addition, we have excluded these amounts from Adjusted EBITDA because the consulting agreements terminated in connection with our initial public offering.

(i)

Represents the consulting agreement termination fees to the consolidated financial statements. We exclude these amounts from Adjusted EBITDA because we believe doing so is useful to investors in aiding period-to-period comparability

(j)

Represents our loss in connection with the spin-off of TruGreen in 2014. See Note 7 to the consolidated financial statements for further discussion of the spin-off of TruGreen. We exclude these amounts from Adjusted EBITDA because these charges are not part of our ongoing operations and we believe doing so is useful to investors in aiding period-to-period comparability.

(k)

For 2017, 2016 and 2015, represents a loss on extinguishment of debt as described in Note 11 to the consolidated financial statements. For 2014, represents a loss on extinguishment of debt related to the partial redemptions of our 8% 2020 Notes and 7% 2020 Notes and the repayment on the then-existing term loan facilities. We believe excluding this expense from Adjusted EBITDA is useful to investors in aiding period-to-period comparability.

(l)

For 2015, primarily represents secondary offering expenses. For 2013, represents certain administrative expenses incurred in anticipation of our initial public offering. We exclude these amounts from Adjusted EBITDA because we believe doing so is useful to investors in aiding period-to-period comparability.

(m)	Represents unallocated corporate expenses.
(8)	Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of revenue.
(9)

Free Cash Flow is not a measurement of our financial performance or liquidity under GAAP and does not purport to be an alternative to net cash provided from operating activities from continuing operations or any other performance or liquidity measures derived in accordance with GAAP.  Free Cash Flow means (i) net cash provided from operating activities from continuing operations before cash paid for consulting agreement termination fees; (ii) less property additions, net of government grant fundings for property. Free Cash Flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for analyzing our results as reported under GAAP. Other companies in our industries may calculate Free Cash Flow or similarly titled non-GAAP financial measures differently, limiting its usefulness as a comparative measure.

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

The following table reconciles net cash provided from operating activities from continuing operations, which we consider to be the most directly comparable GAAP measure, to Free Cash Flow using data derived from our consolidated financial statements for the periods indicated:

	Year Ended December 31,
(In millions)	2017	2016	2015	2014	2013
Net Cash Provided from Operating Activities from Continuing Operations	$413	$325	$398	$289	$208
Cash paid for consulting agreement termination fees	—	—	—	21	—
Property additions, net of government grant fundings for property additions	(75)	(56)	(40)	(35)	(39)
Free Cash Flow	$338	$270	$358	$274	$169

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

Overview

Our core services include termite and pest control, home service plans, disaster restoration, janitorial, residential cleaning, cabinet and wood furniture repair and home inspection under the following leading brands: Terminix, American Home Shield, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec. Our operations for the periods presented in this report are organized into three reportable segments: Terminix, American Home Shield and Franchise Services Group.

American Home Shield Spin-off

On July 26, 2017, the Company announced that it intends to spin-off its American Home Shield business from the Company’s Terminix and Franchise Services Group businesses by means of a spin-off of the American Home Shield business to Company stockholders, resulting in two publicly traded companies. The spin-off would create two independent companies, each with an enhanced strategic focus, simplified operating structure, distinct investment identity and strong financial profile. The transaction is expected to be completed in the third quarter of 2018, subject to satisfaction of customary conditions, including the effectiveness of a Registration Statement on Form 10, receipt of a favorable ruling from the IRS concerning certain tax matters and final approval by the Company’s board of directors, and it is intended to qualify as a tax-free distribution to the Company’s stockholders for U.S. federal income tax purposes.

Our financial statements include nonrecurring costs incurred to evaluate, plan and execute the spin-off. These costs are primarily related to third-party consulting and other incremental costs directly associated with the spin-off process. Our results for 2017 include restructuring charges of $13 million related to the spin-off. We expect to incur restructuring charges of $35 million to $45 million in 2018 related to the spin-off. In addition, we expect incremental capital expenditures will be required to effect the spin-off in 2018 and will range from $20 million to $30 million, principally reflecting costs to replicate information technology systems historically shared by our business units.

The separation into two independent public companies is expected to result in dis-synergies, the cost of which could be material to our results of operations. These dis-synergies are primarily associated with corporate functions such as finance, legal, IT and human resources. We are currently evaluating the optimal structure of corporate functions to support the strategic objectives of these two separate publicly traded companies subsequent to the spin-off and thus are currently unable to estimate the amount of the dis-synergies or the division thereof between the two companies.

U.S. Federal Income Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act, the tax reform bill (the “Act” or “U.S. Tax Reform”) was signed into law. The Act includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35 percent to 21 percent which will reduce our effective tax rate and cash tax payments, beginning in 2018. The rate reduction took effect on January 1, 2018, however, the Act was signed in 2017 and had an immediate one-time effect of an income tax benefit of $271 million for the year ended December 31, 2017. See Note 5 to the consolidated financial statements for more details.

Some of the provisions of the Act have the potential to affect us adversely, including but not limited to: i) a limitation on the deductibility of U.S. interest expense, ii) an expansion to the limitation on the deductibility of certain employee compensation, iii) a change to the scope of the net income of our foreign subsidiaries that may be required to be included currently in our U.S. taxable income, iv) a change to the manner in which foreign income taxes are credited by us, and v) a tax imposed on certain payments to related foreign persons. This list is not comprehensive and represents our current views on the potential impacts of the Act. We do not expect those provisions to have a significant adverse impact on our effective tax rate or cash tax payments, however these views are subject to change as additional guidance becomes available and further analysis is completed.

Key Business Metrics

We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of the continuing operations of our businesses. These metrics include:

•	revenue,
•	operating expenses,
•	net income,
•	earnings per share,
•	Adjusted EBITDA,

•	organic revenue growth,
•	customer retention rates, and
•	growth in customer counts.

To the extent applicable, these measures are evaluated with and without impairment, restructuring and other charges that management believes are not indicative of the earnings capabilities of our businesses. We also focus on measures designed to monitor cash flow, including net cash provided from operating activities from continuing operations and free cash flow.

Revenue.  Our revenue results are primarily a function of the volume and pricing of the services and products provided to our customers by our businesses as well as the mix of services and products provided across our businesses. The volume of our revenue in Terminix and American Home Shield is impacted by new unit sales, the retention of our existing customers and acquisitions. We expect to continue our tuck-in acquisition program at Terminix and to periodically evaluate other strategic acquisitions. Revenue results in the Franchise Services Group are driven principally by royalty fees earned from our franchisees. We serve both residential and commercial customers, principally in the United States. In 2017, approximately 98 percent of our revenue was generated by sales in the United States.

Operating Expenses.  In addition to the impact of changes in our revenue results, our profitability (Net Income and Adjusted EBITDA) are affected by, among other things, the level of our operating expenses. A number of our operating expenses are subject to inflationary pressures, such as fuel, chemicals, raw materials, wages and salaries, employee benefits and health care, vehicles, contractor costs, household appliances and systems and repair parts, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs.

We have historically hedged a significant portion of our annual fuel consumption. Fuel costs for 2017, after the impact of the hedges and after adjusting for the impact of year-over-year changes in the number of gallons used, decreased $4 million compared to 2016, and fuel costs for 2016 decreased $5 million compared to 2015. Based on current Department of Energy fuel price forecasts, as well as hedges we have executed to date for 2018, we project that fuel prices for 2018 will decrease our fuel costs for 2018 by approximately $3 million compared to 2017.

After adjusting for the impact of year-over-year changes in the number of covered employees, health care and related costs for 2017 increased approximately $5 million compared to 2016 while costs in 2016 decreased approximately $6 million compared to 2015. We expect our health care costs in 2018 to increase approximately $2 million compared to 2017.

Net Income and Earnings Per Share.  Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options and RSUs are reflected in diluted earnings per share by applying the treasury stock method.

Adjusted EBITDA.  We evaluate performance and allocate resources based primarily on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before: (gain) loss from discontinued operations, net of income taxes; (benefit) provision for income taxes; loss on extinguishment of debt; interest expense; depreciation and amortization expense; 401(k) Plan corrective contribution; fumigation related matters; insurance reserve adjustment; non-cash stock-based compensation expense; restructuring charges; gain on sale of Merry Maids branches; non-cash impairment of software and other related costs; management and consulting fees; consulting agreement termination fees; and other non-operating expenses. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives, consulting agreements and equity-based, long-term incentive plans.

Organic Revenue Growth. We evaluate organic revenue growth to track performance of the business, including the impacts of sales, pricing, new service offerings and other growth initiatives. Organic revenue growth excludes revenue from acquired customers for 12 months following the acquisition date.

Customer Retention Rates and Customer Counts Growth.  Where applicable, we report our customer retention rates and growth in customer counts in order to track the performance of the business. Customer counts represents our recurring customer base, which includes customers with active contracts for recurring services. Retention rates are calculated as the ratio of ending customer counts to the sum of beginning customer counts, new sales and acquired accounts for the applicable period. These measures are presented on a rolling, 12-month basis in order to avoid seasonal anomalies. See “—Segment Review.”

Seasonality

We have seasonality in our business, which drives fluctuations in revenue and Adjusted EBITDA for interim periods. In 2017, approximately 22 percent, 28 percent, 27 percent and 23 percent of our revenue and approximately 20 percent, 31 percent, 29 percent and 20 percent of our Adjusted EBITDA was recognized in the first, second, third and fourth quarters, respectively.

Effect of Weather Conditions

The demand for our services and our results of operations are also affected by weather conditions, including the seasonal nature of our termite and pest control services, home inspection services and disaster restoration services. Weather conditions which have a potentially unfavorable impact to our business include cooler temperatures or droughts which can impede the development of termite swarms and lead to lower demand for our termite control services; and extreme temperatures which can lead to an increase in service requests related to household systems.  For example, in the third quarter of 2016, we experienced an increase in contract claims cost at American Home Shield driven by a higher number of HVAC work orders driven by high temperatures, and in the third quarter of 2017, our Terminix business was negatively impacted by hurricanes Harvey and Irma, which resulted in 53 branches, primarily in Texas and Florida, being temporarily closed for a period of time during August and September. Weather conditions which have a potentially favorable impact to our business include mild winters which can lead to higher demand for termite and pest control services; mild winters or summers which can lead to lower household systems claim frequency; and severe storms which can lead to an increase in demand for disaster restoration services. For example, in the third and fourth quarters of 2017, our ServiceMaster Restore business saw a significant increase in royalty fees related to hurricanes Harvey and Irma and wildfires.

Refinancing of Indebtedness

On September 18, 2017, we purchased $13 million in aggregate principal amount of our 7.25% notes maturing in 2038 at a price of 104.625% of the principal amount using available cash. On May 11, 2017, we purchased $17 million in aggregate principal amount of our 7.25% notes maturing in 2038 at a price of 97% of the principal amount using available cash. The repurchased notes were delivered to the trustee for cancellation. In connection with these partial repurchases, we recorded a loss on extinguishment of debt of $6 million in the year ended December 31, 2017.

Results of Operations

	Year Ended December 31,			Increase (Decrease)		% of Revenue
(In millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015	2017	2016	2015
Revenue	$2,912	$2,746	$2,594	6%	6%	100%	100%	100%
Cost of services rendered and products sold	1,552	1,448	1,375	7	5	53	53	53
Selling and administrative expenses	773	711	666	9	7	27	26	26
Amortization expense	27	33	38	(18)	(13)	1	1	1
401(k) Plan corrective contribution	(3)	2	23	*	*	—	—	1
Fumigation related matters	4	93	9	*	*	—	3	—
Insurance reserve adjustment	—	23	—	*	*	—	1	—
Impairment of software and other related costs	2	1	—	*	*	—	—	—
Restructuring charges	34	17	5	*	*	1	1	—
Gain on sale of Merry Maids branches	—	(2)	(7)	*	*	—	—	—
Interest expense	150	153	167	(2)	(8)	5	6	6
Interest and net investment income	(4)	(6)	(9)	(33)	(33)	—	—	—
Loss on extinguishment of debt	6	32	58	*	*	—	1	2
Income from Continuing Operations before Income Taxes	370	241	270	54	(11)	13	9	10
Provision for income taxes	(139)	85	107	(264)	(21)	(5)	3	4
Equity in losses of joint venture	—	(1)	—	*	*	—	—	—
Income from Continuing Operations	509	155	162	228	(4)	17	6	6
Gain (loss) from discontinued operations, net of income taxes	—	(1)	(2)	*	*	—	—	—
Net Income	$510	$155	$160	229	*	18%	6%	6%

___________________________________

*not meaningful

Revenue

We reported revenue of $2,912 million, $2,746 million and $2,594 million for the years ended December 31, 2017, 2016 and 2015, respectively. A summary of changes in revenue for each of our reportable segments and Corporate is included in the table below. See “—Segment Review” for a discussion of the drivers of the year-over-year changes.

		American	Franchise
		Home	Services
(In millions)	Terminix(5)	Shield	Group	Corporate	Total
Year Ended December 31, 2015	$1,444	$917	$232	$2	$2,594
Pest Control(1)	63	—	—	—	63
Termite and Other Services(2)	13	—	—	—	13
Home Service Plans(3)	—	103	—	—	103
Franchise-Related Revenue	—	—	(1)	—	(1)
Sale of Merry Maids branches(4)	—	—	(31)	—	(31)
Other	4	—	—	—	5
Year Ended December 31, 2016	$1,524	$1,020	$200	$2	$2,746
Pest Control(1)	(8)	—	—	—	(8)
Termite and Other Services(2)	22	—	—	—	22
Home Service Plans(3)	—	137	—	—	137
Franchise-Related Revenue	—	—	18	—	18
Sale of Merry Maids branches(4)	—	—	(6)	—	(6)
Other	4	—	—	—	4
Year Ended December 31, 2017	$1,541	$1,157	$212	$2	$2,912
___________________________________

(1)

Includes growth from acquisitions of approximately $8 million and $55 million for the years ended December 31, 2017 and 2016, respectively, of which approximately $42 million in 2016 is a result of the acquisition of Alterra Pest Control, LLC (“Alterra”) on November 10, 2015. In 2017, organic pest control revenue growth was negatively impacted by a $19 million organic revenue decline associated with Alterra.

(2)

Includes wildlife exclusion, crawl space encapsulation and attic insulation products that are managed as a component of our termite line of business. Includes growth from acquisitions of approximately $3 million and $5 million for the years ended December 31, 2017 and 2016, respectively.

(3)

Includes approximately $56 million and $22 million for the years ended December 31, 2017 and 2016, respectively, as a result of the acquisition of OneGuard on June 27, 2016 and Landmark on November 30, 2016.

(4)

Includes a $6 million and $33 million reduction in revenue from company-owned branches for the years ended December 31, 2017 and 2016, respectively, offset, in part, by a $2 million increase in royalty fees as result of the branch conversions for the year ended December 31, 2016. Royalty fee increases as a result of the branch conversions were insignificant in 2017.

(5)

Hurricanes Harvey and Irma negatively impacted 2017 by approximately $4 million as the result of 53 branches, primarily in Texas and Florida, being temporarily closed for a period of time during August and September 2017.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $1,552 million, $1,448 million and $1,375 million for the years ended December 31, 2017, 2016 and 2015, respectively. The following table provides a summary of changes in cost of services rendered and products sold for each of our reportable segments and Corporate:

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Year Ended December 31, 2015	$792	$468	$106	$10	$1,375
Impact of change in revenue(1)	44	41	1	—	86
Production labor	6	—	—	—	6
Fuel prices	(5)	—	—	—	(5)
Legal expense	4	—	—	—	4
Contract claims	—	17	—	—	17
Sale of Merry Maids branches	—	—	(26)	—	(26)
Vehicles and insurance program	—	—	—	(5)	(5)
Depreciation	4	—	—	—	4
Other	(6)	(2)	—	(1)	(9)
Year Ended December 31, 2016	$839	$524	$81	$4	$1,448
Impact of change in revenue(1)	11	58	10	—	79
Impact of Hurricanes	(1)	—	—	—	(1)
Production labor	11	—	—	—	11
Vehicles and insurance program	6	—	—	(4)	2
Damage claims	10	—	—	—	10
Technology costs	2	—	—	—	2
Fuel prices	(4)	—	—	—	(4)
Contract claims	—	8	—	—	8
Sale of Merry Maids branches	—	—	(6)	—	(6)
Depreciation	2	—	—	—	2
Other	2	—	(1)	—	1
Year Ended December 31, 2017	$878	$590	$84	$—	$1,552

___________________________________

(1)

For American Home Shield, includes approximately $24 million and $10 million for the years ended December 31, 2017 and 2016, respectively, as a result of the acquisitions of OneGuard on June 27, 2016 and Landmark on November 30, 2016.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

At Terminix, the aforementioned hurricane-related impact in 2017 was a decrease of $1 million. The increase in production labor was driven by investments in field operations focused on improving safety, customer service and retention. The increase in our insurance programs was principally driven by an increase in the number of company-owned sales vehicles. The increase in damage claims was driven by increased termite warranty claims. Additionally, the increase in technology costs was driven by investments to improve our customers’ experiences through technology.

The increase in contract claims costs at American Home Shield is primarily due to normal inflationary pressure on the underlying costs of repairs offset, in part, by reduced service work orders driven by cooler summer temperatures in 2017.

We realized a reduction in cost of sales of $6 million in the Franchise Services Group as a result of the branch conversions completed in 2016.

Insurance costs decreased $4 million at Corporate for the year ended December 31, 2017. The year ended December 31, 2016 included increased reserves in our automobile, general liability and workers’ compensation insurance program of $4 million driven by unfavorable claims trends, which were impacted by a charge of $3 million in connection with civil claims related to an incident at a family’s residence in Palm Beach County, Florida (an amount equal to our insurance deductibles under our general liability insurance program). There were no material changes to reserves in our automobile, general liability and workers’ compensation insurance programs for the year ended December 31, 2017.

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

The decrease in expense related to our automobile, general liability and workers’ compensation insurance program was driven by the impact of increased reserves of $4 million driven by unfavorable claims trends.

Selling and Administrative Expenses

For the years ended December 31, 2017, 2016 and 2015, we reported selling and administrative expenses of $773 million, $711 million and $666 million, respectively, which comprised general and administrative expenses of $291 million, $284 million and $255 million, respectively, and selling and marketing expenses of $482 million, $427 million and $411 million, respectively. The following table provides a summary of changes in selling and administrative expenses for each of our reportable segments and Corporate:

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Year Ended December 31, 2015	$335	$256	$51	$24	$666
Sales and marketing costs	—	12	—	—	12
Technology costs	12	7	—	—	19
Incentive compensation	(7)	(2)	(1)	—	(10)
OneGuard and Landmark selling and administrative expenses	—	8	—	—	8
Customer service costs	—	4	—	—	4
Sale of Merry Maids branches	—	—	(3)	—	(3)
Cost reduction initiatives	—	—	(4)	—	(4)
Stock-based compensation expense	—	—	—	3	3
Secondary offering expenses	—	—	—	(3)	(3)
Depreciation	1	2	—	7	11
Other	7	1	—	—	7
Year Ended December 31, 2016	$348	$288	$43	$31	$711
Sales and marketing costs	20	5	1	—	26
OneGuard and Landmark selling and administrative expenses	—	20	—	—	20
Customer service costs	—	6	—	—	6
Sale of Merry Maids branches	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	—	(1)	(1)
Depreciation	6	1	—	5	12
Other	3	(4)	1	—	—
Year Ended December 31, 2017	$377	$316	$44	$35	$773

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The increase in sales and marketing costs at Terminix is driven by investments to grow and train our sales force, higher commissions attributable to the growth in core termite, wildlife exclusion, attic insulation and pest sales and incremental marketing investments.

At American Home Shield, the increase in sales and marketing costs was driven by incremental marketing spending. We incurred incremental selling and administrative expenses as a result of the OneGuard and Landmark acquisitions. The increase in customer service costs is due to higher labor costs resulting from an acceleration of pre-season hiring and training in preparation for the high-volume summer season and an overall increase in customer care center staffing levels to improve response times.

We realized a reduction in administrative expenses of $1 million in the Franchise Services Group as a result of the branch conversions completed in 2016.

Year Ended December 31, 2016  Compared to Year Ended December 31, 2015

The increase in sales and marketing costs at Terminix was driven by higher depreciation and, to a lesser extent, other costs related to a sales vehicle program initiated in 2016. The increase in sales and marketing costs at American Home Shield was primarily driven by the shift in the timing of a holiday mail campaign from the fourth quarter of 2015 to the first quarter of 2016 and, to a lesser extent, an increase in sales commissions.

The increase in technology costs at Terminix, American Home Shield and Corporate was primarily due to an acceleration of investments to improve our customers’ experiences through technology.

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

Amortization Expense

Amortization expense was $27 million, $33 million and $38 million in the years ended December 31, 2017, 2016 and 2015, respectively. The decreases in 2017 and 2016 were a result of certain finite-lived intangible assets recorded in connection with the merger transaction by which the Company was taken private in 2007 being fully amortized.

401(k) Plan Corrective Contribution

We recorded charges of $2 million and $23 million in the years ended December 31, 2016 and 2015, respectively, related to the 401(k) Plan. In connection with the final agreement, we reversed charges of $3 million for the 401(k) plan corrective contribution in the year ended December 31, 2017. See Note 10 to the consolidated financial statements for more details.

Fumigation Related Matters

We recorded charges of $4 million, $93 million and $9 million in the years ended December 31, 2017, 2016 and 2015, respectively, for fumigation related matters. See Note 9 to the consolidated financial statements for more details.

Insurance Reserve Adjustment

We recorded a charge of $23 million in the year ended December 31, 2016 for an adjustment to the Company’s accrued self-insured claims related to automobile, general liability and workers’ compensation risks. The adjustment was based on the Company’s detailed annual assessment of this actuarially determined accrual, which the Company completes in the second quarter of each year. This adjustment related to coverage periods of 2015 and prior. No similar charge was recorded in the year ended December 31, 2017.

Impairment of Software and Other Related Costs

We recorded impairment charges of $2 million and $1 million in the years ended December 31, 2017 and 2016, respectively, relating to our decision to replace certain software.

Restructuring Charges

We incurred restructuring charges of $34 million, $17 million and $5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Restructuring charges are comprised of the following:

	Year Ended December 31,
(In millions)	2017	2016	2015
Terminix(1)	$2	$7	$3
American Home Shield(2)	—	2	—
Franchise Services Group(3)	1	—	1
Corporate(4)	2	5	1
Leadership transition(5)	11	—	—
American Home Shield spin-off(6)	13	—	—
Global Service Center relocation(7)	5	3	—
Total restructuring charges	$34	$17	$5

___________________________________

(1)

For the years ended December 31, 2017, 2016 and 2015, these charges include $2 million, $4 million and $3 million, respectively, of lease termination and severance costs driven by Terminix’s branch optimization program. For the year ended December 31, 2016, these charges include $1 million of severance costs and $3 million of stock-based compensation expense due to the modification of non-vested stock options and RSUs as part of the severance agreement with the former president of Terminix.

(2)	Represents lease termination and other costs driven by the decision to consolidate the stand-alone operations of HSA, acquired in February 2014, with those of American Home Shield.
(3)	Represents severance and other costs related to the reorganization of the Franchise Services Group.
(4)

We have historically made changes on an ongoing basis to enhance capabilities and reduce costs in our corporate functions that provide company-wide administrative services for our operations. In 2017, we began taking actions to enhance capabilities and align our corporate functions with those required to support our strategic needs as two stand-alone companies in anticipation of the American Home Shield spin-off. For the years ended December 31, 2017, 2016, and 2015, these charges include severance and other costs of $2 million, $2 million, and $1 million, respectively. For the year ended December 31, 2016, these charges include professional fees of $2 million and accelerated depreciation of $2 million related to the early termination of a long-term human resources outsourcing agreement.

(5)

For the year ended December 31, 2017, these charges include $5 million of severance costs and $5 million of stock-based compensation expense as part of the severance agreements with the former CEO and CFO.

(6)	Represents professional fees and other costs of $13 million related to the proposed spin-off of the American Home Shield business to Company stockholders.
(7)

For the year ended December 31, 2017, these charges include accelerated depreciation of $2 million, redundant rent expense of $2 million and a $1 million loss recorded on the sale of an asset related to the relocation of the Company’s corporate headquarters, which we refer to as our Global Service Center. For the year ended December 31, 2016, represents impairment charges of $1 million and professional fees and other costs of $1 million related to the relocation of the Company’s Global Service Center.

We expect to incur restructuring charges of $35 million to $45 million in 2018 related to the spin-off. We expect to incur approximately $8 million of additional Global Service Center relocation charges in 2018, principally comprised of lease exit costs.

Gain on Sale of Merry Maids Branches

We recorded gains of $2 million and $7 million for the years ended December 31, 2016 and 2015, respectively, associated with the branch conversions. There was no gain recorded in the year ended December 31, 2017. As of October 10, 2016, the branch conversion process was complete.

Interest Expense

Interest expense was $150 million, $153 million and $167 million for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in interest expense in the year ended December 31, 2017 compared to the year ended December 31, 2016 was driven by the partial repurchase of the 2038 Notes in 2017 and the refinancing of the Old Term Loan Facility. The decrease in interest expense in the year ended December 31, 2016 compared to the year ended December 31, 2015 was driven by the redemption of the 2020 Notes in 2015, offset, in part by additional borrowings under the Old Term Loan Facility. See Note 11 to the consolidated financial statements for more details.

Interest and Net Investment Income

Interest and net investment income was $4 million, $6 million and $9 million for the years ended December 31, 2017, 2016 and 2015, respectively, and comprised net investment gains and interest and dividend income realized on the American Home Shield investment portfolio and interest income on other cash balances.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $6 million was recorded in the year ended December 31, 2017 related to the purchase of $13 million of our 2038 Notes on September 18, 2017 and $17 million of our 2038 Notes on May 11, 2017. A loss on extinguishment of debt of $32 million was recorded in the year ended December 31, 2016 related to the refinancing of our Old Term Loan Facility on November 8, 2016. A loss on extinguishment of debt of $58 million was recorded in the year ended December 31, 2015 related to the redemptions of the 8% 2020 Notes on February 17, 2015 and April 1, 2015 and the redemption of the 7% 2020 Notes on August 17, 2015. See Note 11 to the consolidated financial statements for more details.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes was $370 million, $241 million and $270 million for the years ended December 31, 2017, 2016 and 2015, respectively. The change in income from continuing operations before income taxes primarily reflects the net effect of year-over-year changes in the following items:

	Year Ended December 31,
(In millions)	2017 vs. 2016	2016 vs. 2015
Reportable segments and Corporate(1)	$11	$45
Depreciation expense(2)	(15)	(14)
Amortization expense(3)	6	5
401(k) Plan corrective contribution(4)	5	21
Fumigation related matters(5)	89	(84)
Insurance reserve adjustment(6)	23	(23)
Impairment of software and other related costs(7)	(1)	(1)
Restructuring charges(8)	(17)	(12)
Gain on sale of Merry Maids branches(9)	(2)	(5)
Interest expense(10)	3	14
Loss on extinguishment of debt(11)	26	26
Other(12)	1	(1)
Increase (decrease) in income from continuing operations before income taxes	$129	$(29)

___________________________________

(1)	Represents the net change in Adjusted EBITDA as described in “—Segment Review.”
(2)	Represents the net change in depreciation expense, driven by investments in vehicles and technology.
(3)	Represents the net change in amortization expense as described in “—Amortization Expense.”
(4)

Represents the $3 million reversal recorded in the year ended December 31, 2017, and the $2 million and $23 million of charges recorded in the years ended December 31, 2016 and 2015, respectively, related to the 401(k) Plan as described in “—401(k) Plan Corrective Contribution.”

(5)

Represents the $4 million, $93 million and $9 million of charges for fumigation related matters recorded in the years ended December 31, 2017, 2016 and 2015 respectively, a described in “—Fumigation Related Matters.”

(6)	Represents the $23 million insurance reserve adjustment recorded in the year ended December 31, 2016 as described in “—Insurance Reserve Adjustment.” No similar adjustments were made in 2017 or 2015.
(7)

Represents impairment charges of $2 million and $1 million recorded in the years ended December 31, 2017 and 2016, respectively, as described in “—Impairment of Software and Other Related Costs.” No impairment charges were recognized in 2015.

(8)	Represents the $34 million, $17 million and $5 million charges recorded in the years ended December 31, 2017, 2016 and 2015, respectively, as described in “—Restructuring Charges.”
(9)

Represents the $2 million and $7 million gains in  the years ended December 31, 2016 and 2015, respectively, as described in “—Gain on Sale of Merry Maids branches.” The branch conversion process was completed in 2016.

(10)	Represents the net change in interest expense as described in “—Interest Expense.”
(11)

Represents the $6 million, $32 million and $58 million loss on extinguishment of debt recorded in the years ended December 31, 2017, 2016 and 2015, respectively, as described in “—Loss on Extinguishment of Debt.”

(12)	Primarily represents the net change in stock-based compensation.

Provision for Income Taxes

On December 22, 2017, the Act was signed into law. The Act includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35 percent to 21 percent. The rate reduction took effect on January 1, 2018, however, the Act was signed in 2017 and had an immediate one-time effect of an income tax benefit of $271 million for us for the year ended December 31, 2017. See Note 5 to the consolidated financial statements for more details. Some of the provisions of the Act have the potential to affect us adversely, including but not limited to: i) a limitation on the deductibility of U.S. interest expense, ii) an expansion to the limitation on the deductibility of certain employee compensation, iii) a change to the scope of the net income of our foreign subsidiaries that may be required to be included currently in our U.S. taxable income, iv) a change to the manner in which foreign income taxes are credited by us, and v) a tax imposed on certain payments to related foreign persons. This list is not comprehensive and represents our current views on the potential impacts of the Act, however these views are subject to change as additional guidance becomes available and further analysis is completed.

The effective tax rate on income from continuing operations was (37.6) percent, 35.4 percent and 39.8 percent for the years ended December 31, 2017, 2016 and 2015, respectively. The effective tax rate on income from continuing operations for the year ended December 31, 2017 was favorably impacted by tax benefits relating to stock-based compensation and the Act. Additional information on income taxes, including our effective tax rate reconciliation and liabilities for uncertain tax positions, can be found in Note 5 to the consolidated financial statements.

Net Income

Net income was $510 million, $155 million and $160 million for the years ended December 31, 2017, 2016 and 2015, respectively. The $355 million increase for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily driven by a $129 million increase in income from continuing operations before income taxes and a $224 million reduction in the provision for income taxes. The $5 million reduction for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily driven by a $29 million reduction in income from continuing operations before income taxes, offset, in part, by a $22 million reduction in provision for income taxes.

Segment Review

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the notes to the consolidated financial statements included in this report.

Revenue and Adjusted EBITDA by reportable segment and for Corporate are as follows:

	Year Ended December 31,			Increase (Decrease)
(In millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenue:
Terminix	$1,541	$1,524	$1,444	1%	6%
American Home Shield	1,157	1,020	917	13%	11%
Franchise Services Group	212	200	232	6%	(14)%
Corporate	2	2	2	—%	—%
Total Revenue:	$2,912	$2,746	$2,594	6%	6%
Adjusted EBITDA:(1)
Terminix	$330	$371	$347	(11)%	7%
American Home Shield	260	220	205	18%	7%
Franchise Services Group	87	79	77	10%	3%
Reportable Segment Adjusted EBITDA	$677	$670	$630	1%	6%
Corporate(2)	1	(3)	(9)	(133)%	(67)%
Total Adjusted EBITDA	$678	$667	$622	2%	7%

___________________________________

(1)	For our definition of Adjusted EBITDA and a reconciliation to net income, see “—Selected Historical Financial Data.”
(2)	Represents unallocated corporate expenses.

Terminix Segment

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a one percent increase in revenue and an 11 percent decrease in Adjusted EBITDA for the year ended December 31, 2017 compared to the year ended December 31, 2016. The Terminix segment reported a six percent increase in revenue and a seven percent increase in Adjusted EBITDA for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Revenue

Revenue by service line is as follows:

	Year Ended
	December 31,
(In millions)	2017	2016	Growth		Acquired		Organic
Pest Control	$867	$875	$(8)	(1)%	$8	1%	$(16)	(2)%
Termite and Other Services	593	571	22	4%	3	1%	19	3%
Other	81	77	4	5%	—	—%	4	5%
Total revenue	$1,541	$1,524	$18	1%	$10	0%	$7	0%

	Year Ended
	December 31,
(In millions)	2016	2015	Growth		Acquired		Organic
Pest Control	$875	$812	$63	8%	$55	7%	$8	1%
Termite and Other Services	571	559	13	2%	5	1%	8	1%
Other	77	73	4	5%	—	—%	4	5%
Total revenue	$1,524	$1,444	$80	6%	$60	4%	$20	1%

Year Ended December 31, 2017  Compared to Year Ended December 31, 2016

Pest control revenue decreased one percent. Organic pest control revenue decreased two percent and was significantly impacted by a $19 million organic revenue decline associated with Alterra. Excluding Alterra, organic pest control revenue growth was $3 million and less than one percent.

Termite revenue, including the wildlife exclusion, crawl space encapsulation and attic insulation products that are managed as a component of our termite line of business, increased four percent. In 2017, termite renewal revenue comprised 49 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Organic termite revenue increased three percent, reflecting an increase in core termite, wildlife exclusion and attic insulation sales and an impact from our initiative to upgrade bait monitoring stations for a small subset of our customers. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

Hurricanes Harvey and Irma negatively impacted revenue in the year ended December 31, 2017 by approximately $4 million as the result of 53 branches, primarily in Texas and Florida, being temporarily closed for a period of time during August and September.

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

Termite revenue, including the wildlife exclusion, crawl space encapsulation and attic insulation products that are managed as a component of our termite line of business, increased two percent. In 2016, termite renewal revenue comprised 51 percent of total termite revenue, while the remainder consisted of termite new unit revenue. The increase in termite revenue reflects an increase in core termite sales and increased sales of wildlife exclusion and crawlspace encapsulation, offset, in part, by lower price realization driven by targeted offerings of bundled services.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Year Ended December 31, 2015	$347
Impact of change in revenue	36
Production labor	(6)
Fuel prices	5
Legal expense	(4)
Technology costs	(12)
Incentive compensation	7
Other	(2)
Year Ended December 31, 2016	$371
Impact of change in revenue	10
Impact of Hurricanes	(3)
Production labor	(11)
Fuel prices	4
Vehicles and insurance program	(6)
Damage claims	(10)
Technology costs	(2)
Sales and marketing costs	(20)
Other	(5)
Year Ended December 31, 2017	$330

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The aforementioned hurricane-related revenue loss negatively impacted Adjusted EBITDA in 2017 by $3 million. The increase in production labor was driven by investments in field operations focused on improving safety, customer service and retention. The increase in our insurance programs was principally driven by an increase in the number of company-owned sales vehicles. The increase in damage claims was driven by increased termite warranty claims. The increase in technology costs was driven by investments to improve our customers’ experiences through technology. The increase in sales and marketing costs was driven by investments to grow and train our sales force, higher commissions attributable to the growth in core termite, wildlife exclusion, attic insulation and pest sales and incremental marketing investments.

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

American Home Shield Segment

The American Home Shield segment, which provides home service plans for household systems and appliances, reported a 13 percent increase in revenue and an 18 percent increase in Adjusted EBITDA for the year ended December 31, 2017 compared to the year ended December 31, 2016. The American Home Shield segment reported an 11 percent increase in revenue and a seven percent increase in Adjusted EBITDA for the year ended December 31, 2016 compared to the year ended December 31, 2015.

The growth in renewable home service plans and customer retention are presented below.

	As of December 31,
	2017(1)	2016(1)	2015
American Home Shield
Growth in Home Service Plans	6%	15%	7%
Customer Retention Rate	75%	76%	75%

___________________________________

(1)

As of December 31, 2017 and 2016, excluding the impact of acquisitions, the growth in home warranties was six percent and seven percent, respectively, and the customer retention rate for our American Home Shield segment was 76 percent and 75 percent, respectively.

Revenue

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The revenue results reflect an increase in new unit sales, improved price realization and the impact of the OneGuard and Landmark acquisitions (an approximate $56 million increase).

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The revenue results reflect an increase in new unit sales, improved price realization and the impact of the OneGuard and Landmark acquisitions (an approximate $22 million increase).

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Year Ended December 31, 2015	$205
Impact of change in revenue	62
Contract claims	(17)
Sales and marketing costs	(12)
Technology costs	(7)
OneGuard and Landmark selling and administrative expenses	(8)
Customer service costs	(4)
Incentive compensation	2
Interest and net investment income	(3)
Other	2
Year Ended December 31, 2016	$220
Impact of change in revenue	79
Contract claims	(8)
Sales and marketing costs	(5)
OneGuard and Landmark selling and administrative expenses	(20)
Customer service costs	(6)
Interest and net investment income	(3)
Other	4
Year Ended December 31, 2017	$260

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The increase in contract claims costs is primarily due to normal inflationary pressure on the underlying costs of repairs, offset in part, by a lower number of work orders driven by cooler summer temperatures in 2017. Extreme temperatures in 2018 could lead to an increase in service requests related to household systems, resulting in higher claim frequency and costs. The increase in sales and marketing costs is driven by incremental sales and marketing spending. We incurred incremental selling and administrative expenses as a result of the OneGuard and Landmark acquisitions. The increase in customer service costs is due to higher labor costs resulting from an acceleration of pre-season hiring and training in preparation for the high-volume summer season and an overall increase in customer care staffing levels to improve response times.

In 2017 and 2016, the segment’s Adjusted EBITDA included interest and net investment income from the American Home Shield investment portfolio of $2 million and $5 million, respectively.

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

 Franchise Services Group Segment

The Franchise Services Group segment, which consists of the ServiceMaster Restore (disaster restoration), ServiceMaster Clean (janitorial), Merry Maids (residential cleaning), Furniture Medic (cabinet and wood furniture repair) and AmeriSpec (home inspection) businesses, reported a six percent increase in revenue and a 10 percent increase in Adjusted EBITDA for the year ended December 31, 2017 compared to the year ended December 31, 2016. The Franchise Services Group segment reported a 14 percent decrease in revenue and a three percent increase in Adjusted EBITDA for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Revenue

Revenue by service line is as follows:

	Year Ended December 31,			% of Revenue
(In millions)	2017	2016	2015	2017
Royalty Fees	$127	$120	$117	60%
Company-Owned Merry Maids Branches	—	6	42	—%
Janitorial National Accounts	53	43	41	25%
Sales of Products	16	16	18	7%
Other	17	15	14	8%
Total revenue	$212	$200	$232	100%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The increase in royalty fees was primarily driven by higher disaster restoration services. Royalty fees from disaster restoration services in 2017 were benefited by hurricanes Harvey and Irma. The decline in revenue from company-owned Merry Maids branches was attributable to the branch conversions, which were completed in 2016. The increase in revenue from janitorial national accounts was driven by increased sales activity. We intend to continue to focus on expanding our market share in janitorial national accounts.

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

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Year Ended December 31, 2015	$77
Impact of change in revenue	(1)
Sale of Merry Maids branches	(3)
Incentive compensation	1
Cost reduction initiatives	4
Other	1
Year Ended December 31, 2016	$79
Impact of change in revenue	8
Sale of Merry Maids branches	1
Sales and marketing costs	(1)
Other	1
Year Ended December 31, 2017	$87

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The impact of the increase in revenue was driven by the increase in royalty fees and relatively low margin revenue from janitorial national accounts. The reduction in revenue from company-owned Merry Maids branches was more than offset by cost reductions resulting in a $1 million favorable impact on Adjusted EBITDA.

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

Corporate

Corporate reported a $4 million increase in Adjusted EBITDA for the year ended December 31, 2017 compared to the year ended December 31, 2016. Corporate reported a $6 million increase in Adjusted EBITDA for the year ended December 31, 2016 compared to the year ended December 31, 2015

Adjusted EBITDA

The following table provides a summary of changes in Corporate’s Adjusted EBITDA:

(In millions)
Year Ended December 31, 2015	$(9)
Insurance program	5
Other	1
Year Ended December 31, 2016	$(3)
Insurance program	4
Year Ended December 31, 2017	$1

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Corporate reported a $4 million increase in Adjusted EBITDA for the year ended December 31 2017 compared to the year ended December 31, 2016. The year ended December 31, 2016 included increased reserves in our automobile, general liability and workers’ compensation insurance program of $4 million driven by unfavorable claims trends, which were impacted by a charge of $3 million in connection with civil claims related to an incident at a family’s residence in Palm Beach County, Florida (an amount equal to our insurance deductibles under our general liability insurance program). There were no material changes to reserves in our automobile, general liability and workers’ compensation insurance program for the year ended December 31, 2017.

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

In connection with the TruGreen Spin-off, the Company entered into a transition services agreement with New TruGreen pursuant to which the Company provides New TruGreen with specified communications, public relations, finance and accounting, tax, treasury, internal audit, human resources operations and benefits, risk management and insurance, supply management, real estate management, marketing, facilities, information technology and other support services. The charges for the transition services are designed to allow the Company to fully recover the direct costs of providing the services, plus specified margins and any out-of-pocket costs and expenses. The services provided under the transition services agreement terminated at various specified times on or prior to December 31, 2017, except certain information technology services which the Company has entered into an agreement with New TruGreen to extend through June 30, 2018. New TruGreen may terminate the extended transition services agreement for convenience upon 90 days written notice.

Under this transition services agreement, in the years ended December 31, 2017, 2016 and 2015, the Company recorded $2 million, $9 million and $25 million, respectively, of fees from New TruGreen, which is included as a reduction, net of costs incurred, in Selling and administrative expenses in the consolidated statement of operations and comprehensive income. As of December 31, 2017, all amounts owed by New TruGreen under this agreement have been paid.

Financial Information for Discontinued Operations

Gain (loss) from discontinued operations, net of income taxes, for all periods presented includes the operating results of the previously sold businesses.

The operating results of discontinued operations are as follows:

	Year Ended December 31,
(In millions)	2017	2016	2015
Revenue	$—	$—	$—
Cost of services rendered and products sold	—	—	—
Selling and administrative expenses	$(1)	$1	$3
Income (loss) before income taxes	1	(1)	(3)
Benefit for income taxes	—	—	(1)
Gain (loss) from discontinued operations, net of income taxes	$—	$(1)	$(2)

Liquidity and Capital Resources

Liquidity

We are highly leveraged, and a substantial portion of our liquidity needs are due to service requirements on our significant indebtedness. The agreements governing the $1,650 million Term Loan Facility maturing November 8, 2023 and the $300 million revolving credit facility maturing November 8, 2021 (together, the “Credit Facilities”) contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of December 31, 2017, we were in compliance with the covenants under the agreements that were in effect on such date.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Credit Facilities. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. Cash and short- and long-term marketable securities totaled $522 million as of December 31, 2017, compared with $335 million as of December 31, 2016. As of December 31, 2017, there were  $33 million of letters of credit outstanding and $267 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts.

In 2016, our board of directors authorized a three-year share repurchase program, under which we may repurchase up to $300 million of outstanding shares of our common stock. As of December 31, 2017, we have repurchased $145 million of outstanding shares under this program, which is included in treasury stock on the consolidated statements of financial position.

In 2017, we resolved by plea agreement the federal criminal consequences related to the U.S. Virgin Islands matter and paid $10 million. In 2016, we settled all civil claims of the affected families related to the U.S. Virgin Islands and Florida fumigation matters, and payments in connection with those claims totaled $90 million ($56 million, net of tax). See Note 9 to the consolidated financial statements for more details.

We submitted to the IRS a voluntary correction proposal to remedy an administrative error related to our Profit Sharing and Retirement Plan. We settled this matter with the IRS during the year ended 2017 for $22 million. We had accrued $25 million as of December 31, 2016, thus the settlement resulted in a reversal of our previous accrual of $3 million during the third quarter of 2017. See Note 10 to the consolidated financial statements for more details.

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

As of December 31, 2017, we had posted $31 million in letters of credit, which were issued under the Revolving Credit Facility, and $89 million of cash, which is included in Restricted cash on the consolidated statements of financial position, as collateral under our automobile, general liability and workers’ compensation insurance program. This amount is not related to the payments made in connection with U.S. Virgin Islands. We may from time to time change the amount of cash or marketable securities used to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program. The amount of cash or marketable securities utilized to satisfy these collateral requirements will depend on the relative cost of the issuance of letters of credit under the Revolving Credit Facility and our cash position. Any change in cash or marketable securities used as collateral would result is a corresponding change in our available borrowing capacity under the Revolving Credit Facility.

Additionally, under the terms of our fuel swap contracts, we are required to post collateral in the event the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the agreement with the counterparty. As of December 31, 2017, the estimated fair value of our fuel swap contracts was a net asset of $3 million, and we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were also issued under the Revolving Credit Facility. The continued use of letters of credit for this purpose in the future could limit our ability to post letters of credit for other purposes and could limit our borrowing availability under the Revolving Credit Facility. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

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

Refinancing of Indebtedness

On September 18, 2017, we purchased $13 million in aggregate principal amount of our 7.25% notes maturing in 2038 at a price of 104.625% of the principal amount using available cash. On May 11, 2017, we purchased $17 million in aggregate principal amount of our 7.25% notes maturing in 2038 at a price of 97% of the principal amount using available cash. The repurchased notes were delivered to the trustee for cancellation. In connection with these partial repurchases, we recorded a loss on extinguishment of debt of $6 million in the year ended December 31, 2017.

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

On November 7, 2016, we entered into a seven-year interest rate swap agreement effective November 8, 2016. The notional amount of the agreement was $650 million. Under the terms of the agreement, we will pay a fixed rate of interest of 1.493% on the $650 million notional amount, and we will receive a floating rate of interest (based on one-month LIBOR, subject to a floor of zero percent) on the notional amount. Therefore, during the term of the agreement, the effective interest rate on $650 million of the Term Loan Facility is fixed at a rate of 1.493%, plus the incremental borrowing margin of 2.50%. On November 8, 2016, the Company terminated the then-existing interest rate swap agreements and paid $10 million in connection with the terminations.

Fleet and Equipment Financing Arrangements

We have entered into a fleet management services agreement (the “Fleet Agreement”) which, among other things, allows us to obtain fleet vehicles through a leasing program. We expect to fulfill substantially all of our vehicle fleet needs through the leasing program under the Fleet Agreement. For the year ended December 31, 2017, we acquired $33 million of vehicles through the leasing program under the Fleet Agreement. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45%. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement. Additionally, a portion of our property and equipment is leased through programs outside the scope of the Fleet Agreement. For the year ended December 31, 2017, we acquired $1 million of property and equipment through these incremental leasing programs, which are treated as capital leases for accounting purposes. We anticipate new lease financings for the full year 2018 will range from approximately $25 million to $35 million.

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

Furthermore, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payments of ordinary and extraordinary dividends by our home service plan and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of December 31, 2017, the total net assets subject to these third-party restrictions was $192 million. We expect that such limitations will be in effect for the foreseeable future. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

We previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. The Act imposes a one-time tax (“Transition Tax”) on undistributed and previously untaxed post-1986 foreign earnings and profits, as determined in accordance with U.S. tax principles, of certain foreign owned corporations owned by U.S. stockholders. Prior to the Transition Tax included in the Act discussed herein, we had an excess amount for financial reporting over the tax basis in our foreign subsidiaries, including cumulative undistributed earnings of the Company’s foreign subsidiaries of $60 million as of December 31, 2016.  While the Transition Tax resulted in all remaining undistributed foreign earnings being subject to U.S. tax, an actual repatriation from our non-U.S. subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes. Included in our December 31, 2017 U.S. income tax provision is less than $1 million in Transition Tax.

The amount of cash associated with indefinitely reinvested foreign earnings was approximately $29 million and $23 million as of December 31, 2017 and 2016, respectively. We are currently analyzing our global working capital and cash requirements and the potential tax liabilities attributable to repatriation, but have yet to determine whether we plan to change our prior assertion and repatriate earnings. Accordingly, we have not recorded any deferred taxes attributable to our investment in foreign subsidiaries. We will record the tax effects of any change in our prior assertion in the period that we complete our analysis and are able to make a reasonable estimate, and disclose any unrecognized deferred tax liability for temporary differences related to our foreign investments, if practicable.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized in the following table.

	Year Ended December 31,
(In millions)	2017	2016	2015
Net cash provided from (used for):
Operating activities	$413	$325	$398
Investing activities	(85)	(133)	(98)
Financing activities	(152)	(102)	(381)
Discontinued operations	—	—	(11)
Effect of exchange rate changes on cash	1	—	(2)
Cash increase (decrease) during the period	$177	$89	$(92)

Operating Activities

Net cash provided from operating activities from continuing operations increased $88 million to $413 million for the year ended December 31, 2017 compared to $325 million for the year ended December 31, 2016 and $398 million for the year ended December 31, 2015.

Net cash provided from operating activities in 2017 comprised $436 million in earnings adjusted for non-cash charges, offset, in part, by $12 million in payments related to fumigation matters and a $11 million increase in cash required for working capital (a $14 million decrease excluding the working capital impact of accrued interest, restructuring and taxes). For the year ended December 31, 2017, working capital requirements were favorably impacted by the enactment of U.S. Tax Reform.

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

Investing Activities

Net cash used for investing activities from continuing operations was $85 million for the year ended December 31, 2017 compared to $133 million for the year ended December 31, 2016 and $98 million for the year ended December 31, 2015.

Capital expenditures increased to $77 million ($75 million, net of government grants) in 2017 from $56 million in 2016 and $40 million in 2015 and included recurring capital needs, investments in our new corporate headquarters, which we refer to as our Global Service Center, and information technology projects. Approximately $21 million of capital expenditures related to our Global Service Center relocation were funded by a tenant improvement allowance. We anticipate capital expenditures for the full year 2018 will range from $70 million to $80 million, reflecting additional Global Service Center relocation costs, recurring capital needs and the continuation of investments in information systems and productivity enhancing technology. In addition, we expect incremental capital expenditures will be required to effect the proposed spin-off of American Home Shield in 2018 and will range from $20 million to $30 million, principally reflecting costs to replicate information technology systems historically shared by our business units. We expect to fulfill our ongoing vehicle fleet needs through vehicle capital leases.  We have no additional material capital commitments at this time.

Proceeds from the sale of equipment and other assets was $4 million, $8 million and $14 million in 2017, 2016 and 2015, respectively, primarily driven by the branch conversions at Merry Maids in 2016 and 2015. The branches were sold for a total purchase price of $9 million and $17 million in 2016 and 2015, respectively. In 2016 and 2015, we received cash of $6 million and $13 million, and provided financing of $2 million and $4 million, respectively. As of October 10, 2016, the branch conversion process was complete.

Cash payments for acquisitions totaled $13 million in 2017, compared with $121 million  in 2016 and $92 million in 2015. In 2017, consideration given for the purchase of a master distributor and for tuck-in acquisitions consisted of cash payments of $13 million and deferred payments of $3 million. In 2016, we acquired OneGuard Home Warranties for $61 million consisting of cash consideration of $52 million and deferred payments of $9 million and Landmark for $39 million consisting of net cash consideration of $35 million including deferred payments of $5 million. We expect to continue our tuck-in acquisition program at Terminix and to periodically evaluate other strategic acquisitions.

Cash flows provided from purchases, sales and maturities of securities, net, in 2017, 2016 and 2015 were $2 million, $43 million and $26 million, respectively, and were driven by the maturity and sale of marketable securities at American Home Shield.

Cash flows used for notes receivable, net, were $2 million, $3 million and $6 million in 2017, 2016 and 2015, respectively, and were a result of increased financing provided by SMAC to our franchisees and retail customers of our operating units.

Financing Activities

Net cash used for financing activities from continuing operations was $152 million for the year ended December 31, 2017 compared to $102 million for the year ended December 31, 2016 and $381 million for the year ended December 31, 2015.

During 2017, we made scheduled principal payments on long-term debt of $67 million, purchased $30 million in aggregate principal amount of our 7.25% notes maturing in 2038 using available cash, repurchased $85 million of common stock and received $30 million from the issuance of common stock upon the exercise of stock options and shares issued under the Employee Stock Purchase Plan.

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

Contractual Obligations

The following table presents our contractual obligations and commitments as of December 31, 2017.

(In millions)	Total	Less than 1 Yr	1 - 3 Yrs	3 - 5 Yrs	More than 5 Yrs
Principal repayments*	$2,763	$116	$64	$35	$2,548
Capital leases*	91	29	45	16	1
Estimated interest payments(1)	887	132	249	243	264
Non-cancelable operating leases(2)	146	18	30	25	73
Purchase obligations(3)	56	41	15	—	—
Insurance claims*	239	117	54	23	46
Other, including deferred compensation trust*	9	2	1	1	4
Total amount	$4,191	$454	$458	$342	$2,936

__________________________________

*These items are reported in the consolidated statements of financial position.

(1)

These amounts represent future interest payments related to existing debt obligations based on fixed and variable interest rates and principal maturities specified in the associated debt agreements. As of December 31, 2017, payments related to variable debt are based on applicable rates at December 31, 2017 plus the specified margin in the associated debt agreements for each period presented. As of December 31, 2017, the estimated debt balance (including capital leases) as of each fiscal year end from 2018 through 2021 is $2,709 million, $2,644 million, $2,600 million, $2,570 million and $2,549 million, respectively. The weighted-average interest rate on the estimated debt balances at each fiscal year end from 2018 through 2021 is expected to be 4.7 percent. See Note 11 to the consolidated financial statements for the terms and maturities of existing debt obligations.

(2)

These amounts primarily represent future payments relating to real estate operating leases. Lease exit costs, including redundant rent, expected to be incurred in 2018 of approximately $8 million related to the lease for our corporate headquarters and the headquarters for Terminix have been excluded. See Note 8 to the consolidated financial statements for additional discussion of our restructuring costs. A portion of our vehicle fleet and some equipment are leased through cancelable operating leases and are therefore excluded in the table above.

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

Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2017, we are unable to reasonably estimate the period of cash settlement with the respective taxing authority. Accordingly, $14 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See the discussion of income taxes in Note 5 to the consolidated financial statements.

Financial Position—Continuing Operations

The following discussion describes changes in our financial position from December 31, 2016 to December 31, 2017.

Receivables increased from prior year levels, primarily related to customer growth at American Home Shield.

Prepaid expenses and other assets increased due to an increase in the income tax receivable as a result of U.S. Tax Reform. See Note 5 to the consolidated financial statements for more details.

Property and equipment increased from prior year levels, reflecting purchases for the Global Service Center relocation, recurring capital needs, information technology projects and the acquisition of vehicles under the Fleet Agreement, offset, in part, by depreciation expense.

Goodwill increased from prior year levels due to several pest control and termite acquisitions and the purchase of a master distributor. See Notes 4 and 6 to the consolidated financial statements for more details.

Restricted cash represents amounts posted as collateral under our automobile, general liability and workers’ compensation insurance program.

Payroll and related expenses increased from prior year levels reflecting an increase in accrued payroll and incentive compensation expense.

Deferred revenue increased from prior year levels, primarily reflecting customer growth American Home Shield.

The current portion of long-term debt increased and long-term debt decreased from prior year levels, primarily due to the 2018 Notes becoming current as the Notes are due during the first quarter of 2018. See Note 11 to the consolidated financial statements for more details.

Deferred taxes decreased from prior year levels, primarily due to the rate impact of U.S. Tax Reform. See Note 5 to the consolidated financial statements for more details.

Total shareholders’ equity was $1,167 million as of December 31, 2017 compared to $686 million as of December 31, 2016. The increase was primarily driven by the $510 million of net income generated in 2017 which reduced our accumulated deficit. See the consolidated statements of shareholders’ equity for further information.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any significant off-balance sheet arrangements.

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

Home Service Plan Claims Accruals

Home service plan contracts are typically one year in duration. Home service plan claims costs are expensed as incurred. We recognize revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of our obligations under the contracts and are representative of the relative value provided to the customer (proportional performance method). Accruals for home service plan claims at American Home Shield are made based on our claims experience and actuarial projections. The Company’s actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and information provided by the Company. We regularly review our estimates of claims costs and adjust the estimates when appropriate. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved. We believe our recorded obligations for these expenses are consistently measured. Nevertheless, changes in claims costs can materially affect the estimates for these liabilities.

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

Property and Equipment, Intangible Assets and Goodwill

Fixed assets and intangible assets with finite lives are depreciated and amortized on a straight‑line basis over their estimated useful lives. These lives are based on our previous experience for similar assets, potential market obsolescence and other industry and business data. As required by accounting standards for the impairment or disposal of long‑lived assets, our fixed assets and finite‑lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment loss would be recognized equal to the difference between the carrying amount and the fair value of the asset. Changes in the estimated useful lives or in the asset values could cause us to adjust its book value or future expense accordingly.

As required under accounting standards for goodwill and other intangibles, goodwill is not subject to amortization, and intangible assets with indefinite useful lives are not amortized until their useful lives are determined to no longer be indefinite. Goodwill and intangible assets that are not subject to amortization are subject to assessment for impairment by applying a fair‑value based test on an annual basis or more frequently if circumstances indicate a potential impairment. Goodwill and indefinite-lived intangible assets, primarily our trade names, are assessed annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Our goodwill is assigned to three reporting units: Terminix, American Home Shield and Franchise Services Group. The October 1, 2017 estimated fair values for all reporting units were substantially in excess of their respective carrying values, and we do not believe the reporting units were at risk of impairment as of December 31, 2017. Our 2017, 2016 and 2015 annual impairment analyses, which were performed as of October 1 of each year, did not result in any goodwill or trade name impairments to continuing operations.

As a result of the American Home Shield spin-off transaction, we will be required to perform an interim impairment analysis on the ServiceMaster trade name as of the proposed spin-off date. The assumptions used in this analysis will be developed with the view of assumed royalty and discount rates of ServiceMaster as a stand-alone public company. Such interim impairment analysis may cause us to record a non-cash impairment loss, which could be material to our results of operations.

Stock-Based Compensation

Stock-based compensation expense for stock options is estimated at the grant date based on an award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense for future grants may differ materially from that recorded in the current period related to options granted to date. In addition, we estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly. See Note 16 to the consolidated financial statements for more details.

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

Newly Issued Accounting Standards

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We did not adopt any new accounting standards in the year ended December 31, 2017. See Note 2 to the consolidated financial statements for further information on these adoptions and other newly issued accounting standards.

 Information Regarding Forward-Looking Statements

This report contains forward-looking statements and cautionary statements, including statements with respect to the potential spin-off of American Home Shield from ServiceMaster and the distribution of American Home Shield shares to ServiceMaster stockholders. Forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements are subject to known and unknown risks and uncertainties including, but not limited to: uncertainties as to the timing of the spin-off or whether it will be completed at all, the results and impact of the announcement of the proposed spin-off, the failure to satisfy any conditions to complete the spin-off, the expected tax treatment of the spin-off, the increased demands on management to prepare for and accomplish the spin-off, the incurrence of significant transaction costs, the impact of the spin-off on the businesses of ServiceMaster and American Home Shield, and the failure to achieve anticipated benefits of the spin-off. These forward-looking statements also include, but are not limited to statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial position; results of operations; cash flows; prospects; growth strategies or expectations; impact resulting from U.S. Tax Reform; customer retention; the continuation of acquisitions, including the integration of any acquired company and risks relating to any such acquired company; fuel prices; attraction and retention of key personnel; the impact of fuel swaps; the valuation of marketable securities; estimates of accruals for self-insured claims related to workers’ compensation, auto and general liability risks; estimates of accruals for home service plan claims; estimates of future payments under operating and capital leases; estimates on current and deferred tax provisions; the outcome (by judgment or settlement) and costs of legal or administrative proceedings, including, without limitation, collective, representative or class action litigation; and the impact of prevailing economic conditions.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, could cause actual results and outcomes to differ from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•

our ability to successfully complete the spin-off of American Home Shield, including the impact of the spin-off on the businesses of ServiceMaster and the American Home Shield company, the ability of both companies to meet debt service requirements, the availability and terms of financing and expectations of credit rating;

•	the expected tax treatment of the spin-off;
•	the increased demands on management to prepare for and accomplish the spin-off;
•	the incurrence of significant transaction costs;
•	the impact of the spin on the businesses of ServiceMaster and American Home Shield;
•	lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•	compliance with, or violation of, environmental, health and safety laws and regulations;
•	cyber security breaches, disruptions or failures in our information technology systems and our failure to protect the security of personal information about our customers;
•	our ability to attract and retain key personnel, including our ability to attract, retain and maintain positive relations with trained workers and third-party contractors;
•	adverse weather conditions;
•	weakening general economic conditions, especially as they may affect home sales, unemployment and consumer confidence or spending levels;

•	our ability to generate the significant amount of cash needed to fund our operations and service our debt obligations;
•	our ability to successfully implement our business strategies;
•	increase in prices for fuel and raw materials, and in minimum wage levels;
•	changes in the source and intensity of competition in our segments;
•	our franchisees, subcontractors, third-party distributors and vendors taking actions that harm our business;
•	changes in our services or products;
•	our ability to protect our intellectual property and other material proprietary rights;
•	negative reputational and financial impacts resulting from future acquisitions or strategic transactions;
•	laws and governmental regulations increasing our legal and regulatory expenses;
•	increases in interest rates increasing the cost of servicing our substantial indebtedness;
•	increased borrowing costs due to lowering or withdrawal of the ratings, outlook or watch assigned to our debt securities;
•	restrictions contained in our debt agreements;
•	the effects of our substantial indebtedness and the limitations contained in the agreements governing such indebtedness; and
•	other factors described in this report and from time to time in documents that we file with the SEC.

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

On November 7, 2016, we entered into a seven-year interest rate swap agreement effective November 8, 2016. The notional amount of the agreement was $650 million. Under the terms of the agreement, we will pay a fixed rate of interest of 1.493% on the $650 million notional amount, and we will receive a floating rate of interest (based on one‑month LIBOR, subject to a floor of zero percent) on the notional amount. Therefore, during the term of the agreement, the effective interest rate on $650 million of the Term Loan Facility is fixed at a rate of 1.493%, plus the incremental borrowing margin of 2.50%.

We believe our exposure to interest rate fluctuations, when viewed on both a gross and net basis, is material to our overall results of operations. A significant portion of our outstanding debt, including debt under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of December 31, 2017, each one percentage point change in interest rates would result in an approximate $10 million change in the annual interest expense on our Term Loan Facility after considering the impact of the effective interest rate swap. Assuming all revolving loans were fully drawn as of December 31, 2017, each one percentage point change in interest rates would result in an approximate $3 million change in annual interest expense on our Revolving Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness.

The following table summarizes information about our debt as of December 31, 2017 (after considering the impact of the effective interest rate swaps), including the principal cash payments and related weighted‑average interest rates by expected maturity dates based on applicable rates at December 31, 2017.

	Expected Year of Maturity							Fair
(In millions)	2018	2019	2020	2021	2022	Thereafter	Total	Value
Debt:
Fixed rate	$100	$9	$8	$1	$—	$1,647	$1,765	$1,781
Average interest rate	6.7%	5.0%	5.0%	5.0%	5.0%	5.0%	5.1%
Variable rate	$44	$55	$37	$29	$20	$902	$1,087	$1,090
Average interest rate	4.1%	3.8%	4.1%	4.1%	4.1%	4.1%	4.1%
Interest Rate Swaps:
Receive variable/pay fixed						$650
Average pay rate(1)						1.5%
Average receive rate(1)						1.1%
__________________________________

(1)Before the application of the applicable borrowing margin.

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 13 million gallons of fuel in 2018. As of December 31, 2017, a 10 percent change in fuel prices would result in a change of approximately $3 million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of December 31, 2017, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $30 million, maturing through 2019. The estimated fair value of these contracts as of December 31, 2017 was a net asset of $3 million.  These fuel swap contracts provide a fixed price for approximately 78 percent and 19 percent of our estimated fuel usage for 2018 and 2019, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ServiceMaster Global Holdings, Inc.
Memphis, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of ServiceMaster Global Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Memphis, Tennessee
February 28, 2018

We have served as the Company's auditor since 2002.

Consolidated Statements of Operations and Comprehensive Income

(In millions, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$2,912	$2,746	$2,594
Cost of services rendered and products sold	1,552	1,448	1,375
Selling and administrative expenses	773	711	666
Amortization expense	27	33	38
401(k) Plan corrective contribution	(3)	2	23
Fumigation related matters	4	93	9
Insurance reserve adjustment	—	23	—
Impairment of software and other related costs	2	1	—
Restructuring charges	34	17	5
Gain on sale of Merry Maids branches	—	(2)	(7)
Interest expense	150	153	167
Interest and net investment income	(4)	(6)	(9)
Loss on extinguishment of debt	6	32	58
Income from Continuing Operations before Income Taxes	370	241	270
(Benefit) provision for income taxes	(139)	85	107
Equity in losses of joint venture	—	(1)	—
Income from Continuing Operations	509	155	162
Gain (loss) from discontinued operations, net of income taxes	—	(1)	(2)
Net Income	$510	$155	$160
Other Comprehensive Income (Loss), Net of Income Taxes:
Net unrealized gains (losses) on securities	1	(2)	(3)
Net unrealized gains (losses) on derivative instruments	4	20	(2)
Foreign currency translation gain (loss)	3	—	(8)
Other Comprehensive Income (Loss), Net of Income Taxes	8	18	(13)
Total Comprehensive Income	$518	$173	$147
Weighted-average common shares outstanding - Basic	134.4	135.3	135.0
Weighted-average common shares outstanding - Diluted	135.4	137.3	136.6
Basic Earnings Per Share:
Income from Continuing Operations	$3.79	$1.15	$1.20
Gain (loss) from discontinued operations, net of income taxes	—	—	(0.01)
Net Income	3.79	1.14	1.19
Diluted Earnings Per Share:
Income from Continuing Operations	$3.76	$1.13	$1.19
Gain (loss) from discontinued operations, net of income taxes	—	—	(0.01)
Net Income	3.76	1.13	1.17

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Financial Position

(In millions, except share data)

	As of	As of
	December 31,	December 31,
	2017	2016
Assets:
Current Assets:
Cash and cash equivalents	$475	$291
Marketable securities	25	25
Receivables, less allowances of $23 and $22, respectively	570	536
Inventories	41	43
Prepaid expenses and other assets	94	70
Deferred customer acquisition costs	36	34
Total Current Assets	1,242	998
Other Assets:
Property and equipment, net	237	210
Goodwill	2,256	2,247
Intangible assets, primarily trade names, service marks and trademarks, net	1,692	1,708
Restricted cash	89	95
Notes receivable	41	37
Long-term marketable securities	22	19
Other assets	68	71
Total Assets	$5,646	$5,386
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$115	$112
Accrued liabilities:
Payroll and related expenses	63	54
Self-insured claims and related expenses	117	111
Accrued interest payable	15	16
Other	56	60
Deferred revenue	663	629
Current portion of long-term debt	144	59
Total Current Liabilities	1,174	1,042
Long-Term Debt	2,643	2,772
Other Long-Term Liabilities:
Deferred taxes	493	719
Other long-term obligations, primarily self-insured claims	169	167
Total Other Long-Term Liabilities	662	886
Commitments and Contingencies (Note 9)
Shareholders’ Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 146,662,232 shares issued and 135,141,048 outstanding at December 31, 2017 and 144,339,338 shares issued and 135,030,283 outstanding at December 31, 2016)	2	2
Additional paid-in capital	2,321	2,274
Accumulated deficit	(895)	(1,405)
Accumulated other comprehensive loss	5	(3)
Less common stock held in treasury, at cost (11,521,184 shares at December 31, 2017 and 9,309,055 shares at December 31, 2016)	(267)	(182)
Total Shareholders' Equity	1,167	686
Total Liabilities and Shareholders' Equity	$5,646	$5,386

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

(In millions)

					Accumulated
					Other
			Additional		Comprehensive
		Common	Paid-in	Accumulated	Income	Treasury		Total
	Shares	Stock	Capital	Deficit	(Loss)	Shares	Amount	Equity
Balance December 31, 2014	142	$2	$2,207	$(1,720)	$(8)	(8)	$(122)	$359
Net income	—	—	—	160	—	—	—	160
Other comprehensive loss, net of tax	—	—	—	—	(13)	—	—	(13)
Total comprehensive loss	—	—	—	160	(13)	—	—	147
Issuance of common stock	—	—	1	—	—	—	—	1
Exercise of stock options	1	—	15	—	—	—	—	15
DSUs converted into common stock	—	—	(1)	—	—	—	1	—
Repurchase of common stock	—	—	—	—	—	—	(1)	(1)
Stock-based employee compensation	—	—	10	—	—	—	—	10
Excess tax benefits from stock-based compensation	—	—	13	—	—	—	—	13
Balance December 31, 2015	143	$2	$2,245	$(1,560)	$(21)	(8)	$(122)	$545
Net income	—	—	—	155	—	—	—	155
Other comprehensive income, net of tax	—	—	—	—	18	—	—	18
Total comprehensive income	—	—	—	155	18	—	—	173
Issuance of common stock	—	—	2	—	—	—	—	2
Exercise of stock options	1	—	10	—	—	—	—	10
Repurchase of common stock	—	—	—	—	—	(2)	(60)	(60)
Stock-based employee compensation	—	—	16	—	—	—	—	16
Balance December 31, 2016	144	$2	$2,274	$(1,405)	$(3)	(9)	$(182)	$686
Net income	—	—	—	510	—	—	—	510
Other comprehensive income, net of tax	—	—	—	—	8	—	—	8
Total comprehensive income	—	—	—	510	8	—	—	518
Issuance of common stock	—	—	2	—	—	—	—	2
Exercise of stock options	2	—	28	—	—	—	—	28
Repurchase of common stock	—	—	—	—	—	(2)	(85)	(85)
Stock-based employee compensation	—	—	18	—	—	—	—	18
Balance December 31, 2017	147	$2	$2,321	$(895)	$5	(12)	$(267)	$1,167

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2017	2016	2015
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	$386	$296	$389
Cash Flows from Operating Activities from Continuing Operations:
Net Income	510	155	160
Adjustments to reconcile net income to net cash provided from operating activities:
(Gain) loss from discontinued operations, net of income taxes	—	1	2
Equity in losses of joint venture	—	1	—
Depreciation expense	76	61	47
Amortization expense	27	33	38
Amortization of debt issuance costs	5	5	5
401(k) Plan corrective contribution	(3)	2	23
Fumigation related matters	4	93	9
Payments on fumigation related matters	(12)	(90)	(1)
Insurance reserve adjustment	—	23	—
Impairment of software and other related costs	2	1	—
Gain on sale of Merry Maids branches	—	(2)	(7)
Loss on extinguishment of debt	6	32	58
Deferred income tax provision	(226)	22	60
Stock-based compensation expense	12	13	10
Gain on sale of marketable securities	—	(3)	(6)
Restructuring charges	34	17	5
Cash payments related to restructuring charges	(19)	(10)	(7)
Other	9	(3)	8
Change in working capital, net of acquisitions:
Receivables	(35)	(40)	(44)
Inventories and other current assets	4	(6)	5
Accounts payable	(1)	7	18
Deferred revenue	33	44	38
Accrued liabilities	13	(28)	1
Accrued interest payable	(1)	6	(24)
Current income taxes	(23)	(8)	2
Net Cash Provided from Operating Activities from Continuing Operations	413	325	398
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(77)	(56)	(40)
Government grant fundings for property additions	2	—	—
Sale of equipment and other assets	4	8	14
Other business acquisitions, net of cash acquired	(13)	(121)	(92)
Purchases of available-for-sale securities	(46)	(6)	(6)
Sales and maturities of available-for-sale securities	48	49	32
Origination of notes receivable	(102)	(100)	(98)
Collections on notes receivable	100	97	92
Other investments	(1)	(3)	—
Net Cash Used for Investing Activities from Continuing Operations	(85)	(133)	(98)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	2,400	583
Payments of debt	(97)	(2,417)	(923)
Discount paid on issuance of debt	—	(4)	(2)
Debt issuance costs paid	—	(34)	(5)
Call premium paid on retirement of debt	(1)	—	(49)
Repurchase of common stock and RSU vesting	(85)	(60)	—
Issuance of common stock	30	13	16
Net Cash Used for Financing Activities from Continuing Operations	(152)	(102)	(381)
Cash Flows from Discontinued Operations:
Cash used for operating activities	—	—	(11)
Net Cash Used for Discontinued Operations	—	—	(11)
Effect of Exchange Rate Changes on Cash	1	—	(2)
Cash Increase (Decrease) During the Period	177	89	(92)
Cash and Cash Equivalents and Restricted Cash at End of Period	$563	$386	$296

See accompanying Notes to the Consolidated Financial Statements.

SERVICEMASTER GLOBAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

ServiceMaster is a leading provider of essential residential and commercial services. The Company’s services include termite and pest control, home service plans, disaster restoration, janitorial, residential cleaning, cabinet and wood furniture repair and home inspection. The Company provides these services through an extensive service network of company-owned, franchised and licensed locations operating primarily under the following leading brands: Terminix, American Home Shield, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec. All consolidated Company subsidiaries are wholly-owned. Intercompany transactions and balances have been eliminated.

During 2015, through secondary public offerings of the Company’s common stock, the selling stockholders completed the offering of an additional 80,711,763 shares of common stock.

American Home Shield Spin-off

On July 26, 2017, the Company announced that it intends to separate its American Home Shield business from the Company’s Terminix and Franchise Services Group businesses by means of a spin-off of the American Home Shield business to Company stockholders, resulting in two publicly traded companies. The spin-off would create two independent companies, each with an enhanced strategic focus, simplified operating structure, distinct investment identity and strong financial profile. The transaction is expected to be completed in the third quarter of 2018, subject to satisfaction of customary conditions, including the effectiveness of a Registration Statement on Form 10 filed with the SEC in January 2018, receipt of a favorable ruling from the IRS concerning certain tax matters and final approval by the Company’s board of directors, and it is intended to qualify as a tax-free distribution to the Company’s stockholders for U.S. federal income tax purposes.

Note 2. Significant Accounting Policies

Consolidation

The consolidated financial statements of the Company include all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. The more significant areas requiring the use of management estimates relate to revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims; accruals for home warranties and termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; share based compensation; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets. In 2017, there were no changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates.

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

Accruals for home service plan claims in the American Home Shield business are made based on the Company’s claims experience and actuarial projections. Termite damage claim accruals in the Terminix business are recorded based on both the historical rates of claims incurred within a contract year and the cost per claim. Current activity could differ causing a change in estimates. The Company has certain liabilities with respect to existing or potential claims, lawsuits, and other proceedings. The

Company accrues for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified.

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

Home service plan contracts are typically one year in duration. Home service plan claims costs are expensed as incurred. The Company recognizes revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of the Company’s obligations under the contracts and are representative of the relative value provided to the customer (proportional performance method). The Company regularly reviews its estimates of claims costs and adjusts the estimates when appropriate.

The Company has franchise agreements in its Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. Franchise revenue (which in the aggregate represents approximately five percent of annual consolidated revenue from continuing operations) consists principally of continuing monthly fees based upon the franchisee’s customer-level revenue. Monthly fee revenue is recognized when the related customer-level revenue generating activity is performed by the franchisee and collectability is reasonably assured. Franchise revenue also includes initial fees resulting from the sale of a franchise or a license. These initial franchise or license fees are pre-established fixed amounts and are recognized as revenue when collectability is reasonably assured and all material services or conditions relating to the sale have been substantially performed. Total profits from the franchised operations were $87 million, $83 million, and $75 million for the years ended December 31, 2017, 2016 and 2015, respectively. The portion of total franchise fee income related to initial fees received from the sale of franchises was immaterial to the Company’s consolidated financial statements for all periods.

Revenues are presented net of sales taxes collected and remitted to government taxing authorities on the consolidated statements of operations and comprehensive income.

When a customer elects to pay for their home service plan contract on a monthly basis, accounts receivable and deferred revenue are recorded based on the total amount due from the customer. The accounts receivable balance is reduced as amounts are paid, and the deferred revenue is amortized over the life of the contract in proportion to the expected direct costs. Payments received for home service plan contracts are deferred and recognized in revenue over the life of the contract in proportion to the expected direct costs. The Company had $663 million and $629 million of deferred revenue as of December 31, 2017 and 2016, respectively. Deferred revenue consists primarily of payments received for annual contracts relating to home warranties, termite baiting, termite inspection and pest control services.

Deferred Customer Acquisition Costs

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the life of the related contract in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale. Deferred customer acquisition costs amounted to $36 million and $34 million as of December 31, 2017 and 2016, respectively.

Advertising

On an interim basis, certain advertising costs are deferred and recognized approximately in proportion to the revenue over the year and are not deferred beyond the calendar year-end. Certain other advertising costs are expensed when the advertising occurs. The cost of direct-response advertising at Terminix, consisting primarily of direct-mail and digital promotions, is capitalized and amortized over its expected period of future benefits. Deferred advertising costs are included in Prepaid expenses and other assets on the consolidated statements of financial position. Advertising expense for the years ended December 31, 2017, 2016 and 2015 was $122 million, $110 million and $113 million, respectively.

Inventory

Inventories are recorded at the lower of cost (primarily on a weighted-average cost basis) or market. The Company’s inventory primarily consists of finished goods to be used on the customers’ premises or sold to franchisees.

Property and Equipment, Intangible Assets and Goodwill

Property and equipment consist of the following:

			Estimated
	As of December 31,		Useful Lives
(In millions)	2017	2016	(Years)
Land	$5	$6	N/A
Buildings and improvements	63	38	10 - 40
Technology and communications	255	230	3 - 7
Machinery, production equipment and vehicles	222	202	3 - 9
Office equipment, furniture and fixtures	19	20	5 - 7
	564	496
Less accumulated depreciation	(327)	(286)
Net property and equipment	$237	$210

Depreciation of property and equipment, including depreciation of assets held under capital leases was $76 million, $61 million and $47 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company recorded impairment charges of $2 million and $1 million in the years ended December 31, 2017 and 2016, respectively, relating to its decisions to replace certain software.

As of December 31, 2017 and 2016, goodwill was $2,256 million and $2,247 million, respectively, and intangible assets consisted primarily of indefinite-lived trade names in the amount of $1,608 million and other amortizing intangible assets in the amount of $84 million and $100 million, respectively.

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

Goodwill and indefinite-lived intangible assets, primarily the Company’s trade names, are assessed annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company’s 2017, 2016, and 2015 annual impairment analyses, which were performed as of October 1 of each year, did not result in any goodwill or trade name impairments to continuing operations.

Restricted Cash

Restricted cash consists of cash held in trust as collateral under the Company’s automobile, general liability and workers’ compensation insurance program.

Restricted Net Assets

There are third-party restrictions on the ability of certain of the Company’s subsidiaries to transfer funds to the Company. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payment of ordinary and extraordinary dividends by the Company’s home service plan and similar subsidiaries (through which the Company conducts its American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to the Company. As of December 31, 2017, the total net assets subject to these third-party restrictions was $192 million. None of the Company’s subsidiaries are obligated to make funds available to the Company through the payment of dividends.

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

Financial instruments, which potentially subject the Company to financial and credit risk, consist principally of investments and receivables. Investments consist primarily of publicly traded debt, certificates of deposit and common equity securities. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The majority of the Company’s receivables and notes receivable have little concentration of credit risk due to the large number of customers with relatively small balances and their dispersion across geographical areas. The Company maintains an allowance for losses based upon the expected collectability of receivables. See Note 17 to the consolidated financial statements for information relating to the fair value of financial instruments.

Stock-Based Compensation

Stock-based compensation expense for stock options is estimated at the grant date based on an award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense for future grants may differ materially from that recorded in the current period related to options granted to date. In addition, the Company estimates the expected forfeiture rate and only recognizes expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience. To the extent the actual forfeiture rate is different from the estimate, stock-based compensation expense is adjusted accordingly. See Note 16 to the consolidated financial statements for more details.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options, restricted stock units (“RSUs”) and performance shares are reflected in diluted earnings per share by applying the treasury stock method. See Note 18 to the consolidated financial statements for more details.

Newly Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This model supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Entities have the option of using either a full retrospective or modified approach to adopt the guidance. The Company will adopt the new revenue guidance effective January 1, 2018 using the modified retrospective transition method.

The Company has completed its evaluation of the impact of ASU 2014-09. The most significant impact relates to the reclassification of approximately $390 million of accounts receivable to contract assets that will be presented net of approximately $390 million of contract liabilities currently recorded as deferred revenue. Currently, when a customer elects to pay for their home service plan contract on a monthly basis, accounts receivable and deferred revenue are recorded based on the total amount due from the customer. The accounts receivable balance is reduced as amounts are paid, and the deferred revenue is amortized over the life of the contract. Under the new revenue guidance, only the portion of the contract that is due in the current month will be recorded within accounts receivable.

The adoption will not have a significant impact on revenue or net income. The amount of customer acquisition costs deferred and the amortization period for such costs will increase under ASU 2014-09, resulting in an increase in deferred customer acquisition costs recognized. Costs of obtaining a contract that would have been incurred regardless of whether the contract was obtained, such as direct mail and digital advertising, will be expensed as incurred. Initial fees from sales of franchises and licenses, currently recognized in the year of the sale, will now be recognized over the term of the franchise agreement. In addition, advertising expense, currently recorded net of contributions from franchisees to the Company’s advertising programs, will now be recognized with offsetting increases to both revenue and expense such that there will not be a significant, if any, impact on net income. We expect the adjustment to our opening balance of accumulated deficit to be approximately $20 million, net of tax, upon adoption. As necessary, we have implemented changes to our business processes, systems and controls to support recognition and disclosure of this ASU upon adoption on January 1, 2018.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” to change how entities measure certain equity investments, to require the disclosure of changes in the fair value of financial liabilities measured under the fair value option that are attributable to a company’s own credit, and to change certain other disclosure requirements. The changes in ASU 2016-01 specifically require that the changes in fair value of all investments in equity securities be recognized in net income. The Company is impacted as unrealized gains or losses on the Company’s available-for-sale securities are currently recognized in other comprehensive income. The amendments in ASU 2016-01 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and will be adopted prospectively.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The ASU simplifies certain aspects of hedge accounting and improves disclosures of hedging arrangements through the elimination of the requirement to separately measure and report hedge ineffectiveness. The ASU generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item in order to align financial reporting of hedge relationships with economic results. Entities must apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements must be applied prospectively. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” allowing a reclassification from Accumulated Other Comprehensive Income (“AOCI”) to Retained Earnings for stranded tax effects resulting from the corporate income tax rate change in U.S. Tax Reform.  It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company currently expects to early adopt this guidance in the first quarter of 2018, and will reclassify approximately $4 million of unrealized losses from AOCI to Retained Earnings.

Note 3. Business Segment Reporting

The business of the Company is conducted through three reportable segments: Terminix, American Home Shield and Franchise Services Group.

In accordance with accounting standards for segments, the Company’s reportable segments are strategic business units that offer different services. The Terminix segment provides termite and pest control services to residential and commercial customers and distributes pest control products. The American Home Shield segment provides home service plans for household systems and appliances. The Franchise Services Group segment provides residential and commercial disaster restoration, janitorial and cleaning services through franchises primarily under the ServiceMaster, ServiceMaster Restore and ServiceMaster Clean brand names, home cleaning services through franchises primarily under the Merry Maids brand name, cabinet and wood furniture repair primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. Corporate includes SMAC, the Company’s financing subsidiary exclusively dedicated to providing financing to its franchisees and retail customers of its operating units, and the Company’s corporate operations (substantially all of which costs are allocated to the Company’s reportable segments), which provide various technology, marketing, finance, legal and other support services to the reportable segments. The composition of the Company’s reportable segments is consistent with that used by the Company’s chief operating decision maker (the “CODM”) to evaluate performance and allocate resources.

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

The Company uses Reportable Segment Adjusted EBITDA as its measure of segment profitability. Accordingly, the CODM evaluates performance and allocates resources based primarily on Reportable Segment Adjusted EBITDA. Reportable Segment Adjusted EBITDA is defined as net income before: unallocated corporate expenses; (gain) loss from discontinued operations, net of income taxes; (benefit) provision for income taxes; loss on extinguishment of debt; interest expense; depreciation and amortization expense; 401(k) Plan corrective contribution; fumigation related matters; insurance reserve adjustment; non-cash stock-based compensation expense; restructuring charges; gain on sale of Merry Maids branches; non-cash impairment of software and other related costs; and other non-operating expenses. The Company’s definition of Reportable Segment Adjusted EBITDA may not be calculated or comparable to similarly titled measures of other companies. The Company believes Reportable Segment Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives, consulting agreements and equity-based, long-term incentive plans.

During 2017, 2016 and 2015, no single customer exceeded 10 percent of global sales.

Information for continuing operations for each reportable segment and Corporate is presented below:

	Year Ended December 31,
(In millions)	2017	2016	2015
Revenue:
Terminix	$1,541	$1,524	$1,444
American Home Shield	1,157	1,020	917
Franchise Services Group	212	200	232
Reportable Segment Revenue	$2,910	$2,744	$2,592
Corporate	2	2	2
Total Revenue	$2,912	$2,746	$2,594

Reportable Segment Adjusted EBITDA:(1)
Terminix	$330	$371	$347
American Home Shield	260	220	205
Franchise Services Group	87	79	77
Reportable Segment Adjusted EBITDA	$677	$670	$630

Identifiable Assets:
Terminix	$2,821	$2,820	$2,764
American Home Shield	1,441	1,312	1,137
Franchise Services Group	489	480	492
Reportable Segment Identifiable Assets	$4,751	$4,612	$4,394
Corporate	895	774	705
Total Identifiable Assets	$5,646	$5,386	$5,098

Depreciation & Amortization Expense:
Terminix	$58	$58	$59
American Home Shield	17	13	9
Franchise Services Group	7	7	8
Reportable Segment Depreciation & Amortization Expense	$82	$78	$75
Corporate	21	16	9
Total Depreciation & Amortization Expense(2)	$103	$94	$84

Capital Expenditures:
Terminix	$12	$11	$9
American Home Shield	9	10	7
Franchise Services Group	2	2	3
Reportable Segment Capital Expenditures	$24	$22	$19
Corporate	53	33	21
Total Capital Expenditures	$77	$56	$40

________________________________

(1)	Presented below is a reconciliation of Net Income to Reportable Segment Adjusted EBITDA:

	Year Ended December 31,
(In millions)	2017	2016	2015
Net Income	$510	$155	$160
Unallocated corporate expenses	(1)	3	9
Depreciation and amortization expense	103	94	84
401(k) Plan corrective contribution	(3)	2	23
Fumigation related matters	4	93	9
Insurance reserve adjustment	—	23	—
Non-cash stock-based compensation expense	12	13	10
Restructuring charges	34	17	5
Gain on sale of Merry Maids branches	—	(2)	(7)
Non-cash impairment of software and other related costs	2	1	—
(Gain) loss from discontinued operations, net of income taxes	—	1	2
Provision for income taxes	(139)	85	107
Loss on extinguishment of debt	6	32	58
Interest expense	150	153	167
Other non-operating expenses	—	—	3
Reportable Segment Adjusted EBITDA	$677	$670	$630

___________________________________

(2)

There are no adjustments necessary to reconcile total depreciation and amortization as presented in the business segment table to consolidated totals. Amortization of debt issue costs is not included in the business segment table. See Note 4 to the consolidated financial statements for information relating to segment goodwill.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. There were no goodwill or trade name impairment charges recorded in continuing operations during the years ended December 31, 2017, 2016, and 2015. There were no accumulated impairment losses recorded in continuing operations as of December 31, 2017, 2016 and 2015.

The table below summarizes the goodwill balances for continuing operations by reportable segment:

		American	Franchise
(In millions)	Terminix	Home Shield	Services Group	Total
Balance as of December 31, 2015	$1,567	$381	$182	$2,129
Acquisitions	34	90	—	124
Disposals	—	—	(6)	(6)
Other (1)	—	—	—	—
Balance as of December 31, 2016	$1,601	$471	$175	$2,247
Acquisitions	2	4	—	6
Disposals	—	—	—	—
Other (1)	1	—	—	2
Balance as of December 31, 2017	$1,605	$476	$176	$2,256

___________________________________

(1)	Reflects the impact of foreign exchange rates.

The table below summarizes the other intangible asset balances for continuing operations:

	As of December 31, 2017			As of December 31, 2016
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$1,608	$—	$1,608	$1,608	$—	$1,608
Customer relationships	589	(555)	34	594	(538)	56
Franchise agreements	88	(70)	18	88	(67)	21
Other	81	(49)	32	65	(42)	23
Total	$2,366	$(674)	$1,692	$2,356	$(647)	$1,708

___________________________________

(1)	Not subject to amortization.

Amortization expense of $27 million,  $33 million and $38 million was recorded in the years ended December 31, 2017, 2016 and 2015, respectively. For the existing intangible assets, the Company anticipates amortization expense of $21 million,  $16 million,  $12 million,  $9 million and $6 million in 2018, 2019, 2020, 2021 and 2022, respectively.

Note 5. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act, the tax reform bill (the "Act" or “U.S. Tax Reform”) was signed into law. The Act includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. The adjustments to deferred tax assets and liabilities and the liability related to the transition tax are provisional amounts estimated based on information available as of December 31, 2017. As described below, we have made reasonable estimates. These amounts are subject to change as we obtain information necessary to complete the calculations. We will recognize any changes to the provisional amounts within (Benefit) Provision for Income Taxes on the Consolidated Statements of Operations and Comprehensive Income as we refine our estimates of our deferred tax assets and liabilities and our interpretations of the application of the Act. We expect to complete our analysis of the provisional items during the second half of 2018. The effects of other provisions of the Act are not expected to have a material impact on our consolidated financial statements.

Corporate Tax Rate Change

The Company is subject to the provisions of the Financial Accounting Standards Board ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The Company remeasured deferred tax assets and liabilities based on the new U.S. tax rates at which they are expected to reverse in the future, which is generally 21 percent. The provisional amount recorded relating to the remeasurement of these deferred tax balances was a net reduction of total deferred tax liabilities of $271 million. We are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect these deferred tax balances or potentially give rise to changes in existing deferred tax amounts.

Deferred Tax Analysis

The Act changes the treatment of certain income and expense items for which the Company records deferred tax assets and liabilities. The Company has assessed its valuation of deferred tax assets and liabilities at December 31, 2017, as well as valuation allowance analyses affected by various aspects of the Act. The Company has recorded no provisional amounts related to valuation allowances and revaluation of deferred tax assets affected by various aspects of the Act. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the valuation of these balances.

Transition Tax

The Act imposes a Transition Tax on undistributed and previously untaxed post-1986 foreign earnings and profits, as determined in accordance with U.S. tax principles, of certain foreign owned corporations owned by U.S. stockholders. The Company recorded a provisional amount for the one-time transition tax liability for the deemed distribution of earnings from our foreign subsidiaries resulting in an increase in income tax expense of less than $1 million. The Company recorded a provisional transition tax amount because certain information related to the computations required to compute the transition tax, including the computation of previously undistributed earnings, is not readily available, and there is limited information from federal and state taxing authorities regarding the application and interpretation of the recently enacted legislation. Accordingly, we are still analyzing certain aspects of the transition tax calculations which could potentially affect the amount recorded.

GILTI

Because of the complexity of the new global intangible low-taxed income (“GILTI”) tax rules, we are continuing to evaluate this provision of the Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice.  Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.  We are not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.

As of December 31, 2017, 2016 and 2015, the Company has $14 million,  $13 million and $16 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). At December 31, 2017 and 2016,  $13 million and $9 million, respectively, of unrecognized tax benefits would impact the effective tax rate if recognized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
(In millions)	2017	2016	2015
Gross unrecognized tax benefits at beginning of period	$13	$16	$13
Increases in tax positions for prior years	—	—	—
Decrease in tax positions for prior years	—	(5)	—
Increases in tax positions for current year	3	3	3
Lapse in statute of limitations	(1)	(1)	(1)
Gross unrecognized tax benefits at end of period	$14	$13	$16

Based on information currently available, it is reasonably possible that over the next 12 month period unrecognized tax benefits may decrease by $2 million as the result of settlements of ongoing audits, statute of limitation expirations or final settlements of uncertain tax positions in multiple jurisdictions.

The Company files consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. In the ordinary course of business, the Company is subject to review by domestic and foreign taxing authorities. For U.S. federal income tax purposes, the Company participates in the IRS’s Compliance Assurance Process whereby its U.S. federal income tax returns are reviewed by the IRS both prior to and after their filing. The U.S. federal income tax returns filed by the Company through the year ended December 31, 2014 have been audited by the IRS. The IRS commenced examinations of the Company’s U.S. federal income tax returns for 2015 in the first quarter of 2015. Three state tax authorities are in the process of auditing state income tax returns of various subsidiaries. The Company is no longer subject to state and local or foreign income tax examinations by tax authorities for years before 2008.

The Company’s policy is to recognize potential interest and penalties related to its tax positions within the tax provision. Total interest and penalties included in the consolidated statements of income are immaterial. As of December 31, 2017 and 2016, the Company had accrued for the payment of interest and penalties of approximately $2 million.

The components of income from continuing operations before income taxes are as follows:

	Year Ended December 31,
(In millions)	2017	2016	2015
U.S.	$365	$238	$266
Foreign	5	3	4
Income from Continuing Operations before Income Taxes	$370	$241	$270

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the Company’s effective income tax rate for continuing operations is as follows:

	Year Ended December 31,
	2017	2016	2015
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal benefit	3.5	4.7	3.2
Tax credits	(0.6)	(0.9)	(0.8)
Other permanent items	1.3	1.5	2.4
U.S. Tax Reform rate change(1)	(73.3)	—	—
Remeasurement of prior year tax positions	—	(1.9)	—
Excess tax benefits from stock-based compensation	(4.0)	(3.0)	—
Other, including foreign rate differences and reserves	0.5	—	—
Effective rate	(37.6)%	35.4%	39.8%

(1)

Deferred income taxes in the Company’s balance sheet at December 31, 2017, were remeasured for the change in the U.S. income tax rate through income tax expense (see discussion on U.S. Tax Reform). This one-time beneficial rate change adjustment for $271 million includes $11 million in state income tax expense.

The effective tax rate for discontinued operations for the years ended December 31, 2017, 2016 and 2015 was a tax benefit of 38.3 percent, 37.7 percent and 37.7 percent, respectively.  Income tax expense from continuing operations is as follows:

	Year Ended December 31,
(In millions )	2017	2016	2015
Current:
U.S. federal	$71	$50	$33
Foreign	3	2	2
State and local	13	12	12
	87	64	47
Deferred:
U.S. federal	(235)	17	59
Foreign	2	(2)	—
State and local	7	6	1
	(226)	22	60
(Benefit) provision for income taxes	$(139)	$85	$107

Deferred income tax expense results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The deferred tax asset primarily reflects the impact of future tax deductions related to the Company’s accruals and certain net operating loss carryforwards. The deferred tax liability is primarily attributable to the basis differences related to intangible assets. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The valuation allowance for deferred tax assets as of December 31, 2017 and 2016 was $11 million and $7 million, respectively. The net change in the total valuation allowance for the year ended December 31, 2017 was an increase of $4 million.

Significant components of the Company’s deferred tax balances are as follows:

	As of December 31,
(In millions)	2017	2016
Long-term deferred tax assets (liabilities):
Intangible assets(1)	$(483)	$(727)
Property and equipment	(25)	(34)
Prepaid expenses and deferred customer acquisition costs	(12)	(18)
Receivables allowances	9	13
Self-insured claims and related expenses	7	11
Accrued liabilities	14	28
Other long-term obligations	(12)	(19)
Net operating loss and tax credit carryforwards	19	36
Less valuation allowance	(11)	(7)
Net Long-term deferred tax liability	$(493)	$(717)

___________________________________

(1)

The deferred tax liability relates primarily to the difference in the tax versus book basis of intangible assets. The Company had $507 million and $759 million of deferred tax liability included in this net deferred tax liability as of December 31, 2017 and 2016, respectively, that will not actually be paid unless certain business units of the Company are sold.

As of December 31, 2017, the Company had deferred tax assets, net of valuation allowances, of $8 million for federal and state net operating loss and capital loss carryforwards, which expire at various dates up to 2037. The Company also had deferred tax assets, net of valuation allowances, of less than $1 million for federal and state credit carryforwards which expire at various dates up to 2027. The federal and state net operating loss carryforwards in the filed income tax returns included unrecognized tax benefits taken in prior years. The net operating losses for which a deferred tax asset is recognized for financial statement purposes in accordance with ASC 740 are presented net of these unrecognized tax benefits.

We previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. Prior to the Transition Tax included in the Act discussed herein, we had an excess amount for financial reporting over the tax basis in our foreign subsidiaries, including cumulative undistributed earnings of the Company’s foreign subsidiaries of $60 million as of December 31, 2016. While the Transition Tax resulted in all remaining undistributed foreign earnings being subject to U.S. tax, an actual repatriation from our non-U.S. subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes. Included in our December 31, 2017 U.S. income tax provision is less than $1 million in Transition Tax.

The amount of cash associated with indefinitely reinvested foreign earnings was approximately $29 million and $23 million as of December 31, 2017 and 2016, respectively. We are currently analyzing our global working capital and cash requirements and the potential tax liabilities attributable to repatriation, but have yet to determine whether we plan to change our prior assertion and repatriate earnings. Accordingly, we have not recorded any deferred taxes attributable to our investment in foreign subsidiaries. We will record the tax effects of any change in our prior assertion in the period that we complete our analysis and are able to make a reasonable estimate, and disclose any unrecognized deferred tax liability for temporary differences related to our foreign investments, if practicable.

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

2017

During the year ended December 31, 2017, the Company completed four pest control acquisitions and purchased a ServiceMaster Clean master distributor within the Franchise Services Group. The total purchase price for these acquisitions was $16 million. The Company recorded goodwill of $2 million and other intangibles, primarily reacquired rights, of $13 million related to those acquisitions. The weighted-average useful life for each class of definite lived intangible asset associated with these acquisitions was approximately three years.

Prior Years

On June 27, 2016, the Company acquired OneGuard for a total purchase price of $61 million. The Company recorded goodwill of $57 million and other intangibles, primarily customer relationships, of $15 million related to this acquisition.

On November 30, 2016, the Company acquired Landmark for a total purchase price of $39 million. The Company recorded goodwill of $37 million and other intangibles, primarily customer relationships, of $13 million related to this acquisition. During the year ended December 31, 2017, the Company finalized its assessment of the fair value of the assets acquired and liabilities assumed. The Company updated its preliminary allocation and reclassified $4 million from other intangibles, primarily customer relationships, to goodwill.

The weighted-average useful life for each class of definite lived intangible asset recorded for both the OneGuard and Landmark acquisitions was five years.

During the year ended December 31, 2016, the Company completed several pest control and termite acquisitions. The total purchase price for these acquisitions was $43 million. The Company recorded goodwill of $34 million and other intangibles, primarily customer relationships, of $6 million related to these acquisitions. The weighted-average useful life for each class of definite lived intangible asset recorded for these acquisitions was five years.

During the year ended December 31, 2015, the Company completed several pest control and termite acquisitions. The total purchase price for these acquisitions was $125 million. The Company recorded goodwill of $74 million and other intangibles, primarily customer relationships, of $46 million related to these acquisitions. The average useful life for each class of definite lived intangible asset recorded for these acquisitions ranged from one year to eight years.

Supplemental cash flow information regarding the Company’s acquisitions is as follows:

	Year Ended December 31,
(In millions)	2017	2016	2015
Assets acquired	$17	$184	$126
Liabilities assumed	(1)	(40)	—
Net assets acquired	$16	$144	$125

Net cash paid	$13	$121	$92
Seller financed debt	3	23	33
Purchase price	$16	$144	$125

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

In connection with the TruGreen Spin-off, the Company entered into a transition services agreement with New TruGreen pursuant to which the Company provides New TruGreen with specified communications, public relations, finance and accounting, tax, treasury, internal audit, human resources operations and benefits, risk management and insurance, supply management, real estate management, marketing, facilities, information technology and other support services. The charges for the transition services are designed to allow the Company to fully recover the direct costs of providing the services, plus specified margins and any out-of-pocket costs and expenses. The services provided under the transition services agreement terminated at various specified times on or prior to December 31, 2017, except certain information technology services which the Company has entered into an agreement with New TruGreen to extend through June 30, 2018. New TruGreen may terminate the extended transition services agreement for convenience upon 90 days written notice.

Under this transition services agreement, in the years ended December 31, 2017, 2016 and 2015, the Company recorded $2 million, $9 million and $25 million, respectively, of fees from New TruGreen, which is included as a reduction, net of costs incurred, in Selling and administrative expenses in the consolidated statement of operations and comprehensive income. As of December 31, 2017, all amounts owed by New TruGreen under this agreement have been paid.

Financial Information for Discontinued Operations

Gain (loss) from discontinued operations, net of income taxes, for all periods presented includes the operating results of the previously sold businesses.

The operating results of discontinued operations are as follows:

	Year Ended December 31,
(In millions)	2017	2016	2015
Revenue	$—	$—	$—
Cost of services rendered and products sold	—	—	—
Selling and administrative expenses	$(1)	$1	$3
Income (loss) before income taxes	1	(1)	(3)
Benefit for income taxes	—	—	(1)
Gain (loss) from discontinued operations, net of income taxes	$—	$(1)	$(2)

Note 8. Restructuring Charges

The Company incurred restructuring charges of $34 million ($24 million, net of tax), $17 million  ($11 million, net of tax) and $5 million  ($3 million, net of tax) for the years ended December 31, 2017, 2016 and 2015, respectively. Restructuring charges are comprised of the following:

	Year Ended December 31,
(In millions)	2017	2016	2015
Terminix(1)	$2	$7	$3
American Home Shield(2)	—	2	—
Franchise Services Group(3)	1	—	1
Corporate(4)	2	5	1
Leadership transition(5)	11
American Home Shield spin-off(6)	13	—	—
Global Service Center relocation(7)	5	3	—
Total restructuring charges	$34	$17	$5

___________________________________

(1)

For the years ended December 31, 2017, 2016 and 2015, these charges include $2 million, $4 million and $3 million, respectively, of lease termination and severance costs driven by Terminix’s branch optimization program. For the year ended December 31, 2016, these charges include $1 million of severance costs and $3 million of stock-based compensation expense due to the modification of non-vested stock options and RSUs as part of the severance agreement with the former president of Terminix. Of this amount, $1 million was unpaid and accrued as of December 31, 2017.

(2)

Represents lease termination and other costs driven by the decision to consolidate the stand-alone operations of HSA acquired in February 2014 with those of American Home Shield. Less than $1 million was unpaid and accrued as of December 31, 2017.

(3)	Represents severance and other costs related to the reorganization of the Franchise Services Group. Less than $1 million was unpaid and accrued as of December 31, 2017.
(4)

We have historically made changes on an ongoing basis to enhance capabilities and reduce costs in our corporate functions that provide company-wide administrative services for our operations. In 2017, we began taking actions to enhance capabilities and align our corporate functions with those required to support our strategic needs as two stand-alone companies in anticipation of the American Home Shield spin-off. For the years ended December 31, 2017, 2016, and 2015, these charges include severance and other costs of $2 million, $2 million, and $1 million, respectively. For the year ended December 31, 2016, these charges include professional fees of $2 million and accelerated depreciation of $2 million related to the early termination of a long-term human resources outsourcing agreement. Of this amount, $1 million was unpaid and accrued as of December 31, 2017.
(5)

For the year ended December 31, 2017, these charges include $5 million of severance costs and $5 million of stock-based compensation expense as part of the severance agreements with the former CEO and CFO. Of this amount, $4 million was unpaid and accrued as of December 31, 2017.

(6)

Represents professional fees and other costs of $13 million related to the proposed spin-off of the American Home Shield business to Company stockholders. Of this amount, $1 million was unpaid and accrued as of December 31, 2017.

(7)

For the year ended December 31, 2017, these charges include accelerated depreciation of $2 million, redundant rent expense of $2 million and a $1 million loss recorded on the sale of an asset related to the relocation of the Company’s corporate headquarters, which we refer to as our Global Service Center. For the year ended December 31, 2016, represents impairment charges of $1 million and professional fees and other costs of $1 million related to the relocation of the Company’s Global Service Center.

The pretax charges discussed above are reported in Restructuring charges in the consolidated statements of operations and comprehensive income.  We expect to incur $35 million to $45 million of additional spin-off costs in restructuring charges in 2018. We expect to incur approximately $8 million of additional Global Service Center relocation charges in 2018, principally comprised of lease exit costs.

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities—Other on the consolidated statements of financial position, is presented as follows:

Accrued
Restructuring
(In millions)	Charges
Balance as of December 31, 2015	$1
Costs incurred	17
Costs paid or otherwise settled	(16)
Balance as of December 31, 2016	3
Costs incurred	34
Costs paid or otherwise settled	(29)
Balance as of December 31, 2017	$8

The Company expects substantially all of its accrued restructuring charges to be paid within one year.

Certain restructuring comparative figures in the Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.

Note 9. Commitments and Contingencies

The Company leases certain property and equipment under various operating lease arrangements. Most of the property leases provide that the Company pay taxes, insurance and maintenance applicable to the leased premises. As leases for existing locations expire, the Company expects to renew the leases or substitute another location and lease.

Rental expense for the years ended December 31, 2017, 2016 and 2015 was $32 million,  $29 million and $29 million, respectively. Based on leases in place as of December 31, 2017, future long-term non-cancelable operating lease payments will be approximately $18 million in 2018, $14 million in 2019, $16 million in 2020, $13 million in 2021, $11 million in 2022 and $73 million in 2023, and thereafter.

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

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2015	$114
Provision for self-insured claims(1)	58
Cash payments	(51)
Balance as of December 31, 2016	120
Provision for self-insured claims	36
Cash payments	(42)
Balance as of December 31, 2017	$115

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

Accruals for home service plan claims in the American Home Shield business are made based on the Company’s claims experience and actuarial projections. Termite damage claim accruals in the Terminix business are recorded based on both the historical rates of claims incurred within a contract year and the cost per claim. Current activity could differ causing a change in estimates. The Company has certain liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified.

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

Fumigation Related Matters

On January 20, 2017, TMX USVI and TMX LP, each an indirect, wholly-owned subsidiary of the Company, entered into a revised Plea Agreement in connection with the investigation initiated by the DOJ into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands. The Plea Agreement was intended to resolve four misdemeanor charges of violations of the Federal Insecticide, Fungicide, and Rodenticide Act related to improper applications of methyl bromide. At a hearing on November 20, 2017, TMX USVI and TMX LP were sentenced for pleading guilty to four misdemeanor charges of violations of the Federal Insecticide, Fungicide, and Rodenticide Act related to improper applications of methyl bromide. Under the terms of sentencing handed down, TMX USVI and TMX LP each paid fines or costs of approximately $5 million (total of approximately $10 million). The court required TMX USVI and TMX LP to provide for training certification courses with respect to pesticide application and safety in the U.S. Virgin Islands over the next five years. As a result of the sentencing, we have recorded an additional $1 million in charges in the fourth quarter of 2017. The Company had previously recorded within Fumigation related matters in the consolidated statement of operations and comprehensive income total charges of $10 million in connection with the aforementioned criminal matter as of December 31, 2016.

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

In addition to the matters discussed above, in the ordinary course of conducting business activities, we and our subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured matters that are brought on an individual, collective, representative and class action basis, or other proceedings involving regulatory, employment, general and commercial liability, automobile liability, wage and hour, environmental and other matters. We have entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court or other approvals. If one or more of our settlements are not finally approved, we could have additional or different exposure, which could be material. Subject to the paragraphs above, we do not expect any of these proceedings to have a material effect on our reputation, business, financial position, results of operations or cash flows; however, we can give no assurance that the results of any such proceedings will not materially affect our reputation, business, financial position, results of operations and cash flows. See Note 4 to the consolidated financial statement for more details.

On September 15, 2015, a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, styled Carl Robert McCaughey, et al. v. Terminix International Company Limited Partnership, Sunland Pest Control Services, Inc., et al. The lawsuit alleged that fumigation of a Florida family’s residence by Sunland, a subcontractor of TMX LP, resulted in serious injuries to one of the family’s children. Under the terms of the court approved settlement agreement, in addition to the amounts that the Company’s insurance carriers agreed to pay to the family pursuant to our general liability insurance policies, the Company paid $3 million, an amount equal to the Company’s insurance deductible under its general liability insurance policies. In the year ended December 31, 2016, the Company recorded within Cost of services rendered and products sold in the consolidated statement of operations and comprehensive income a charge of $3 million in connection with civil claims related to the Florida fumigation matter.

Note 10. Employee Benefit Plans

Discretionary contributions to the Company’s 401(k) plan were made in the amount of $15 million,  $15 million and $14 million for the years ended December 31, 2017, 2016 and 2015, respectively.

In 2008, the Company amended its Profit Sharing and Retirement Plan, a tax qualified 401(k) defined contribution plan available to substantially all of its employees (the “401(k) Plan”), to implement a qualified automatic contribution arrangement (“QACA”) under the safe harbor provisions of the Internal Revenue Code of 1986, as amended (the “Code”). QACA plans, in general, require automatic enrollment of employees into the retirement plan absent an affirmative election that such employees do not wish to participate. Although the Company implemented processes to auto-enroll new hires after adopting the QACA plan in 2008, it discovered that it did not auto enroll then existing employees who were not participating in the 401(k) Plan. In response, the Company implemented an auto-enrollment process for affected active employees and submitted to the Internal Revenue Service (the “IRS”) a voluntary correction proposal (the “VCP”) to remedy the issue for prior years. On October 3, 2017, the Company and the IRS agreed on the terms of the VCP submitted by the Company. The VCP required the Company to contribute approximately $22 million to 401(k) accounts for impacted current and former employees. The contribution occurred on November 13, 2017. The Company recorded within Selling and administrative expenses in the consolidated statement of operations and comprehensive income charges of $(3) million, $2 million and $23 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 11. Long-Term Debt

Long-term debt is summarized in the following table:

	As of December 31,
(In millions)	2017	2016
Senior secured term loan facility maturing in 2023(1)	$1,615	$1,628
5.125% notes maturing in 2024(2)	739	737
Revolving credit facility maturing in 2021	—	—
7.10% notes maturing in 2018(3)	79	77
7.45% notes maturing in 2027(3)	169	167
7.25% notes maturing in 2038(3)	42	65
Vehicle capital leases(4)	90	87
Other	54	71
Less current portion	(144)	(59)
Total long-term debt	$2,643	$2,772

___________________________________

(1)

As of December 31, 2017 and 2016, presented net of $16 million and $18 million, respectively, in unamortized debt issuance costs and $3 million and $4 million, respectively, in unamortized original issue discount paid as described below under “––Term Loan Facility.”

(2)	As of December 31, 2017 and 2016, presented net of $11 million and $13 million, respectively, in unamortized debt issuance costs as described below under “––2024 Notes.”

(3)

As of December 31, 2017 and 2016, collectively presented net of $37 million and $48 million, respectively, of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

(4)

The Company has entered into the Fleet Agreement which, among other things, allows the Company to obtain fleet vehicles through a leasing program. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45%.

Term Loan Facility

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

The interest rates applicable to the term loans under the Term Loan Facility are based on a fluctuating rate of interest measured by reference to either, at The Company’s option, (i) an adjusted LIBOR (subject to a floor of zero percent) plus a margin of 2.50% per annum or (ii) an alternate base rate (subject to a floor of 1.00%) plus a margin of 1.50% per annum. Voluntary prepayments of borrowings under the Term Loan Facility are permitted at any time, in minimum principal amounts, without premium or penalty.

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

On November 7, 2016 the Company entered into a seven-year interest rate swap agreement effective November 8, 2016. The notional amount of the agreement was $650 million. Under the terms of the agreement, the Company will pay a fixed rate of interest of 1.493%  on the $650 million notional amount, and the Company will receive a floating rate of interest (based on one-month LIBOR, subject to a floor of zero percent) on the notional amount. Therefore, during the term on the agreement, the effective interest rate on $650 million of the Term Loan Facility is fixed at a rate of 1.493%, plus the incremental borrowing margin of 2.50%.

The changes in interest rate swap agreements, as well as the cumulative interest rate swaps outstanding, are as follows:

		Weighted
	Notional	Average Fixed
(In millions)	Amount	Rate(1)
Interest rate swap agreements in effect as of December 31, 2015	$700	1.867%
Terminated	(700)
Entered into effect	650
Interest rate swap agreements in effect as of December 31, 2016	650	1.493%
Terminated	—
Entered into effect	—
Interest rate swap agreements in effect as of December 31, 2017	$650	1.493%

___________________________________

(1)	Before the application of the applicable borrowing margin.

In accordance with accounting standards for derivative instruments and hedging activities, and as further described in Note 17 to the consolidated financial statements, these interest rate swap agreements are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the consolidated statements of financial position as either an asset or liability at fair value, with the effective portion of the changes in fair value attributable to the hedged risks recorded in accumulated other comprehensive income (loss).

Revolving Credit Facility

On November 8, 2016, in connection with the Company’s refinancing, the Company terminated the Old Revolving Credit Facility and entered into a $300 million Revolving Credit Facility. The maturity date for the Revolving Credit Facility is November 8, 2021. The Revolving Credit Facility provides for senior secured revolving loans and stand‑by and other letters of credit. The Revolving Credit Facility limits outstanding letters of credit to $225 million. As of December 31, 2017, there were $33 million of letters of credit outstanding and $267 million of available borrowing capacity under the Revolving Credit Facility.

The Revolving Credit Facility and the guarantees thereof are secured by the same collateral securing the Term Loan Facility, on a pari passu basis with the security interests created in the same collateral securing the Term Loan Facility.

The interest rates applicable to the loans under the Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to either, at the Company’s option, (i) an adjusted LIBOR plus a margin of 2.50% per annum or (ii) an alternate base rate plus a margin of 1.50% per annum.

2024 Notes

On November 8, 2016, the Company sold $750 million of 2024 Notes. The 2024 Notes will mature on November 15, 2024 and bear interest at a rate of 5.125%  per annum. The 2024 Notes are jointly and severally guaranteed on a senior unsecured basis by the Company’s domestic subsidiaries that guarantee its indebtedness under the Credit Facilities (the “Guarantors”). The 2024 Notes are not guaranteed by any of the Company’s non‑U.S. subsidiaries, any subsidiaries subject to regulation as an insurance, home service plan or similar company, or certain other subsidiaries (the “Non-Guarantors”).

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

2038 Notes

On September 18, 2017, the Company purchased $13 million in aggregate principal amount of its 7.25% notes maturing in 2038 at a price of 104.625% of the principal amount using available cash. On May 11, 2017, the Company purchased $17 million in aggregate principal amount of its 7.25% notes maturing in 2038 at a price of 97% of the principal amount using available cash. The repurchased notes were delivered to the trustee for cancellation. In connection with these partial repurchases, the Company recorded a loss on extinguishment of debt of $6 million in the year ended December 31, 2017.

Other

The agreements governing the Term Loan Facility and the Revolving Credit Facility contain certain covenants that, among other things, limit or restrict the incurrence of additional indebtedness, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. The Company was in compliance with the covenants under these agreements at December 31, 2017.

As of December 31, 2017, future scheduled long‑term debt payments are $144 million,  $65 million,  $45 million,  $31 million and $20 million for the years ended December 31, 2018, 2019, 2020, 2021 and 2022, respectively. Certain of the Company’s assets, including vehicles, equipment and a customer care center facility, are leased under capital leases with $91 million in remaining lease obligations as of December 31, 2017. The long‑term debt payments above include future capital lease payments of approximately $29 million in 2018,  $24 million in 2019,  $21 million in 2020,  $13 million in 2021, and $3 million in 2022.

Note 12. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the consolidated statements of financial position. As of December 31, 2017 and 2016, the Company’s marketable securities consisted primarily of treasury bills (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross unrealized gains and losses of the Company’s short- and long-term investments in Debt and Equity securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
Available-for-sale securities, December 31, 2017:
Debt securities	$29	$—	$—	$29
Equity securities	15	3	—	18
Total securities	$44	$3	$—	$47
Available-for-sale securities, December 31, 2016:
Debt securities	$27	$—	$—	$27
Equity securities	15	1	—	17
Total securities	$43	$1	$—	$44

There were no unrealized losses which had been in a loss position for more than one year as of December 31, 2017 and 2016.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The table below summarizes proceeds, maturities, gross realized gains and gross realized losses resulting from sales of available-for-sale securities. There were no impairment charges due to other than temporary declines in the value of certain investments for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
(In millions)	2017	2016	2015
Proceeds from sale of securities	$12	$42	$22
Maturities of securities	36	7	11
Gross realized gains, pre-tax	—	4	7
Gross realized gains, net of tax	—	2	4
Gross realized losses, pre-tax	—	—	—
Gross realized losses, net of tax	—	—	—

Note 13. Comprehensive Income (Loss)

Comprehensive income (loss), which primarily includes net income (loss), unrealized gain on marketable securities, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation loss is disclosed in the consolidated statements of operations and comprehensive income and the consolidated statements of shareholders’ equity.

The following tables summarize the activity in accumulated other comprehensive income (loss), net of the related tax effects.

		Unrealized
		Gains on	Foreign
	Unrealized	Available	Currency
	(Losses) Gains on	-for-Sale	Translation
(In millions)	Derivatives	Securities	(Loss) Gain	Total
Balance as of December 31, 2015	$(7)	$2	$(15)	$(21)
Other comprehensive income before reclassifications:
Pre-tax amount	20	1	—	21
Tax provision	8	1	—	9
After-tax amount	13	—	—	13
Amounts reclassified from accumulated other comprehensive income (loss)(1)	7	(2)	—	5
Net current period other comprehensive income (loss)	20	(2)	—	18
Balance as of December 31, 2016	$12	$1	$(15)	$(3)
Other comprehensive income before reclassifications:
Pre-tax amount	—	2	3	5
Tax provision	—	1	—	1
After-tax amount	—	1	3	4
Amounts reclassified from accumulated other comprehensive income(1)	4	—	—	4
Net current period other comprehensive income	4	1	3	8
Balance as of December 31, 2017	$16	$2	$(12)	$5

___________________________________

(1)	Amounts are net of tax. See reclassifications out of accumulated other comprehensive income below for further details.

Reclassifications out of accumulated other comprehensive income included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income
	As of December 31,			Consolidated Statements of Operations
(In millions)	2017	2016	2015	and Comprehensive Income Location
Gains (losses) on derivatives:
Fuel swap contracts	$3	$(4)	$(5)	Cost of services rendered and products sold
Interest rate swap contracts	(8)	(7)	(6)	Interest expense
Net losses on derivatives	(6)	(11)	(11)
Impact of income taxes	2	4	4	Provision for income taxes
Total reclassifications related to derivatives	$(4)	$(7)	$(7)
Gains on available-for-sale securities	$—	$3	$7	Interest and net investment income
Impact of income taxes	—	(1)	(3)	Provision for income taxes
Total reclassifications related to securities	$—	$2	$4
Total reclassifications for the period	$(4)	$(5)	$(3)

Note 14. Supplemental Cash Flow Information

Supplemental information relating to the consolidated statements of cash flows is presented in the following table:

	Year Ended December 31,
(In millions)	2017	2016	2015
Cash paid for or (received from):
Interest expense(1)	$134	$134	$178
Interest and dividend income	(1)	(2)	(3)
Income taxes, net of refunds	109	71	44
(1)	For the year ended December 31, 2016, excludes $10 million paid in connection with the termination of interest rate swap agreements.

As of December 31, 2017 and 2016, Cash and cash equivalents of $475 million and $291 million, respectively, and Restricted cash of $89 million and $95 million, respectively, as presented on the consolidated statements of financial position represent the amounts comprising Cash and cash equivalents and restricted cash of $563 million and $386 million presented on the consolidated statements of cash flows. There were no restricted cash balances as of December 31, 2015.

The Company acquired $41 million,  $61 million and $27 million of property and equipment through capital leases and other non-cash financing transactions in the years ended December 31, 2017, 2016 and 2015, respectively, which have been excluded from the consolidated statements of cash flows as non-cash investing and financing activities.

In the years ended December 31, 2016 and 2015 the Company converted certain company-owned Merry Maids branches to franchises for a total purchase price of $9 million and $17 million, respectively. In the years ended December 31, 2016, and 2015, the Company received cash of $6 million and $13 million, respectively, and provided financing of $2 million and $4 million, respectively.

Note 15. Capital Stock

The Company is authorized to issue 2,000,000,000 shares of common stock. As of December 31, 2017, there were 146,662,232 shares of common stock issued and 135,141,048 shares of common stock outstanding. The Company has no other classes of equity securities issued or outstanding.

Note 16. Stock-Based Compensation

In connection with the Company’s initial public offering, the Company’s board of directors and stockholders have adopted the Omnibus Incentive Plan. Prior to the Company’s initial public offering, the Company’s board of directors and stockholders had adopted the MSIP. Upon adoption of the Omnibus Incentive Plan, the Company froze the MSIP and will make no further grants thereunder. However, awards previously granted under the MSIP are unaffected by the termination of the MSIP. The Omnibus Incentive Plan provides for awards in the form of stock options, stock purchase rights, restricted stock, RSUs, performance shares, performance units, stock appreciation rights, dividend equivalents, DSUs and other stock-based awards. The MSIP provided for the sale of shares and DSUs of the Company’s stock to the Company’s executives, officers and other employees and to the Company’s directors as well as the grant of RSUs, performance-based RSUs and options to purchase the Company’s shares to those individuals. DSUs represent a right to receive a share of common stock in the future. The Company’s Compensation Committee selects the Company’s executive officers, employees and directors eligible to participate in the Omnibus Incentive Plan and determines the specific number of shares to be offered or options to be granted to an individual.

On February 24, 2015, the Company’s board of directors approved and recommended for approval by the Company’s stockholders the Employee Stock Purchase Plan, which became effective for offering periods commencing July 1, 2015. The Employee Stock Purchase Plan is intended to qualify for the favorable tax treatment under the Code. Under the plan, eligible employees of the Company may purchase common stock, subject to Internal Revenue Service limits, during pre-specified offering periods at a discount established by the Company not to exceed ten percent of the then-current fair market value. On April 27, 2015, the Company’s stockholders approved the Employee Stock Purchase Plan with a maximum of one million shares of common stock authorized for sale under the plan. Under the Employee Stock Purchase Plan, the Company sold 52,051 shares in 2017, 70,063 shares in 2016 and 34,302 shares in 2015. As a result of the American Home Shield spin-off described in Note 1 to the consolidated financial statements, the Employee Stock Purchase Plan was suspended effective January 1, 2018.

A maximum of 16,396,667 shares of the Company’s stock is authorized for issuance under the MSIP, the Omnibus Incentive Plan and the Employee Stock Purchase Plan, of which, as of December 31, 2017, 7,299,555 shares remain available for future grants. The Company currently intends to satisfy any need for the Company’s shares of common stock associated with the settlement of DSUs, vesting of RSUs, exercise of options or purchase of shares issued under the Omnibus Incentive Plan, MSIP or Employee Stock Purchase Plan through new shares available for issuance or any shares repurchased, forfeited or surrendered from participants in the MSIP and the Omnibus Incentive Plan.

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

In 2017, 2016 and 2015, the Company completed various equity offerings to certain of the Company’s executives, officers and employees pursuant to the Omnibus Incentive Plan. The shares sold and options granted in connection with these equity offerings are subject to and governed by the terms of the Omnibus Incentive Plan. No other shares of common stock were sold by the Company in 2017, 2016 or 2015.

Stock Options

The Company granted the Company’s executives, officers and employees options to purchase 747,761;  684,329; and 411,506 shares of the Company’s common stock in 2017, 2016 and 2015, respectively, at a weighted-average exercise price of $39.27 per share for options issued in 2017,  $39.54 per share for options issued in 2016 and $32.70 per share for options issued in 2015. These options are subject to and governed by the terms of the MSIP and Omnibus Incentive Plan. The per share purchase price and exercise price was based on the determination by the Company’s Compensation Committee of the fair market value of the Company’s common stock as of the purchase/grant dates. All options granted to date generally will vest in four equal annual installments, subject to an employee’s continued employment. The four-year vesting period is the requisite service period over which compensation cost will be recognized on a straight-line basis for all grants. All options issued are accounted for as equity-classified awards.

The value of each option award was estimated on the grant date using the Black-Scholes option valuation model that incorporates the assumptions noted in the following table. For options granted in 2017, 2016 and 2015, the expected volatility was based on historical and implied volatilities of the Company’s publicly traded stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method as outlined by the SEC in Staff Accounting Bulletins No. 107 and 110 as the Company does not have sufficient historical exercise to provide a reasonable basis upon which to estimate expected life due to the limited period of time the Company’s equity shares have been publicly traded. The risk-free interest rates were based on the U.S. Treasury securities with terms similar to the expected lives of the options as of the grant dates.

	Year Ended December 31,
Assumption	2017	2016	2015
Expected volatility	27.7%	32.3%	34.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	6.3	6.3	6.3
Risk-free interest rate	1.83% - 2.29%	1.25% - 1.46%	1.50% - 1.83%

The weighted-average grant-date fair value of the options granted during 2017, 2016 and 2015 was $12.45,  $13.58 and $11.91 per option, respectively. During the year ended December 31, 2017, the Company applied a forfeiture assumption of 18.34 percent per annum in the recognition of the expense related to these options, with the exception of the options held by the Company’s CEO for which the Company has applied a forfeiture rate of zero. The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015, was $60 million,  $20 million and $25 million, respectively. The total fair value of stock options vested during the years ended December 31, 2017, 2016 and 2015, was $6 million,  $6 million and $5 million, respectively.

A summary of option activity under the MSIP and Omnibus Incentive Plan as of December 31, 2017 and changes during the year then ended is presented below:

				Weighted Avg.
			Aggregate	Remaining
		Weighted Avg.	Intrinsic	Contractual
	Stock	Exercise	Value	Term
	Options	Price	(in millions)	(in years)
Total outstanding, December 31, 2016	3,155,344	$18.96	$60	6.97
Granted to employees	747,761	$39.27
Exercised	(2,050,978)	$13.61
Forfeited	(726,965)	$30.38
Expired	—	$—
Total outstanding, December 31, 2017	1,125,162	$34.84	$18	8.15
Total exercisable, December 31, 2017	214,369	$25.97	$5	6.44

RSUs

The Company granted the Company’s executives, officers and employees 416,604;  267,739; and 304,680 RSUs in 2017, 2016 and 2015, respectively, with weighted-average grant date fair values of $40.51 per unit for 2017,  $39.15 per unit for 2016 and $32.55 per unit for 2015, which was equivalent to the then current fair value of the Company’s common stock at the grant date. All RSUs outstanding as of December 31, 2017 will vest in three equal annual installments, subject to an employee’s continued employment. Upon vesting, each RSU will be converted into one share of the Company’s common stock. The total fair value of RSUs vested during the years ended December 31, 2017, 2016 and 2015, was $7 million,  $10 million and $7 million, respectively.

A summary of RSU activity under the Omnibus Incentive Plan as of December 31, 2017, and changes during the year then ended is presented below:

		Weighted Avg.
		Grant Date
	RSUs	Fair Value
Total outstanding, December 31, 2016	439,134	$35.63
Granted to employees	416,604	$40.51
Vested	(184,151)	$33.71
Forfeited	(99,663)	$38.77
Total outstanding, December 31, 2017	571,924	$39.26

Included within the summary of RSU activity above are 162,172 grants of performance RSUs to certain executives who are key to the American Home Shield spin-off transaction. All such performance RSUs are contingent upon the successful completion of the spin-off transaction and subject to the employee’s continued employment. For certain grants, all performance RSUs vest on the date of the spin-off. For the remainder of these grants, the performance RSUs vest one-half on the date of the spin-off and one-half one year subsequent to the date of the spin-off.

Performance Shares

The Company granted the Company’s executives 120,778 performance shares in 2017 with a weighted–average grant date fair value of $38.98 per share and 131,352 performance shares in 2016 with a weighted-average grant date fair value of $39.59 per share, which were equivalent to the then current fair value of the Company’s common stock at the grant date. The performance shares vest at the end of a three-year period based on the achievement of a cumulative adjusted EPS target established at the grant date and subject to an executive’s continued employment. As the performance shares contain a performance condition, stock-based compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the number of awards expected to vest. No performance shares were granted in 2015.

A summary of performance share activity under the Omnibus Incentive Plan as of December 31, 2017, and changes during the year then ended is presented below:

		Weighted Avg.
	Performance	Grant Date
	Shares	Fair Value
Total outstanding, December 31, 2016	109,881	$39.59
Granted to executives	120,778	$38.98
Forfeited	(136,731)	$39.55
Total outstanding, December 31, 2017	93,928	$38.86

Stock-based compensation expense

During the years ended December 31, 2017, 2016 and 2015, the Company recognized stock-based compensation expense of $12 million  ($7 million, net of tax), $13 million  ($8 million, net of tax) and $10 million  ($6 million, net of tax), respectively. These charges are recorded within Selling and administrative expenses in the consolidated statements of operations and comprehensive income. Additionally, during the years ended December 31, 2017 and 2016, the Company recognized $5 million and $3 million, respectively, of stock-based compensation expense due to the modification of non-vested stock options and RSUs as part of the severance agreements with the former CEO (2017) and president of Terminix (2016), which has been included in Restructuring charges in the consolidated statements of operations and comprehensive income. There were no award modifications in 2015.

As of December 31, 2017, there was $26 million of total unrecognized compensation costs related to non-vested stock options, RSUs and performance shares granted under the MSIP and Omnibus Incentive Plan. These remaining costs are expected to be recognized over a weighted-average period of 1.89 years.

Note 17. Fair Value Measurements

The period-end carrying amounts of cash and cash equivalents, receivables, restricted cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported net of tax as a component of accumulated other comprehensive income on the consolidated statements of financial position, or, for certain unrealized losses, reported in interest and net investment income in the consolidated statements of operations and comprehensive income if the decline in value is other than temporary. The carrying amount of total debt was $2,787 million and $2,831 million and the estimated fair value was $2,888 million and $2,930 million as of December 31, 2017 and December 31, 2016, respectively. The fair value of the Company’s debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of December 31, 2017 and 2016.

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

The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the years ended December 31, 2017 and 2016.

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2017:
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$12	$12	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	35	34	1	—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	3	—	—	3
Interest rate swap contracts	Other assets	25	—	25	—
Total financial assets		$75	$46	$26	$3
Financial Liabilities:
Interest rate swap contracts	Other accrued liabilities and Other long-term obligations	—	—	—	—
Total financial liabilities		$—	$—	$—	$—
As of December 31, 2016:
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$8	$8	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	36	33	3	—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	5	—	—	5
Interest rate swap contracts	Other assets	27	—	27	—
Total financial assets		$75	$40	$30	$5
Financial Liabilities:
Fuel swap contracts	Other accrued liabilities	$—	$—	$—	$—
Interest rate swap contracts	Other long-term obligations	4	—	4	—
Total financial liabilities		$4	$—	$4	$—

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

	Fuel Swap
	Contract
	Assets
(In millions)	(Liabilities)	Location of Loss included in Earnings
Balance as of December 31, 2015	$(4)
Total (losses) gains (realized and unrealized)
Included in earnings	(4)	Cost of services rendered and products sold
Included in other comprehensive income	8
Settlements	4
Balance as of December 31, 2016	5
Total gains (losses) (realized and unrealized)
Included in earnings	3	Cost of services rendered and products sold
Included in other comprehensive income	(2)
Settlements	(3)
Balance as of December 31, 2017	$3

The following tables present information relating to the significant unobservable inputs of the Company’s Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of December 31, 2017:
Fuel swap contracts	$3	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.43 - $2.90	$2.66

As of December 31, 2016:
Fuel swap contracts	$5	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.31 - $2.85	$2.55

___________________________________

(1)	Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

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

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the 12 months ended December 31, 2017, 2016 and 2015. As of December 31, 2017, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $30 million, maturing through 2018. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of December 31, 2017, the Company had posted $2 million in letters of credit as collateral under its fuel hedging program, which were issued under the Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. See Note 13 to the consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in accumulated other comprehensive income and for the amounts reclassified out of accumulated other comprehensive income and into earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a gain of $1 million, net of tax, as of December 31, 2017. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

A reconciliation of the amounts included in the computation of basic earnings per share from continuing operations and diluted earnings per share from continuing operations is as follows:

	Year Ended December 31,
(In millions, except per share data)	2017	2016	2015
Income from continuing operations	$509	$155	$162
Weighted-average common shares outstanding	134.4	135.3	135.0
Effect of dilutive securities:
RSUs	0.1	0.2	0.2
Stock options(1)	0.9	1.8	1.4
Weighted-average common shares outstanding - assuming dilution	135.4	137.3	136.6
Basic earnings per share from continuing operations	$3.79	$1.15	$1.20
Diluted earnings per share from continuing operations	$3.76	$1.13	$1.19

___________________________________

(1)

Options to purchase 0.8 million,  0.9 million, and 0.3 million shares for the years ended December 31, 2017, 2016 and 2015, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

Note 19.  Subsequent Events

On February 26, 2018, we entered into an agreement to purchase Copesan Services, Inc. for a preliminary purchase price of approximately $150 million, comprised of approximately $100 million due at closing and $50 million due on the third anniversary of closing. This transaction is expected to enhance our Terminix national account pest control operations and expand our commercial pest management portfolio. This transaction is expected to be completed in the first half of calendar year 2018. The closing of the transaction is subject to satisfaction of customary conditions, including obtaining regulatory approval, which we expect to receive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ServiceMaster Global Holdings, Inc.
Memphis, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ServiceMaster Global Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB),the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 28, 2018

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

	2017
	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Operating Revenue	$643	$807	$797	$666	$2,912
Gross Profit	297	392	377	294	1,360
Income from Continuing Operations(1)	38	85	80	306	509
Gain (loss) from Discontinued Operations, net of income taxes	—	—	—	—	—
Net Income(1)	39	85	80	306	510
Basic earnings per share:
Income from Continuing Operations	0.28	0.64	0.60	2.26	3.79
Gain (loss) from Discontinued Operations, net of income taxes	—	—	—	—	—
Net Income	0.29	0.64	0.60	2.26	3.79
Diluted earnings per share:
Income from Continuing Operations	0.28	0.63	0.59	2.26	3.76
Gain (loss) from Discontinued Operations, net of income taxes	—	—	—	—	—
Net Income	0.29	0.63	0.59	2.26	3.76

	2016
	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Operating Revenue	$608	$747	$758	$633	$2,746
Gross Profit	284	368	358	288	1,298
Income from Continuing Operations(1)	39	16	70	31	155
Loss from Discontinued Operations, net of income taxes	—	—	—	—	(1)
Net Income(1)	39	16	70	31	155
Basic earnings per share:
Income from Continuing Operations	0.29	0.11	0.52	0.23	1.15
Loss from Discontinued Operations, net of income taxes	—	—	—	—	—
Net Income	0.28	0.12	0.52	0.23	1.14
Diluted earnings per share:
Income from Continuing Operations	0.28	0.11	0.51	0.23	1.13
Loss from Discontinued Operations, net of income taxes	—	—	—	—	—
Net Income	0.28	0.11	0.51	0.23	1.13

(1)

The results include restructuring charges primarily related to the American Home Shield spin-off, an initiative to enhance capabilities and reduce costs in the Company’s corporate functions, severance costs related to the former CEO and other executives and costs related to the relocation of the Company’s corporate headquarters, which we refer to as our Global Service Center. The table below summarizes the pre-tax and after-tax restructuring charges, by quarter, for 2017 and 2016.

	2017
	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Year
Pre-tax	$2	$1	$21	$10	$34
After-tax	$1	$1	$14	$8	$24

	2016
	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Year
Pre-tax	$1	$4	$8	$4	$17
After-tax	$1	$3	$5	$2	$11

The results for the third and fourth quarters of 2017 include charges of $7 million ($5 million, net of tax) and $6 million ($4 million, net of tax), respectively, related to the American Home Shield spin-off.

The results for the first, third and fourth quarters of 2017 include $1 million ($1 million, net of tax), $11 million ($8 million, net of tax) and $1 million ($1 million, net of tax), respectively, of severance costs and stock-based compensation expense.

The results for the first, second third and fourth quarters of 2017 includes charges of $1 million ($0 million, net of tax), $1 million ($0 million, net of tax), $3 million ($2 million, net of tax) and $1 million ($1 million, net of tax), respectively, of Global Service Center relocation costs.

The results for the fourth quarter of 2017 includes $3 million ($2 million, net of tax) of a benefit related to the reversal of expenses accrued related to the 401(k) Plan. The results for the second and fourth quarters of 2016 includes charges of $1 million ($1 million, net of tax) and $1 million ($0 million, net of tax), respectively, related to the 401(k) Plan.

The results for the fourth quarter of 2017 include charges of $4 million ($4 million, net of tax) for fumigation related matters. The results for the first, second and third quarters of 2016 include charges of $3 million ($3 million, net of tax), $88 million ($54 million, net of tax) and $1 million ($1 million, net of tax), respectively, for fumigation related matters.

The results for the second and third quarters include losses on extinguishment of debt of $3 million ($1 million, net of tax) and $3 million ($1 million, net of tax) related to partial repurchases of the Company’s 2038 Notes. The results for the fourth quarter of 2016 includes a loss on extinguishment of debt of $32 million ($20 million, net of tax) related to the repayment of the Old Credit Facilities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s CEO, Nikhil M. Varty, and Senior Vice President and CFO, Anthony D. DiLucente, have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Varty and DiLucente have concluded that both the design and operation of the Company’s disclosure controls and procedures were effective as of December 31, 2017.

Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the fourth quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed, under the supervision and with the participation of the Company’s CEO, Nikhil M. Varty, and Senior Vice President and CFO, Anthony D. Dilucente, the effectiveness of its internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 and has expressed an unqualified opinion in their report which is included herein.

ITEM 9B. OTHER INFORMATION

Effective March 1, 2018, the Company’s address for its corporate headquarters, which we refer to as our Global Service Center, will be 150 Peabody Place, Memphis, Tennessee 38103.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a). Financial Statements, Schedules and Exhibits.

1.  Financial Statements

The exhibits filed with this report are listed on the Exhibit Index. Entries marked by the symbol # next to the exhibit’s number identify management compensatory plans, contracts or arrangements.

3.  Financial Statements Schedules

The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8 of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts	101

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description

2.1

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

4.1

Indenture, dated July 1997 and finalized as of August 15, 1997, between The ServiceMaster Company (as successor to ServiceMaster Limited Partnership and The ServiceMaster Company Limited Partnership) and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of The ServiceMaster Company, filed July 28, 1997.

4.2

First Supplemental Indenture dated as of August 15, 1997 between The ServiceMaster Company (as successor to ServiceMaster Limited Partnership and The ServiceMaster Company Limited Partnership) and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10‑K for the year ended December 31, 1997 of The ServiceMaster Company, filed March 27, 1998.

4.3

Second Supplemental Indenture dated as of January 1, 1998 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 2 to the Current Report on Form 8‑K of The ServiceMaster Company, filed February 26, 1998.

4.4

Third Supplemental Indenture dated as of March 2, 1998 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.3 to the Current Report on Form 8‑K of the ServiceMaster Company, filed February 27, 1998.

4.5

Fourth Supplemental Indenture dated as of August 10, 1999 between The ServiceMaster Company and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 3 to the Current Report on Form 8‑K filed of The ServiceMaster Company, filed August 16, 1999.

4.6

Fifth Supplemental Indenture, dated as of January 14, 2014, among The ServiceMaster Company, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to Harris Trust and Savings Bank), as Trustee is incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of The ServiceMaster Company, LLC, filed January 17, 2014.

4.7	Form of 7.45% Note due August 14, 2027 is incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 of The ServiceMaster Company, filed July 28, 1997.

4.8	Form of 7.10% Note due March 1, 2018 is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8‑K of the ServiceMaster Company, filed February 27, 1998.

4.9	Form of 7.25% Note due March 1, 2038 is incorporated by reference to Exhibit 4.2 to the Current Report on Form 8‑K of the ServiceMaster Company, filed February 27, 1998.

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

10.1

Credit Agreement, dated as of July 1, 2014, among The ServiceMaster Company, LLC, the several banks and other financial institutions from time to time party thereto, JPMorgan Chase Bank, as administrative agent and collateral agent for the lenders party thereto, and the other parties thereto, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc. and the ServiceMaster Company, LLC, filed July 2, 2014.

10.2

First Term Loan Amendment, dated as of April 1, 2015, to the Credit Agreement, dated as of July 1, 2014, among The ServiceMaster Company, LLC and the incremental term lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders and the other parties thereto is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 of ServiceMaster Global Holdings, Inc. and the ServiceMaster Company, LLC, filed May 4, 2015.

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

10.5

Guarantee and Collateral Agreement, dated as of July 1, 2014 among The ServiceMaster Company, LLC, the Guarantors named therein, in favor of JPMorgan Chase Bank, as administrative agent and collateral agent for the banks and other financial institutions from time to time parties to the Credit Agreement, is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc. and the ServiceMaster Company, LLC, filed July 2, 2014.

10.6	#

Employment Agreement, dated as of June 14, 2013, by and between Robert J. Gillette and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of The ServiceMaster Company, filed June 18, 2013.

10.7	#

Amendment No. 1 to Employment Agreement, dated as of August 13, 2013, by and between Robert J. Gillette and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10‑Q for the quarter ended June 30, 2013 of The ServiceMaster Company, filed August 14, 2013.

10.8	#

Amendment No. 2 to Employment Agreement, dated as of February 28, 2014, by and between Robert J. Gillette and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10‑K for the year ended December 31, 2013 of The ServiceMaster Company, LLC, filed March 5, 2014.

10.9	#

Separation and Consulting Agreement, dated July 30, 2017, by and between Robert J. Gillette and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017, filed August 1, 2017.

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

10.19	#

ServiceMaster Global Holdings, Inc. Directors’ Deferred Compensation Plan as awarded and restated October 24, 2017, is incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 1, 2017.

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

Form of Employee Restricted Stock Unit Agreement under the Omnibus Plan for awards granted between July 1, 2014 and February 23, 2015 is incorporated by reference to Exhibit 10.78 to the Registration Statement on Form S‑1 of ServiceMaster Global Holdings, Inc., filed June 16, 2014.

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

10.30	#

Form of Performance Share Agreement under the Omnibus Plan for awards granted on or after February 20, 2017 is incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2016, filed February 24, 2017.

10.31	#

Form of Director Restricted Stock Agreement under the Omnibus Plan is incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 of ServiceMaster Global Holdings, Inc., filed May 5, 2016.

10.32	#

Employment Offer Letter dated December 14, 2016, between the Company and Anthony DiLucente related to his appointment as incoming Chief Financial Officer of the Company, is incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2016, filed February 24, 2017.

10.33	#

Plea Agreement entered into on January 20, 2017 by The Terminix International Company Limited Partnership and Terminix International USVI, LLC is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K of ServiceMaster Global Holdings, Inc., filed January 23, 2017.

10.34	#

Separation Agreement and General Release entered into with Alan J.M. Haughie, dated March 6, 2017, is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed April 28, 2017.

10.35	#

Employment Agreement, dated as of July 26, 2017, by and between Nikhil M. Varty and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017, filed August 1, 2017.

10.36	#

Performance Restricted Stock Unit Agreement, dated as of July 26, 2017, by and between Nikhil M. Varty and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 1, 2017.

10.37	#

Employee Restricted Stock Agreement, dated as of July 26, 2017, by and between Nikhil M. Varty and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 1, 2017.

10.38	#

Employee Stock Option Agreement, dated as of July 26 2017, by and between Nikhil M. Varty and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017, filed August 1, 2017.

10.39	#

Form of Performance Restricted Stock Unit Agreement under the Amended and Restated ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan (“Omnibus Plan”) for awards granted as of July 26, 2017, which awards will 100% vest on the spin-off of American Home Shield from ServiceMaster is incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 1, 2017.

10.40	#

Form of Performance Restricted Stock Unit Agreement under the Omnibus Plan for awards granted as of July 26, 2017, which will 50% vest on the spin-off of American Home Shield, and the other 50% vest on the first anniversary of the spin-off from ServiceMaster is incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 1, 2017.

10.41	#*	Separation Agreement and General Release entered into with Martin Wick, dated December 31, 2017.

12	*	Statement regarding Computation of Ratio of Earnings to Fixed Charges as of December 31, 2017.

21	*	List of Subsidiaries as of December 31, 2017.

23	*	Consent of Deloitte & Touche LLP.

31.1	*	Certification of Chief Executive Officer of ServiceMaster Global Holdings, Inc. Pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer of ServiceMaster Global Holdings, Inc. Pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*

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

________________________________________________________

#Denotes management compensatory plans, contracts or arrangements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, ServiceMaster Global Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICEMASTER GLOBAL HOLDINGS, INC.

Date: February 28, 2018	By:	/s/ NIKHIL M. VArty
		Name:	Nikhil M. Varty
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Date: February 28, 2018	By:	/s/ Mark E. Tomkins
		Name:	Mark E. Tomkins
		Title:	Director, Chairman of the Board

Date: February 28, 2018	By:	/s/ NIKHIL M. VArty
		Name:	Nikhil M. Varty
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: February 28, 2018	By:	/s/ Anthony D. DiLucente
		Name:	Anthony D. DiLucente
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 28, 2018	By:	/s/ John P. Mullen
		Name:	John P. Mullen
		Title:	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: February 28, 2018	By:	/s/ Peter L. Cella
		Name:	Peter L. Cella
		Title:	Director

Date: February 28, 2018	By:	/s/ John B. Corness
		Name:	John B. Corness
		Title:	Director

Date: February 28, 2018	By:	/s/ Naren K. Gursahaney
		Name:	Naren K. Gursahaney
		Title:	Director

Date: February 28, 2018	By:	/s/ Richard P. Fox
		Name:	Richard P. Fox
		Title:	Director

Date: February 28, 2018	By:	/s/ Laurie Ann Goldman
		Name:	Laurie Ann Goldman
		Title:	Director

Date: February 28, 2018	By:	/s/ Stephan J. Sedita
		Name:	Stephan J. Sedita
		Title:	Director

SCHEDULE II
SERVICEMASTER GLOBAL HOLDINGS, INC.
Valuation and Qualifying Accounts

(In millions)

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(1)	Period
As of and for the year ending December 31, 2017:
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$21	$42	$40	$22
Notes receivable	2	—	—	1
Income tax valuation allowance	7	4	—	11
As of and for the year ending December 31, 2016:
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$21	$39	$39	$21
Notes receivable	2	—	1	2
Income tax valuation allowance	7	2	2	7
As of and for the year ending December 31, 2015:
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$22	$35	$36	$21
Notes receivable	3	—	1	2
Income tax valuation allowance	7	1	2	7

___________________________________

(1)

Deductions in the allowance for doubtful accounts for accounts and notes receivable reflect write-offs of uncollectible accounts. Deductions for the income tax valuation allowance in 2017, 2016 and 2015 are primarily attributable to the reduction of net operating loss carryforwards and other deferred tax assets related to the uncertainty of future taxable income in certain jurisdictions.