Form 10-Q
period 2018-03-31
SERVICEMASTER GLOBAL HOLDINGS INC
filed 2018-05-02
CIK 1428875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

150 Peabody Place, Memphis, Tennessee 38103

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of April 25, 2018: 135,407,537 shares of common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Revenue	$675	$643
Cost of services rendered and products sold	361	346
Selling and administrative expenses	197	186
Amortization expense	5	7
Fumigation related matters	—	1
Impairment of software and other related costs	—	2
Restructuring charges	12	2
American Home Shield spin-off charges	7	—
Interest expense	37	37
Income from Continuing Operations before Income Taxes	54	62
Provision for income taxes	14	24
Income from Continuing Operations	40	38
Income from discontinued operations, net of income taxes	—	1
Net Income	$40	$39
Total Comprehensive Income	$50	$40
Weighted-average common shares outstanding - Basic	135.2	134.5
Weighted-average common shares outstanding - Diluted	135.6	136.0
Basic Earnings Per Share:
Income from Continuing Operations	$0.30	$0.28
Income from discontinued operations, net of income taxes	—	—
Net Income	0.30	0.29
Diluted Earnings Per Share:
Income from Continuing Operations	$0.30	$0.28
Income from discontinued operations, net of income taxes	—	—
Net Income	0.30	0.29

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of	As of
	March 31,	December 31,
	2018	2017
Assets:
Current Assets:
Cash and cash equivalents	$411	$475
Marketable securities	25	25
Receivables, less allowances of $22 and $23, respectively	169	570
Inventories	44	41
Prepaid expenses and other assets	90	94
Deferred customer acquisition costs	—	36
Total Current Assets	739	1,242
Other Assets:
Property and equipment, net	239	237
Goodwill	2,353	2,256
Intangible assets, primarily trade names, service marks and trademarks, net	1,742	1,692
Restricted cash	89	89
Notes receivable	41	41
Long-term marketable securities	21	22
Deferred customer acquisition costs	78	—
Other assets	80	68
Total Assets	$5,383	$5,646
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$126	$115
Accrued liabilities:
Payroll and related expenses	53	63
Self-insured claims and related expenses	100	117
Accrued interest payable	18	15
Other	81	56
Deferred revenue	318	663
Current portion of long-term debt	64	144
Total Current Liabilities	761	1,174
Long-Term Debt	2,676	2,643
Other Long-Term Liabilities:
Deferred taxes	521	493
Other long-term obligations, primarily self-insured claims	185	169
Total Other Long-Term Liabilities	706	662
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 146,906,996 shares issued and 135,384,626 outstanding at March 31, 2018 and 146,662,232 shares issued and 135,141,048 outstanding at December 31, 2017)	2	2
Additional paid-in capital	2,328	2,321
Accumulated deficit	(841)	(895)
Accumulated other comprehensive income	17	5
Less common stock held in treasury, at cost (11,522,370 shares at March 31, 2018 and 11,521,184 shares at December 31, 2017)	(267)	(267)
Total Stockholders' Equity	1,239	1,167
Total Liabilities and Stockholders' Equity	$5,383	$5,646

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2018	2017
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	$563	$386
Cash Flows from Operating Activities from Continuing Operations:
Net Income	40	39
Adjustments to reconcile net income to net cash provided from operating activities:
Income from discontinued operations, net of income taxes	—	(1)
Depreciation expense	20	18
Amortization expense	5	7
Amortization of debt issuance costs	1	1
Fumigation related matters	—	1
Payments on fumigation related matters	—	(1)
Impairment of software and other related costs	—	2
Deferred income tax provision	2	—
Stock-based compensation expense	4	5
Restructuring charges	12	2
Payments for restructuring charges	(4)	(2)
American Home Shield spin-off charges	7	—
Payments for American Home Shield spin-off charges	(3)	—
Other	9	3
Change in working capital, net of acquisitions:
Receivables	21	36
Inventories and other current assets	(9)	(4)
Accounts payable	8	(4)
Deferred revenue	40	15
Accrued liabilities	(27)	(16)
Accrued interest payable	3	3
Current income taxes	12	23
Net Cash Provided from Operating Activities from Continuing Operations	142	126
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(23)	(18)
Government grant fundings for property additions	1	—
Business acquisitions, net of cash acquired	(92)	(11)
Purchases of available-for-sale securities	(9)	(3)
Sales and maturities of available-for-sale securities	10	—
Origination of notes receivable	(23)	(25)
Collections on notes receivable	24	26
Net Cash Used for Investing Activities from Continuing Operations	(112)	(31)
Cash Flows from Financing Activities from Continuing Operations:
Payments of debt	(95)	(14)
Repurchase of common stock and RSU vesting	—	(51)
Issuance of common stock	2	5
Net Cash Used for Financing Activities from Continuing Operations	(93)	(60)
Cash Flows from Discontinued Operations:
Cash provided from operating activities	—	1
Net Cash Provided from Discontinued Operations	—	1
Cash (Decrease) Increase During the Period	(64)	37
Cash and Cash Equivalents and Restricted Cash at End of Period	$500	$423

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

The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Company recommends that the quarterly unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC (the “2017 Form 10-K”). The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not indicative of the results that might be achieved for a full year.

American Home Shield Spin-off

On July 26, 2017, the Company announced that it intends to separate its American Home Shield business from its Terminix and Franchise Services Group businesses by means of a spin-off of the American Home Shield business to Company stockholders, resulting in two publicly traded companies. The spin-off would create two independent companies, each with an enhanced strategic focus, simplified operating structure, distinct investment identity and strong financial profile. The transaction is expected to be completed in the third quarter of 2018, subject to satisfaction of customary conditions, including the effectiveness of a Registration Statement on Form 10, receipt of a favorable ruling from the IRS concerning certain tax matters and final approval by the Company’s board of directors, and it is intended to qualify as a tax-free distribution to the Company’s stockholders for U.S. federal income tax purposes.

Note 2. Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s 2017 Form 10-K. The significant accounting policy for revenue has been updated herein for the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” discussed below. There have been no other material changes to the significant accounting policies for the three months ended March 31, 2018.

Adoption of New Accounting Standards

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” to change how entities measure certain equity investments, to require the disclosure of changes in the fair value of financial liabilities measured under the fair value option that are attributable to a company’s own credit, and to change certain other disclosure requirements. The changes in ASU 2016-01 specifically require that the changes in fair value of all investments in equity securities be recognized in net income. In March 2018, FASB issued an amendment to this standard (ASU No. 2018-03), which provides further clarification regarding this standard. The Company adopted this ASU on January 1, 2018. As a result of the adoption, approximately $1 million of losses related to the Company’s equity investments were recognized in Net income for the quarter ended March 31, 2018, and approximately $2 million was reclassified from Accumulated other comprehensive income (“AOCI”) to Accumulated deficit related to unrealized gains on available-for-sale equity securities. Additionally, the Company holds minority interests in several strategic investments which do not have readily determinable fair values. The carrying amount of these investments at March 31, 2018 is approximately $4 million. These investments are recorded at cost and will be remeasured upon the occurrence of observable price changes or impairments. No adjustments to the carrying amount were made during the period.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The ASU clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by providing a screen to determine when an integrated set of assets or activities is not a business. The Company adopted this ASU on January 1, 2018. The consolidated financial statements may be impacted if an acquisition does not qualify as a business combination under the ASU. Such acquisitions would be accounted for as asset purchases.

In May 2017, the FASB issued ASU 2017-09, “Stock Compensation – Scope of Modification Accounting.” The ASU clarifies the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. The Company adopted this ASU on January 1, 2018 and will apply the guidance prospectively to awards modified on or after the adoption date.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” allowing a reclassification from AOCI to Retained Earnings for stranded tax effects resulting from the corporate income tax rate change in the Tax Cuts and Jobs Act (the “Act” or “U.S. Tax Reform”). It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. As allowed by the ASU, the Company elected to early adopt the amendments of this ASU and has reclassified approximately $4 million of unrealized losses from AOCI to Accumulated deficit.

Following are the results of the adoption of these standards on the Company’s consolidated statements of stockholders’ equity previously reported:

(In millions)	Accumulated other comprehensive income	Accumulated deficit
As reported, December 31, 2017	$5	$(895)
Impact of adopting ASC 606	—	16
Impact of adopting ASU 2016-01	(2)	2
Impact of adopting ASU 2018-02	4	(4)
As revised, January 1, 2018	$7	$(881)

Accounting Standards Issued But Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” which is the final standard on accounting for leases. While both lessees and lessors are affected by the new guidance, the effects on lessees are much more significant. The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. Entities are required to use a modified retrospective approach to adopt the guidance. The amendments in ASU 2016-02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on the Company’s consolidated financial statements and currently expects that most of the operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption of ASU 2016-02, which will increase the amount of total assets and total liabilities that is reported relative to such amounts prior to adoption.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The ASU simplifies certain aspects of hedge accounting and improves disclosures of hedging arrangements through the elimination of the requirement to separately measure and report hedge ineffectiveness. The ASU generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item in order to align financial reporting of hedge relationships with economic results. Entities must apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements must be applied prospectively. The Company is currently evaluating the impact of the adoption of ASU 2017-12, including transition elections and required disclosures, on the Company’s consolidated financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605. The Company implemented internal controls and system functionality where necessary to enable the preparation of financial information on adoption.

Revenue Recognition

The following table presents the Company’s reportable segment revenues, disaggregated by revenue source. The Company disaggregates revenue from contracts with customers into major product lines. The Company determines that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in the business segment reporting information in Note 14, the Company’s reportable segments are Terminix, American Home Shield and Franchise Services Group.

	Terminix		American Home Shield		Franchise Services Group		Total
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
(In millions)	2018	2017	2018	2017	2018	2017	2018	2017
Major service line
Pest Control	$202	$202	$—	$—	$—	$—	$202	$202
Termite and Other Services	151	149	—	—	—	—	151	149
Home Service Plans	—	—	247	227	—	—	247	227
Royalty Fees	—	—	—	—	33	31	33	31
Janitorial National Accounts	—	—	—	—	15	11	15	11
Sales of Products and Other	15	14	—	—	12	7	27	21
Corporate	—	—	—	—	—	—	—	1
Total	$368	$365	$247	$227	$60	$50	$675	$643

At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a good or service (or a bundle of goods and services) that is distinct. To identify the performance obligation, the Company considers all of the goods and services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

Terminix segment

Pest control services

Pest control services can be for one-time or recurring services. Revenues from pest control services are recognized at the agreed-upon contractual amount over time as the services are provided, most of which are started and completed within one day, as the customer simultaneously receives and consumes the benefits of the services as they are performed. Upon completion of service, a receivable is recorded related to this revenue as the Company has an unconditional right to invoice and receive payment. Payments are typically received shortly after services have been rendered.

Termite services

The Company eradicates termites through the use of baiting systems and non-baiting methods (e.g., fumigation or liquid treatments). Termite services using liquid and baiting systems are sold through annual renewable contracts. The Company also performs other termite and related services, which may be one-time or renewable services. Revenue for termite services are recognized at the agreed-upon contractual amount upon the completion of the service. All termite services are generally started and completed within one day. Upon completion of the service, a receivable is recorded related to this revenue as the Company has an unconditional right to invoice and receive payment. Payments are typically received shortly after services have been rendered.

Most termite services can be renewed after the initial year. Revenue on renewal contracts is recognized upon completion of an annual inspection and receipt of payment from the customer which evidences the extension of the contract into a renewal period. Advanced renewal payments generate a contract liability and are deferred until the related renewal period.

Termite inspection and protection contracts are frequently sold through annual contracts. For these contracts, the Company has a stand ready obligation of which the customer receives and consumes the benefits over the annual period. Associated service costs are expensed as incurred. The Company measures progress toward satisfaction of its stand ready obligation over time using costs incurred as the measure of progress under the input method, which results in straight-line recognition of revenue. Payments are received at the commencement of the contract, which generates a contract liability, or in installments over the contract period.

Sales of products and other

Product revenues are generated from selling product to distributors and franchisees. Revenues from product sales are generally recognized once control of the products transfers to the customer. A receivable is recorded related to these sales as the Company has an unconditional right to invoice and receive payment. Payments are typically received shortly after a customer is invoiced.

American Home Shield segment

Home service plans

Home service plan contracts are sold through annual renewable contracts and customer payments are received at the commencement of the contract or in installments over the contract period, which generates a contract liability. The Company recognizes revenue related to these contracts at the agreed-upon contractual amount over time using the input method in proportion to the costs expected to be incurred in performing services under the contracts. As the costs to fulfill the obligations of the service plan contracts are incurred on an other than straight-line basis, the Company utilizes historical evidence to estimate the expected claims expense and related timing of such costs. This adjustment to the straight-line revenue creates a contract asset or contract liability. The Company regularly reviews its estimates of claims costs and adjusts the estimates when appropriate.

Franchise Services Group segment

Royalty fees

The Company has franchise agreements in its ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. Royalty fee revenue consists principally of sales-based royalties received as part of the consideration for the franchise right and is calculated as a percentage of customer level revenue. Revenue is recognized by the Company at the agreed-upon contractual rates over time as the customer level revenue is generated by the franchisees. A receivable is recognized for an estimate of the unreported royalty fees, which are reported and remitted to the Company in arrears.

Janitorial national accounts

National account revenues are recognized at the agreed-upon contractual amounts over time as services are completed based on contractual arrangements to provide services at the customers’ locations. The Company engages either a franchisee or non-franchisee business to perform the services. Under these agreements, the Company is directly responsible for providing the services and receives payment directly from the customer. A receivable is recorded related to this revenue as the Company has an unconditional right to invoice and receive payment. Payments are typically received shortly after services have been rendered.

Sales of products and other

Product revenues are generated from selling product to franchisees. Revenues from product sales are generally recognized once control of the products transfers to the customer. A receivable is recorded related to these sales as the Company has an unconditional right to invoice and receive payment. Payments are typically received shortly after a customer is invoiced.

Initial franchise fees result from the sale of a franchise license, which includes the use of the name, trademarks and proprietary methods. The franchise license is considered symbolic intellectual property and revenue related to the sale of this right is recognized at the agreed-upon contractual amount over the term of the initial franchise agreement.

Franchisees contribute a percentage of customer level revenue into a national advertising fund managed by the Company. In cases where the Company has ultimate control of the marketing and advertising, the Company recognizes both revenue and expense for the amount earned.  Prior to the adoption of ASC 606, this revenue was recorded net of the advertising expense incurred.  The impact to revenues as a result of applying ASC 606 was an increase of $3 million for the three months ended March 31, 2018.

In addition, the Company has contractual arrangements with several national insurance companies to maintain a call center which receives and provides non-recurring disaster recovery and restoration referrals from the insurers to qualifying franchisees. The Company receives a referral fee from the franchisee. The Company recognizes the referral fee at the agreed-upon contractual amount as revenue in the month the referral was issued.

Costs to obtain a contract with a customer

Terminix and American Home Shield

The Company capitalizes the incremental costs of obtaining a contract with a customer, primarily commissions, and recognizes the expense on a straight-line basis over the expected customer relationship period. As of January 1, 2018, the date the Company adopted ASC 606, the Company capitalized a total of $61 million at Terminix and $21 million at American Home Shield in deferred customer acquisition costs related to contracts that were not completed. In the three months ended March 31, 2018, the amount of amortization was $16 million at Terminix and $4 million at American Home Shield and there was no impairment loss in relation to costs capitalized.

Franchise Services Group

The Company capitalizes the incremental costs of selling a new franchise license, primarily commissions, and recognizes the expense over the term of the initial franchise agreement. As of January 1, 2018, the date the Company adopted ASC 606, the Company capitalized a total of $1 million in deferred customer acquisition costs related to contracts that were not completed. In the three months ended March 31, 2018, the amount of amortization was less than $1 million and there was no impairment loss in relation to costs capitalized.

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contracts with customers are generally for a period of one year or less, and are generally renewable. The Company records a receivable related to revenue recognized on services once the Company has an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivables are recorded within Receivables, less allowances, on the condensed consolidated statements of financial position. Notes receivable, which represent amounts financed for customers through the Company’s financing subsidiary, are included within Receivables, less allowances, on the condensed consolidated statement of financial position and totaled $35 million as of March 31, 2018.

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. For Terminix, amounts are recognized as revenue upon completion of services. For American Home Shield, amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under the Company’s contracts.

Deferred revenue by segment was as follows (in millions):

	As of	As of
(In millions)	March 31, 2018	December 31, 2017
Terminix	$96	$90
American Home Shield(1)	218	573
Franchise Services Group(2)	11	—
Total	$325	$663
(1)

Includes a net contract liability of $38 million as of March 31, 2018 related to the recognition of American Home Shield monthly pay customer revenue on an other than straight-line basis to match the timing of cost recognition.

(2)

Includes approximately $7 million of Franchise Services Group Deferred revenue included within Other long-term obligations, primarily self-insurance claims on the condensed consolidated statement of financial position as of March 31, 2018.

Changes in deferred revenue for the three months ended March 31, 2018 were as follows (in millions):

(In millions)	Deferred revenue
Balance, January 1, 2018	$284
Deferral of revenue	165
Recognition of deferred revenue	(124)
Balance, March 31, 2018	$325

There was approximately $104 million of revenue recognized in the three months ended March 31, 2018, that was included in the deferred revenue balance as of January 1, 2018.

Arrangements with Multiple Performance Obligations

The Company’s contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. Any discounts given are allocated to the services to which the discounts relate.

Practical Expedients and Exemptions

The Company offers certain interest-free contracts to customers where payments are received over a period not exceeding one year. Additionally, certain Terminix customers may pay in advance for services and American Home Shield customers have the option to pay for an annual home service plan in advance. The Company does not adjust the promised amount of consideration for the effects of these financing components. At contract inception, the period of time between the performance of services and the customer payment is one year or less.

Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to taxing authorities.

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Certain non-commission related incremental costs to obtain a contract with a customer are expensed as incurred because the amortization period would have been one year or less. These costs are recorded within Selling and administrative expenses on the condensed consolidated statements of operations and comprehensive income.

The Company utilizes the portfolio approach to recognize revenue in situations where a portfolio of contracts have similar characteristics. The revenue recognized under the portfolio approach is not materially different than if every individual contract in the portfolio was accounted for separately.

Impact of ASC 606 on the Condensed Consolidated Financial Statements

The Company recorded a net reduction to opening retained earnings of $16 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting ASC 606. Changes to the condensed consolidated statements of operations and comprehensive income include: i) costs of obtaining a contract that would have been incurred regardless of whether the contract was obtained, such as direct mail and digital advertising, are now expensed as incurred; ii) initial fees and the related commissions from sales of franchise licenses, previously recognized in the year of the sale, are now recognized over the term of the initial franchise agreement; iii) Franchise Services Group national advertising fund income, previously recorded net of advertising expense incurred for the Company’s advertising programs, will now be reported gross, generally with offsetting increases to both revenue and expense such that there will not be a significant, if any, impact on net income; and iv) commissions costs at Terminix and American Home Shield incremental to a successful sale are deferred and recognized over the expected customer relationship period. Previously, commissions and other sales-related costs were deferred and recognized over the initial contract period.

Changes to the condensed consolidated statements of financial position include: i) the reclassification of Receivables to contract assets which are presented net of contract liabilities within Deferred revenue and ii) the reclassification of Deferred customer acquisition costs to long-term assets as costs are recognized over the expected customer relationship period, which is in excess of one year. Previously, when a customer elected to pay for their home service plan contract on a monthly basis, Receivables and Deferred revenue were recorded based on the total amount due from the customer. Receivables were reduced as amounts were paid, and the Deferred revenue was amortized over the life of the contract. Currently, only the portion of the contract that is due in the current month will be recorded within Receivables.

The following tables compare affected lines of the condensed consolidated financial statements as prepared under the provisions of ASC 606 to a presentation of these financial statements under the prior revenue recognition guidance:

	As of March 31, 2018
Condensed Consolidated Statement of Financial Position	As reported	Under Prior Revenue Recognition Guidance
Current Assets:
Receivables	$169	$538
Prepaid expenses and other assets	90	102
Deferred customer acquisition costs	—	33
Other Assets:
Deferred customer acquisition costs	78	—
Total Assets	$5,383	$5,717

Current Liabilities:
Deferred revenue	$318	$683
Other Long-Term Liabilities:
Deferred taxes	521	511
Other long-term obligations, primarily self-insured claims	185	179
Total Liabilities	4,143	4,491

Accumulated deficit	(841)	(857)
Accumulated other comprehensive income	17	17
Net Income	40	43
Liabilities and Equity	$5,383	$5,717

	Three months ended March 31, 2018
Condensed Consolidated Statement of Operations and Comprehensive Income	As reported	Under Prior Revenue Recognition Guidance
Revenue	$675	$672
Cost of services rendered and products sold	361	361
Selling and administrative expenses	197	203
Provision for income taxes	14	15
Net Income	$40	$43

The adoption of ASC 606 had no significant impact on the Company’s cash flows. The aforementioned impacts resulted in offsetting shifts in cash flows from operations between net income and various change in working capital line items.

Note 3. Restructuring Charges

The Company incurred restructuring charges of $12 million ($9 million, net of tax) and $2 million ($1 million, net of tax) in the three months ended March 31, 2018 and 2017, respectively. Restructuring charges were comprised of the following:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Terminix(1)	$2	$—
Corporate(2)	3	—
Leadership transition(3)	—	1
Global Service Center relocation(4)	7	1
Total restructuring charges	$12	$2

___________________________________

(1)

For the three months ended March 31, 2018, these charges included $2 million of severance and other costs. The total unpaid and accrued amount of $3 million as of March 31, 2018 includes amounts previously accrued as of December 31, 2017.

(2)

The Company has historically made changes on an ongoing basis to enhance capabilities and reduce costs in its corporate functions that provide company-wide administrative services to support operations. In 2017, the Company began taking actions to enhance capabilities and align corporate functions with those required to support the strategic needs as two stand-alone companies in anticipation of the American Home Shield spin-off. For the three months ended March 31, 2018, these charges included $3 million of severance and other costs. Severance and other costs of $2 million were unpaid and accrued as of March 31, 2018.

(3)

For the three months ended March 31, 2017, these charges include $1 million of severance costs as part of the severance agreement with the former Chief Financial Officer. Severance and other costs of $3 million were unpaid and accrued as of March 31, 2018, which includes amounts previously accrued as of December 31, 2017.

(4)

For the three months ended March 31, 2018 and 2017, these charges included lease termination and other charges of $7 million and $1 million, respectively, related to the relocation of the Company’s headquarters, which is referred to as the Company’s Global Service Center. Of this amount, $6 million was unpaid and accrued as of March 31, 2018.

The pretax charges discussed above are reported in Restructuring charges in the unaudited condensed consolidated statements of operations and comprehensive income. Certain restructuring comparative figures in the condensed consolidated statements of cash flows have been reclassified to conform to the current year presentation.

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities—Other on the unaudited condensed consolidated statements of financial position, is presented as follows:

Accrued
Restructuring
(In millions)	Charges
Balance as of December 31, 2017	$6
Costs incurred	12
Costs paid or otherwise settled	(4)
Balance as of March 31, 2018	$14

Balance as of December 31, 2016	$3
Costs incurred	2
Costs paid or otherwise settled	(3)
Balance as of March 31, 2017	$3

The company expects substantially all of its accrued restructuring charges to be paid within one year.

Note 4. American Home Shield Spin-Off

The Company’s financial statements include nonrecurring costs incurred to evaluate, plan and execute the spin-off of American Home Shield to company stockholders. These costs are primarily related to third-party consulting and other incremental costs directly associated with the spin-off process. At December 31, 2017, the Company had $1 million of American Home Shield spin-off charges accrued, and $2 million of prepaid spin-off charges which were recognized during the quarter ended March 31, 2018. The Company’s results for the three months ended March 31, 2018 include American Home Shield spin-off charges of $7 million ($6 million, net of tax). Of this amount, $3 million was unpaid and accrued at March 31, 2018 in Accrued liabilities – Other on the condensed consolidated statements of financial position. The Company expects substantially all of the American Home Shield spin-off charges to be paid within one year.

The Company expects to incur aggregate charges related to the spin-off of $35 million to $45 million in 2018. In addition, incremental capital expenditures will be required to effect the spin-off in 2018 and will range from $20 million to $30 million, principally reflecting costs to replicate information technology systems historically shared by the Company’s business units.

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

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2017	$115
Provision for self-insured claims	10
Cash payments	(10)
Balance as of March 31, 2018	$114

Balance as of December 31, 2016	$120
Provision for self-insured claims	9
Cash payments	(10)
Balance as of March 31, 2017	$119

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

On December 16, 2016, the U.S. Virgin Islands Department of Justice filed a civil complaint in the Superior Court of the Virgin Islands related to a fumigation incident in a matter styled Government of the United States Virgin Islands v. The ServiceMaster Company, LLC, The Terminix International Company Limited Partnership, and Terminix International USVI, LLC. The amount and extent of any potential penalties, fines sanctions, costs and damages that the federal or other governmental authorities may yet impose, investigation or other costs and reputational harm, as well as the impact of any additional civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to the U.S. Virgin Islands fumigation matter, which could be material, is not currently known, and any such further penalties, fines, sanctions, costs or damages would not be covered under the Company’s general liability policies.

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

Note 6. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. There were no goodwill or trade name impairment charges recorded in the three months ended March 31, 2018 and 2017. There were no accumulated impairment losses recorded as of March 31, 2018. The table below summarizes the goodwill balances for continuing operations by reportable segment:

		American	Franchise
(In millions)	Terminix	Home Shield	Services Group	Total
Balance as of December 31, 2017	$1,605	$476	$176	$2,256
Acquisitions	98	—	—	98
Impact of foreign exchange rates	—	—	—	(1)
Balance as of March 31, 2018	$1,702	$476	$175	$2,353

The table below summarizes the other intangible asset balances for continuing operations:

	As of March 31, 2018			As of December 31, 2017
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$1,608	$—	$1,608	$1,608	$—	$1,608
Customer relationships	625	(558)	67	589	(555)	34
Franchise agreements	88	(71)	17	88	(70)	18
Other	101	(51)	50	81	(49)	32
Total	$2,422	$(680)	$1,742	$2,367	$(674)	$1,692

___________________________________

(1)	Not subject to amortization.

For the existing intangible assets, the Company anticipates amortization expense for the remainder of 2018 and each of the next five years of $16 million, $16 million, $12 million, $9 million, $6 million and $5 million, respectively. These amounts exclude the intangible assets acquired in connection with the Copesan acquisition on March 30, 2018, as intangible asset values and the related useful lives have not yet been finalized.

Note 7. Stock-Based Compensation

For the three months ended March 31, 2018 and 2017, the Company recognized stock-based compensation expense of $4 million ($3 million, net of tax) and $5 million ($3 million, net of tax), respectively. These charges are recorded within Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

As of March 31, 2018 there was $34 million of total unrecognized compensation costs related to non-vested stock options, restricted stock units (“RSUs”) and performance shares granted under the Amended and Restated ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). These remaining costs are expected to be recognized over a weighted-average period of 2.46 years.

Note 8. Comprehensive Income

Comprehensive income, which primarily includes net income (loss), unrealized gain (loss) on derivative instruments and the effect of foreign currency translation gain, is disclosed in the condensed consolidated statements of operations and comprehensive income. Unrealized gains on marketable securities of $3 million ($2 million, net of tax) were included in other comprehensive income prior to the Company’s adoption of ASU 2016-01 on January 1, 2018. Subsequent to the adoption, these unrealized gains have been reclassified to retained earnings. Additionally, stranded tax effects of approximately $4 million resulting from the corporate income tax rate change in U.S. Tax Reform were reclassified upon the Company’s adoption of ASU 2018-02 on January 1, 2018. The income tax effects remaining in AOCI will be released into earnings as the related pre-tax amounts are reclassified to earnings.

The following tables summarize the activity in accumulated other comprehensive income, net of the related tax effects.

		Unrealized
		Gains (Losses)
	Unrealized	on Available	Foreign
	Gains (Losses)	-for-Sale	Currency
(In millions)	on Derivatives	Securities	Translation	Total
Balance as of December 31, 2017	$16	$2	$(12)	$5
Reclassification of unrealized gain/loss on equity securities	—	(2)	—	(2)
Reclassification of tax rate change	3	1	—	4
As revised, January 1, 2018	19	—	(12)	7
Other comprehensive income before reclassifications:
Pre-tax amount	13	—	—	13
Tax provision	3	—	—	3
After-tax amount	9	—	—	9
Amounts reclassified from accumulated other comprehensive income(1)	1	—	—	1
Net current period other comprehensive income	10	—	—	10
Balance as of March 31, 2018	$29	$—	$(12)	$17

Balance as of December 31, 2016	$12	$1	$(15)	$(3)
Other comprehensive income before reclassifications:
Pre-tax amount	(1)	—	1	—
Tax benefit	(1)	—	—	(1)
After-tax amount	—	—	1	1
Amounts reclassified from accumulated other comprehensive income(1)	1	—	—	1
Net current period other comprehensive income	—	—	1	1
Balance as of March 31, 2017	$12	$1	$(14)	$(1)

___________________________________

(1)	Amounts are net of tax. Reclassifications out of accumulated other comprehensive income included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income
	Three Months Ended
	March 31,
(In millions)	2018	2017
Losses on derivatives:
Fuel swap contracts	$—	$—
Interest rate swap contracts	(1)	(1)
Net losses on derivatives	(1)	(1)
Impact of income taxes	—	—
Total reclassifications related to derivatives	$(1)	$(1)
Total reclassifications for the period	$(1)	$(1)

Note 9. Supplemental Cash Flow Information

Supplemental information relating to the condensed consolidated statements of cash flows is presented in the following table:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Cash paid for or (received from):
Interest expense	$30	$29
Income taxes, net of refunds	—	1

As of March 31, 2018 and December 31, 2017, Cash and cash equivalents of $411 million and $475 million, respectively, and Restricted cash of $89 million and $89 million, respectively, as presented on the condensed consolidated statements of financial position represent the amounts comprising Cash and cash equivalents and restricted cash of $500 million and $563 million, respectively, on the condensed consolidated statement of cash flows.

As of March 31, 2017, Cash and cash equivalents of $334 million and Restricted cash of $89 million as presented on the condensed consolidated statements of financial position represent the amounts comprising Cash and cash equivalents and restricted cash of $423 million on the condensed consolidated statement of cash flows.

The Company acquired $3 million and $12 million of property and equipment through capital leases and other non-cash  financing transactions in the three months ended March 31, 2018 and 2017, respectively, which have been excluded from the condensed consolidated statements of cash flows as non-cash investing and financing activities.

Note 10. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the condensed consolidated statements of financial position. As of March 31, 2018 and December 31, 2017, the Company’s investments consisted primarily of treasury bills (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross realized and unrealized gains and losses of the Company’s short- and long-term investments in Debt and Equity securities are as follows:

		Gross Realized	Gross Realized
	Amortized	and Unrealized	and Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
March 31, 2018:
Debt securities	$29	$—	$—	$29
Equity securities	15	3	(1)	17
Total securities	$44	$3	$(1)	$46
December 31, 2017:
Debt securities	$29	$—	$—	$29
Equity securities	15	3	—	18
Total securities	$44	$3	$—	$47

Following the adoption of ASC 2016-01, the Company accounts for equity securities at fair value with adjustments to fair value recognized in Interest and net investment income in the condensed consolidated statements of operations and comprehensive income. For the three months ended March 31, 2018, approximately $1 million of unrealized losses were recorded within Interest and net investment income in the condensed consolidated statements of operations and comprehensive income and approximately $3 million ($2 million, net of tax) of unrealized gains were reclassified from Accumulated other comprehensive income to Accumulated deficit.

The Company periodically reviews its debt securities to determine whether there has been an other than temporary decline in value. There were no impairment charges due to declines in the value of these investments for the three months ended March 31, 2018.

	Three Months Ended
	March 31,
(In millions)	2018	2017
Proceeds from sale of securities	$1	$—
Maturities of securities	9	—
Gross realized (gains) losses	—	—

Note 11. Long-Term Debt

Long-term debt is summarized in the following table:

	As of	As of
	March 31,	December 31,
(In millions)	2018	2017
Senior secured term loan facility maturing in 2023(1)	$1,611	$1,615
Revolving credit facility maturing in 2021	—	—
5.125% notes maturing in 2024(2)	739	739
7.10% notes maturing in 2018(3)	—	79
7.45% notes maturing in 2027(4)	170	169
7.25% notes maturing in 2038(4)	42	42
Vehicle capital leases(5)	86	90
Other(6)	93	54
Less current portion	(64)	(144)
Total long-term debt	$2,676	$2,643

___________________________________

(1)	As of March 31, 2018 and December 31, 2017 presented net of $15 million and $16 million, respectively, in unamortized debt issuance costs and $3 million in unamortized original issue discount paid.
(2)	As of March 31, 2018 and December 31, 2017, presented net of $11 million in unamortized debt issuance costs.
(3)	On March 1, 2018, the Company paid $79 million upon their maturity.
(4)

As of March 31, 2018 and December 31, 2017, collectively presented net of $35 million and $37 million, respectively, of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

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

(6)	Includes approximately $44 million of future payments in connection with the Company’s acquisition of Copesan as further described in Note 12.

Interest Rate Swaps

Interest rate swap agreements in effect as of March 31, 2018 are as follows:

Trade Date	Effective Date	Expiration Date	Notional Amount	Fixed Rate(1)	Floating Rate
November 7, 2016	November 8, 2016	November 30, 2023	$650,000	1.493%	One month LIBOR

___________________________________

(1)Before the application of the applicable borrowing margin.

Note 12. Acquisitions

Acquisitions have been accounted for as business combinations using the acquisition method and, accordingly, the results of operations of the acquired businesses have been included in the condensed consolidated financial statements since their dates of acquisition. The assets and liabilities of these businesses were recorded in the financial statements at their estimated fair values as of the acquisition dates.

On March 30, 2018, the Company acquired all of the outstanding stock of Copesan Services, Inc. (“Copesan”) for an aggregate purchase price of $148 million, subject to certain post-closing net working capital adjustments. The acquisition is expected to improve Terminix’s capabilities in commercial pest control as Copesan is expected to provide the Company with significant expertise, system capabilities and processes for delivering pest management solutions to sophisticated commercial customers. The Company funded $104 million at closing using available cash on hand, $11 million of which was funded on the acquisition date, but still outstanding at March 31, 2018 and is included in Accrued liabilities – Other on the condensed consolidated statements of financial position. An additional $35 million of deferred purchase price and up to $10 million earnout contingent on the successful achievement of projected revenue targets are both due to the sellers three years from the acquisition date. Changes in projected revenue would result in a change in the fair value of the recorded earnout obligation. Subsequent changes to the estimated earnout obligation will be recognized in the consolidated statements of operations and comprehensive income when incurred.

As of March 31, 2018, the purchase price allocation for this acquisition has not been finalized as the Company is still evaluating working capital balances and the fair value and useful lives of the acquired intangible assets. As the Company finalizes its assessment of the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period.

As a result of this acquisition, the Company recognized a preliminary value of $98 million of goodwill, which is primarily attributable to the expected benefits from synergies of the combination with existing businesses and growth opportunities and Copesan’s workforce and is not deductible for tax purposes.

During the three months ended March 31, 2017, the Company completed a pest control acquisition and purchased a ServiceMaster Clean master distributor within the Franchise Services Group. The total purchase price for these acquisitions was $13 million. The Company recorded goodwill of $6 million and other intangibles, primarily reacquired rights, of $6 million related to these acquisitions. As of March 31, 2017, the purchase price allocation for the master distributor had not been finalized as the Company was still evaluating the fair value of certain intangible assets. As the Company finalizes its assessment of the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period in 2017.

Supplemental cash flow information regarding the acquisitions is as follows:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Assets acquired	$173	$13
Liabilities assumed(1)	(25)	—
Net assets acquired	$148	$13

Net cash paid	$104	$11
Seller financed debt	35	2
Contingent earnout	9	—
Purchase price	$148	$13

(1)	Includes $14 million of deferred tax liabilities recognized as a result of tax basis differences in intangible assets.

Acquisition related costs were less than $1 million for the three months ended March 31, 2018 and 2017.

Note 13. Income Taxes

As required by ASC 740, “Income Taxes,” the Company computes interim period income taxes by applying an anticipated annual effective tax rate to the Company’s year-to-date income or loss from continuing operations before income taxes, except for significant unusual or infrequently occurring items. The Company’s estimated tax rate is adjusted each quarter in accordance with ASC 740.

The effective tax rate on income from continuing operations was 26.3 percent and 38.3 percent for the three months ended March 31, 2018 and 2017, respectively. The year over year decrease in the effective tax rate on income from continuing operations for the three months ended March 31, 2018 was primarily driven by the reduction in the U.S. federal corporate income tax rate from 35 percent to 21 percent.

As of March 31, 2018 and December 31, 2017, the Company had $15 million and $14 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). Based on information currently available, it is reasonably possible that over the next 12 month period unrecognized tax benefits may decrease by $2 million as the result of settlements of ongoing audits, statute of limitation expirations or final settlements of uncertain tax positions in multiple jurisdictions.

On December 22, 2017, U.S. Tax Reform was signed into law. The Act includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. The adjustments to deferred tax assets and liabilities and the liability related to the transition tax recorded in the period ending December 31, 2017 are provisional amounts. As described below, the Company has made reasonable estimates. At March 31, 2018, the Company has considered all available information and no adjustments to our original provisional amounts were identified. These amounts are subject to change as the Company obtains information necessary to complete the calculations. The Company will recognize any changes to the provisional amounts within (Benefit) Provision for Income Taxes on the Consolidated Statements of Operations and Comprehensive Income as estimates of deferred tax assets and liabilities and interpretations of the application of the Act are refined.  The Company expects to complete its analysis of the provisional items described further below during the second half of 2018. The effects of other provisions of the Act are not expected to have a material impact on the Company’s condensed consolidated financial statements.

Corporate Tax Rate Change

The Company is subject to the provisions of the FASB ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The Company remeasured deferred tax assets and liabilities based on the new U.S. tax rates at which they are expected to reverse in the future, which is generally 21 percent. The provisional amount recorded at December 31, 2017 relating to the remeasurement of these deferred tax balances was a net reduction of total deferred tax liabilities of $271 million. We are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect these deferred tax balances or potentially give rise to changes in existing deferred tax amounts.

Deferred Tax Analysis

The Act changes the treatment of certain income and expense items for which the Company records deferred tax assets and liabilities. The Company has assessed its valuation of deferred tax assets and liabilities at March 31, 2018, as well as valuation allowance analyses affected by various aspects of the Act. The Company has recorded no provisional amounts related to valuation allowances and revaluation of deferred tax assets affected by various aspects of the Act. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the valuation of these balances.

Transition Tax

The Act imposes a Transition Tax on undistributed and previously untaxed post-1986 foreign earnings and profits, as determined in accordance with U.S. tax principles, of certain foreign owned corporations of U.S. stockholders. The Company recorded a provisional amount at December 31, 2017 for the one-time transition tax liability for the deemed distribution of earnings from our foreign subsidiaries resulting in an increase in income tax expense of less than $1 million. The Company recorded a provisional transition tax amount because certain information related to the computations required to compute the transition tax, including the computation of previously undistributed earnings, is not readily available, and there is limited information from federal and state taxing authorities regarding the application and interpretation of the recently enacted legislation. Accordingly, the Company is still analyzing certain aspects of the transition tax calculations which could potentially affect the amount recorded.

GILTI

Because of the complexity of the new global intangible low-taxed income (“GILTI”) tax rules, we are continuing to evaluate this provision of the Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice.  Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.  The Company is not yet able to reasonably estimate the effect of this provision of the Act. Therefore, the Company has not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.

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

Information regarding the accounting policies used by the Company is described in the Company’s 2017 Form 10-K. The Company derives substantially all of its revenue from customers and franchisees in the United States with approximately two percent generated in foreign markets. Operating expenses of the business units consist primarily of direct costs and indirect costs allocated from Corporate.

The Company uses Reportable Segment Adjusted EBITDA as its measure of segment profitability. Accordingly, the CODM evaluates performance and allocates resources based primarily on Reportable Segment Adjusted EBITDA. Reportable Segment Adjusted EBITDA is defined as net income before: income from discontinued operations, net of income taxes; (benefit) provision for income taxes; interest expense; depreciation and amortization expense; fumigation related matters; non-cash stock-based compensation expense; restructuring charges; American Home Shield spin-off charges; and non-cash impairment of software and other related costs. The Company’s definition of Reportable Segment Adjusted EBITDA may not be calculated or comparable to similarly titled measures of other companies. The Company believes Reportable Segment Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives and equity-based, long-term incentive plans.

Information for continuing operations for each reportable segment and Corporate is presented below:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Revenue:
Terminix	$368	$365
American Home Shield	247	227
Franchise Services Group	60	50
Reportable Segment Revenue	$674	$642
Corporate	—	1
Total Revenue	$675	$643
Reportable Segment Adjusted EBITDA:(1)
Terminix	$86	$81
American Home Shield	32	31
Franchise Services Group	23	21
Reportable Segment Adjusted EBITDA	$141	$133

___________________________________

(1)	Presented below is a reconciliation of Net Income to Reportable Segment Adjusted EBITDA:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Net Income	$40	$39
Depreciation and amortization expense	25	25
Fumigation related matters	—	1
Non-cash stock-based compensation expense	4	5
Restructuring charges	12	2
American Home Shield spin-off charges	7	—
Non-cash impairment of software and other related costs	—	2
Income from discontinued operations, net of income taxes	—	(1)
Provision for income taxes	14	24
Interest expense	37	37
Reportable Segment Adjusted EBITDA	$141	$133

Note 15. Fair Value Measurements

The period-end carrying amounts of cash and cash equivalents, receivables, restricted cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported in interest and net investment income in the condensed consolidated statements of operations and comprehensive income. The carrying amount of total debt was $2,740 million and $2,787 million, and the estimated fair value was $2,807 million and $2,888 million as of March 31, 2018 and December 31, 2017, respectively. The fair value of the Company’s debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of March 31, 2018 and December 31, 2017.

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

The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the three month periods ended March 31, 2018 and 2017.

We account for these investments at fair value with adjustments to fair value recognized in unrealized gain/(loss) on investments in our income statement under non-operating expense.

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2018:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$12	$12	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	34	34	—	—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	3	—	—	3
Interest rate swap contract	Prepaid expenses and other assets and Other assets	38	—	38	—
Total financial assets		$86	$46	$38	$3
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$—	$—	$—	$—
Total financial liabilities		$—	$—	$—	$—

As of December 31, 2017:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$12	$12	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	35	34	1	—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	3	—	—	3
Interest rate swap contract	Prepaid expenses and other assets and Other assets	25	—	25	—
Total financial assets		$75	$46	$26	$3
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities and Other long-term obligations	$—	$—	$—	$—
Total financial liabilities		$—	$—	$—	$—

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

	Fuel Swap
	Contract
	Assets
(In millions)	(Liabilities)	Location of Gain (Loss) included in Earnings
Balance as of December 31, 2017	$3
Total (losses) gains (realized and unrealized)
Included in earnings	—	Cost of services rendered and products sold
Included in other comprehensive income	—
Settlements	—
Balance as of March 31, 2018	$3

Balance as of December 31, 2016	$5
Total (losses) gains (realized and unrealized)
Included in earnings	—	Cost of services rendered and products sold
Included in other comprehensive income	(3)
Settlements	—
Balance as of March 31, 2017	$1

The following tables present information relating to the significant unobservable inputs of the Company’s Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of March 31, 2018:
Fuel swap contracts	$3	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.47 - $2.88	$2.70
As of December 31, 2017:
Fuel swap contracts	$3	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.43 - $2.90	$2.66

___________________________________

(1)	Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

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

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the three months ended March 31, 2018. As of March 31, 2018, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $31 million, maturing through 2019. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of March 31, 2018, the Company had posted $2 million in letters of credit as collateral under its fuel hedging program, which were issued under the Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. See Note 8 to the condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in accumulated other comprehensive income and for the amounts reclassified out of accumulated other comprehensive income and into earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a gain of $4 million, net of tax, as of  March 31, 2018. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

Note 16. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options, RSUs and performance shares are reflected in diluted earnings per share by applying the treasury stock method.

A reconciliation of the amounts included in the computation of basic earnings per share from continuing operations and diluted earnings per share from continuing operations is as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2018	2017
Income from continuing operations	$40	$38
Weighted-average common shares outstanding	135.2	134.5
Effect of dilutive securities:
RSUs(1)	0.2	0.1
Stock options(2)	0.2	1.4
Weighted-average common shares outstanding—assuming dilution	135.6	136.0
Basic earnings per share from continuing operations	$0.30	$0.28
Diluted earnings per share from continuing operations	$0.30	$0.28

___________________________________

(1)

Unvested RSUs and performance shares of 0.2 million for the three months ended March 31, 2018 were not included in the diluted earnings to share calculation because their effect would have been anti-dilutive.

(2)

Options to purchase 0.5 million and 1.3 million shares for the three months ended March 31, 2018 and 2017, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

Our financial statements include nonrecurring costs incurred to evaluate, plan and execute the spin-off. These costs are primarily related to third-party consulting and other incremental costs directly associated with the spin-off process. Our results for the three months ended March 31, 2018 include charges of $7 million related to the spin-off. We expect to incur charges of $35 million to $45 million in 2018 related to the spin-off. In addition, we expect incremental capital expenditures will be required to effect the spin-off in 2018 and will range from $20 million to $30 million, principally reflecting costs to replicate information technology systems historically shared by our business units.

The separation into two independent public companies is expected to result in increased operating costs which could be material to our results of operations. These increased operating costs are primarily associated with corporate functions such as finance, legal, IT and human resources. We are currently evaluating the optimal structure of corporate functions to support the strategic objectives of these two separate publicly traded companies subsequent to the spin-off and thus are currently unable to estimate the amount of the increased operating costs or the division thereof between the two companies.

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

Net Income and Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options and RSUs are reflected in diluted net income per share by applying the treasury stock method. The presentation of basic and diluted earnings per share provides GAAP measures of performance which are useful for investors, analysts and other interested parties in company-to-company operating performance comparisons.

Adjusted EBITDA. We evaluate performance and allocate resources based primarily on Adjusted EBITDA. We define Adjusted EBITDA as net income before: income from discontinued operations, net of income taxes; provision for income taxes; interest expense; depreciation and amortization expense; 401(k) Plan corrective contribution; fumigation related matters; insurance reserve adjustment; non-cash stock-based compensation expense; restructuring charges; American Home Shield spin-off charges; gain on sale of Merry Maids branches; non-cash impairment of software and other related costs; and loss on extinguishment of debt. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives and equity-based, long-term incentive plans.

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

Franchises

Franchises are important to the Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. Total profits from our franchised operations were $22 million for both of the three months ended March 31, 2018 and 2017, respectively.  Nearly all of the franchise fees received by our Franchise Services Group segment are derived from the ServiceMaster Restore, ServiceMaster Clean and Merry Maids businesses. Franchise fees from our Terminix franchisees represented less than one percent of Terminix revenue for the three months ended March 31, 2018. We evaluate the performance of our franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. Franchise agreements entered into in the course of these businesses are generally for a term of five years. The majority of these franchise agreements are renewed prior to expiration. Internationally, we have license agreements, whereby licensees provide services under our brand names that would ordinarily be provided by franchisees in the United States. The majority of international licenses are for 10‑year terms.

Results of Operations

Resul

	Three Months Ended		Increase
	March 31,		(Decrease)	% of Revenue
(In millions)	2018	2017	2018 vs. 2017	2018	2017
Revenue	$675	$643	5%	100%	100%
Cost of services rendered and products sold	361	346	5	54	54
Selling and administrative expenses	197	186	6	29	29
Amortization expense	5	7	(22)	1	1
Fumigation related matters	—	1	*	—	—
Impairment of software and other related costs	—	2	*	—	—
Restructuring charges	12	2	*	2	—
American Home Shield spin-off charges	7	—	*	1	—
Interest expense	37	37	—	6	6
Income from Continuing Operations before Income Taxes	54	62	(12)	8	10
Provision for income taxes	14	24	(39)	2	4
Income from Continuing Operations	40	38	5	6	6
Income from discontinued operations, net of income taxes	—	1	*	—	—
Net Income	$40	$39	3%	6%	6%

_________________________________

*     not meaningful

Revenue

We reported revenue of $675 million and $643 million for the three months ended March 31, 2018 and 2017, respectively. A summary of changes in revenue for each of our reportable segments and Corporate is included in the table below. See “—Segment Review” for a discussion of the drivers of the year-over-year changes.

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended March 31, 2017	$365	$227	$50	$1	$643
Pest Control	1	—	—	—	1
Termite and Other Services	1	—	—	—	1
Home Service Plans	—	20	—	—	20
Franchise-Related Revenue	—	—	10	—	10
Three Months Ended March 31, 2018	$368	$247	$60	$—	$675

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $361 million and $346 million for the three months ended March 31, 2018 and 2017, respectively.  The following table provides a summary of changes in cost of services rendered and products sold for each of our reportable segments and Corporate:

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended March 31, 2017	$206	$122	$18	$—	$346
Impact of change in revenue	1	7	5	—	13
Bad debt expense	(3)	—	—	—	(3)
Production labor	(1)	—	—	—	(1)
Damage claims	1	—	—	—	1
Chemicals and materials	(2)	—	—	—	(2)
Fuel prices	1	—	—	—	1
Contract claims	—	6	—	—	6
Other	1	—	—	—	1
Three Months Ended March 31, 2018	$204	$135	$23	$—	$361

_________________________________

At Terminix, the decrease in bad debt expense was driven by enhanced credit policies and collection rates. The decrease in production labor was driven by the realization of benefits from past investments in field operations. The increase in damage claims was driven by increased termite warranty claims. The decrease in chemicals and materials was driven by sourcing savings.

The increase in contract claims cost at American Home Shield was due primarily to higher number of heating work orders driven by colder winter temperatures totaling $5 million and normal inflationary pressure on the underlying cost of repairs totaling $1 million.

Selling and Administrative Expenses

We reported selling and administrative expenses of $197 million and $186 million for the three months ended March 31, 2018 and 2017, respectively, which comprised general and administrative expenses of $77 million and $78 million, respectively, and selling and marketing expenses of $120 million and $109 million, respectively. The following table provides a summary of changes in selling and administrative expenses for each of our reportable segments and Corporate:

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended March 31, 2017	$88	$78	$11	$10	$186
Sales and marketing costs	3	3	3	—	9
Customer service costs	—	2	—	—	2
Other	(2)	—	1	1	(1)
Three Months Ended March 31, 2018	$89	$82	$15	$11	$197

The increase in sales and marketing costs at Terminix was driven by targeted marketing investments to drive sales growth and a change in the timing of our recognition of sales costs upon our adoption of ASC 606 on January 1, 2018.

At American Home Shield, the increase in sales and marketing costs was driven by targeted spending to drive sales growth. The increase in customer service costs was an incremental investment in customer care center costs to staff, train and enhance workforce processes to deliver a new level of customer service.

At Franchise Service Group, the increase in sales and marketing costs was driven by the recognition of national advertising fund contributions from franchisees as revenue upon our adoption of ASC 606 on January 1, 2018. Prior to 2018, contributions to the national advertising fund made by our franchisees were treated as an offset to advertising expense.

Amortization Expense

Amortization expense was $5 million and $7 million in the three months ended March 31, 2018 and 2017, respectively.

Fumigation Related Matters

We recorded a charge of $1 million in the three months ended March 31, 2017 for fumigation related matters. There were no charges for fumigation related matters recorded in the three months ended March 31, 2018.

Impairment of Software and Other Related Costs

We recorded an impairment charge of $2 million in the three months ended March 31, 2017 relating to our decision to replace certain software. There were no impairments of software and other related costs recorded in the three months ended March 31, 2018.

Restructuring Charges

We incurred restructuring charges of $12 million and $2 million in the three months ended March 31, 2018 and 2017, respectively. Restructuring charges were comprised of the following:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Terminix(1)	$2	$—
Corporate(2)	3	—
Leadership transition(3)	—	1
Global Service Center relocation(4)	7	1
Total restructuring charges	$12	$2

___________________________________

(1)	For the three months ended March 31, 2018, these charges included $2 million of severance and other costs.

(2)

We have historically made changes on an ongoing basis to enhance capabilities and reduce costs in its corporate functions that provide company-wide administrative services to support our operations. In 2017, we began taking actions to enhance capabilities and align corporate functions with those required to support the strategic needs as two stand-alone companies in anticipation of the American Home Shield spin-off. For the three months ended March 31, 2018, these charges included $3 million of severance and other costs.

(3)	For the three months ended March 31, 2017, these charges include $1 million of severance costs as part of the severance agreement with our former Chief Financial Officer.

(4)

For the three months ended March 31, 2018 and 2017, these charges included lease termination and other charges of $7 million and $1 million, respectively, related to the relocation of our Global Service Center.

The pretax charges discussed above are reported in Restructuring charges in the unaudited condensed consolidated statements of operations and comprehensive income.

American Home Shield Spin-Off Charges

Our financial statements include nonrecurring costs incurred to evaluate, plan and execute the spin-off of American Home Shield to company stockholders. These costs are primarily related to third-party consulting and other incremental costs directly associated with the spin-off process. At December 31, 2017, the Company had $1 million of American Home Shield spin-off charges accrued, and $2 million of prepaid spin-off charges which were recognized during the quarter ended March 31, 2018. Our results for the three months ended March 31, 2018 include American Home Shield spin-off charges of $7 million. Of this amount, $3 million was unpaid and accrued at March 31, 2018 in Accrued liabilities – Other on the condensed consolidated statements of financial position.

We expect to incur aggregate charges related to the spin-off of $35 million to $45 million in 2018. In addition, incremental capital expenditures will be required to effect the spin-off in 2018 and will range from $20 million to $30 million, principally reflecting costs to replicate information technology systems historically shared by our business units.

Interest Expense

Interest expense was $37 million in each of the three month periods ended March 31, 2018 and 2017.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes was $54 million and $62 million for the three months ended March 31, 2018 and 2017, respectively. The change in income from continuing operations before income taxes primarily reflects the net effect of year-over-year changes in the following items:

Three Months Ended
March 31,
(In millions)	2018 vs. 2017
Reportable segments and Corporate(1)	$7
Depreciation expense(2)	(2)
Restructuring charges (3)	(10)
American Home Shield spin-off charges(4)	(7)
Other(5)	3
Decrease in income from continuing operations before income taxes	$(7)

___________________________________

(1)	Represents the net change in Adjusted EBITDA as described in “—Segment Review.”
(2)	Represents the net change in depreciation expense, driven by investments in vehicles and technology.
(3)	Represents the net change in restructuring expense as described in “Restructuring Charges.”
(4)	Represents the net change in American Home Shield spin-off charges as described in “American Home Shield Spin-Off Charges.”
(5)	Primarily represents the net change in amortization expense, impairment of software and other related costs, stock compensation and interest expense.

Provision for Income Taxes

The effective tax rate on income from continuing operations was 26.3 percent and 38.3 percent for the three months ended March 31, 2018 and 2017, respectively. The effective tax rate on income from continuing operations for the three months ended March 31, 2018 was primarily affected by the implementation of U.S. Tax Reform.

Net Income

Net income was $40 million and $39 million for the three months ended March 31, 2018 and 2017, respectively.

Segment Review

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the notes to the condensed consolidated financial statements included in this report.

Revenue and Adjusted EBITDA by reportable segment and for Corporate are as follows:

	Three Months Ended
	March 31,		Increase
(In millions)	2018	2017	(Decrease)
Revenue:
Terminix	$368	$365	1%
American Home Shield	247	227	9
Franchise Services Group	60	50	21
Corporate	—	1	*
Total Revenue:	$675	$643	5%
Adjusted EBITDA:(1)
Terminix	$86	$81	6%
American Home Shield	32	31	6
Franchise Services Group	23	21	5
Reportable Segment Adjusted EBITDA	141	133	6
Corporate(2)	—	—	*
Total Adjusted EBITDA	$141	$134	5%

___________________________________

* not meaningful

(1)	See Note 14 to the condensed consolidated financial statements for our definition of Adjusted EBITDA and a reconciliation of Net Income to Reportable Segment Adjusted EBITDA.
(2)	Represents unallocated corporate expenses.

Terminix Segment

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a one percent increase in revenue and a six percent increase in Adjusted EBITDA for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Revenue

Revenue by service line is as follows:

	Three Months Ended
	March 31,

(In millions)	2018	2017	Growth		Acquired		Organic
Pest Control	$202	$202	$1	—%	$1	—%	$—	—%
Termite and Other Services	151	149	1	1%	—	—%	1	1%
Other	15	14	—	2%	—	—%	—	2%
Total revenue	$368	$365	$2	1%	$1	—%	$2	—%

Pest control revenue for the three months ended March 31, 2018 was comparable to prior year.

Termite revenue, including the wildlife exclusion, crawl space encapsulation and attic insulation products, which are managed as a component of our termite line of business, increased one percent. In the three months ended March 31, 2018, termite renewal revenue comprised 55 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Organic termite revenue increased one percent, reflecting an increase in termite renewals and wildlife exclusion, offset by a decline in termite completion and other services revenue, driven primarily by unfavorable weather conditions in the first quarter of 2018. We estimate that the revenue increase would have been approximately $3 million higher, resulting in organic revenue growth of one percent, if not for the unfavorable weather conditions. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended March 31, 2017	$81
Impact of change in revenue	1
Bad debt	3
Production labor	1
Damage claims	(1)
Chemicals and materials	2
Fuel prices	(1)
Sales and marketing	(3)
Other	1
Three Months Ended March 31, 2018	$86

The decrease in bad debt expense was driven by enhanced credit policies and collection rates. The decrease in chemicals and materials was driven by sourcing savings. The decrease in production labor was driven by the realization of benefits from past investments in field operations. The increase in damage claims was driven by increased termite warranty claims. The increase in sales and marketing costs was driven by targeted marketing investments to drive sales growth and a change in the timing of our recognition of sales costs upon our adoption of ASC 606 on January 1, 2018.

American Home Shield Segment

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The American Home Shield segment, which provides home service plans for household systems and appliances, reported a nine percent increase in revenue and a six percent increase in Adjusted EBITDA for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

The growth in renewable customer counts and customer retention are presented below.

	As of March 31,
	2018	2017(1)
Growth in Home Service Plans	6%	15%
Customer Retention Rate	75%	76%

___________________________________

(1)	As of March 31, 2017, excluding the impact of acquisitions, the growth in home service plans was seven percent and the customer retention rate for our American Home Shield segment was 75 percent.

Revenue

The revenue results reflect an increase in new unit sales and improved price realization.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended March 31, 2017	$31
Impact of change in revenue	13
Contract claims	(6)
Sales and marketing costs	(3)
Customer service costs	(2)
Three Months Ended March 31, 2018	$32

The increase in contract claims cost was due primarily to a higher number of heating work orders driven by colder winter temperatures totaling $5 million and normal inflationary pressure on the underlying cost of repairs totaling $1 million. The increase in sales and marketing costs was driven by targeted spending to drive sales growth. The increase in customer service costs was an incremental investment in customer care center costs to staff and train appropriately and enhance workforce processes to deliver a new level of customer service. Extreme temperatures in the future could lead to an increase in service requests related to household systems, resulting in higher claim frequency and costs.

Franchise Services Group Segment

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

 The Franchise Services Group segment, which consists of the ServiceMaster Restore (disaster restoration), ServiceMaster Clean (janitorial), Merry Maids (residential cleaning), Furniture Medic (cabinet and wood furniture repair) and AmeriSpec (home inspection) businesses, reported a 21 percent increase in revenue and a five percent increase in Adjusted EBITDA for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Revenue

Revenue by service line is as follows:

	Three Months Ended		% of
	March 31,		Revenue
(In millions)	2018	2017	2018
Royalty Fees	$33	$31	55%
Janitorial National Accounts	15	11	25
Sales of Products	3	3	6
Other	9	4	14
Total revenue	$60	$50	100%

The increase in royalty fees was driven by higher disaster restoration services. The increase in revenue from janitorial national accounts was driven by increased sales activity. The increase in other was primarily driven by the recognition of approximately $3 million of national advertising fund franchisee contributions as revenue pursuant to our adoption of ASC 606 that took effect on January 1, 2018.  Prior to 2018, contributions to the national advertising fund by our franchisees were treated as an offset to advertising expense. The adoption had no impact on Adjusted EBITDA.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended March 31, 2017	$21
Impact of change in revenue	2
Other	(1)
Three Months Ended March 31, 2018	$23

Corporate

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Adjusted EBITDA for Corporate for the three months ended March 31, 2018 was comparable to the three months ended March 31, 2017.

Liquidity and Capital Resources

Liquidity

We are highly leveraged, and a substantial portion of our liquidity needs are due to service requirements on our significant indebtedness. The agreements governing the $1,650 million term loan facility maturing November 8, 2023 and the $300 million revolving credit facility maturing November 8, 2021 (together, the “Credit Facilities”) contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of March 31, 2018, we were in compliance with the covenants under the agreements that were in effect on such date.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Credit Facilities. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. Cash and short- and long-term marketable securities totaled $457 million as of March 31, 2018, compared with $522 million as of December 31, 2017. As of March 31, 2018, there were $33 million of letters of credit outstanding and $267 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts.

In 2016, our board of directors authorized a three-year share repurchase program, under which we may repurchase up to $300 million of outstanding shares of our common stock. As of March 31, 2018, we have repurchased $145 million of outstanding shares under this program, which is included in treasury stock on the condensed consolidated statements of financial position.

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

As of March 31, 2018, we had posted $31 million in letters of credit, which were issued under the Revolving Credit Facility, and $89 million of cash, which is included in Restricted cash on the condensed consolidated statements of financial position, as collateral under our automobile, general liability and workers’ compensation insurance program. We may from time to time change the amount of cash or marketable securities used to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program.  The amount of cash or marketable securities utilized to satisfy these collateral requirements will depend on the relative cost of the issuance of letters of credit under the Revolving Credit Facility and our cash position. Any change in cash or marketable securities used as collateral would result in a corresponding change in our available borrowing capacity under the Revolving Credit Facility.

Additionally, under the terms of our fuel swap contracts, we are required to post collateral in the event the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the agreement with the counterparty. As of March 31, 2018, the estimated fair value of our fuel swap contracts was a net gain of $3 million, and we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were also issued under the Revolving Credit Facility. The continued use of letters of credit for this purpose in the future could limit our ability to post letters of credit for other purposes and could limit our borrowing availability under the Revolving Credit Facility. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

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

Fleet and Equipment Financing Arrangements

We have entered into the Fleet Agreement which, among other things, allows us to obtain fleet vehicles through a leasing program. We expect to fulfill substantially all of our vehicle fleet needs through the leasing program under the Fleet Agreement. For the three months ended March 31, 2018, we acquired $3 million of vehicles through the leasing program under the Fleet Agreement. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement.

Additionally, a portion of our property and equipment is leased through programs outside the scope of the Fleet Agreement. For the three months ended March 31, 2018, no property and equipment was acquired through these incremental leasing programs. We anticipate new lease financings, including the Fleet Agreement and incremental leasing programs, for the full year 2018 will range from $25 million to $35 million.

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

Furthermore, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payments of ordinary and extraordinary dividends by our home service plan and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of March 31, 2018, the total net assets subject to these third-party restrictions was $191 million. We expect that such limitations will be in effect for the foreseeable future. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

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

	Three Months Ended
	March 31,
(In millions)	2018	2017
Net cash provided from (used for):
Operating activities	$142	$126
Investing activities	(112)	(31)
Financing activities	(93)	(60)
Discontinued operations	—	1
Cash (decrease) increase during the period	$(64)	$37

Operating Activities

Net cash provided from operating activities from continuing operations increased $15 million to $142 million for the three months ended March 31, 2018 compared to $126 million for the three months ended March 31, 2017.

Net cash provided from operating activities for the three months ended March 31, 2018 comprised $102 million in earnings adjusted for non-cash charges, offset, in part, by $4 million in payments related to restructuring and $3 million in payments related to the American Home Shield spin-off and a $48 million decrease in cash required for working capital (a $32 million decrease excluding the working capital impact of accrued interest and taxes). For the three months ended March 31, 2018, working capital requirements were favorably impacted by seasonal activity.

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

Investing Activities

Net cash used for investing activities from continuing operations was $112 million for the three months ended March 31, 2018, compared to $31 million for the three months ended March 31, 2017.

This increase was driven by cash paid for business acquisitions, which increased to $92 million and is net of $1 million of cash acquired, for the three months ended March 31, 2018, from $11 million for the three months ended March 31, 2017. Approximately $11 million of additional cash consideration was paid on April 2, 2018. A deferred payment of $35 million and an earnout of up to $10 million is due to the sellers on the third anniversary of the acquisition date. Consideration paid in 2018 for the purchase of Copesan was from cash on hand. Consideration paid in 2017 for the purchase of a master distributor and for a tuck-in acquisition consisted of cash payments and debt payable to sellers. We expect to continue our tuck-in acquisition program at Terminix and to periodically evaluate other strategic acquisitions.

Capital expenditures increased to $23 million ($23 million net of government grants) for the three months ended March 31, 2018 from $18 million in the three months ended March 31, 2017 and included recurring capital needs, Global Service Center relocation, and information technology projects. We anticipate capital expenditures for the full year 2018 will range from $70 million to $80 million, reflecting additional Global Service Center relocation costs, recurring capital needs and the continuation of investments in information systems and productivity enhancing technology. In addition, we expect incremental capital expenditures will be required to effect the proposed spin-off of American Home Shield in 2018 and will range from $20 million to $30 million, principally reflecting costs to replicate information technology systems historically shared by our business units. We expect to fulfill our ongoing vehicle fleet needs through vehicle capital leases. We have no additional material capital commitments at this time.

Cash flows used for purchases of securities for the three months ended March 31, 2018 and 2017 totaled $9 million and $3 million, respectively, and were driven by the purchase of marketable securities at American Home Shield. Cash flows from sales and maturities of securities for three months ended March 31, 2018 totaled $10 million and was driven by normal maturities of debt securities.

Cash flows used for notes receivable, net, for both of the three months ended March 31, 2018 and 2017 totaled $1 million and were a result of a net increase in financing provided by SMAC to our franchisees and retail customers of our operating units.

Financing Activities

Net cash used for financing activities from continuing operations was $93 million for the three months ended March 31, 2018 compared to $60 million for the three months ended March 31, 2017.

During the three months ended March 31, 2018, we made scheduled principal payments on long-term debt of $95 million, which included a $79 million payment upon maturity of the 2018 Notes using cash on hand from operations. During the three months ended March 31, 2017, we made scheduled principal payments on long-term debt of $14 million, repurchased $51 million of common stock and received $5 million from the issuance of common stock upon the exercise of stock options.

Contractual Obligations

Our 2017 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2017. We continue to make the contractually required payments, and, therefore, the 2018 obligations and commitments as listed in our 2017 Form 10-K have been reduced by the required payments.

Off-Balance Sheet Arrangements

As of March 31, 2018 we did not have any significant off-balance sheet arrangements.

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

Regulatory Matters

On December 16, 2016, the U.S. Virgin Islands Department of Justice filed a civil complaint in the Superior Court of the Virgin Islands related to a fumigation incident in a matter styled Government of the United States Virgin Islands v. The ServiceMaster Company, LLC, The Terminix International Company Limited Partnership, and Terminix International USVI, LLC. The amount and extent of any potential penalties, fines sanctions, costs and damages that the federal or other governmental authorities may yet impose, investigation or other costs and reputational harm, as well as the impact of any additional civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to the U.S. Virgin Islands fumigation matter, which could be material, is not currently known, and any such further penalties, fines, sanctions, costs or damages would not be covered under the Company’s general liability policies.

In addition to the above matter, the EPA has advised the Company that it has investigated potential pesticide misapplications in Hawaii. In March 2018, the Company and the EPA reached an agreement to resolve the investigation and signed a consent agreement and the Company paid a penalty of less than $175,000.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above could cause actual results and outcomes to differ from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•	our ability to successfully complete the spin-off of American Home Shield and obtain the benefits therefrom;
•	the incurrence of significant transaction costs;
•	the increased demands on management to prepare for and accomplish the spin-off;
•	our ability to attract and retain key personnel, including our ability to attract, retain and maintain positive relations with trained workers and third-party contractors;
•	our ability to successfully implement our business strategies;
•	resolution of fumigation related matters;
•	lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•	compliance with, or violation of, environmental, health and safety laws and regulations;
•	cyber security breaches, disruptions or failures in our information technology systems and our failure to protect the security of personal information about our customers;
•	adverse weather conditions;
•	weakening general economic conditions, especially as they may affect home sales, unemployment and consumer confidence or spending levels;
•	our ability to generate the significant amount of cash needed to fund our operations and service our debt obligations;
•	adverse credit and financial markets impeding access, increasing financing costs or causing our customers to incur liquidity issues leading to some of our services not being purchased or cancelled;
•	increase in prices for fuel and raw materials, and in minimum wage levels;
•	changes in the source and intensity of competition in our market segments;
•	our franchisees, subcontractors, third-party distributors and vendors taking actions that harm our business;
•	changes in our services or products;
•	our ability to protect our intellectual property and other material proprietary rights;
•	negative reputational and financial impacts resulting from future acquisitions or strategic transactions;
•	laws and governmental regulations increasing our legal and regulatory expenses;
•	increases in interest rates increasing the cost of servicing our substantial indebtedness;
•	increased borrowing costs due to lowering or withdrawal of the ratings, outlook or watch assigned to our debt securities;
•	restrictions contained in our debt agreements;
•	the effects of our substantial indebtedness and the limitations contained in the agreements governing such indebtedness; and
•	other factors described in this report and from time to time in documents that we file with the SEC.

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

Interest Rate Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. In our opinion, the market risk associated with debt obligations and other significant instruments as of March 31, 2018 has not materially changed from December 31, 2017 (see Item 7A of the 2017 Form 10-K).

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 11 million gallons of fuel in 2018.  As of March 31, 2018, a 10 percent change in fuel prices would result in a change of approximately $3 million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of March 31, 2018, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $31 million, maturing through 2019. The estimated fair value of these contracts as of March 31, 2018 was a net asset of $3 million. These fuel swap contracts provide a fixed price for approximately 87 percent and 46 percent of our estimated fuel usage for the remainder of 2018 and 2019, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer, Nikhil M. Varty, and Senior Vice President and Chief Financial Officer, Anthony D. DiLucente, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs.  Varty and DiLucente have concluded that both the design and operation of our disclosure controls and procedures were effective as of March 31, 2018.

Changes in internal control over financial reporting

No changes in our internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 16, 2016, the U.S. Virgin Islands Department of Justice filed a civil complaint in the Superior Court of the Virgin Islands related to a fumigation incident in a matter styled Government of the United States Virgin Islands v. The ServiceMaster Company, LLC, The Terminix International Company Limited Partnership, and Terminix International USVI, LLC. The amount and extent of any potential penalties, fines sanctions, costs and damages that the federal or other governmental authorities may yet impose, investigation or other costs and reputational harm, as well as the impact of any additional civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to the U.S. Virgin Islands fumigation matter, which could be material, is not currently known, and any such further penalties, fines, sanctions, costs or damages would not be covered under the Company’s general liability policies.

In addition to the above matter, the EPA has advised the Company that it has investigated potential pesticide misapplications in Hawaii. In March 2018, the Company and the EPA reached an agreement to resolve the investigation and signed a consent agreement and the Company paid a penalty of less than $175,000.

In addition to the matters discussed above, in the ordinary course of conducting business activities, we and our subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured matters that are brought on an individual, collective, representative and class action basis, or other proceedings involving regulatory, employment, general and commercial liability, automobile liability, wage and hour, environmental and other matters. We have entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court or other approvals. If one or more of our settlements are not finally approved, we could have additional or different exposure, which could be material. Subject to the paragraphs above, we do not expect any of these proceedings to have a material effect on our reputation, business, financial position, results of operations or cash flows; however, we can give no assurance that the results of any such proceedings will not materially affect our reputation, business, financial position, results of operations and cash flows. See Note 5 to the condensed consolidated financial statement for more details.

ITEM 1A. RISK FACTORS

We discuss in our 2017 Form 10-K and our other filings with the SEC various risks that may materially affect our business.  There have been no material changes to the risk factors disclosed in the 2017 Form 10-K.  The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report, together with those previously disclosed in the 2017 Form 10-K and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Regarding Forward-Looking Statements” above.

ITEM 2.  UNREGISTERED SALES OF REGISTERED SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

				Total number of	Maximum dollar value
				shares purchased as	of shares that may yet
				part of publicly	be purchased under
	Total number of		Average price	announced plans or	the plans or programs
Period	shares purchased		paid per share	programs	(in millions)(1)
Jan. 1, 2018 through Jan. 31, 2018	1,186	(2)	$53.22	N/A	$—
Feb. 1, 2018 through Feb. 28, 2018	—		—	N/A	—
Mar. 1, 2018 through Mar. 31, 2018	—		—	N/A	—
Total	1,186		$53.22	N/A	$155

___________________________________

(1)

On February 23, 2016, the Company’s board of directors authorized a three-year share repurchase program, under which we may repurchase up to $300 million of outstanding shares of our common stock. No shares were purchased under this program during the three months ended March 31, 2018.

(2)	Shares were acquired upon net settlement of deferred stock units to cover withholding tax obligations.

Share Repurchase Program

In 2016, our board of directors authorized a three-year share repurchase program, under which we may repurchase up to $300 million of outstanding shares of our common stock. We expect to fund the share repurchases from net cash provided from operating activities. The share repurchase program is part of our capital allocation strategy that focuses on sustainable growth and maximizing stockholder value. No shares were repurchased during the three months ended March 31, 2018. As of March 31, 2018 we have repurchased 3.9 million outstanding shares at an aggregate cost of $145 million under this program.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1#	Severance Agreement and General Release, dated as of February 28, 2018, between Marvin O. Davis and The ServiceMaster Company, LLC.
10.2#	Severance Agreement and General Release, dated as of March 31, 2018, between James T. Lucke and The ServiceMaster Company, LLC.
10.3#	Schedule of Signatories to a Director Indemnification Agreement.
10.4#	Form of Director Deferred Share Equivalent Agreement under the Omnibus Plan.
31.1#	Certification of Chief Executive Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Chief Financial Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase
101.DEF#	XBRL Taxonomy Extension Definition Linkbase
101.LAB#	XBRL Taxonomy Extension Label Linkbase
101.PRE#	XBRL Extension Presentation Linkbase

___________________________________

# Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2018

SERVICEMASTER GLOBAL HOLDINGS, INC.
(Registrant)

By:	/s/ Anthony D. DiLucente
Anthony D. DiLucente
Senior Vice President and Chief Financial Officer (Principal Financial Officer)