Form 10-Q
period 2018-06-30
SERVICEMASTER GLOBAL HOLDINGS INC
filed 2018-08-01
CIK 1428875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of July 25, 2018: 135,557,854 shares of common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$874	$807	$1,549	$1,450
Cost of services rendered and products sold	467	415	829	761
Selling and administrative expenses	225	206	422	392
Amortization expense	7	7	12	14
Fumigation related matters	—	1	—	2
Impairment of software and other related costs	—	—	—	2
Restructuring charges	—	1	12	3
American Home Shield spin-off charges	8	—	15	—
Interest expense	37	38	75	75
Interest and net investment income	(1)	(1)	(2)	(1)
Loss on extinguishment of debt	—	3	—	3
Income from Continuing Operations before Income Taxes	130	137	185	199
Provision for income taxes	34	52	48	76
Income from Continuing Operations	96	85	137	123
Gain from discontinued operations, net of income taxes	—	—	—	1
Net Income	$96	$85	$136	$124
Total Comprehensive Income	$99	$84	$149	$124
Weighted-average common shares outstanding - Basic	135.5	133.7	135.4	134.1
Weighted-average common shares outstanding - Diluted	135.8	135.0	135.7	135.5
Basic Earnings Per Share:
Income from Continuing Operations	$0.71	$0.64	$1.01	$0.92
Gain from discontinued operations, net of income taxes	—	—	—	—
Net Income	0.71	0.64	1.01	0.92
Diluted Earnings Per Share:
Income from Continuing Operations	$0.71	$0.63	$1.01	$0.91
Gain from discontinued operations, net of income taxes	—	—	—	—
Net Income	0.71	0.63	1.00	0.91

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2018	2017
Assets:
Current Assets:
Cash and cash equivalents	$449	$475
Marketable securities	25	25
Receivables, less allowances of $22 and $23, respectively	202	570
Inventories	46	41
Prepaid expenses and other assets	92	94
Deferred customer acquisition costs	—	36
Total Current Assets	814	1,242
Other Assets:
Property and equipment, net	245	237
Goodwill	2,396	2,256
Intangible assets, primarily trade names, service marks and trademarks, net	1,743	1,692
Restricted cash	89	89
Notes receivable	43	41
Long-term marketable securities	21	22
Deferred customer acquisition costs	94	—
Other assets	86	68
Total Assets	$5,530	$5,646
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$159	$115
Accrued liabilities:
Payroll and related expenses	58	63
Self-insured claims and related expenses	142	117
Accrued interest payable	13	15
Other	68	56
Deferred revenue	290	663
Current portion of long-term debt	61	144
Total Current Liabilities	791	1,174
Long-Term Debt	2,675	2,643
Other Long-Term Liabilities:
Deferred taxes	529	493
Other long-term obligations, primarily self-insured claims	188	169
Total Other Long-Term Liabilities	717	662
Commitments and Contingencies (Note 6)
Stockholders' Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 147,079,375 shares issued and 135,557,005 outstanding at June 30, 2018 and 146,662,232 shares issued and 135,141,048 outstanding at December 31, 2017)	2	2
Additional paid-in capital	2,336	2,321
Accumulated deficit	(745)	(895)
Accumulated other comprehensive income	20	5
Less common stock held in treasury, at cost (11,522,370 shares at June 30, 2018 and 11,521,184 shares at December 31, 2017)	(267)	(267)
Total Stockholders' Equity	1,347	1,167
Total Liabilities and Stockholders' Equity	$5,530	$5,646

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2018	2017
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	$563	$386
Cash Flows from Operating Activities from Continuing Operations:
Net Income	136	124
Adjustments to reconcile net income to net cash provided from operating activities:
Gain from discontinued operations, net of income taxes	—	(1)
Depreciation expense	40	37
Amortization expense	12	14
Amortization of debt issuance costs	3	3
Fumigation related matters	—	2
Payments on fumigation related matters	—	(1)
Impairment of software and other related costs	—	2
Loss on extinguishment of debt	—	3
Deferred income tax (benefit) provision	10	(2)
Stock-based compensation expense	8	9
Restructuring charges	12	3
Payments for restructuring charges	(8)	(3)
American Home Shield spin-off charges	15	—
Payments for American Home Shield spin-off charges	(7)	—
Other	(4)	7
Change in working capital, net of acquisitions:
Receivables	(6)	(24)
Inventories and other current assets	(24)	(13)
Accounts payable	37	18
Deferred revenue	12	28
Accrued liabilities	21	18
Accrued interest payable	(2)	(1)
Current income taxes	22	37
Net Cash Provided from Operating Activities from Continuing Operations	279	260
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(49)	(34)
Government grant fundings for property additions	7	—
Sale of equipment and other assets	1	1
Business acquisitions, net of cash acquired	(149)	(12)
Purchases of available-for-sale securities	(9)	(7)
Sales and maturities of available-for-sale securities	10	2
Origination of notes receivable	(54)	(54)
Collections on notes receivable	49	50
Other investments	—	(1)
Net Cash Used for Investing Activities from Continuing Operations	(194)	(56)
Cash Flows from Financing Activities from Continuing Operations:
Payments of debt	(116)	(46)
Repurchase of common stock	—	(85)
Issuance of common stock	6	7
Net Cash Used for Financing Activities from Continuing Operations	(110)	(124)
Cash Flows from Discontinued Operations:
Cash provided from operating activities	—	1
Net Cash Provided from Discontinued Operations	—	1
Cash (Decrease) Increase During the Period	(25)	81
Cash and Cash Equivalents and Restricted Cash at End of Period	$538	$467

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

American Home Shield Spin-off

On July 26, 2017, the Company announced that it intends to separate its American Home Shield business from its Terminix and Franchise Services Group businesses by means of a spin-off of the American Home Shield business to Company stockholders, resulting in two publicly traded companies. The spin-off is designed to create two independent companies, each with an enhanced strategic focus, simplified operating structure, distinct investment identity and strong financial profile. The transaction is expected to be completed late in the third quarter of 2018, subject to satisfaction of customary conditions, including the effectiveness of a Registration Statement on Form 10 and final approval by the Company’s board of directors. The Company has received a favorable private letter ruling from the IRS regarding the tax-free treatment of the distribution to the Company’s stockholders.

Note 2. Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s 2017 Form 10-K. There have been no material changes to the significant accounting policies for the three and six months ended June 30, 2018, other than those described below.

Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. On January 1, 2018, the Company adopted FASB Accounting Standards Codification (“ASC”) 606 using the modified retrospective method to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605, “Revenue Recognition.” The Company implemented internal controls and system functionality where necessary to enable the preparation of financial information on adoption. See Note 3 to the condensed consolidated financial statements for more details.

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” to change how entities measure certain equity investments, to require the disclosure of changes in the fair value of financial liabilities measured under the fair value option that are attributable to a company’s own credit, and to change certain other disclosure requirements. The changes in ASU 2016-01 specifically require that the changes in fair value of all investments in equity securities be recognized in net income. In March 2018, the FASB issued an amendment to this standard (ASU 2018-03), which provides further clarification regarding this standard. The Company adopted this ASU on January 1, 2018. As a result of the adoption, less than $1 million of gains and less than $1 million of losses related to the Company’s equity investments were recognized in Net income for the three and six months ended June 30, 2018, respectively, and approximately $2 million was reclassified from Accumulated other comprehensive income (“AOCI”) to Accumulated deficit related to unrealized gains on available-for-sale equity securities upon adoption. Additionally, the Company holds minority interests in several strategic investments which do not have readily determinable fair values. The carrying amount of these investments at June 30, 2018 is approximately $4 million. These investments are recorded at cost and will be remeasured upon the occurrence of observable price changes or impairments. No adjustments to the carrying amount were made during the period.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” allowing a reclassification from AOCI to Retained Earnings for stranded tax effects resulting from the corporate income tax rate change in the Tax Cuts and Jobs Act (the “Act” or “U.S. Tax Reform”). It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. As allowed by the ASU, the Company elected to early adopt the amendments of this ASU on January 1, 2018 and reclassified approximately $4 million of unrealized losses from AOCI to Accumulated deficit.

Following are the results of the adoption of these standards on the Company’s consolidated statements of stockholders’ equity previously reported:

(In millions)	Accumulated other comprehensive income	Accumulated deficit
As reported, December 31, 2017	$5	$(895)
Impact of adopting ASC 606 (Note 3)	—	16
Impact of adopting ASU 2016-01	(2)	2
Impact of adopting ASU 2018-02	4	(4)
As revised, January 1, 2018	$7	$(881)

Accounting Standards Issued But Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” which is the final standard on accounting for leases. While both lessees and lessors are affected by the new guidance, the effects on lessees are much more significant. The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. Entities are required to use a modified retrospective approach to adopt the guidance. The amendments in ASU 2016-02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. To date, the Company has performed the following: A transition team has been established to implement the required changes; the Company has substantially completed its inventory of all leases; an initial assessment of the Company’s leases and embedded leases is underway; and the Company has begun the process of implementing new controls to assist in the measurement of right-of-use assets and lease liabilities and related disclosures. The Company plans to adopt the new lease standard in the first quarter of 2019. The Company expects the adoption will increase the amount of total assets and total liabilities that is reported relative to such amounts prior to adoption and is currently evaluating the impact of adoption on its consolidated statements of operations and comprehensive income.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The ASU simplifies certain aspects of hedge accounting and improves disclosures of hedging arrangements through the elimination of the requirement to separately measure and report hedge ineffectiveness. The ASU generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item in order to align financial reporting of hedging relationships with economic results. Entities must apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements must be applied prospectively. The Company is currently evaluating the impact of the adoption of ASU 2017-12, including transition elections and required disclosures, on the Company’s consolidated financial statements and plans to adopt the new standard in the first quarter of 2019.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements.” This ASU does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

Note 3. Revenues

The following table presents the Company’s reportable segment revenues, disaggregated by revenue source. The Company disaggregates revenue from contracts with customers into major product lines. The Company has determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. As noted in the business segment reporting information in Note 15, the Company’s reportable segments are Terminix, American Home Shield and Franchise Services Group.

	Terminix		American Home Shield		Franchise Services Group		Total
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
(In millions)	2018	2017	2018	2017	2018	2017	2018	2017
Major service line
Pest Control	$254	$229	$—	$—	$—	$—	$254	$229
Termite and Other Services	178	177	—	—	—	—	178	177
Home Service Plans	—	—	355	326	—	—	355	326
Royalty Fees	—	—	—	—	35	32	35	32
Janitorial National Accounts	—	—	—	—	16	12	16	12
Sales of Products and Other	24	23	—	—	12	8	36	31
Corporate	—	—	—	—	—	—	—	1
Total	$456	$428	$355	$326	$64	$52	$874	$807

	Terminix		American Home Shield		Franchise Services Group		Total
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
(In millions)	2018	2017	2018	2017	2018	2017	2018	2017
Major service line
Pest Control	$456	$430	$—	$—	$—	$—	$456	$430
Termite and Other Services	328	326	—	—	—	—	328	326
Home Service Plans	—	—	602	553	—	—	602	553
Royalty Fees	—	—	—	—	68	63	68	63
Janitorial National Accounts	—	—	—	—	31	23	31	23
Sales of Products and Other	39	37	—	—	24	16	63	53
Corporate	—	—	—	—	—	—	1	1
Total	$823	$794	$602	$553	$123	$102	$1,549	$1,450

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

Termite and other services

The Company eradicates termites through the use of baiting systems and non-baiting methods (e.g., fumigation or liquid treatments). Termite services using liquid and baiting systems are sold through annual renewable contracts. The Company also performs other termite and other related services, including wildlife exclusion, crawl space encapsulation and attic insulation, which may be one-time or renewable services. Revenue for termite services are recognized at the agreed-upon contractual amount upon the completion of the service. All termite services are generally started and completed within one day. Upon completion of the service, a receivable is recorded related to this revenue as the Company has an unconditional right to invoice and receive payment. Payments are typically received shortly after services have been rendered.

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

Sales of products and other

Product revenues are generated from selling products to distributors and franchisees. Revenues from product sales are generally recognized once control of the products transfers to the customer. A receivable is recorded related to these sales as the Company has an unconditional right to invoice and receive payment. Payments are typically received shortly after a customer is invoiced.

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

Sales of products and other

Product revenues are generated from selling products to franchisees. Revenues from product sales are generally recognized once control of the products transfers to the customer. A receivable is recorded related to these sales as the Company has an unconditional right to invoice and receive payment. Payments are typically received shortly after a customer is invoiced.

Initial franchise fees result from the sale of a franchise license, which includes the use of the name, trademarks and proprietary methods. The franchise license is considered symbolic intellectual property and revenue related to the sale of this right is recognized at the agreed-upon contractual amount over the term of the initial franchise agreement.

Franchisees contribute a percentage of customer level revenue into a national advertising fund managed by the Company. In cases where the Company has ultimate control of the marketing and advertising, the Company recognizes both revenue and expense for the amount earned.  Prior to the adoption of ASC 606, this revenue was recorded net of the advertising expense incurred.  The impact to revenues as a result of applying ASC 606 was an increase of $4 million and $7 million for the three and six months ended June 30, 2018, respectively.

In addition, the Company has contractual arrangements with several national insurance companies to maintain a call center which receives and provides non-recurring disaster recovery and restoration referrals from the insurers to qualifying franchisees. The Company receives a referral fee from the franchisee. The Company recognizes the referral fee at the agreed-upon contractual amount as revenue in the month the referral is issued.

Costs to obtain a contract with a customer

Terminix and American Home Shield

The Company capitalizes the incremental costs of obtaining a contract with a customer, primarily commissions, and recognizes the expense on a straight-line basis over the expected customer relationship period. As of January 1, 2018, the date the Company adopted ASC 606, the Company capitalized a total of $61 million at Terminix and $21 million at American Home Shield in deferred customer acquisition costs related to contracts that were not completed. As of June 30, 2018, the Company had capitalized a total of $71 million at Terminix and $21 million at American Home Shield in deferred customer acquisition costs related to contracts that were not completed. In the three and six months ended June 30, 2018, the amount of amortization was $16 million and $32 million, respectively, at Terminix and $6 million and $11 million, respectively, at American Home Shield. There was no impairment loss in relation to costs capitalized.

Franchise Services Group

The Company capitalizes the incremental costs of selling a new franchise license, primarily commissions, and recognizes the expense over the term of the initial franchise agreement. As of January 1, 2018, the date the Company adopted ASC 606, the Company capitalized a total of $1 million in deferred customer acquisition costs related to contracts that were not completed. As of June 30, 2018, the Company had capitalized a total of $1 million in deferred customer acquisition costs related to contracts that were not completed. In the three and six months ended June 30, 2018, the amount of amortization was less than $1 million. There was no impairment loss in relation to costs capitalized.

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contracts with customers are generally for a period of one year or less, and are generally renewable. The Company records a receivable related to revenue recognized on services once the Company has an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivables are recorded within Receivables, less allowances, on the condensed consolidated statements of financial position. The current portion of Notes receivable, which represent amounts financed for customers through the Company’s financing subsidiary, are included within Receivables, less allowances, on the condensed consolidated statement of financial position and totaled $45 million as of June 30, 2018.

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

Deferred revenue by segment was as follows (in millions):

	As of	As of
(In millions)	June 30, 2018	December 31, 2017
Terminix	$97	$90
American Home Shield(1)	188	573
Franchise Services Group(2)	11	—
Total	$297	$663

___________________________________

(1)

Includes a net contract liability of $8 million as of June 30, 2018 related to the recognition of American Home Shield monthly pay customer revenue on an other than straight-line basis to match the timing of cost recognition.

(2)

Includes approximately $7 million of Franchise Services Group Deferred revenue included within Other long-term obligations, primarily self-insurance claims on the condensed consolidated statement of financial position as of June 30, 2018.

Changes in deferred revenue for the six months ended June 30, 2018 were as follows (in millions):

(In millions)	Deferred revenue
Balance, January 1, 2018	$284
Deferral of revenue	303
Recognition of deferred revenue	(299)
Contract liability(1)	8
Balance, June 30, 2018	$297

There was approximately $93 million and $196 million of revenue recognized in the three and six months ended June 30, 2018, that was included in the deferred revenue balance as of January 1, 2018.

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

Revenue is recognized net of any taxes collected from customers which are subsequently remitted to taxing authorities.

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Certain non-commission related incremental costs to obtain a contract with a customer are expensed as incurred because the amortization period would have been one year or less. These costs are included in Selling and administrative expenses on the condensed consolidated statements of operations and comprehensive income.

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

The following tables compare affected lines of the condensed consolidated financial statements as prepared under the provisions of ASC 606 to a presentation of these financial statements under the prior revenue recognition guidance (in millions):

	As of June 30, 2018
Condensed Consolidated Statement of Financial Position	As reported	Under Prior Revenue Recognition Guidance
Current Assets:
Receivables	$202	$612
Prepaid expenses and other assets	92	104
Deferred customer acquisition costs	—	41
Other Assets:
Deferred customer acquisition costs	94	—
Total Assets	$5,530	$5,901

Current Liabilities:
Deferred revenue	$290	$696
Other Long-Term Liabilities:
Deferred taxes	529	521
Other long-term obligations, primarily self-insured claims	188	181
Total Liabilities	4,184	4,575

Accumulated deficit	(745)	(761)
Accumulated other comprehensive income	20	20
Net Income	136	132
Liabilities and Equity	$5,530	$5,901

	Three months ended June 30, 2018
Condensed Consolidated Statement of Operations and Comprehensive Income	As reported	Under Prior Revenue Recognition Guidance
Revenue	$874	$870
Cost of services rendered and products sold	467	467
Selling and administrative expenses	225	227
Provision for income taxes	34	32
Net Income	$96	$89

	Six months ended June 30, 2018
Condensed Consolidated Statement of Operations and Comprehensive Income	As reported	Under Prior Revenue Recognition Guidance
Revenue	$1,549	$1,542
Cost of services rendered and products sold	829	829
Selling and administrative expenses	422	419
Provision for income taxes	48	47
Net Income	$136	$132

 The adoption of ASC 606 had no significant impact on the Company’s cash flows. The aforementioned impacts resulted in offsetting shifts in cash flows from operations between net income and various change in working capital line items.

Note 4. Restructuring Charges

The Company incurred restructuring charges of less than $1 million (less than $1 million, net of tax) and $1 million ($1 million, net of tax) in the three months ended June 30, 2018 and 2017, respectively, and $12 million ($10 million, net of tax) and $3 million ($2 million, net of tax) in the six months ended June 30, 2018 and 2017, respectively Restructuring charges were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Terminix(1)	$(1)	$—	$2	$1
Corporate(2)	—	—	3	—
Leadership transition(3)	—	—	—	1
Global Service Center relocation(4)	1	1	7	1
Total restructuring charges	$—	$1	$12	$3

___________________________________

(1)

For the three and six months ended June 30, 2018, restructuring charges included a $1 million reserve adjustment associated with previous restructuring initiatives and $2 million of severance and other costs. For the six months ended June 30, 2017, these charges included $1 million of severance and other costs. Severance and other costs of $1 million were unpaid and accrued as of June 30, 2018, which includes amounts previously accrued as of December 31, 2017.

(2)

The Company has historically made changes on an ongoing basis to enhance capabilities and reduce costs in its corporate functions that provide company-wide administrative services to support operations. In 2017, the Company began taking actions to enhance capabilities and align corporate functions with those required to support the strategic needs as two stand-alone companies in anticipation of the American Home Shield spin-off. For the six months ended June 30, 2018 these charges included $3 million of severance and other costs. Severance and other costs of $1 million were unpaid and accrued as of June 30, 2018.

(3)

For the six months ended June 30, 2017, these charges include $1 million of severance costs as part of the severance agreement with the former Chief Financial Officer. Severance and other costs of $3 million were unpaid and accrued as of June 30, 2018, which includes amounts previously accrued as of December 31, 2017.

(4)

For the three months ended June 30, 2018 and 2017, these charges included lease termination and other charges of $1 million and $1 million, respectively, related to the relocation of the Company’s headquarters, which is referred to as the Company’s Global Service Center. For the six months ended June 30, 2018 and 2017, these charges included lease termination and other charges of $7 million and $1 million, respectively, related to the relocation of the Company’s headquarters. Of this amount, $5 million was unpaid and accrued as of June 30, 2018.

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

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities—Other on the unaudited condensed consolidated statements of financial position, is presented as follows:

Accrued
Restructuring
(In millions)	Charges
Balance as of December 31, 2017	$6
Costs incurred	12
Costs paid or otherwise settled	(9)
Balance as of June 30, 2018	$10

Balance as of December 31, 2016	$3
Costs incurred	3
Costs paid or otherwise settled	(4)
Balance as of June 30, 2017	$2

The company expects substantially all of its accrued restructuring charges to be paid by December 31, 2019.

Note 5. American Home Shield Spin-Off

The Company’s financial statements include nonrecurring costs incurred to evaluate, plan and execute the spin-off of the American Home Shield business to Company stockholders. These costs are primarily related to third-party consulting and other incremental costs directly associated with the spin-off process. At December 31, 2017, the Company had $1 million of American Home Shield spin-off charges accrued, and $2 million of prepaid spin-off charges which were recognized during the six months ended June 30, 2018. The Company’s results for the three and six months ended June 30, 2018 include American Home Shield spin-off charges of $8 million ($6 million, net of tax) and $15 million ($12 million, net of tax), respectively. Of this amount, $7 million was unpaid and accrued at June 30, 2018 in Accrued liabilities – Other and Accounts payable on the condensed consolidated statements of financial position. The Company expects substantially all of the American Home Shield spin-off charges to be paid within one year.

The Company expects to incur aggregate charges related to the spin-off of $35 million to $45 million in 2018. In addition, incremental capital expenditures will be required to effect the spin-off in 2018 and will range from $20 million to $30 million, principally reflecting costs to replicate information technology systems historically shared by the Company’s business units.

Note 6. Commitments and Contingencies

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

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2017	$115
Provision for self-insured claims	17
Cash payments	(18)
Balance as of June 30, 2018	$114

Balance as of December 31, 2016	$120
Provision for self-insured claims	18
Cash payments	(17)
Balance as of June 30, 2017	$122

The Company also accrues for home service plan claims and termite damage claims in Accrued liabilities-Self-insured claims and related expenses. Accruals for home service plan claims in the American Home Shield business are made based on the Company’s claims experience and actuarial projections. The Company’s actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporates cumulative historical claims experience and information provided by the Company. The Company regularly reviews its estimates of claims costs and adjust the estimates when appropriate. Reserves are established based on the ultimate cost to settle claims. Home service plan claims take about three months to settle, on average, and substantially all claims are settled within six months. The amount of time required to settle a claim can vary based on a number of factors, including whether a replacement is ultimately required. During the quarter ended June 30, 2018, the Company revised its previous estimate of contract claims and increased contract claims accruals by $12 million. Termite damage claim accruals in the Terminix business are recorded based on both the historical rates of claims incurred within a contract year and the cost per claim. Current activity could differ causing a change in estimates.

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

Note 7. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. There were no goodwill or trade name impairment charges recorded in the three and six months ended June 30, 2018 and 2017. There were no accumulated impairment losses recorded as of June 30, 2018. The table below summarizes the goodwill balances for continuing operations by reportable segment:

		American	Franchise
(In millions)	Terminix	Home Shield	Services Group	Total
Balance as of December 31, 2017	$1,605	$476	$176	$2,256
Acquisitions	142	—	—	142
Impact of foreign exchange rates	(1)	—	—	(1)
Balance as of June 30, 2018	$1,745	$476	$175	$2,396

The table below summarizes the other intangible asset balances for continuing operations:

	As of June 30, 2018			As of December 31, 2017
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$1,608	$—	$1,608	$1,608	$—	$1,608
Customer relationships	634	(562)	72	589	(555)	34
Franchise agreements	88	(71)	17	88	(70)	18
Other	100	(53)	47	81	(49)	32
Total	$2,430	$(686)	$1,743	$2,366	$(674)	$1,692

___________________________________

(1)	Not subject to amortization.

For the existing intangible assets, the Company anticipates amortization expense for the remainder of 2018 and each of the next five years of $15 million, $24 million,  $21 million, $17 million, $14 million and $12 million, respectively.

Note 8. Stock-Based Compensation

For the three months ended June 30, 2018 and 2017, the Company recognized stock-based compensation expense of $4 million ($3 million, net of tax) and $4 million ($2 million, net of tax), respectively. For the six months ended June 30, 2018 and 2017, the Company recognized stock-based compensation expense of $8 million ($6 million, net of tax) and $9 million ($5 million, net of tax), respectively. These charges are recorded within Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

As of June 30, 2018 there was $32 million of total unrecognized compensation costs related to non-vested stock options, restricted stock units (“RSUs”) and performance shares granted under the Amended and Restated ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). These remaining costs are expected to be recognized over a weighted-average period of 2.41 years.

Note 9. Comprehensive Income

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

The following tables summarize the activity in accumulated other comprehensive income, net of the related tax effects.

		Unrealized
		Gains (Losses)
	Unrealized	on Available	Foreign
	Gains (Losses)	-for-Sale	Currency
(In millions)	on Derivatives	Securities	Translation	Total
Balance as of December 31, 2017	$16	$2	$(12)	$5
Reclassification of unrealized gain/loss on equity securities	—	(2)	—	(2)
Reclassification of tax rate change	3	1	—	4
As revised, January 1, 2018	19	—	(12)	7
Other comprehensive income before reclassifications:
Pre-tax amount	20	—	(2)	18
Tax provision	(5)	—	—	(5)
After-tax amount	14	—	(2)	13
Amounts reclassified from accumulated other comprehensive income(1)	—	—	—	—
Net current period other comprehensive income	15	—	(2)	13
Balance as of June 30, 2018	$34	$—	$(13)	$20

Balance as of December 31, 2016	$12	$1	$(15)	$(3)
Other comprehensive income before reclassifications:
Pre-tax amount	(9)	2	2	(5)
Tax benefit	(3)	—	—	(3)
After-tax amount	(6)	2	2	(2)
Amounts reclassified from accumulated other comprehensive income(1)	3	—	—	3
Net current period other comprehensive income	(3)	2	2	1
Balance as of June 30, 2017	$9	$2	$(13)	$(2)

___________________________________

(1)	Amounts are net of tax. Reclassifications out of accumulated other comprehensive income included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Gains (losses) on derivatives:
Fuel swap contracts	$1	$—	$1	$1
Interest rate swap contracts	—	(4)	(2)	(5)
Net gains (losses) on derivatives	—	(3)	—	(4)
Impact of income taxes	—	1	—	1
Total reclassifications related to derivatives	$—	$(2)	$—	$(3)
Gains on available-for-sale securities	$—	$—	$—	$—
Impact of income taxes	—	—	—	—
Total reclassifications related to securities	$—	$—	$—	$—
Total reclassifications for the period	$—	$(2)	$—	$(3)

Note 10. Supplemental Cash Flow Information

Supplemental information relating to the condensed consolidated statements of cash flows is presented in the following table:

	Six Months Ended
	June 30,
(In millions)	2018	2017
Cash paid for or (received from):
Interest expense	$70	$67
Income taxes, net of refunds	16	41

As of June 30, 2018 and December 31, 2017, Cash and cash equivalents of $449 million and $475 million, respectively, and Restricted cash of $89 million and $89 million, respectively, as presented on the condensed consolidated statements of financial position represent the amounts comprising Cash and cash equivalents and restricted cash of $538 million and $563 million, respectively, on the condensed consolidated statement of cash flows.

As of June 30, 2017, Cash and cash equivalents of $378 million and Restricted cash of $89 million as presented on the condensed consolidated statements of financial position represent the amounts comprising Cash and cash equivalents and restricted cash of $467 million on the condensed consolidated statement of cash flows.

The Company acquired $10 million and $23 million of property and equipment through capital leases and other non-cash  financing transactions in the six months ended June 30, 2018 and 2017, respectively, which have been excluded from the condensed consolidated statements of cash flows as non-cash investing and financing activities.

Note 11. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the condensed consolidated statements of financial position. As of June 30, 2018 and December 31, 2017, the Company’s investments consisted primarily of treasury bills (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross realized and unrealized gains and losses of the Company’s short- and long-term investments in Debt and Equity securities are as follows:

		Gross Realized	Gross Realized
	Amortized	and Unrealized	and Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
June 30, 2018:
Debt securities	$29	$—	$—	$29
Equity securities	15	2	—	17
Total securities	$44	$2	$—	$46
December 31, 2017:
Debt securities	$29	$—	$—	$29
Equity securities	15	3	—	18
Total securities	$44	$3	$—	$47

Following the adoption of ASC 2016-01, the Company accounts for equity securities at fair value with adjustments to fair value recognized in Interest and net investment income in the condensed consolidated statements of operations and comprehensive income. Upon adoption, approximately $3 million ($2 million, net of tax) of unrealized gains were reclassified from Accumulated other comprehensive income to Accumulated deficit. For the three and six months ended June 30, 2018, less than $1 million of unrealized gains and less than $1 million of unrealized losses, respectively, were recorded within Interest and net investment income in the condensed consolidated statements of operations and comprehensive income.

The Company periodically reviews its debt securities to determine whether there has been an other than temporary decline in value. There were no impairment charges due to declines in the value of these investments for the three and six months ended June 30, 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Proceeds from sale of securities	$1	$—	$1	$—
Maturities of securities	—	—	9	—
Gross realized (gains) losses	—	—	—	—

Note 12. Long-Term Debt

Long-term debt is summarized in the following table:

	As of	As of
	June 30,	December 31,
(In millions)	2018	2017
Senior secured term loan facility maturing in 2023(1)	$1,608	$1,615
Revolving credit facility maturing in 2021	—	—
5.125% notes maturing in 2024(2)	740	739
7.10% notes maturing in 2018(3)	—	79
7.45% notes maturing in 2027(4)	171	169
7.25% notes maturing in 2038(4)	42	42
Vehicle capital leases(5)	85	90
Other(6)	92	54
Less current portion	(61)	(144)
Total long-term debt	$2,675	$2,643

___________________________________

(1)	As of June 30, 2018 and December 31, 2017 presented net of $14 million and $16 million, respectively, in unamortized debt issuance costs and $3 million in unamortized original issue discount paid.
(2)	As of June 30, 2018 and December 31, 2017, presented net of $10 million and $11 million, respectively, in unamortized debt issuance costs.
(3)	On March 1, 2018, the Company paid $79 million upon their maturity.
(4)

As of June 30, 2018 and December 31, 2017, collectively presented net of $34 million and $37 million, respectively, of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

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

(6)	As of June 30, 2018, includes approximately $52 million of future payments in connection with the Company’s acquisitions of Copesan and other pest control companies as further described in Note 13.

Interest Rate Swaps

Interest rate swap agreements in effect as of June 30, 2018 are as follows:

Trade Date	Effective Date	Expiration Date	Notional Amount	Fixed Rate(1)	Floating Rate
November 7, 2016	November 8, 2016	November 30, 2023	$650,000	1.493%	One month LIBOR

___________________________________

(1)Before the application of the applicable borrowing margin.

Note 13. Acquisitions

Acquisitions have been accounted for as business combinations using the acquisition method and, accordingly, the results of operations of the acquired businesses have been included in the condensed consolidated financial statements since their dates of acquisition. Asset acquisitions have been accounted for under ASU 2017-01. The assets and liabilities of these businesses were recorded in the financial statements at their estimated fair values as of the acquisition dates.

On March 30, 2018, the Company acquired all of the outstanding stock of Copesan Services, Inc. (“Copesan”) for an aggregate purchase price of $148 million, subject to certain post-closing net working capital adjustments. The acquisition is expected to improve Terminix’s capabilities in commercial pest control as Copesan is expected to provide the Company with significant expertise, system capabilities and processes for delivering pest management solutions to sophisticated commercial customers. The Company funded $104 million at closing using available cash on hand. An additional $35 million of deferred purchase price and up to $10 million earnout contingent on the successful achievement of projected revenue targets are both due to the sellers three years from the acquisition date. Changes in projected revenue would result in a change in the fair value of the recorded earnout obligation. Subsequent changes to the estimated earnout obligation will be recognized in the consolidated statements of operations and comprehensive income when incurred.

As a result of this acquisition, the Company recognized a preliminary value of $104 million of goodwill, which is primarily attributable to the expected benefits from synergies of the combination with existing businesses and growth opportunities and Copesan’s workforce and is not deductible for tax purposes. Goodwill increased from the preliminary value recognized at March 31, 2018 of $98 million, reflecting the valuation work completed to date and the receipt of additional information.

As of June 30, 2018, the presentation of Copesan in the condensed consolidated financial statements is preliminary and may change in future periods as fair value estimates of the assets acquired are refined during the measurement period. As of June 30, 2018, the Company is still evaluating working capital balances and the fair value and useful lives of the acquired intangible assets. The Company expects to complete the purchase price allocation no later than the fourth quarter of 2018.

During the six months ended June 30, 2018, the Company completed four additional pest control acquisitions which have been accounted for as business combinations and purchased a ServiceMaster Restore master distributor within the Franchise Services Group which has been accounted for as an asset acquisition in accordance with ASU 2017-01. The Company funded $46 million at closing for these acquisitions using available cash on hand. An additional $4 million of deferred purchase price and up to $4 million of earnouts contingent on the successful achievement of projected revenue and earnings targets are due to the sellers between one and five years from the acquisition dates. As a result of these acquisitions, the Company recorded a preliminary value of $38 million of goodwill, and $15 million of other intangibles, primarily customer lists and reacquired rights. As of June 30, 2018, the purchase price allocations for these acquisitions has not been finalized as the Company is still evaluating working capital balances and the fair value and useful lives of the acquired intangible assets. The Company expects to complete the purchase price allocations no later than the fourth quarter of 2018.

During the six months ended June 30, 2017, the Company completed two pest control acquisitions and purchased a ServiceMaster Clean master distributor within the Franchise Services Group. The total purchase price for these acquisitions was $14 million. The Company recorded goodwill of $1 million and other intangibles, primarily reacquired rights, of $13 million related to these acquisitions.

Supplemental cash flow information regarding the acquisitions is as follows:

	Six Months Ended
	June 30,
(In millions)	2018	2017
Assets acquired	$228	$15
Liabilities assumed(1)	(27)	(1)
Net assets acquired	$201	$14

Net cash paid	$149	$12
Seller financed debt	39	3
Contingent earnout	12	—
Purchase price	$201	$14

___________________________________

(1)	Includes $12 million of deferred tax liabilities recognized as a result of tax basis differences in intangible assets.

Acquisition related costs were $1 million and less than $1 million for the six months ended June 30, 2018 and 2017.

Note 14. Income Taxes

As required by ASC 740, “Income Taxes,” the Company computes interim period income taxes by applying an anticipated annual effective tax rate to the Company’s year-to-date income or loss from continuing operations before income taxes, except for significant unusual or infrequently occurring items. The Company’s estimated tax rate is adjusted each quarter in accordance with ASC 740.

The effective tax rate on income from continuing operations was 26.1 percent and 38.0 percent for the three months ended June 30, 2018 and 2017, respectively. The year over year decrease in the effective tax rate on income from continuing operations for the three months ended June 30, 2018 was primarily driven by the reduction in the U.S. federal corporate income tax rate from 35 percent to 21 percent.

The effective tax rate on income from continuing operations was 26.1 percent and 38.0 percent for the six months ended June 30, 2018 and 2017, respectively. The year over year decrease in the effective tax rate on income from continuing operations for the six months ended June 30, 2018 was primarily driven by the reduction in the U.S. federal corporate income tax rate from 35 percent to 21 percent.

As of June 30, 2018 and December 31, 2017, the Company had $15 million and $14 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). Based on information currently available, it is reasonably possible that over the next 12 month period unrecognized tax benefits may decrease by $2 million as the result of settlements of ongoing audits, statute of limitation expirations or final settlements of uncertain tax positions in multiple jurisdictions. The Company’s policy is to recognize interest income, interest expense and penalties related to its tax positions within the tax provision.

On December 22, 2017, U.S. Tax Reform was signed into law. The Act includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. The adjustments to deferred tax assets and liabilities and the liability related to the transition tax recorded in the period ending December 31, 2017 are provisional amounts. As described below, the Company has made reasonable estimates. At June 30, 2018, the Company has considered all available information and no adjustments to our original provisional amounts were identified. These amounts are subject to change as the Company obtains information necessary to complete the calculations. The Company will recognize any changes to the provisional amounts within (Benefit) Provision for Income Taxes on the Consolidated Statements of Operations and Comprehensive Income as estimates of deferred tax assets and liabilities and interpretations of the application of the Act are refined. The Company expects to complete its analysis of the provisional items described further below during the second half of 2018. The effects of other provisions of the Act are not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Deferred Tax Analysis

The Act changes the treatment of certain income and expense items for which the Company records deferred tax assets and liabilities. The Company has assessed its valuation of deferred tax assets and liabilities at June 30, 2018, as well as valuation allowance analyses affected by various aspects of the Act. The Company has recorded no provisional amounts related to valuation allowances and revaluation of deferred tax assets affected by various aspects of the Act. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the valuation of these balances.

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

In accordance with accounting standards for segments, the Company’s reportable segments are strategic business units that offer different services. The Terminix segment provides termite and pest control services to residential and commercial customers and distributes pest control products. The American Home Shield segment provides home service plans for home systems and appliances. The Franchise Services Group segment provides residential and commercial disaster restoration, janitorial and cleaning services through franchises primarily under the ServiceMaster, ServiceMaster Restore and ServiceMaster Clean brand names, home cleaning services through franchises primarily under the Merry Maids brand name, cabinet and wood furniture repair primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. Corporate includes SMAC, the Company’s financing subsidiary exclusively dedicated to providing financing to its franchisees and retail customers of its operating units, and the Company’s headquarters operations (substantially all of which costs are allocated to the Company’s reportable segments), which provide various technology, marketing, finance, legal and other support services to the reportable segments. The composition of the Company’s reportable segments is consistent with that used by the Company’s chief operating decision maker (the “CODM”) to evaluate performance and allocate resources.

Information regarding the accounting policies used by the Company is described in the Company’s 2017 Form 10-K. The Company derives substantially all of its revenue from customers and franchisees in the United States with approximately two percent generated in foreign markets. Operating expenses of the business units consist primarily of direct costs and indirect costs allocated from Corporate.

The Company uses Reportable Segment Adjusted EBITDA as its measure of segment profitability. Accordingly, the CODM evaluates performance and allocates resources based primarily on Reportable Segment Adjusted EBITDA. Reportable Segment Adjusted EBITDA is defined as net income before: unallocated corporate expenses; gain from discontinued operations, net of income taxes; (benefit) provision for income taxes; interest expense; depreciation and amortization expense; fumigation related matters; insurance reserve adjustment; non-cash stock-based compensation expense; restructuring charges; American Home Shield spin-off charges; loss on extinguishment of debt; and non-cash impairment of software and other related costs. The Company’s definition of Reportable Segment Adjusted EBITDA may not be calculated or comparable to similarly titled measures of other companies. The Company believes Reportable Segment Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives and equity-based, long-term incentive plans.

Information for continuing operations for each reportable segment and Corporate is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Revenue:
Terminix	$456	$428	$823	$794
American Home Shield	355	326	602	553
Franchise Services Group	64	52	123	102
Reportable Segment Revenue	$874	$806	$1,548	$1,449
Corporate	—	1	1	1
Total Revenue	$874	$807	$1,549	$1,450
Reportable Segment Adjusted EBITDA:(1)
Terminix	$109	$105	$195	$186
American Home Shield	73	82	105	113
Franchise Services Group	24	22	46	43
Reportable Segment Adjusted EBITDA	$206	$209	$347	$343

___________________________________

(1)	Presented below is a reconciliation of Net Income to Reportable Segment Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Net Income	$96	$85	$136	$124
Unallocated corporate expenses	(2)	—	(1)	(1)
Depreciation and amortization expense	28	25	53	51
Fumigation related matters	—	1	—	2
Non-cash stock-based compensation expense	4	4	8	9
Restructuring charges	—	1	12	3
American Home Shield spin-off charges	8	—	15	—
Non-cash impairment of software and other related costs	—	—	—	2
Gain from discontinued operations, net of income taxes	—	—	—	(1)
Provision for income taxes	34	52	48	76
Loss on extinguishment of debt	—	3	—	3
Interest expense	37	38	75	75
Reportable Segment Adjusted EBITDA	$206	$209	$347	$343

Note 16. Fair Value Measurements

The period-end carrying amounts of cash and cash equivalents, receivables, restricted cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported in interest and net investment income in the condensed consolidated statements of operations and comprehensive income. The carrying amount of total debt was $2,737 million and $2,787 million, and the estimated fair value was $2,795 million and $2,888 million as of June 30, 2018 and December 31, 2017, respectively. The fair value of the Company’s debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of June 30, 2018 and December 31, 2017.

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

The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the six month periods ended June 30, 2018 and 2017.

We account for these investments at fair value with adjustments to fair value recognized in unrealized gain/(loss) on investments in our condensed consolidated statements of operations and comprehensive income as a non-operating expense.

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2018:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$13	$13	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	34	34	—	—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	4	—	—	4
Interest rate swap contract	Prepaid expenses and other assets and Other assets	42	—	42	—
Total financial assets		$92	$47	$42	$4

As of December 31, 2017:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$12	$12	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	35	34	1	—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	3	—	—	3
Interest rate swap contract	Prepaid expenses and other assets and Other assets	25	—	25	—
Total financial assets		$75	$46	$26	$3

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

	Fuel Swap
	Contract
	Assets
(In millions)	(Liabilities)	Location of Gain (Loss) included in Earnings
Balance as of December 31, 2017	$3
Total (losses) gains (realized and unrealized)
Included in earnings	1	Cost of services rendered and products sold
Included in other comprehensive income	1
Settlements	(1)
Balance as of June 30, 2018	$4

Balance as of December 31, 2016	$5
Total (losses) gains (realized and unrealized)
Included in earnings	1	Cost of services rendered and products sold
Included in other comprehensive income	(5)
Settlements	(1)
Balance as of June 30, 2017	$—

The following tables present information relating to the significant unobservable inputs of the Company’s Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of June 30, 2018:
Fuel swap contracts	$4	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.59 - $3.00	$2.86
As of December 31, 2017:
Fuel swap contracts	$3	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.43 - $2.90	$2.66

___________________________________

(1)	Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

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

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the six months ended June 30, 2018. As of June 30, 2018, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $29 million, maturing through 2019. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of June 30, 2018, the Company had posted $2 million in letters of credit as collateral under its fuel hedging program, which were issued under the Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. See Note 9 to the condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in accumulated other comprehensive income and for the amounts reclassified out of accumulated other comprehensive income and into earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a gain of $6 million, net of tax, as of June 30, 2018. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

A reconciliation of the amounts included in the computation of basic earnings per share from continuing operations and diluted earnings per share from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2018	2017	2018	2017
Income from continuing operations	$96	$85	$137	$123
Weighted-average common shares outstanding	135.5	133.7	135.4	134.1
Effect of dilutive securities:
RSUs	0.1	0.1	0.1	0.1
Stock options(1)	0.2	1.3	0.2	1.3
Weighted-average common shares outstanding—assuming dilution	135.8	135.0	135.7	135.5
Basic earnings per share from continuing operations	$0.71	$0.64	$1.01	$0.92
Diluted earnings per share from continuing operations	$0.71	$0.63	$1.01	$0.91

___________________________________

(1)

Options to purchase 0.4 million and 1.3 million shares for the three months ended June 30, 2018 and 2017, respectively, and 0.4 million and 1.3 million shares for the six months ended June 30, 2018 and 2017, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

American Home Shield Spin-off

On July 26, 2017, we announced that we intend to separate our American Home Shield business from our Terminix and Franchise Services Group businesses by means of a spin-off of the American Home Shield business to Company stockholders, resulting in two publicly traded companies. The spin-off is designed to create two independent companies, each with an enhanced strategic focus, simplified operating structure, distinct investment identity and strong financial profile. The transaction is expected to be completed late in the third quarter of 2018, subject to satisfaction of customary conditions, including the effectiveness of a Registration Statement on Form 10 and final approval by our board of directors. We have received a favorable private letter ruling from the IRS regarding the tax-free treatment of the distribution to our stockholders.

Our financial statements include nonrecurring costs incurred to evaluate, plan and execute the spin-off. These costs are primarily related to third-party consulting and other incremental costs directly associated with the spin-off process. Our results for the six months ended June 30, 2018 include charges of $15 million related to the spin-off. We expect to incur charges of $35 million to $45 million in 2018 related to the spin-off. In addition, we expect incremental capital expenditures will be required to effect the spin-off in 2018 and will range from $20 million to $30 million, principally reflecting costs to replicate information technology systems historically shared by our business units.

The separation into two independent public companies is expected to result in increased operating costs which could be material to our results of operations. These increased operating costs are primarily associated with corporate functions such as finance, legal, IT and human resources. We are currently evaluating the optimal structure of corporate functions to support the strategic objectives of these two separate publicly traded companies subsequent to the spin-off and estimate the increased operating costs will be approximately $5 million for SpinCo (American Home Shield) and approximately $4 million for RemainCo (post-spin Terminix and Franchise Services Group) in 2018. Dis-synergies for the three and six months ended June 30, 2018 were $1 million. For full-year 2019, we currently project dis-synergies of approximately $6 million for SpinCo and approximately $14 million for RemainCo.

On May 3, 2018, the Company announced the appointment of Rex Tibbens as President and Chief Executive Officer of American Home Shield effective May 15, 2018. Upon completion of the spin-off, Mr. Tibbens will continue to lead American Home Shield. On July 25, 2018, the Company also announced the appointment of Brian K. Turcotte as Senior Vice President and Chief Financial Officer of American Home Shield. Mr. Turcotte had previously been serving as ServiceMaster’s Treasurer and Vice President, Investor Relations.

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

Operating Expenses. In addition to the impact of changes in our revenue results, our operating results are affected by, among other things, the level of our operating expenses. A number of our operating expenses are subject to inflationary pressures, such as fuel, chemicals, raw materials, wages and salaries, employee benefits and health care, vehicles, contractor costs, home systems, appliances and repair parts, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs.

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

Adjusted EBITDA. We evaluate performance and allocate resources based primarily on Adjusted EBITDA. We define Adjusted EBITDA as net income before: depreciation and amortization expense; 401(k) Plan corrective contribution; fumigation related matters; insurance reserve adjustment; non-cash stock-based compensation expense; restructuring charges; American Home Shield spin-off charges; non-cash impairment of software and other related costs; (gain) loss from discontinued operations, net of income taxes; provision for income taxes; loss on extinguishment of debt and interest expense. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives and equity-based, long-term incentive plans.

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

Effect of Weather Conditions

The demand for our services and our results of operations are also affected by weather conditions, including the seasonal nature of our termite and pest control services, home inspection services and disaster restoration services. Weather conditions which have a potentially unfavorable impact to our business include cooler temperatures or droughts which can impede the development of termite swarms and lead to lower demand for our termite control services; and extreme temperatures which can lead to an increase in service requests related to home systems. For example, in the third quarter of 2016, we experienced an increase in contract claims cost at American Home Shield driven by a higher number of HVAC work orders driven by high temperatures, and in the third quarter of 2017, our Terminix business was negatively impacted by hurricanes Harvey and Irma, which resulted in 53 branches, primarily in Texas and Florida, being temporarily closed for a period of time during August and September. Weather conditions which have a potentially favorable impact to our business include mild winters which can lead to higher demand for termite and pest control services; mild winters or summers which can lead to lower home systems claim frequency; and severe storms which can lead to an increase in demand for disaster restoration services.  For example, in the third and fourth quarters of 2017, our ServiceMaster Restore business saw a significant increase in royalty fees related to hurricanes Harvey and Irma and wildfires.

Franchises

Franchises are important to the Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. Total profits from our franchised operations were $24 million and $22 million for the three months ended June 30, 2018 and 2017, respectively and $45 million and $44 million for the six months ended June 30, 2018 and 2017, respectively. Nearly all of the franchise fees received by our Franchise Services Group segment are derived from the ServiceMaster Restore,

ServiceMaster Clean and Merry Maids businesses. Franchise fees from our Terminix franchisees represented less than one percent of Terminix revenue for the six months ended June 30, 2018. We evaluate the performance of our franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. Franchise agreements entered into in the course of these businesses are generally for a term of five years. The majority of these franchise agreements are renewed prior to expiration. Internationally, we have license agreements, whereby licensees provide services under our brand names that would ordinarily be provided by franchisees in the United States. The majority of international licenses are for 10‑year terms.

Results of Operations

	Three Months Ended		Increase
	June 30,		(Decrease)	% of Revenue
(In millions)	2018	2017	2018 vs. 2017	2018	2017
Revenue	$874	$807	8%	100%	100%
Cost of services rendered and products sold	467	415	13	53	51
Selling and administrative expenses	225	206	9	26	26
Amortization expense	7	7	4	1	1
Fumigation related matters	—	1	*	—	—
Restructuring charges	—	1	*	—	—
American Home Shield spin-off charges	8	—	*	1	—
Interest expense	37	38	—	4	5
Interest and net investment income	(1)	(1)	32	—	—
Loss on extinguishment of debt	—	3	*	—	—
Income from Continuing Operations before Income Taxes	130	137	(5)	15	17
Provision for income taxes	34	52	(35)	4	6
Income from Continuing Operations	96	85	13	11	11
Gain from discontinued operations, net of income taxes	—	—	*	—	—
Net Income	$96	$85	13%	11%	11%

	Six Months Ended		Increase
	June 30,		(Decrease)	% of Revenue

(In millions)	2018	2017	2018 vs. 2017	2018	2017
Revenue	$1,549	$1,450	7%	100%	100%
Cost of services rendered and products sold	829	761	9	54	52
Selling and administrative expenses	422	392	8	27	27
Amortization expense	12	14	(10)	1	1
Fumigation related matters	—	2	(89)	—	—
Impairment of software and other related costs	—	2	(94)	—	—
Restructuring charges	12	3	269	1	—
American Home Shield spin-off charges	15	—	*	1	—
Interest expense	75	75	1	5	5
Interest and net investment income	(2)	(1)	26	—	—
Loss on extinguishment of debt	—	3	*	—	—
Income from Continuing Operations before Income Taxes	185	199	(7)	12	14
Provision for income taxes	48	76	(36)	3	5
Income from Continuing Operations	137	123	11	9	8
Gain from discontinued operations, net of income taxes	—	1	*	—	—
Net Income	$136	$124	10%	9%	9%

________________________________

*     not meaningful

Revenue

We reported revenue of $874 million and $807 million for the three months ended June 30, 2018 and 2017, respectively, and revenue of $1,549 million and $1,450 million for the six months ended June 30, 2018 and 2017, respectively. A summary of changes in revenue for each of our reportable segments and Corporate is included in the table below. See “—Segment Review” for a discussion of the drivers of the year-over-year changes.

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended June 30, 2017	$428	$326	$52	$1	$807
Pest Control (1)	25	—	—	—	25
Termite and Other Services	1	—	—	—	1
Home Service Plans	—	29	—	—	29
Franchise-Related Revenue	—	—	11	—	11
Other	1	—	—	—	1
Three Months Ended June 30, 2018	$456	$355	$64	$—	$874

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Six Months Ended June 30, 2017	$794	$553	$102	$1	$1,450
Pest Control (1)	26	—	—	—	26
Termite and Other Services	2	—	—	—	2
Home Service Plans	—	49	—	—	49
Franchise-Related Revenue	—	—	21	—	21
Other	2	—	—	—	1
Six Months Ended June 30, 2018	$823	$602	$123	$1	$1,549

_________________________________

(1)	Includes growth from acquisitions of approximately $25 million and $26 million for the three and six months ended June 30, 2018, respectively.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $467 million and $415 million for the three months ended June 30, 2018 and 2017, respectively, and $829 million and $761 million for the six months ended June 30, 2018 and 2017, respectively. The following table provides a summary of changes in cost of services rendered and products sold for each of our reportable segments and Corporate:

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended June 30, 2017	$232	$163	$20	$—	$415
Impact of change in revenue	20	10	4	—	34
Bad debt expense	(2)	—	—	—	(2)
Chemicals and materials	(3)	—	—	—	(3)
Fuel prices	1	—	—	—	1
Insurance program	—	—	—	(2)	(2)
Contract claims	—	22	—	—	22
Other	1	1	—	—	2
Three Months Ended June 30, 2018	$249	$196	$24	$(2)	$467

_________________________________

At Terminix, the impact of change in revenue reflects the impact of the Copesan acquisition and other acquisitions completed during the year. The decrease in bad debt expense was driven by enhanced credit policies and collection rates. The decrease in chemicals and materials was driven by sourcing savings.

At American Home Shield, the increase in contract claims costs includes an adjustment of $12 million related to adverse development of contract claims costs originally estimated and recorded in the first quarter of 2018 and the second half of 2017. Accruals for home service plan claims are made based on our historical claims experience and actuarial projections. Our actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporates cumulative historical claims experience and information provided by us. We regularly review our estimates of claims costs and adjust the estimates when appropriate. The increase in contract claims costs in the second quarter, and the change in our previous contract claims costs reserve estimates, were principally driven by a higher mix of appliance replacements versus repairs driven by parts availability. In addition to the $12 million of higher claims costs from periods prior to the second quarter of 2018, the impact of higher appliance replacements in the second quarter increased claims costs by $4 million. The increase in contract claims costs in the second quarter also includes normal inflationary pressure on the underlying costs of repairs totaling $3 million and a higher number of work orders driven by significantly warmer summer temperatures in 2018, which increased claims costs by $3 million.

The decrease in the Corporate insurance program expense was primarily attributable to favorable claims trends in our automobile, general liability and workers’ compensation program, which may or may not continue.

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Six Months Ended June 30, 2017	$438	$285	$38	$—	$761
Impact of change in revenue	21	17	9	—	46
Production labor	(1)	—	—	—	(1)
Bad debt	(5)	—	—	—	(5)
Chemicals and materials	(6)	—	—	—	(6)
Fuel prices	2	—			2
Insurance program	—	—	—	(2)	(2)
Contract claims	—	28	—	—	28
Other	3	1	1	—	5
Six Months Ended June 30, 2018	$453	$331	$47	$(2)	$829

_________________________________

At Terminix, the impact of change in revenue reflects the impact of the Copesan acquisition and other acquisitions completed during the year. The decrease in production labor was driven by the realization of past investments in field operations. The decrease in bad debt expense was driven by enhanced credit policies and collection rates. The decrease in chemicals and materials was driven by sourcing savings.

At American Home Shield, the increase in contract claims costs includes an adjustment of $6 million related to the adverse development of contract claim costs originally estimated and recorded in the second half of 2017, principally driven by a higher mix of appliance replacements versus repairs driven by parts availability. We estimate the impact of higher appliance replacements increased claims costs by $7 million. The increase in contract claims costs also includes normal inflationary pressure on the underlying costs of repairs totaling $7 million and a higher number of work orders driven by colder winter temperatures in the first quarter and significantly warmer summer temperatures in the second quarter of 2018, which increased claims costs by $8 million.

The decrease in the Corporate insurance program expense was primarily attributable to favorable claims trends in our automobile, general liability and workers’ compensation program, which may or may not continue.

Selling and Administrative Expenses

We reported selling and administrative expenses of $225 million and $206 million for the three months ended June 30, 2018 and 2017, respectively, and $422 million and $392 million for the six months ended June 30, 2018 and 2017, respectively.  For the three months ended June 30, 2018 and 2017, selling and administrative expenses comprised general and administrative expenses of $82 million and $74 million, respectively, and selling and marketing expenses of $143 million and $132 million, respectively. For the six months ended June 30, 2018 and 2017, selling and administrative expenses comprised general and administrative expenses of $159 million and $151 million, respectively, and selling and marketing expenses of $263 million and $241 million, respectively. The following table provides a summary of changes in selling and administrative expenses for each of our reportable segments and Corporate:

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended June 30, 2017	$102	$82	$11	$10	$206
Sales and marketing costs	(1)	3	4	—	6
Acquisition selling and administrative expenses	5	—	—	—	5
Incentive compensation	2	—	—	—	2
Customer service costs	—	2	—	—	2
Spin-off dis-synergies	—	1	—	—	1
Depreciation	—	—	—	1	2
Other	1	1	1	—	3
Three Months Ended June 30, 2018	$108	$89	$17	$12	$225

The decrease in sales and marketing costs at Terminix was driven by a change in the timing of our recognition of sales costs upon our adoption of ASC 606 on January 1, 2018 of $6 million, partially offset by an increase in sales and marketing costs driven by targeted investments to drive sales growth. Terminix incurred incremental selling and administrative expenses as a result of the Copesan acquisition and other acquisitions, including deal-related costs of approximately $1 million.

At American Home Shield, the increase in sales and marketing costs was driven by targeted spending to drive sales growth. The increase in customer service costs was an incremental investment in customer care center costs to deliver a new level of customer service. Incremental ongoing costs related to the spin-off of American Home Shield of $1 million were incurred, which primarily related to the separation of information technology systems historically shared by our business units.

At Franchise Services Group, the increase in sales and marketing costs was driven by the recognition of national advertising fund contributions from franchisees as revenue upon our adoption of ASC 606 on January 1, 2018. Prior to 2018, contributions to the national advertising fund made by our franchisees were treated as an offset to advertising expense.

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Six Months Ended June 30, 2017	$190	$160	$22	$20	$392
Sales and marketing costs	1	6	7	—	14
Acquisition selling and administrative expenses	5	—	—	—	5
Incentive compensation	2	—	—	—	2
Customer service costs	—	4	—	—	4
Spin-off dis-synergies	—	1	—	—	1
Depreciation	—	—	—	2	3
Other	(2)	1	2	1	1
Six Months Ended June 30, 2018	$197	$171	$32	$23	$422

The increase in sales and marketing costs at Terminix was driven by targeted investments to drive sales growth, partially offset by a change in the timing of our recognition of sales costs upon our adoption of ASC 606 on January 1, 2018 of $4 million. Terminix incurred incremental selling and administrative expenses as a result of the Copesan acquisition and other acquisitions, including deal-related costs of approximately $1 million.

At American Home Shield, the increase in sales and marketing costs was driven by targeted spending to drive sales growth. The increase in customer service costs was an incremental investment in customer care center costs to deliver a new level of customer service. Incremental ongoing costs related to the spin-off of American Home Shield of $1 million were incurred, which primarily related to the separation of information technology systems historically shared by our business units.

At Franchise Services Group, the increase in sales and marketing costs was driven by the recognition of national advertising fund contributions from franchisees as revenue upon our adoption of ASC 606 on January 1, 2018. Prior to 2018, contributions to the national advertising fund made by our franchisees were treated as an offset to advertising expense.

Amortization Expense

Amortization expense was $7 million and $7 million in the three months ended June 30, 2018 and 2017, respectively, and $12 million and $14 million in the six months ended June 30, 2018 and 2017, respectively.

Fumigation Related Matters

We recorded a charge of $1 million in the three months ended June 30, 2017 and $2 million in the six months ended June 30, 2017 for fumigation related matters. We recorded charges of less than $1 million for remaining fumigation related matters in the three and six months ended June 30, 2018.

Impairment of Software and Other Related Costs

We recorded an impairment charge of $2 million in the six months ended June 30, 2017 relating to our decision to replace certain software. There were no impairments of software and other related costs recorded in the three and six months ended June 30, 2018, or in the three months ended June 30, 2017.

Restructuring Charges

We incurred restructuring charges of less than $1 million and $1 million in the three months ended June 30, 2018 and 2017, respectively, and $12 million and $3 million in the six months ended June 30, 2018 and 2017, respectively.  Restructuring charges were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Terminix(1)	$(1)	$—	$2	$1
Corporate(2)	—	—	3	—
Leadership transition(3)	—	—	—	1
Global Service Center relocation(4)	1	1	7	1
Total restructuring charges	$—	$1	$12	$3

___________________________________

(1)

For the three and six months ended June 30, 2018, restructuring charges included a $1 million reserve adjustment associated with previous restructuring initiatives and $2 million of severance and other costs. For the six months ended June 30, 2017, these charges included $1 million of severance and other costs.

(2)

We have historically made changes on an ongoing basis to enhance capabilities and reduce costs in our corporate functions that provide company-wide administrative services to support operations. In 2017, we began taking actions to enhance capabilities and align corporate functions with those required to support the strategic needs as two stand-alone companies in anticipation of the American Home Shield spin-off. For the six months ended June 30, 2018 these charges included $3 million of severance and other costs.

(3)	For the six months ended June 30, 2017, these charges include $1 million of severance costs as part of the severance agreement with the former Chief Financial Officer.

(4)

For the three months ended June 30, 2018 and 2017, these charges included lease termination and other charges of $1 million and $1 million, respectively, related to the relocation of our headquarters, which is referred to as our Global Service Center. For the six months ended June 30, 2018 and 2017, these charges included lease termination and other charges of $7 million and $1 million, respectively, related to the relocation of our headquarters.

American Home Shield Spin-Off Charges

Our financial statements include nonrecurring costs incurred to evaluate, plan and execute the spin-off of American Home Shield to company stockholders. These costs are primarily related to third-party consulting and other incremental costs directly associated with the spin-off process. At December 31, 2017, we had $1 million of American Home Shield spin-off charges accrued, and $2 million of prepaid spin-off charges which were recognized during the six months ended June 30, 2018. Our results for the three and six months ended June 30, 2018 include American Home Shield spin-off charges of $8 million and $15 million, respectively.

We expect to incur aggregate charges related to the spin-off of $35 million to $45 million in 2018. In addition, incremental capital expenditures will be required to effect the spin-off in 2018 and will range from $20 million to $30 million, principally reflecting costs to replicate information technology systems historically shared by our business units.

Interest Expense

Interest expense was $37 million and $38 million in the three months ended June 30, 2018 and 2017, respectively, and $75 million in both the six month months ended June 30, 2018 and 2017.

Interest and Net Investment Income

Interest and net investment income was $1 million and $1 million for the three months ended June 30, 2018 and 2017, respectively, and $2 million and $1 million for the six months ended June 30, 2018 and 2017, respectively, and comprised net investment gains and losses, interest income and dividend income realized on the American Home Shield investment portfolio and interest income on other cash balances.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes was $130 million and $137 million for the three months ended June 30, 2018 and 2017, respectively, and $185 million and $199 million for the six months ended June 30, 2018 and 2017, respectively. The change in income from continuing operations before income taxes primarily reflects the net effect of year-over-year changes in the following items:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In millions)	2018 vs. 2017	2018 vs. 2017
Reportable segments and Corporate(1)	$(2)	$5
Depreciation expense(2)	(2)	(3)
Restructuring charges (3)	1	(9)
American Home Shield spin-off charges(4)	(8)	(15)
Other(5)	4	8
Decrease in income from continuing operations before income taxes	$(7)	$(14)

___________________________________

(1)	Represents the net change in Adjusted EBITDA as described in “—Segment Review.”
(2)	Represents the net change in depreciation expense, driven by investments in vehicles and technology.
(3)	Represents the net change in restructuring expense as described in “Restructuring Charges.”
(4)	Represents the net change in American Home Shield spin-off charges as described in “American Home Shield Spin-Off Charges.”
(5)	Primarily represents the net change in loss on extinguishment of debt, fumigation related matters, amortization expense and impairment of software and other related costs.

Provision for Income Taxes

The effective tax rate on income from continuing operations was 26.1 percent and 38.0 percent for the three months ended June 30, 2018 and 2017, respectively. The effective tax rate on income from continuing operations for the three months ended June 30, 2018 was primarily affected by the implementation of U.S. Tax Reform.

The effective tax rate on income from continuing operations was 26.1 percent and 38.0 percent for the six months ended June 30, 2018 and 2017, respectively. The effective tax rate on income from continuing operations for the six months ended June 30, 2018 was primarily affected by the implementation of U.S. Tax Reform.

Net Income

Net income was $96 million and $85 million for the three months ended June 30, 2018 and 2017, respectively, and $136 million and $124 million for the six months ended June 30, 2018 and 2017, respectively

Segment Review

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the notes to the condensed consolidated financial statements included in this report.

Revenue and Adjusted EBITDA by reportable segment and for Corporate are as follows:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
(In millions)	2018	2017	(Decrease)	2018	2017	(Decrease)
Revenue:
Terminix	$456	$428	6%	$823	$794	4%
American Home Shield	355	326	9	602	553	9
Franchise Services Group	64	52	21	123	102	21
Corporate	—	1	*	1	1	*
Total Revenue:	$874	$807	8%	$1,549	$1,450	7%
Adjusted EBITDA:(1)
Terminix	$109	$105	4%	$195	$186	5%
American Home Shield	73	82	(12)	105	113	(7)
Franchise Services Group	24	22	9	46	43	7
Reportable Segment Adjusted EBITDA	206	209	(2)	347	343	1
Corporate(2)	2	—	*	1	1	*
Total Adjusted EBITDA	$208	$210	(1)%	$349	$343	2%

___________________________________

* not meaningful

(1)	See Note 15 to the condensed consolidated financial statements for our definition of Adjusted EBITDA and a reconciliation of Net Income to Reportable Segment Adjusted EBITDA.
(2)	Represents unallocated corporate expenses.

Terminix Segment

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a six percent increase in revenue and a four percent increase in Adjusted EBITDA for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Revenue

Revenue by service line is as follows:

	Three Months Ended
	June 30,

(In millions)	2018	2017	Growth		Acquired		Organic
Pest Control	$254	$229	$25	11%	$25	11%	$—	—%
Termite and Other Services	178	177	1	—%	—	—%	—	—%
Other	24	23	1	6%	—	—%	1	6%
Total revenue	$456	$428	$27	6%	$25	6%	$2	—%

Pest control revenue for the three months ended June 30, 2018 increased 11 percent compared to prior year, primarily due to the impact of the Copesan acquisition.

Termite revenue, including wildlife exclusion, crawl space encapsulation and attic insulation, which are managed as a component of our termite line of business, remained consistent with prior year, reflecting an increase in core termite completions, wildlife exclusion and attic insulation, offset by a decline in termite renewals. In the three months ended June 30, 2018, termite renewal revenue comprised 46 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended June 30, 2017	$105
Impact of change in revenue	7
Acquisition selling and administrative expenses	(5)
Bad debt	2
Chemicals and materials	3
Fuel prices	(1)
Sales and marketing	1
Incentive compensation	(2)
Other	(2)
Three Months Ended June 30, 2018	$109

The impact of the change in revenue on Adjusted EBITDA was driven by the increase in relatively low margin revenue from our acquisition of Copesan. As we continue to drive synergies from Copesan and other acquisitions, leveraging world-class service capabilities from Copesan and our service partners, and working towards systematically incorporating those service capabilities into our owned branch locations, we expect the Adjusted EBITDA contribution from Copesan and other acquisition revenues to increase in the future. Additionally, we incurred incremental selling and administrative expenses as a result of the acquisitions completed during the year. The decrease in bad debt expense was driven by enhanced credit policies and collection rates. The decrease in chemicals and materials was driven by sourcing savings. The decrease in sales and marketing costs at Terminix was driven by a change in the timing of our recognition of sales costs upon our adoption of ASC 606 on January 1, 2018 of $6 million, partially offset by an increase in sales and marketing costs driven by targeted investments to drive sales growth.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The Terminix segment reported a four percent increase in revenue and a five percent increase in Adjusted EBITDA for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Revenue

Revenue by service line is as follows:

	Six Months Ended
	June 30,

(In millions)	2018	2017	Growth		Acquired		Organic
Pest Control	$456	$430	$26	6%	$25	6%	$—	—%
Termite and Other Services	328	326	2	1%	—	—%	2	1%
Other	39	37	2	4%	—	—%	2	4%
Total revenue	$823	$794	$30	4%	$26	3%	$4	—%

Pest control revenue for the six months ended June 30, 2018 increased six percent compared to prior year, primarily reflecting the impact of the Copesan acquisition.

Termite revenue, including wildlife exclusion, crawl space encapsulation and attic insulation, which are managed as a component of our termite line of business, increased one percent compared to prior year. In the six months ended June 30, 2018, termite renewal revenue comprised 50 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Termite revenue organic growth was one percent, reflecting an increase in termite renewals, wildlife exclusion and attic insulation revenue, offset by a decline in termite completion and other services revenue in the first quarter of 2018, driven primarily by unfavorable weather conditions. We estimate that the organic revenue growth would have been approximately $3 million higher if not for the unfavorable weather conditions. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Six Months Ended June 30, 2017	$186
Impact of change in revenue	8
Acquisition selling and administrative expenses	(5)
Bad debt	5
Chemicals and materials	6
Fuel prices	(2)
Sales and marketing	(1)
Incentive compensation	(2)
Production labor	1
Other	(1)
Six Months Ended June 30, 2018	$195

The impact of the change in revenue on Adjusted EBITDA was driven by the increase in relatively low margin revenue from our acquisition of Copesan. As we continue to drive synergies from Copesan and other acquisitions, leveraging world-class service capabilities from Copesan and our service partners, and working towards systematically incorporating those service capabilities into our owned branch locations, we expect the Adjusted EBITDA contribution from Copesan and other acquisition revenues to increase in the future. Additionally, we incurred incremental selling and administrative expenses as a result of the acquisitions completed during the year. The decrease in production labor was driven by the realization of past investments in field operations. The decrease in bad debt expense was driven by enhanced credit policies and collection rates. The decrease in chemicals and materials was driven by sourcing savings. The increase in sales and marketing costs at Terminix was driven by targeted investments to drive sales growth, partially offset by a change in the timing of our recognition of sales costs upon our adoption of ASC 606 on January 1, 2018 of $4 million.

American Home Shield Segment

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The American Home Shield segment, which provides home service plans for home systems and appliances, reported a nine percent increase in revenue and a 12 percent decrease in Adjusted EBITDA for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

The growth in renewable customer counts and customer retention are presented below.

	As of June 30,
	2018	2017(1)
Growth in Home Service Plans	6%	11%
Customer Retention Rate	75%	75%

___________________________________

(1)	As of June 30, 2017, excluding the impact of acquisitions, the growth in home service plans was six percent and the customer retention rate for our American Home Shield segment was 75 percent.

Revenue

The revenue results reflect an increase in new and renewal unit sales and improved price realization.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended June 30, 2017	$82
Impact of change in revenue	19
Contract claims	(22)
Sales and marketing costs	(3)
Customer service costs	(2)
Spin-off dis-synergies	(1)
Other	(1)
Three Months Ended June 30, 2018	$73

The $22 million increase in contract claims costs includes an adjustment of $12 million related to the adverse development of contract claim costs originally estimated and recorded in the first quarter of 2018 and the second half of 2017. Accruals for home service plan claims are made based on our historical claims experience and actuarial projections. Our actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporates cumulative historical claims experience and information provided by us. We regularly review our estimates of claims costs and adjust the estimates when appropriate. The increase in contract claims costs in the second quarter, and the change in our previous contract claims costs reserve estimates, were principally driven by a higher mix of appliance replacements versus repairs driven by parts availability. In addition to the $12 million of higher claims costs from periods prior to the second quarter of 2018, the impact of higher appliance replacements in the second quarter increased claims costs by $4 million. The increase in contract claims costs in the second quarter also includes normal inflationary pressure on the underlying costs of repairs totaling $3 million and a higher number of work orders driven by significantly warmer summer temperatures in 2018, which increased claims costs by $3 million. Extreme temperatures in the future could lead to an increase in service requests related to home systems, resulting in higher claim frequency and costs.

The increase in sales and marketing costs was driven by targeted spending to drive sales growth. The increase in customer service costs was an incremental investment in customer care center costs to deliver a new level of customer service. Incremental ongoing costs related to the spin-off of American Home Shield of $1 million were incurred, which primarily related to the separation of information technology systems historically shared by our business units.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The American Home Shield segment reported a nine percent increase in revenue and a seven percent decrease in Adjusted EBITDA for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Revenue

The revenue results reflect an increase in new and renewal unit sales and improved price realization.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Six Months Ended June 30, 2017	$113
Impact of change in revenue	31
Contract claims	(28)
Sales and marketing costs	(6)
Customer service costs	(4)
Spin-off dis-synergies	(1)
Other	(1)
Six Months Ended June 30, 2018	$105

The increase in contract claims costs includes an adjustment of $6 million related to the adverse development of contract claim costs originally estimated and recorded in the second half of 2017, principally driven by a higher mix of appliance replacements versus repairs driven by parts availability. We estimate the impact of higher appliance replacements increased claims costs by $7 million. The increase in contract claims costs also includes normal inflationary pressure on the underlying costs of repairs totaling $7 million and a higher number of work orders driven by colder winter temperatures in the first quarter and significantly warmer summer temperatures in the second quarter of 2018, which increased claims costs by $8 million. Extreme temperatures in the future could lead to an increase in service requests related to home systems, resulting in higher claim frequency and costs.

The increase in sales and marketing costs was driven by targeted spending to drive sales growth. The increase in customer service costs was an incremental investment in customer care center costs to deliver a new level of customer service. Incremental ongoing costs related to the spin-off of American Home Shield of $1 million were incurred, which primarily related to the separation of information technology systems historically shared by our business units.

Franchise Services Group Segment

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The Franchise Services Group segment, which consists of the ServiceMaster Restore (disaster restoration), ServiceMaster Clean (janitorial), Merry Maids (residential cleaning), Furniture Medic (cabinet and wood furniture repair) and AmeriSpec (home inspection) businesses, reported a 21 percent increase in revenue and a nine percent increase in Adjusted EBITDA for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Revenue

Revenue by service line is as follows:

	Three Months Ended		% of
	June 30,		Revenue
(In millions)	2018	2017	2018
Royalty Fees	$35	$32	55%
Janitorial National Accounts	16	12	26
Sales of Products	4	4	6
Other	8	5	13
Total revenue	$64	$52	100%

The increase in royalty fees was driven by higher disaster restoration services including fire and commercial disaster restoration services. The increase in revenue from janitorial national accounts was driven by increased sales activity. The increase in other was primarily driven by the recognition of approximately $4 million of national advertising fund franchisee contributions as revenue pursuant to our adoption of ASC 606 that took effect on January 1, 2018.  Prior to 2018, contributions to the national advertising fund by our franchisees were treated as an offset to advertising expense. The adoption had no impact on Adjusted EBITDA.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended June 30, 2017	$22
Impact of change in revenue	3
Other	(1)
Three Months Ended June 30, 2018	$24

The impact of the increase in revenue was driven by the increase in royalty fees and relatively low margin revenue from janitorial national accounts.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The Franchise Services Group segment reported a 21 percent increase in revenue and a seven percent increase in Adjusted EBITDA for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Revenue

Revenue by service line is as follows:

	Six Months Ended		% of
	June 30,		Revenue
(In millions)	2018	2017	2018
Royalty Fees	$68	$63	55%
Janitorial National Accounts	31	23	25
Sales of Products	7	7	6
Other	17	9	14
Total revenue	$123	$102	100%

The increase in royalty fees was driven by higher disaster restoration services including fire and commercial disaster restoration services. The increase in revenue from janitorial national accounts was driven by increased sales activity. The increase in other was primarily driven by the recognition of approximately $7 million of national advertising fund franchisee contributions as revenue pursuant to our adoption of ASC 606 that took effect on January 1, 2018.  Prior to 2018, contributions to the national advertising fund by our franchisees were treated as an offset to advertising expense. The adoption had no impact on Adjusted EBITDA.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Six Months Ended June 30, 2017	$43
Impact of change in revenue	6
Other	(2)
Six Months Ended June 30, 2018	$46

The impact of the increase in revenue was driven by the increase in royalty fees and relatively low margin revenue from janitorial national accounts.

Corporate

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Adjusted EBITDA for Corporate for the three months ended June 30, 2018 increased two million when compared to the three months ended June 30, 2017, primarily attributable to favorable claims trends in our automobile, general liability and workers’ compensation program, which may or may not continue.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Adjusted EBITDA for Corporate for the six months ended June 30, 2018 was comparable to the six months ended June 30, 2017.

Liquidity and Capital Resources

Liquidity

We are highly leveraged, and a substantial portion of our liquidity needs are due to service requirements on our significant indebtedness. The agreements governing the $1,650 million term loan facility maturing November 8, 2023 and the $300 million revolving credit facility maturing November 8, 2021 (together, the “Credit Facilities”) contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of June 30, 2018, we were in compliance with the covenants under the agreements that were in effect on such date.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Credit Facilities. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. Cash and short- and long-term marketable securities totaled $496 million as of June 30, 2018, compared with $522 million as of December 31, 2017. As of June 30, 2018, there were $33 million of letters of credit outstanding and $267 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts.

In 2016, our board of directors authorized a three-year share repurchase program, under which we may repurchase up to $300 million of outstanding shares of our common stock. As of June 30, 2018, we have repurchased $145 million of outstanding shares under this program, which is included in treasury stock on the condensed consolidated statements of financial position.

Cash and short- and long-term marketable securities include balances associated with regulatory requirements at American Home Shield. See “—Limitations on Distributions and Dividends by Subsidiaries.” American Home Shield’s investment portfolio has been invested in high-quality debt securities. From time to time, we review the statutory reserve requirements to which our regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case we may adjust our reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles.

As of June 30, 2018, we had posted $31 million in letters of credit, which were issued under the Revolving Credit Facility, and $89 million of cash, which is included in Restricted cash on the condensed consolidated statements of financial position, as collateral under our automobile, general liability and workers’ compensation insurance program. We may from time to time change the amount of cash or marketable securities used to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program. The amount of cash or marketable securities utilized to satisfy these collateral requirements will depend on the relative cost of the issuance of letters of credit under the Revolving Credit Facility and our cash position. Any change in cash or marketable securities used as collateral would result in a corresponding change in our available borrowing capacity under the Revolving Credit Facility.

Additionally, under the terms of our fuel swap contracts, we are required to post collateral in the event the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the agreement with the counterparty. As of June 30, 2018, the estimated fair value of our fuel swap contracts was a net gain of $4 million, and we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were also issued under the Revolving Credit Facility. The continued use of letters of credit for this purpose in the future could limit our ability to post letters of credit for other purposes and could limit our borrowing availability under the Revolving Credit Facility. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

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

Fleet and Equipment Financing Arrangements

We have entered into the Fleet Agreement which, among other things, allows us to obtain fleet vehicles through a leasing program. We expect to fulfill substantially all of our vehicle fleet needs through the leasing program under the Fleet Agreement. For the six months ended June 30, 2018, we acquired $10 million of vehicles through the leasing program under the Fleet Agreement. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement.

Additionally, a portion of our property and equipment is leased through programs outside the scope of the Fleet Agreement. For the six months ended June 30, 2018, no property and equipment was acquired through these incremental leasing programs. We anticipate new lease financings, including the Fleet Agreement and incremental leasing programs, for the full year 2018 will range from $25 million to $35 million.

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

Furthermore, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payments of ordinary and extraordinary dividends by our home service plan and similar subsidiaries (through which we conduct our American Home Shield business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of June 30, 2018, the total net assets subject to these third-party restrictions was $182 million. We expect that such limitations will be in effect for the foreseeable future. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

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

	Six Months Ended
	June 30,
(In millions)	2018	2017
Net cash provided from (used for):
Operating activities	$279	$260
Investing activities	(194)	(56)
Financing activities	(110)	(124)
Discontinued operations	—	1
Cash (decrease) increase during the period	$(25)	$81

Operating Activities

Net cash provided from operating activities from continuing operations increased $20 million to $279 million for the six months ended June 30, 2018 compared to $260 million for the six months ended June 30, 2017.

Net cash provided from operating activities for the six months ended June 30, 2018 comprised $234 million in earnings adjusted for non-cash charges, offset, in part, by $8 million in payments related to restructuring and $7 million in payments related to the American Home Shield spin-off and a $61 million decrease in cash required for working capital (a $41 million decrease excluding the working capital impact of accrued interest and taxes). For the six months ended June 30, 2018, working capital requirements were favorably impacted by seasonal activity, the timing of income tax payments and favorable changes in the timing of payments to certain of our vendors.

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

Investing Activities

Net cash used for investing activities from continuing operations was $194 million for the six months ended June 30, 2018, compared to $56 million for the six months ended June 30, 2017.

This increase was driven by cash paid for business acquisitions, which increased to $149 million and is net of $1 million of cash acquired, for the six months ended June 30, 2018, from $12 million for the six months ended June 30, 2017. Consideration paid in 2018 for the purchase of Copesan, other pest control companies and a master distributor was from cash on hand, deferred purchase price of $39 million and future potential earnouts totaling $12 million payable to sellers. Consideration paid in 2017 for the purchase of a master distributor and for a tuck-in acquisition consisted of cash payments and debt payable to sellers. We expect to continue our tuck-in acquisition program at Terminix and to periodically evaluate other strategic acquisitions.

Capital expenditures increased to $49 million ($42 million net of government grants) for the six months ended June 30, 2018 from $34 million in the six months ended June 30, 2017 and included recurring capital needs, Global Service Center relocation, and information technology projects. We anticipate capital expenditures for the full year 2018 will range from $70 million to $80 million, reflecting additional Global Service Center relocation costs, recurring capital needs and the continuation of investments in information systems and productivity enhancing technology. In addition, we expect incremental capital expenditures will be required to effect the proposed spin-off of American Home Shield in 2018 and will range from $20 million to $30 million, principally reflecting costs to replicate information technology systems historically shared by our business units. We expect to fulfill our ongoing vehicle fleet needs through vehicle capital leases. We have no additional material capital commitments at this time.

Cash flows used for purchases of securities for the six months ended June 30, 2018 and 2017 totaled $9 million and $7 million, respectively, and were driven by the purchase of marketable securities at American Home Shield. Cash flows from sales and maturities of securities for six months ended June 30, 2018 and 2017 totaled $10 million and $2 million and was driven by normal maturities of debt securities.

Cash flows used for notes receivable, net, for the six months ended June 30, 2018 and 2017 totaled $5 million and $4 million, respectively, and were a result of a net increase in financing provided by SMAC to our franchisees and retail customers of our operating units.

Financing Activities

Net cash used for financing activities from continuing operations was $110 million for the six months ended June 30, 2018 compared to $124 million for the six months ended June 30, 2017.

During the six months ended June 30, 2018, we made scheduled principal payments on long-term debt of $116 million, which included a $79 million payment upon maturity of the 2018 Notes using cash on hand from operations and received $6 million from the issuance of common stock upon the exercise of stock options. During the six months ended June 30, 2017, we made scheduled principal payments on long-term debt of $29 million, purchased $17 million in aggregate principal amount of our 7.25% notes maturing in 2038 at a price of 97% of the principal amount, repurchased $85 million of common stock and received $7 million from the issuance of common stock upon the exercise of stock options.

Contractual Obligations

Our 2017 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2017. We continue to make the contractually required payments, and, therefore, the 2018 obligations and commitments as listed in our 2017 Form 10-K have been reduced by the required payments.

Off-Balance Sheet Arrangements

As of June 30, 2018 we did not have any significant off-balance sheet arrangements.

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

Information Regarding Forward-Looking Statements

This report contains forward-looking statements and cautionary statements, including statements with respect to the potential separation of American Home Shield from ServiceMaster and the distribution of American Home Shield shares to ServiceMaster stockholders. Forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements are subject to known and unknown risks and uncertainties including, but not limited to: uncertainties as to the timing of the spin-off or whether it will be completed at all, the results and impact of the announcement of the proposed spin-off, the failure to satisfy any conditions to complete the spin-off, the increased demands on management to prepare for and accomplish the spin-off, the incurrence of significant transaction costs, the impact of the spin-off on the businesses of ServiceMaster and American Home Shield, and the failure to achieve anticipated benefits of the spin-off.  These forward-looking statements also include, but are not limited to statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial position; results of operations; cash flows; prospects; growth strategies or expectations; customer retention; the continuation of acquisitions, including the integration of any acquired company and risks relating to any such acquired company; fuel prices; attraction and retention of key personnel; the impact of fuel swaps; the valuation of marketable securities; estimates of accruals for self-insured claims related to workers’ compensation, auto and general liability risks; estimates of accruals for home service plan claims; estimates of future payments under operating and capital leases; estimates on current and deferred tax provisions; the outcome (by judgment or settlement) and costs of legal or administrative proceedings, including, without limitation, collective, representative or class action litigation; and the impact of prevailing economic conditions.

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
•

risks associated with acquisitions, including, without limitation, retaining customers from businesses acquired, difficulties in integrating acquired businesses and achieving expected synergies therefrom;

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

Interest Rate Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. In our opinion, the market risk associated with debt obligations and other significant instruments as of June 30, 2018 has not materially changed from December 31, 2017 (see Item 7A of the 2017 Form 10-K).

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 12 million gallons of fuel in 2018.  As of June 30, 2018, a 10 percent change in fuel prices would result in a change of approximately $3 million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of June 30, 2018, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $29 million, maturing through 2019. The estimated fair value of these contracts as of June 30, 2018 was a net asset of $4 million. These fuel swap contracts provide a fixed price for approximately 81 percent and 55 percent of our estimated fuel usage for the remainder of 2018 and 2019, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer, Nikhil M. Varty, and Senior Vice President and Chief Financial Officer, Anthony D. DiLucente, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Varty and DiLucente have concluded that both the design and operation of our disclosure controls and procedures were effective as of June 30, 2018.

Changes in internal control over financial reporting

No changes in our internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item

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

In addition to the matter discussed above, in the ordinary course of conducting business activities, we and our subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured matters that are brought on an individual, collective, representative and class action basis, or other proceedings involving regulatory, employment, general and commercial liability, automobile liability, wage and hour, environmental and other matters. We have entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court or other approvals. If one or more of our settlements are not finally approved, we could have additional or different exposure, which could be material. Subject to the paragraphs above, we do not expect any of these proceedings to have a material effect on our reputation, business, financial position, results of operations or cash flows; however, we can give no assurance that the results of any such proceedings will not materially affect our reputation, business, financial position, results of operations and cash flows. See Note 6 to the condensed consolidated financial statement for more details.

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

Changes to United States tariff and import/export regulations may increase the costs of home systems appliances and repair parts and, in turn, adversely impact our business.

Tariff policies are under continuous review and subject to change. The current U.S. administration has voiced strong concerns about imports from countries that it perceives as engaging in unfair trade practices, and could impose import duties or restrictions on components and raw materials that are applicable to our business from countries it perceives as engaging in unfair trade practices. Such duties or restrictions, or the perception that they could occur, may materially and adversely affect our business by increasing our costs or reducing global trade. For example, rising steel costs due to blanket tariffs on imported steel and aluminum could increase the costs of our home systems, appliances and repair parts, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

Moreover, new tariffs and changes to U.S. trade policy could prompt retaliation from affected countries, potentially triggering the imposition of tariffs on U.S. goods. Such a “trade war” could lead to general economic downturn or could materially and adversely affect the demand for our services, thus negatively impacting our business, financial position, results of operations and cash flows.

Increases in appliances, parts and system prices, fuel prices and other operating costs could adversely impact our reputation, businesses, financial position, results of operations and cash flows.

Our financial performance may be adversely affected by increases in the level of our operating expenses, such as fuel, chemicals, refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits, health care, vehicle maintenance, contractor costs, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs, all of which may be subject to inflationary pressures.

Raw materials, such as steel and fuel prices are subject to market volatility. We cannot predict the extent to which we may experience future increases in costs of fuel, chemicals, refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits, health care, vehicle maintenance, contractor costs, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs and other operating costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, which could have a material adverse impact on our reputation, businesses, financial position, results of operations and cash flows.

We depend on a limited number of third-party components suppliers. Our reputation, business, financial position, results of operations and cash flows may be harmed if these parties do not perform their obligations or if they suffer interruptions to their own operations, or if alternative component sources are unavailable or if there is an increase in the costs of these components.

We are dependent on a limited number of suppliers for various key components used in the services and products we offer to customers, and the cost, quality and availability of these components are essential to our services. We are subject to the risk of shortages, increased costs and long lead times in the supply of these components and other materials, and the risk that our suppliers discontinue or modify, or increase the price of, the components used. If the supply of these components were to be delayed or constrained, or if one or more of our main suppliers were to go out of business, alternative sources or suppliers may not be available on acceptable terms or at all. Further, if there were a shortage of supply, the cost of these components may increase and harm our ability to provide our services on a cost-effective basis. In connection with any supply shortages in the future, reliable and cost-effective replacement sources may not be available on short notice or at all, and this may force us to increase prices and face a corresponding decrease in demand for our services. In the event that any of our suppliers were to discontinue production of our key product components, developing alternate sources of supply for these components would be time consuming, difficult and costly. This would harm our ability to market our services in order to meet market demand and could materially and adversely affect our reputation, business, financial position, results of operations and cash flows.

We have limited control over these parties on which our business depends. If any of these parties fails to perform its obligations on schedule, or breaches or ends its relationship with us, we may be unable to satisfy demand for our services. Delays, product shortages and other problems could impair our retail distribution and brand image and make it difficult for us to attract new customers. If we experience significantly increased demand, or if we need to replace an existing supplier, we may be unable to supplement or replace such supply capacity on terms that are acceptable to us, which may undermine our ability to deliver our services to customers in a timely and cost-efficient manner. Accordingly, a loss or interruption in the service of any key party could adversely impact our reputation, business, financial position, results of operations and cash flows.

ITEM 5. OTHER INFORMATION

Effective July 31, 2018, Performance Share Units previously granted to certain executive officers of the Company on February 22, 2016 and February 20, 2017 were cancelled by the Compensation Committee of the Board of Directors due to the complexities of adjusting such awards as a consequence of the planned spin-off of the American Home Shield business and because the awards were tracking below payout threshold at the time of cancellation.  The executive officers voluntarily agreed to the cancellation of these awards.  The awards were cancelled for Anthony D. DiLucente, Mary Kay Wegner and Susan K. Hunsberger.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1#	Employment Agreement, dated as of May 15, 2018, between Rex Tibbens and American Home Shield.
10.2#	Sign-on Restricted Stock Unit Agreement, dated as of May 15, 2018, with Rex Tibbens.
10.3#	Sign-on Stock Option Agreement, dated as of May 15, 2018, with Rex Tibbens.
10.4#	Restricted Stock Unit Agreement, dated as of May 15, 2018, with Rex Tibbens.
10.5#	Stock Option Agreement, dated as of May 15, 2018, with Rex Tibbens.
10.6#	Indemnification Agreement, dated as of May 15, 2018, between Rex Tibbens and ServiceMaster Global Holdings, Inc.
10.7#	Schedule of Signatories to a Director Indemnification Agreement.
10.8#	Form of Employee Stock Option Agreement under the ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan for awards granted on or after July 23, 2018.
10.9#	Form of Employee Restricted Stock Unit Agreement under the ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan for awards granted on or after July 23, 2018.
10.10#	Form of Performance Share Termination Agreement.
31.1#	Certification of Chief Executive Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Chief Financial Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase
101.DEF#	XBRL Taxonomy Extension Definition Linkbase
101.LAB#	XBRL Taxonomy Extension Label Linkbase
101.PRE#	XBRL Extension Presentation Linkbase

___________________________________

# Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2018

SERVICEMASTER GLOBAL HOLDINGS, INC.
(Registrant)

By:	/s/ Anthony D. DiLucente
Anthony D. DiLucente
Senior Vice President and Chief Financial Officer (Principal Financial Officer)