Form 10-Q
period 2018-09-30
SERVICEMASTER GLOBAL HOLDINGS INC
filed 2018-11-07
CIK 1428875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of October 31, 2018: 135,673,040 shares of common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$873	$797	$2,422	$2,246
Cost of services rendered and products sold	481	419	1,309	1,180
Selling and administrative expenses	229	199	651	592
Amortization expense	8	7	20	20
401(k) Plan corrective contribution	—	(4)	—	(3)
Fumigation related matters	1	—	1	2
Impairment of software and other related costs	—	—	—	2
Restructuring charges	1	14	13	17
American Home Shield spin-off charges	8	7	23	7
Interest expense	40	38	115	113
Interest and net investment income	(3)	(1)	(5)	(3)
Loss on extinguishment of debt	10	3	10	6
Income from Continuing Operations before Income Taxes	100	114	285	313
Provision for income taxes	29	34	77	109
Income from Continuing Operations	71	80	207	204
Gain from discontinued operations, net of income taxes	—	—	—	1
Net Income	$71	$80	$207	$204
Total Comprehensive Income	$73	$83	$224	$208
Weighted-average common shares outstanding - Basic	135.6	134.3	135.4	134.2
Weighted-average common shares outstanding - Diluted	136.0	135.2	135.8	135.4
Basic Earnings Per Share:
Income from Continuing Operations	$0.52	$0.60	$1.53	$1.52
Gain from discontinued operations, net of income taxes	—	—	—	—
Net Income	0.52	0.60	1.53	1.52
Diluted Earnings Per Share:
Income from Continuing Operations	$0.52	$0.59	$1.53	$1.50
Gain from discontinued operations, net of income taxes	—	—	—	—
Net Income	0.52	0.59	1.52	1.51

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2018	2017
Assets:
Current Assets:
Cash and cash equivalents	$521	$475
Marketable securities	9	25
Receivables, less allowances of $23 and $23, respectively	196	570
Inventories	44	41
Prepaid expenses and other assets	107	94
Deferred customer acquisition costs	—	36
Total Current Assets	878	1,242
Other Assets:
Property and equipment, net	248	237
Goodwill	2,405	2,256
Intangible assets, primarily trade names, service marks and trademarks, net	1,738	1,692
Restricted cash	89	89
Notes receivable	44	41
Long-term marketable securities	21	22
Deferred customer acquisition costs	101	—
Other assets	89	68
Total Assets	$5,612	$5,646
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$147	$115
Accrued liabilities:
Payroll and related expenses	63	63
Self-insured claims and related expenses	133	117
Accrued interest payable	22	15
Other	73	56
Deferred revenue	273	663
Current portion of long-term debt	54	144
Total Current Liabilities	764	1,174
Long-Term Debt	2,702	2,643
Other Long-Term Liabilities:
Deferred taxes	535	493
Other long-term obligations, primarily self-insured claims	187	169
Total Other Long-Term Liabilities	722	662
Commitments and Contingencies (Note 6)
Stockholders' Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 147,085,424 shares issued and 135,563,054 outstanding at September 30, 2018 and 146,662,232 shares issued and 135,141,048 outstanding at December 31, 2017)	2	2
Additional paid-in capital	2,339	2,321
Accumulated deficit	(674)	(895)
Accumulated other comprehensive income	23	5
Less common stock held in treasury, at cost (11,522,370 shares at September 30, 2018 and 11,521,184 shares at December 31, 2017)	(267)	(267)
Total Stockholders' Equity	1,423	1,167
Total Liabilities and Stockholders' Equity	$5,612	$5,646

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2018	2017
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	$563	$386
Cash Flows from Operating Activities from Continuing Operations:
Net Income	207	204
Adjustments to reconcile net income to net cash provided from operating activities:
Gain from discontinued operations, net of income taxes	—	(1)
Depreciation expense	62	56
Amortization expense	20	20
Amortization of debt issuance costs	4	4
401(k) Plan corrective contribution	—	(3)
Fumigation related matters	1	2
Payments on fumigation related matters	(1)	(2)
Impairment of software and other related costs	—	2
Loss on extinguishment of debt	10	6
Deferred income tax (benefit) provision	21	27
Stock-based compensation expense	11	10
Gain on sale of marketable securities	(1)	—
Restructuring charges	13	17
Payments for restructuring charges	(11)	(5)
American Home Shield spin-off charges	23	7
Payments for American Home Shield spin-off charges	(15)	(3)
Other	(8)	14
Change in working capital, net of acquisitions:
Receivables	(1)	(81)
Inventories and other current assets	(38)	(8)
Accounts payable	26	13
Deferred revenue	(6)	35
Accrued liabilities	25	17
Accrued interest payable	6	3
Current income taxes	16	3
Net Cash Provided from Operating Activities from Continuing Operations	365	340
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(60)	(50)
Government grant fundings for property additions	7	2
Sale of equipment and other assets	1	4
Business acquisitions, net of cash acquired	(160)	(12)
Purchases of available-for-sale securities	(16)	(9)
Sales and maturities of available-for-sale securities	33	23
Origination of notes receivable	(79)	(80)
Collections on notes receivable	74	76
Other investments	—	(1)
Net Cash Used for Investing Activities from Continuing Operations	(198)	(48)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	1,000	—
Payments of debt	(1,109)	(78)
Discount paid on issuance of debt	(2)	—
Debt issuance costs paid	(16)	—
Call premium paid on retirement of debt	—	(1)
Repurchase of common stock	—	(85)
Issuance of common stock	6	27
Net Cash Used for Financing Activities from Continuing Operations	(119)	(136)
Cash Flows from Discontinued Operations:
Cash provided from operating activities	—	1
Net Cash Provided from Discontinued Operations	—	1
Effect of Exchange Rate Changes on Cash	—	1
Cash (Decrease) Increase During the Period	47	159
Cash and Cash Equivalents and Restricted Cash at End of Period	$610	$545

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

American Home Shield Spin-off

On October 1, 2018, the Company completed the previously announced spin-off of its American Home Shield business.  The separation was effectuated through a pro rata dividend (the “Distribution”) to the Company’s stockholders of approximately 80.2% of the outstanding shares of common stock of frontdoor, inc. (“Frontdoor”), which was formed as a wholly owned subsidiary of the Company to hold its American Home Shield business.  As a result of the Distribution, Frontdoor is an independent public company that trades on the Nasdaq Global Select Market under the symbol “FTDR”.

The Distribution was made to the Company’s stockholders of record as of the close of business on September 14, 2018 (the “Record Date”), and such stockholders received one share of Frontdoor common stock for every two shares of ServiceMaster common stock held as of the close of business on the Record Date.  The Company distributed 67,781,527 shares of common stock of Frontdoor in the Distribution and retained 16,734,092 shares, or approximately 19.8%, of the common stock of Frontdoor immediately following the Distribution. The Company currently intends to responsibly dispose of all of the Frontdoor common stock that it retained after the Distribution through one or more subsequent exchanges for debt by June 14, 2019.

The American Home Shield Segment is reported in this Quarterly Report on Form 10-Q in continuing operations. Beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2018, the American Home Shield Segment will be reported in discontinued operations.

In connection with the Distribution, on September 28, 2018, the Company and Frontdoor entered into a separation and distribution agreement as well as various other agreements that govern the relationships between the parties following the Distribution, including a transition services agreement, a tax matters agreement and an employee matters agreement. These agreements provide for the allocation between ServiceMaster and Frontdoor of assets, liabilities and obligations attributable to periods prior to, at and after the Distribution and govern certain relationships between ServiceMaster and Frontdoor after the Distribution.

Refer to Note 5 for a discussion of charges incurred related to the Distribution.

Note 2. Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s 2017 Form 10-K. There have been no material changes to the significant accounting policies for the three and nine months ended September 30, 2018, other than those described below.

Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. On January 1, 2018, the Company adopted FASB Accounting Standards Codification (“ASC”) 606 using the modified retrospective method for those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605, “Revenue Recognition.” The Company implemented internal controls and system functionality where necessary to enable the preparation of financial information on adoption. See Note 3 to the condensed consolidated financial statements for more details.

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” to change how entities measure certain equity investments, to require the disclosure of changes in the fair value of financial liabilities measured under the fair value option that are attributable to a company’s own credit, and to change certain other disclosure requirements. The changes in ASU 2016-01 specifically require that the changes in fair value of all investments in equity securities be recognized in net income. In March 2018, the FASB issued an amendment to this standard (ASU 2018-03), which provides further clarification regarding this standard. The Company adopted this ASU on January 1, 2018. As a result of the adoption, approximately $2 million was reclassified from Accumulated other comprehensive income (“AOCI”) to Accumulated deficit related to unrealized gains on available-for-sale equity securities upon adoption.

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

In May 2017, the FASB issued ASU 2017-09, “Stock Compensation – Scope of Modification Accounting.” The ASU clarifies the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. The Company adopted this ASU on January 1, 2018 and applied the guidance prospectively to awards modified on or after the adoption date.

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

Accounting Standards Issued But Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” which is the final standard on accounting for leases. In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, which amend ASU 2016-02 to provide companies an alternative transition method whereby it may elect to recognize and measure leases by applying the cumulative impact of adopting ASU 2016-02 to the opening retained earnings balance in the period of adoption, thereby removing the requirement that the financial statements of prior periods be restated. The Company plans to utilize this alternative transition method. While both lessees and lessors are affected by the new guidance, the effects on lessees are much more significant. The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. Entities are required to use a modified retrospective approach to adopt the guidance. The amendments in ASU 2016-02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company will adopt the new lease guidance effective January 1, 2019. The Company intends to elect the available practical expedients upon adoption. The Company remains on schedule and is in the process of implementing key system functionality to enable the preparation of additional financial statements and disclosures. The Company anticipates the standard will have a material impact on the consolidated statements of financial position. However, the Company does not expect adoption will have a material impact on the consolidated statements of operations. While the Company continues to assess potential impacts to the standard, the most significant impact currently expected will be the recognition of right of use assets and lease liabilities for operating leases. The Company expects its accounting for capital leases to remain substantially unchanged.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement.” This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in ASU 2018-13 will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for the removed disclosures and delayed adoption is permitted until fiscal 2021 for the new disclosures. The Company is currently evaluating the disclosure changes necessary to its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The amendments in ASU 2018-15 will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of adoption of this standard on its consolidated financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018, with relief provided for filings made shortly after the final rule’s effective date in SEC Question 105.09 of the Exchange Act Forms C&DIs. The Company adopted this final rule on November 5, 2018, and will present a reconciliation of changes in stockholders’ equity in its next quarterly filing on Form 10-Q for the period ended March 31, 2019.

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

	Terminix		American Home Shield		Franchise Services Group		Total
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
(In millions)	2018	2017	2018	2017	2018	2017	2018	2017
Major service line
Residential Pest Control	$180	$162	$—	$—	$—	$—	$180	$162
Commercial Pest Control	90	66	—	—	—	—	90	66
Termite and Other Services	143	144	—	—	—	—	143	144
Home Service Plans	—	—	377	346	—	—	377	346
Royalty Fees	—	—	—	—	31	32	31	32
Janitorial National Accounts	—	—	—	—	17	15	17	15
Sales of Products and Other	22	23	—	—	12	9	34	31
Corporate	—	—	—	—	—	—	—	—
Total	$436	$395	$377	$346	$60	$55	$873	$797

	Terminix		American Home Shield		Franchise Services Group		Total
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
(In millions)	2018	2017	2018	2017	2018	2017	2018	2017
Major service line
Residential Pest Control	$493	$467	$—	$—	$—	$—	$493	$467
Commercial Pest Control	234	192	—	—	—	—	234	192
Termite and Other Services	471	470	—	—	—	—	471	470
Home Service Plans	—	—	979	899	—	—	979	899
Royalty Fees	—	—	—	—	99	95	99	95
Janitorial National Accounts	—	—	—	—	48	38	48	38
Sales of Products and Other	61	60	—	—	36	24	97	84
Corporate	—	—	—	—	—	—	1	1
Total	$1,259	$1,188	$979	$899	$183	$157	$2,422	$2,246

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

Terminix segment

Residential pest control services

Residential pest control services can be for one-time or recurring services. Revenues from residential pest control services are recognized at the agreed-upon contractual amount over time as the services are provided, most of which are started and completed within one day, as the customer simultaneously receives and consumes the benefits of the services as they are performed. Upon completion of service, a receivable is recorded related to this revenue as the Company has an unconditional right to invoice and receive payment. Payments are typically received shortly after services have been rendered.

Commercial pest control services

Commercial pest control services are largely for recurring services.  Revenues from commercial pest control services are recognized at the agreed-upon contractual amount over time as the services are provided, most of which are started and completed within one day, as the customer simultaneously receives and consumes the benefits of the services as they are performed. Upon completion of service, a receivable is recorded related to this revenue as the Company has an unconditional right to invoice and receive payment. Payments are typically received shortly after services have been rendered.

Termite and other services

The Company eradicates termites through the use of baiting systems and non-baiting methods (e.g., fumigation or liquid treatments). Termite services using liquid and baiting systems are sold through annual renewable contracts. The Company also performs other termite related services, including wildlife exclusion, crawl space encapsulation and attic insulation, which may be one-time or renewable services. Revenue for termite services are recognized at the agreed-upon contractual amount upon the completion of the service. All termite services are generally started and completed within one day. Upon completion of the service, a receivable is recorded related to this revenue as the Company has an unconditional right to invoice and receive payment. Payments are typically received shortly after services have been rendered.

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

Franchisees contribute a percentage of customer level revenue into a national advertising fund managed by the Company. In cases where the Company has ultimate control of the marketing and advertising, the Company recognizes both revenue and expense for the amount earned.  Prior to the adoption of ASC 606, this revenue was recorded net of the advertising expense incurred.  The impact to revenues as a result of applying ASC 606 was an increase of  $4 million and $11 million for the three and nine months ended September 30, 2018, respectively.

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

Costs to obtain a contract with a customer

Terminix and American Home Shield

The Company capitalizes the incremental costs of obtaining a contract with a customer, primarily commissions, and recognizes the expense on a straight-line basis over the expected customer relationship period. As of January 1, 2018, the date the Company adopted ASC 606, the Company capitalized a total of $61 million at Terminix and $21 million at American Home Shield in deferred customer acquisition costs related to contracts that were not completed. As of September 30, 2018, the Company had long-term deferred customer acquisition costs of $78 million at Terminix and $21 million at American Home Shield related to contracts that were not completed. In the three and nine months ended September 30, 2018, the amount of amortization was $18 million and $50 million, respectively, at Terminix and $6 million and $17 million, respectively, at American Home Shield. There was no impairment loss in relation to costs capitalized.

Franchise Services Group

The Company capitalizes the incremental costs of selling a new franchise license, primarily commissions, and recognizes the expense over the term of the initial franchise agreement. As of January 1, 2018, the date the Company adopted ASC 606, the Company capitalized a total of $1 million in deferred customer acquisition costs related to contracts that were not completed. As of September 30, 2018, the Company had capitalized a total of $1 million in deferred customer acquisition costs related to contracts that were not completed. In the three and nine months ended September 30, 2018, the amount of amortization was less than $1 million and $1 million, respectively. There was no impairment loss in relation to costs capitalized.

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contracts with customers are generally for a period of one year or less, and are generally renewable. The Company records a receivable related to revenue recognized on services once the Company has an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivables are recorded within Receivables, less allowances, on the condensed consolidated statements of financial position. The current portion of Notes receivable, which represent amounts financed for customers through the Company’s financing subsidiary, are included within Receivables, less allowances, on the condensed consolidated statement of financial position and totaled $44 million as of September 30, 2018.

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

Deferred revenue by segment was as follows (in millions):

	As of	As of
(In millions)	September 30, 2018	December 31, 2017
Terminix	$93	$90
American Home Shield	176	573
Franchise Services Group(1)	11	—
Total	$280	$663

___________________________________

(1)

Includes approximately $7 million of Franchise Services Group Deferred revenue included within Other long-term obligations, primarily self-insurance claims on the condensed consolidated statement of financial position as of September 30, 2018.

Changes in deferred revenue for the nine months ended September 30, 2018 were as follows (in millions):

(In millions)	Deferred revenue
Balance, January 1, 2018	$284
Deferral of revenue	448
Recognition of deferred revenue	(451)
Balance, September 30, 2018	$280

There was approximately $51 million and $247 million of revenue recognized in the three and nine months ended September 30, 2018, that was included in the deferred revenue balance as of January 1, 2018.

At American Home Shield, there was a contract asset of $29 million as of September 30, 2018, included within Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Position, related to the recognition of American Home Shield monthly pay customer revenue on an other than straight-line basis to match the timing of cost recognition.

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

The following tables compare affected lines of the condensed consolidated financial statements as prepared under the provisions of ASC 606 to a presentation of these financial statements under the prior revenue recognition guidance (in millions):

	As of September 30, 2018
Condensed Consolidated Statement of Financial Position	As reported	Under Prior Revenue Recognition Guidance
Current Assets:
Receivables	$196	$671
Prepaid expenses and other assets	107	91
Deferred customer acquisition costs	—	44
Other Assets:
Deferred customer acquisition costs	101	—
Total Assets	$5,612	$6,014

Current Liabilities:
Deferred revenue	$273	$715
Other Long-Term Liabilities:
Deferred taxes	535	528
Other long-term obligations, primarily self-insured claims	187	180
Total Liabilities	4,189	4,617

Accumulated deficit	(674)	(692)
Accumulated other comprehensive income	23	23
Net Income	207	199
Liabilities and Equity	$5,612	$6,014

	Three months ended September 30, 2018
Condensed Consolidated Statement of Operations and Comprehensive Income	As reported	Under Prior Revenue Recognition Guidance
Revenue	$873	$869
Cost of services rendered and products sold	481	481
Selling and administrative expenses	229	227
Provision for income taxes	29	29
Net Income	$71	$68

	Nine months ended September 30, 2018
Condensed Consolidated Statement of Operations and Comprehensive Income	As reported	Under Prior Revenue Recognition Guidance
Revenue	$2,422	$2,411
Cost of services rendered and products sold	1,309	1,310
Selling and administrative expenses	651	646
Provision for income taxes	77	76
Net Income	$207	$199

 The adoption of ASC 606 had no significant impact on the Company’s cash flows. The aforementioned impacts resulted in offsetting shifts in cash flows from operations between net income and various change in working capital line items.

Note 4. Restructuring Charges

The Company incurred restructuring charges of $1 million (less than $1 million, net of tax) and $14 million ($10 million, net of tax) in the three months ended September 30, 2018 and 2017, respectively, and $13 million ($10 million, net of tax) and $17 million ($12 million, net of tax) in the nine months ended September 30, 2018 and 2017, respectively. Restructuring charges were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Terminix(1)	$—	$—	$2	$1
Franchise Services Group(2)	—	—	1	—
Corporate(3)	—	1	3	2
Leadership transition(4)	—	10	—	10
Global Service Center relocation(5)	—	3	8	4
Total restructuring charges	$1	$14	$13	$17

___________________________________

(1)

For the nine months ended September 30, 2018, these charges included $2 million of severance and other costs. For the nine months ended September 30, 2017, these charges included $1 million of severance and other costs. Severance and other costs of $1 million were unpaid and accrued as of September 30, 2018, which includes amounts previously accrued as of December 31, 2017.

(2)	For the nine months ended September 30, 2018, these charges included $1 million of severance and other costs.
(3)

The Company has historically made changes on an ongoing basis to enhance capabilities and reduce costs in its corporate functions that provide company-wide administrative services to support operations. In 2017, the Company began taking actions to enhance capabilities and align corporate functions with those required to support the strategic needs as two stand-alone companies in anticipation of the American Home Shield spin-off. For the nine months ended September 30, 2018 these charges included $3 million of severance and other costs. For the three and nine months ended September 30, 2017, these charges include $1 million and $2 million, respectively, of severance and other costs.   Severance and other costs of $1 million were unpaid and accrued as of September 30, 2018, which includes amounts previously accrued as of December 31, 2017.

(4)

For the three and nine months ended September 30, 2017, these charges included $4 million of severance costs and $5 million of stock-based compensation expense due to the modification of non-vested stock options as part of the severance agreement with the former Chief Executive Officer of the Company. Severance and other costs of $2 million were unpaid and accrued as of September 30, 2018, which includes amounts previously accrued as of December 31, 2017

(5)

For the nine months ended September 30, 2018, these charges included lease termination and other charges of $8 million related to the relocation of the Company’s headquarters, which is referred to as the Company’s Global Service Center. For the three and nine months ended September 30, 2017, these charges included redundant rent expense, accelerated depreciation and other charges of $3 million and $4 million, respectively, related to the relocation of the Company’s headquarters. Of this amount, $4 million was unpaid and accrued as of September 30, 2018.

The pretax charges discussed above are reported in Restructuring charges in the unaudited condensed consolidated statements of operations and comprehensive income. Certain restructuring comparative figures in the condensed consolidated statements of operations and comprehensive income and statements of cash flows have been reclassified to conform to the current year presentation.

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities—Other on the unaudited condensed consolidated statements of financial position, is presented as follows:

Accrued
Restructuring
(In millions)	Charges
Balance as of December 31, 2017	$6
Costs incurred	13
Costs paid or otherwise settled	(12)
Balance as of September 30, 2018	$8

Balance as of December 31, 2016	$3
Costs incurred	17
Costs paid or otherwise settled	(14)
Balance as of September 30, 2017	$6

The company expects substantially all of its accrued restructuring charges to be paid by December 31, 2019.

Note 5. American Home Shield Spin-Off

The Company’s financial statements include nonrecurring costs incurred to evaluate, plan and execute the spin-off of the American Home Shield Segment to Company stockholders. These costs are primarily related to third-party consulting and other incremental costs directly associated with the spin-off process. At December 31, 2017, the Company had $1 million of American Home Shield spin-off charges accrued, and $2 million of prepaid spin-off charges which were recognized during the nine months ended September 30, 2018. The Company’s results for the three and nine months ended September 30, 2018 include American Home Shield spin-off charges of $8 million ($6 million, net of tax) and $23 million ($18 million, net of tax), respectively. Of this amount, $7 million was unpaid and accrued at September 30, 2018 in Accrued liabilities – Other and Accounts payable on the condensed consolidated statements of financial position. The Company expects substantially all of the American Home Shield spin-off charges to be paid within one year. For the three and nine months ended September 30, 2017, the Company incurred $7 million of professional fees and other costs related to the spin-off.

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

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2017	$115
Provision for self-insured claims	23
Cash payments	(26)
Balance as of September 30, 2018	$112

Balance as of December 31, 2016	$120
Provision for self-insured claims	27
Cash payments	(30)
Balance as of September 30, 2017	$118

The Company also accrues for home service plan claims and termite damage claims in Accrued liabilities-Self-insured claims and related expenses. Accruals for home service plan claims in the American Home Shield Segment are made based on the Company’s claims experience and actuarial projections. The Company’s actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporates cumulative historical claims experience and information provided by the Company. The Company regularly reviews its estimates of claims costs and adjusts the estimates when appropriate. Reserves are established based on the ultimate cost to settle claims. Home service plan claims take about three months to settle, on average, and substantially all claims are settled within six months. The amount of time required to settle a claim can vary based on a number of factors, including whether a replacement is ultimately required. Termite damage claim accruals in the Terminix business are recorded based on both the historical rates of claims incurred within a contract year and the cost per claim. Current activity could differ causing a change in estimates.

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

In the ordinary course of conducting business activities, the Company and its subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured matters that are brought on an individual, collective, representative and class action basis, or other proceedings involving regulatory, employment, general and commercial liability, automobile liability, wage and hour, environmental and other matters. The Company has entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court or other approvals, and which require compliance with the terms of the agreements. If one or more of the Company’s settlements are not finally approved and implemented, the Company could have additional or different exposure, which could be material. Subject to the paragraphs above, the Company does not expect any of these proceedings to have a material effect on its reputation, business, financial position, results of operations or cash flows; however, the Company can give no assurance that the results of any such proceedings will not materially affect our reputation, business, financial position, results of operations and cash flows.

Note 7. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. The Company’s annual assessment date is October 1. There were no goodwill or trade name impairment charges recorded in the three and nine months ended September 30, 2018 and 2017. There were no accumulated impairment losses recorded as of September 30, 2018. The table below summarizes the goodwill balances for continuing operations by reportable segment:

		American	Franchise
(In millions)	Terminix	Home Shield	Services Group	Total
Balance as of December 31, 2017	$1,605	$476	$176	$2,256
Acquisitions	150	—	—	150
Impact of foreign exchange rates	(1)	—	—	(1)
Balance as of September 30, 2018	$1,754	$476	$175	$2,405

The table below summarizes the other intangible asset balances for continuing operations:

	As of September 30, 2018			As of December 31, 2017
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$1,608	$—	$1,608	$1,608	$—	$1,608
Customer relationships	636	(567)	69	589	(555)	34
Franchise agreements	88	(72)	16	88	(70)	18
Other	101	(55)	45	81	(49)	32
Total	$2,433	$(694)	$1,738	$2,366	$(674)	$1,692

___________________________________

(1)	Not subject to amortization.

For the existing intangible assets, the Company anticipates amortization expense for the remainder of 2018 and each of the next five years of $8 million, $25 million,  $22 million, $18 million, $14 million and $12 million, respectively.

Note 8. Stock-Based Compensation

For the three months ended September 30, 2018 and 2017, the Company recognized stock-based compensation expense of $3 million ($2 million, net of tax) and $1 million ($1 million, net of tax), respectively. For the nine months ended September 30, 2018 and 2017, the Company recognized stock-based compensation expense of $11 million ($8 million, net of tax) and $10 million ($6 million, net of tax), respectively. These charges are recorded within Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

As of September 30, 2018 there was $29 million of total unrecognized compensation costs related to non-vested stock options, restricted stock units (“RSUs”) and performance shares granted under the Amended and Restated ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). These remaining costs are expected to be recognized over a weighted-average period of 2.39 years.

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

The following tables summarize the activity in accumulated other comprehensive income, net of the related tax effects.

		Unrealized
		Gains (Losses)
	Unrealized	on Available	Foreign
	Gains (Losses)	-for-Sale	Currency
(In millions)	on Derivatives	Securities	Translation	Total
Balance as of December 31, 2017	$16	$2	$(12)	$5
Reclassification of unrealized gain/loss on equity securities	—	(2)	—	(2)
Reclassification of tax rate change	3	1	—	4
As revised, January 1, 2018	19	—	(12)	7
Other comprehensive income before reclassifications:
Pre-tax amount	25	—	(1)	24
Tax provision	(7)	—	—	(7)
After-tax amount	18	—	(1)	17
Amounts reclassified from accumulated other comprehensive income(1)	(1)	—	—	(1)
Net current period other comprehensive income	17	—	(1)	16
Balance as of September 30, 2018	$36	$—	$(13)	$23

Balance as of December 31, 2016	$12	$1	$(15)	$(3)
Other comprehensive income before reclassifications:
Pre-tax amount	(9)	3	4	(2)
Tax benefit	3	(1)	—	2
After-tax amount	(5)	2	4	—
Amounts reclassified from accumulated other comprehensive income(1)	3	—	—	3
Net current period other comprehensive income	(2)	2	4	3
Balance as of September 30, 2017	$10	$2	$(11)	$1

___________________________________

(1)	Amounts are net of tax. Reclassifications out of accumulated other comprehensive income included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Gains (losses) on derivatives:
Fuel swap contracts	$1	$1	$3	$2
Interest rate swap contracts	1	(2)	—	(7)
Net gains (losses) on derivatives	3	(1)	2	(5)
Impact of income taxes	(1)	—	(1)	2
Total reclassifications related to derivatives	$2	$(1)	$1	$(3)
Gains on available-for-sale securities	$—	$—	$—	$—
Impact of income taxes	—	—	—	—
Total reclassifications related to securities	$—	$—	$—	$—
Total reclassifications for the period	$2	$—	$1	$(3)

Note 10. Supplemental Cash Flow Information

Supplemental information relating to the condensed consolidated statements of cash flows is presented in the following table:

	Nine Months Ended
	September 30,
(In millions)	2018	2017
Cash paid for or (received from):
Interest expense	$99	$97
Interest and dividend income	(1)	(1)
Income taxes, net of refunds	40	78

As of September 30, 2018 and December 31, 2017, Cash and cash equivalents of $521 million and $475 million, respectively, and Restricted cash of $89 million and $89 million, respectively, as presented on the condensed consolidated statements of financial position represent the amounts comprising Cash and cash equivalents and restricted cash of $610 million and $563 million, respectively, on the condensed consolidated statement of cash flows.

As of September 30, 2017 and December 31, 2016, Cash and cash equivalents of $456 million and $291 million, respectively, and Restricted cash of $89 million and $95 million, respectively, as presented on the condensed consolidated statements of financial position represent the amounts comprising Cash and cash equivalents and restricted cash of $545 million and $386 million, respectively, on the condensed consolidated statement of cash flows.

The Company acquired $24 million and $30 million of property and equipment through capital leases and other non-cash  financing transactions in the nine months ended September 30, 2018 and 2017, respectively, which have been excluded from the condensed consolidated statements of cash flows as non-cash investing and financing activities.

The proceeds from the Frontdoor debt issuances described in Note 12 were retained by the lender in satisfaction of the short-term credit facility and have been excluded from the condensed consolidated statements of cash flows as non-cash financing activities.

Note 11. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the condensed consolidated statements of financial position. As of September 30, 2018 and December 31, 2017, the Company’s investments consisted primarily of treasury bills (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross realized and unrealized gains and losses of the Company’s short- and long-term investments in Debt and Equity securities are as follows:

		Gross Realized	Gross Realized
	Amortized	and Unrealized	and Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
September 30, 2018:
Debt securities	$13	$—	$—	$13
Equity securities	15	2	—	17
Total securities	$28	$2	$—	$30
December 31, 2017:
Debt securities	$29	$—	$—	$29
Equity securities	15	3	—	18
Total securities	$44	$3	$—	$47

Following the adoption of ASC 2016-01, the Company accounts for equity securities at fair value with adjustments to fair value recognized in Interest and net investment income in the condensed consolidated statements of operations and comprehensive income. For the nine months ended September 30, 2018, approximately $1 million of unrealized losses were recorded within Interest and net investment income in the condensed consolidated statements of operations and comprehensive income. There were no unrealized gains or losses recognized for the three months ended September 30, 2018.

The Company periodically reviews its debt securities to determine whether there has been an other than temporary decline in value. There were no impairment charges due to declines in the value of these investments for the three and nine months ended September 30, 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Proceeds from sale of securities	$16	$11	$16	$11
Maturities of securities	6	—	15	—
Gross realized (gains) losses	—	—	—	—

Additionally, the Company holds minority interests in several strategic investments which do not have readily determinable fair values and are recorded at cost and are remeasured upon the occurrence of observable price changes or impairments. We account for these investments at fair value with adjustments to fair value recognized in unrealized gain/(loss) on investments in our condensed consolidated statements of operations within Interest and net investment income. The investments are included within Other Assets on the condensed consolidated statements of financial position. At September 30, 2018, the carrying amount of these investments is $5 million, which increased approximately $1 million during the three and nine months ended September 30, 2018.

Note 12. Long-Term Debt

Long-term debt is summarized in the following table:

	As of	As of
	September 30,	December 31,
(In millions)	2018	2017
Senior secured term loan facility maturing in 2023(1)	$637	$1,615
5.125% notes maturing in 2024(2)	740	739
7.10% notes maturing in 2018(3)	—	79
7.45% notes maturing in 2027(4)	171	169
7.25% notes maturing in 2038(4)	42	42
Frontdoor term loan facility(5)	640	—
Frontdoor notes(6)	344	—
Vehicle capital leases(7)	90	90
Other(8)	91	54
Less current portion	(54)	(144)
Total long-term debt	$2,702	$2,643

___________________________________

(1)

As of September 30, 2018 and December 31, 2017, presented net of $5 million and $16 million, respectively, in unamortized debt issuance costs and $1 million and $3 million, respectively, in unamortized original issue discount paid.

(2)	As of September 30, 2018 and December 31, 2017, presented net of $10 million and $11 million, respectively, in unamortized debt issuance costs.
(3)	On March 1, 2018, the Company paid $79 million upon their maturity.
(4)

As of September 30, 2018 and December 31, 2017, collectively presented net of $34 million and $36 million, respectively, of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

(5)	As of September 30, 2018, presented net of $8 million in unamortized debt issuance costs and $2 million in unamortized original issue discount paid.
(6)	As of September 30, 2018, presented net of $6 million in unamortized debt issuance costs.
(7)

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

(8)	As of September 30, 2018, includes approximately $77 million of future payments in connection with the Company’s acquisitions of Copesan and other companies as further described in Note 13.

Extinguishment of Debt and Repurchase of Notes

In connection with the spin-off of the American Home Shield Segment, the Company borrowed an aggregate principal amount of $1 billion under a short-term credit facility on August 1, 2018, the proceeds of which were used to prepay $982 million aggregate principal amount of term loans outstanding under the Company’s senior secured term loan facility. Such prepayment resulted in a loss on extinguishment of debt of $10 million for the three and nine months ended September 30, 2018. On August 16, 2018, Frontdoor incurred in favor of the Company $350 million aggregate principal of 6.75% Senior Notes due 2026 and a $650 million senior secured term loan facility, and obtained a $250 million senior secured revolving credit facility. The Company then transferred and assigned its rights and obligations in respect of Frontdoor’s senior notes and senior secured term loan facility to the lender under such short-term credit facility through a debt-for-debt exchange to satisfy the Company’s obligations thereunder.

On October 1, 2018, in connection with the spin-off of the American Home Shield Segment, Frontdoor’s senior secured term loan facility and senior notes were included in the transfer of assets and liabilities to Frontdoor, reducing the Company’s total long-term debt by approximately $1 billion.

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

Interest Rate Swaps

Interest rate swap agreements in effect as of September 30, 2018 are as follows:

Trade Date	Effective Date	Expiration Date	Notional Amount(1)	Fixed Rate(2)	Floating Rate
November 7, 2016	November 8, 2016	November 30, 2023	$650,000	1.493%	One month LIBOR

___________________________________

(1)During the third quarter of 2018, concurrent with the repayment of $982 million of its term loan facility, the Company de-designated $7 million of its interest rate swap.

(2)Before the application of the applicable borrowing margin.

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

As a result of this acquisition, the Company recognized a preliminary value of $103 million of goodwill, which is primarily attributable to the expected benefits from synergies of the combination with existing businesses and growth opportunities and Copesan’s workforce and is not deductible for tax purposes. Goodwill changed from the preliminary values recognized at March 31, 2018, and June 30, 2018, of $98 million and $104 million, respectively, reflecting the valuation work completed to date and the receipt of additional information which resulted in adjustments to working capital accounts.

As of September 30, 2018, the presentation of Copesan in the condensed consolidated financial statements is preliminary and may change in future periods as fair value estimates of the assets acquired are refined during the measurement period. As of September 30, 2018, the Company is still evaluating working capital balances and the fair value and useful lives of the acquired intangible assets. The Company expects to complete the purchase price allocation no later than the fourth quarter of 2018.

During the nine months ended September 30, 2018, the Company completed six additional pest control acquisitions which have been accounted for as business combinations and purchased a ServiceMaster Restore master distributor within the Franchise Services Group which has been accounted for as an asset acquisition in accordance with ASU 2017-01. The Company funded $57 million at closing for these acquisitions using available cash on hand. An additional $7 million of deferred purchase price and up to $4 million of earnouts contingent on the successful achievement of projected revenue and earnings targets are due to the sellers between one and five years from the acquisition dates. As a result of these acquisitions, the Company recorded a preliminary value of $47 million of goodwill, and $17 million of other intangibles, primarily customer lists and reacquired rights. As of September 30, 2018, the purchase price allocations for these acquisitions have not been finalized as the Company is still evaluating working capital balances and the fair value and useful lives of the acquired intangible assets. The Company expects to complete the purchase price allocations no later than the first quarter of 2019.

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

Supplemental cash flow information regarding the acquisitions is as follows:

	Nine Months Ended
	September 30,
(In millions)	2018	2017
Assets acquired	$241	$15
Liabilities assumed(1)	(27)	(1)
Net assets acquired	$214	$15

Net cash paid	$160	$12
Seller financed debt	42	3
Contingent earnout	12	—
Purchase price	$214	$15

___________________________________

(1)	Includes $11 million of deferred tax liabilities recognized as a result of tax basis differences in intangible assets.

Acquisition related costs were $1 million and $2 million for the three and nine months ended September 30, 2018.

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

The effective tax rate on income from continuing operations was 29.1 percent and 29.6 percent for the three months ended September 30, 2018 and 2017, respectively. The effective tax rate on income from continuing operations for the three months ended September 30, 2018 and September 30, 2017, was primarily affected by the reduction in the U.S. federal corporate income tax rate from 35 percent to 21 percent and excess tax benefits for share-based awards, respectively.

The effective tax rate on income from continuing operations was 27.2 percent and 35.0 percent for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rate on income from continuing operations for the nine months ended September 30, 2018 and September 30, 2017, was primarily affected by the reduction in the U.S. federal corporate income tax rate from 35 percent to 21 percent and excess tax benefits for share-based awards, respectively.

As of September 30, 2018 and December 31, 2017, the Company had $15 million and $14 million, respectively, of tax benefits primarily reflected in state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). Based on information currently available, it is reasonably possible that over the next 12 month period unrecognized tax benefits may decrease by $3 million as the result of settlements of ongoing audits, statute of limitation expirations or final settlements of uncertain tax positions in multiple jurisdictions. The Company’s policy is to recognize interest income, interest expense and penalties related to its tax positions within the tax provision.

On December 22, 2017, U.S. Tax Reform was signed into law. The Act includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. The adjustments to deferred tax assets and liabilities and the liability related to the transition tax recorded in the period ending December 31, 2017 are provisional amounts. As described below, the Company has made reasonable estimates. At September 30, 2018, the Company has considered all available information. These amounts are subject to change as the Company obtains information necessary to complete the calculations. The Company will recognize any changes to the provisional amounts within (Benefit) Provision for Income Taxes on the Consolidated Statements of Operations and Comprehensive Income as estimates of deferred tax assets and liabilities and interpretations of the application of the Act are refined. The Company expects to complete its analysis of the provisional items described further below during the fourth quarter of 2018. The effects of other provisions of the Act are not expected to have a material impact on the Company’s condensed consolidated financial statements.

Corporate Tax Rate Change

The Company is subject to the provisions of the FASB ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The Company remeasured deferred tax assets and liabilities based on the new U.S. tax rates at which they are expected to reverse in the future, which is generally 21 percent. The provisional amount recorded at December 31, 2017 relating to the remeasurement of these deferred tax balances was a net reduction of total deferred tax liabilities of $271 million. During the third quarter of 2018, the Company recorded a provisional discrete net tax expense of $4 million related to adjustments to the remeasurement of certain deferred tax assets and liabilities as a result of the US federal tax return filing and other related matters. The Company is still analyzing certain aspects of the Act and refining calculations, which could potentially affect these deferred tax balances or potentially give rise to changes in existing deferred tax amounts. Any subsequent adjustment to these amounts will be recorded to tax expense in the fourth quarter of 2018 when the full analysis is complete.

Deferred Tax Analysis

The Act changes the treatment of certain income and expense items for which the Company records deferred tax assets and liabilities. The Company has assessed its valuation of deferred tax assets and liabilities at September 30, 2018, as well as valuation allowance analyses affected by various aspects of the Act. The Company has recorded no provisional amounts related to valuation allowances and revaluation of deferred tax assets affected by various aspects of the Act. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the valuation of these balances.

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

GILTI

Because of the complexity of the new global intangible low-taxed income (“GILTI”) tax rules, we are continuing to evaluate this provision of the Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice.  Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.  The Company is not yet able to reasonably estimate the effect of this provision of the Act. Therefore, the Company has not made any adjustments related to potential GILTI tax in our financial statements and has not made a policy decision regarding whether to record deferred taxes on GILTI.

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

Information for continuing operations for each reportable segment and Corporate is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Revenue:
Terminix	$436	$395	$1,259	$1,188
American Home Shield	377	346	979	899
Franchise Services Group	60	55	183	157
Reportable Segment Revenue	$873	$797	$2,421	$2,245
Corporate	—	—	1	1
Total Revenue	$873	$797	$2,422	$2,246
Reportable Segment Adjusted EBITDA:(1)
Terminix	$80	$82	$276	$269
American Home Shield	86	96	191	209
Franchise Services Group	21	22	67	65
Reportable Segment Adjusted EBITDA	$187	$200	$534	$543

___________________________________

(1)	Presented below is a reconciliation of Net Income to Reportable Segment Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Net Income	$71	$80	$207	$204
Unallocated corporate expenses	(4)	—	(6)	—
Depreciation and amortization expense	29	26	82	77
401(k) Plan corrective contribution	—	(4)	—	(3)
Fumigation related matters	1	—	1	2
Non-cash stock-based compensation expense	3	1	11	10
Restructuring charges	1	14	13	17
American Home Shield spin-off charges	8	7	23	7
Non-cash impairment of software and other related costs	—	—	—	2
Gain from discontinued operations, net of income taxes	—	—	—	(1)
Provision for income taxes	29	34	77	109
Loss on extinguishment of debt	10	3	10	6
Interest expense	40	38	115	113
Reportable Segment Adjusted EBITDA	$187	$200	$534	$543

Note 16. Fair Value Measurements

The period-end carrying amounts of cash and cash equivalents, receivables, restricted cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported in interest and net investment income in the condensed consolidated statements of operations and comprehensive income. The carrying amount of total debt was $2,756 million and $2,787 million, and the estimated fair value was $2,838 million and $2,888 million as of September 30, 2018 and December 31, 2017, respectively. The fair value of the Company’s debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of September 30, 2018 and December 31, 2017.

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

The Company has not changed its valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the nine month periods ended September 30, 2018 and 2017.

The carrying amount and estimated fair value of the Company’s financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2018:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$13	$13	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	17	17	—	—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	4	—	—	4
Interest rate swap contract	Prepaid expenses and other assets and Other assets	45	—	45	—
Total financial assets		$79	$30	$45	$4

As of December 31, 2017:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$12	$12	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	35	34	1	—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	3	—	—	3
Interest rate swap contract	Prepaid expenses and other assets and Other assets	25	—	25	—
Total financial assets		$75	$46	$26	$3

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

	Fuel Swap
	Contract
	Assets
(In millions)	(Liabilities)	Location of Gain (Loss) included in Earnings
Balance as of December 31, 2017	$3
Total (losses) gains (realized and unrealized)
Included in earnings	3	Cost of services rendered and products sold
Included in other comprehensive income	1
Settlements	(3)
Balance as of September 30, 2018	$4

Balance as of December 31, 2016	$5
Total (losses) gains (realized and unrealized)
Included in earnings	2	Cost of services rendered and products sold
Included in other comprehensive income	(4)
Settlements	(2)
Balance as of September 30, 2017	$1

The following tables present information relating to the significant unobservable inputs of the Company’s Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of September 30, 2018:
Fuel swap contracts	$4	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.78 - $3.12	$2.94
As of December 31, 2017:
Fuel swap contracts	$3	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.43 - $2.90	$2.66

___________________________________

(1)	Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

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

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were approximately $1 million during the nine months ended September 30, 2018. As of September 30, 2018, the Company had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $30 million, maturing through 2019. Under the terms of its fuel swap contracts, the Company is required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of September 30, 2018, the Company had posted $2 million in letters of credit as collateral under its fuel hedging program, which were issued under the Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. See Note 9 to the condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in accumulated other comprehensive income and for the amounts reclassified out of accumulated other comprehensive income and into earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a gain of $8 million, net of tax, as of September 30, 2018. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

A reconciliation of the amounts included in the computation of basic earnings per share from continuing operations and diluted earnings per share from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2018	2017	2018	2017
Income from continuing operations	$71	$80	$207	$204
Weighted-average common shares outstanding	135.6	134.3	135.4	134.2
Effect of dilutive securities:
RSUs	0.2	0.2	0.2	0.1
Stock options(1)	0.2	0.7	0.2	1.2
Weighted-average common shares outstanding—assuming dilution	136.0	135.2	135.8	135.4
Basic earnings per share from continuing operations	$0.52	$0.60	$1.53	$1.52
Diluted earnings per share from continuing operations	$0.52	$0.59	$1.53	$1.50

___________________________________

(1)

Options to purchase 0.5 million and 1.0 million shares for the three months ended September 30, 2018 and 2017, respectively, and 0.4 million and 1.0 million shares for the nine months ended September 30, 2018 and 2017, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

Overview

Our core services include termite and pest control, cleaning and restoration services in both the residential and commercial markets under the following leading brands: Terminix, Copesan, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec. We also provide home service plans under the American Home Shield brand. Our operations for the periods presented in this report are organized into three reportable segments: Terminix, American Home Shield and Franchise Services Group.

American Home Shield Spin-off

On October 1, 2018, the Company completed the previously announced spin-off of its American Home Shield business.  The separation was effectuated through a pro rata dividend (the “Distribution”) to the Company’s stockholders of approximately 80.2% of the outstanding shares of common stock of frontdoor, inc. (“Frontdoor”), which was formed as a wholly owned subsidiary of the Company to hold its American Home Shield business.  As a result of the Distribution, Frontdoor is an independent public company that trades on the Nasdaq Global Select Market under the symbol “FTDR”.

The Distribution was made to the Company’s stockholders of record as of the close of business on September 14, 2018 (the “Record Date”), and such stockholders received one share of Frontdoor common stock for every two shares of ServiceMaster common stock held as of the close of business on the Record Date.  The Company distributed 67,781,527 shares of common stock of Frontdoor in the Distribution and retained 16,734,092 shares, or approximately 19.8%, of the common stock of Frontdoor immediately following the Distribution.

The American Home Shield Segment is reported in this Quarterly Report on Form 10-Q in continuing operations. Beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2018, the American Home Shield Segment will be reported in discontinued operations.

In connection with the Distribution, on September 28, 2018, the Company and Frontdoor entered into a separation and distribution agreement as well as various other agreements that govern the relationships between the parties following the Distribution, including a transition services agreement, a tax matters agreement and an employee matters agreement.

Our financial statements include nonrecurring costs incurred to evaluate, plan and execute the spin-off. These costs are primarily related to third-party consulting and other incremental costs directly associated with the spin-off process. Our results for the nine months ended September 30, 2018 include charges of $23 million related to the spin-off. We expect to incur charges of $35 million to $45 million in 2018 related to the spin-off. In addition, we expect incremental capital expenditures will be required to effect the spin-off in 2018 and will range from $20 million to $30 million, principally reflecting costs to replicate information technology systems historically shared by our business units.

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

Revenue. Our revenue results are primarily a function of the volume and pricing of the services and products provided to our customers by our businesses as well as the mix of services and products provided across our businesses. The volume of our revenue in Terminix and American Home Shield is impacted by new unit sales, the retention of our existing customers and acquisitions. We expect to continue our acquisition program at Terminix and to periodically evaluate other strategic acquisitions for the Company. Revenue results in the Franchise Services Group are driven principally by royalty fees earned from our franchisees. We serve both residential and commercial customers, principally in the United States. In 2017, approximately 98 percent of our revenue was generated by sales in the United States.

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

Franchises

Franchises are important to the Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. Total profits from our franchised operations were $20 million and $22 million for the three months ended September 30, 2018 and 2017, respectively and $66 million and $65 million for the nine months ended September 30, 2018 and 2017, respectively. Nearly all of the franchise fees received by our Franchise Services Group segment are derived from the ServiceMaster Restore, ServiceMaster Clean and Merry Maids businesses. Franchise fees from our Terminix franchisees represented less than one percent of Terminix revenue for the nine months ended September 30, 2018. We evaluate the performance of our franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. Franchise agreements entered into in the course of these businesses are generally for a term of five years. The majority of these franchise agreements are renewed prior to expiration. Internationally, we have license agreements, whereby licensees provide services under our brand names that would ordinarily be provided by franchisees in the United States. The majority of international licenses are for 10‑year terms.

For the nine months ended September 30, 2018, approximately 54% of our revenue in the Franchise Services Group segment consisted of ongoing monthly royalty fees. Royalty fees are the amounts paid to us by our franchisees and are based on a percentage of our franchisees’ customer-level revenue. Franchise fees from Terminix franchisees represented less than one percent of Terminix revenue in the nine months ended September 30, 2018. We estimate that customer-level revenue for the Franchise Services Group segment and Terminix segment were $660 million and $1,528 million, respectively, for the nine months ended September 30, 2018.

Results of Operations

	Three Months Ended		Increase
	September 30,		(Decrease)	% of Revenue
(In millions)	2018	2017	2018 vs. 2017	2018	2017
Revenue	$873	$797	10%	100%	100%
Cost of services rendered and products sold	481	419	15	55	53
Selling and administrative expenses	229	199	15	26	25
Amortization expense	8	7	16	1	1
401(k) Plan corrective contribution	—	(4)	*	—	—
Fumigation related matters	1	—	*	—	—
Restructuring charges	1	14	*	—	2
American Home Shield spin-off charges	8	7	*	1	1
Interest expense	40	38	5	5	5
Interest and net investment income	(3)	(1)	139	—	—
Loss on extinguishment of debt	10	3	*	1	—
Income from Continuing Operations before Income Taxes	100	114	(13)	11	14
Provision for income taxes	29	34	(14)	3	4
Income from Continuing Operations	71	80	(12)	8	10
Gain from discontinued operations, net of income taxes	—	—	*	—	—
Net Income	$71	$80	(12)%	8%	10%

	Nine Months Ended		Increase
	September 30,		(Decrease)	% of Revenue

(In millions)	2018	2017	2018 vs. 2017	2018	2017
Revenue	$2,422	$2,246	8%	100%	100%
Cost of services rendered and products sold	1,309	1,180	11	54	53
Selling and administrative expenses	651	592	10	27	26
Amortization expense	20	20	(1)	1	1
401(k) Plan corrective contribution	—	(3)	*	—	—
Fumigation related matters	1	2	*	—	—
Impairment of software and other related costs	—	2	*	—	—
Restructuring charges	13	17	*	1	1
American Home Shield spin-off charges	23	7	*	1	—
Interest expense	115	113	2	5	5
Interest and net investment income	(5)	(3)	80	—	—
Loss on extinguishment of debt	10	6	*	—	—
Income from Continuing Operations before Income Taxes	285	313	(9)	12	14
Provision for income taxes	77	109	(29)	3	5
Income from Continuing Operations	207	204	2	9	9
Gain from discontinued operations, net of income taxes	—	1	*	—	—
Net Income	$207	$204	1%	9%	9%

________________________________

*     not meaningful

Revenue

We reported revenue of $873 million and $797 million for the three months ended September 30, 2018 and 2017, respectively, and revenue of $2,422 million and $2,246 million for the nine months ended September 30, 2018 and 2017, respectively. A summary of changes in revenue for each of our reportable segments and Corporate is included in the table below. See “—Segment Review” for a discussion of the drivers of the year-over-year changes.

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended September 30, 2017	$395	$346	$55	$—	$797
Residential Pest Control (1)	18	—	—	—	18
Commercial Pest Control (2)	24	—	—	—	24
Termite and Other Services	(1)	—	—	—	(1)
Home Service Plans	—	31	—	—	31
Franchise-Related Revenue	—	—	5	—	5
Other	(1)	—	—	—	(1)
Three Months Ended September 30, 2018	$436	$377	$60	$—	$873

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Nine Months Ended September 30, 2017	$1,188	$899	$157	$1	$2,246
Residential Pest Control (1)	26	—	—	—	26
Commercial Pest Control (2)	42	—	—	—	42
Termite and Other Services	1	—	—	—	1
Home Service Plans	—	80	—	—	80
Franchise-Related Revenue	—	—	26	—	26
Other	1	—	—	—	1
Nine Months Ended September 30, 2018	$1,259	$979	$183	$1	$2,422

_________________________________

(1)	Includes growth from acquisitions of approximately $6 million and $10 million for the three and nine months ended September 30, 2018, respectively.
(2)	Includes growth from acquisitions of approximately $24 million and $46 million for the three and nine months ended September 30, 2018, respectively.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $481 million and $419 million for the three months ended September 30, 2018 and 2017, respectively, and $1,309 million and $1,180 million for the nine months ended September 30, 2018 and 2017, respectively. The following tables provide a summary of changes in cost of services rendered and products sold for each of our reportable segments and Corporate:

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended September 30, 2017	$228	$169	$23	$—	$419
Impact of change in revenue	26	12	2	—	40
Bad debt expense	(2)	1	—	—	(1)
Chemicals and materials	(2)	—	—	—	(2)
Production labor	4	—	—	—	4
Damage claims	1	—	—	—	1
Insurance program	—	—	—	(3)	(3)
Contract claims	—	21	—	—	21
Other	2	—	—	(1)	1
Three Months Ended September 30, 2018	$257	$203	$25	$(4)	$481

_________________________________

At Terminix, the impact of the change in revenue reflects the increase in relatively low margin revenue from our acquisition of Copesan. The decrease in bad debt expense was driven by enhanced credit policies and collection rates. The decrease in chemicals and materials was driven by sourcing savings. The increase in production labor resulted from higher technician incentive and overtime pay due to more work orders than anticipated in the quarter, driven, in part, by an initiative to increase route completion, higher sales and improved sales start rates.

At American Home Shield, the increase in contract claims costs includes an adjustment related to adverse development of contract claims costs originally estimated and recorded in the first half of 2018 of $5 million and the fourth quarter of 2017 of $1 million, principally driven by a higher mix of appliance replacements versus repairs. Accruals for home service plan claims are made based on our historical claims experience and actuarial projections. Our actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporates cumulative historical claims experience and information provided by us. We regularly review our estimates of claims costs and adjust the estimates when appropriate. Additionally, the impact of higher appliance replacements in the third quarter of 2018 increased claims costs by $3 million. The increase in contract claims costs in the third quarter of 2018 also includes an increase in underlying costs of repairs totaling $7 million, particularly in the appliance, HVAC and plumbing trades, and a higher number of work orders, primarily driven by significantly warmer summer temperatures in 2018 as compared to historical averages, which increased claims costs by $5 million.

The decrease in the Corporate insurance program expense was primarily attributable to favorable claims trends in our automobile, general liability and workers’ compensation program.

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Nine Months Ended September 30, 2017	$666	$453	$61	$—	$1,180
Impact of change in revenue	49	29	11	—	89
Production labor	3	—	—	—	3
Bad debt	(6)	2	—	—	(4)
Chemicals and materials	(8)	—	—	—	(8)
Fuel prices	2	—	—	—	2
Damage claims	1	—	—	—	1
Insurance program	—	—	—	(5)	(5)
Contract claims	—	49	—	—	49
Other	4	—	—	(1)	3
Nine Months Ended September 30, 2018	$710	$534	$72	$(6)	$1,309

_________________________________

At Terminix, the impact of the change in revenue reflects the increase in relatively low margin revenue from our acquisition of Copesan. The increase in production labor resulted from higher technician incentive and overtime pay due to more work orders than anticipated in the quarter, driven, in part, by an initiative to increase route completion, higher sales and improved sales start rates. The decrease in bad debt expense was driven by enhanced credit policies and collection rates. The decrease in chemicals and materials was driven by sourcing savings.

At American Home Shield, the increase in contract claims costs includes an adjustment of $7 million related to the adverse development of contract claims costs originally estimated and recorded in the second half of 2017, principally driven by a higher mix of appliance replacements versus repairs. Additionally, the impact of higher appliance replacements in 2018 increased claims costs by $13 million. The increase in contract claims costs for the nine months ended September 30, 2018 also includes an increase in the underlying costs of repairs totaling $14 million, particularly in the appliance, HVAC and plumbing trades, and a higher number of work orders, primarily driven by colder winter temperatures in the first quarter and significantly warmer summer temperatures in the second and third quarters of 2018 as compared to historical averages, which increased claims costs by $15 million.

The decrease in the Corporate insurance program expense was primarily attributable to favorable claims trends in our automobile, general liability and workers’ compensation program.

Selling and Administrative Expenses

We reported selling and administrative expenses of $229 million and $199 million for the three months ended September 30, 2018 and 2017, respectively, and $651 million and $592 million for the nine months ended September 30, 2018 and 2017, respectively.  For the three months ended September 30, 2018 and 2017, selling and administrative expenses comprised general and administrative expenses of $87 million and $70 million, respectively, and selling and marketing expenses of $142 million and $128 million, respectively. For the nine months ended September 30, 2018 and 2017, selling and administrative expenses comprised general and administrative expenses of $246 million and $222 million, respectively, and selling and marketing expenses of $405 million and $370 million, respectively. The following tables provide a summary of changes in selling and administrative expenses for each of our reportable segments and Corporate:

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Three Months Ended September 30, 2017	$96	$84	$11	$7	$199
Sales and marketing costs	6	2	4	—	12
Acquisition selling and administrative expenses	4	—	—	—	4
Incentive compensation	4	—	—	—	4
Stock-based compensation expense	—	—	—	1	1
Customer service costs	—	2	—	—	2
Spin-off dis-synergies	—	2	—	—	2
Depreciation	—	—	—	1	1
Other	(1)	2	—	2	4
Three Months Ended September 30, 2018	$110	$92	$15	$12	$229

The increase in sales and marketing costs at Terminix was driven by targeted investments to drive sales growth, partially offset by a change in the timing of our sales costs upon our adoption of ASC 606 on January 1, 2018 of $1 million. Terminix incurred incremental selling and administrative expenses as a result of the Copesan acquisition and other acquisitions.

At American Home Shield, the increase in sales and marketing costs was driven by targeted spending to drive sales growth. The increase in customer service costs was primarily driven by incremental investments in customer care center costs to deliver an improved level of customer service. Incremental ongoing costs related to the spin-off of $2 million were incurred, which primarily related to the separation of information technology systems historically shared with other ServiceMaster business units.

At Franchise Services Group, the increase in sales and marketing costs was driven by the recognition of national advertising fund contributions from franchisees as revenue upon our adoption of ASC 606 on January 1, 2018. Prior to 2018, contributions to the national advertising fund made by our franchisees were treated as an offset to advertising expense.

		American	Franchise
		Home	Services
(In millions)	Terminix	Shield	Group	Corporate	Total
Nine Months Ended September 30, 2017	$286	$244	$33	$27	$592
Sales and marketing costs	8	7	11	—	26
Acquisition selling and administrative expenses	9	—	—	—	9
Incentive compensation	6	—	—	—	6
Stock-based compensation expense	—	—	—	1	1
Customer service costs	—	6	—	—	6
Spin-off dis-synergies	—	3	—	—	3
Depreciation	—	—	—	3	3
Other	(3)	3	2	3	5
Nine Months Ended September 30, 2018	$306	$263	$47	$35	$651

The increase in sales and marketing costs at Terminix was driven by targeted investments to drive sales growth, partially offset by a change in the timing of our sales costs upon our adoption of ASC 606 on January 1, 2018 of $5 million. Terminix incurred incremental selling and administrative expenses as a result of the Copesan acquisition and other acquisitions.

At American Home Shield, the increase in sales and marketing costs was driven by targeted spending to drive sales growth. The increase in customer service costs was primarily driven by incremental investments in customer care center costs to deliver an improved level of customer service. Incremental ongoing costs related to the spin-off of $3 million were incurred, which primarily related to the separation of information technology systems historically shared with other ServiceMaster business units.

At Franchise Services Group, the increase in sales and marketing costs was driven by the recognition of national advertising fund contributions from franchisees as revenue upon our adoption of ASC 606 on January 1, 2018. Prior to 2018, contributions to the national advertising fund made by our franchisees were treated as an offset to advertising expense.

Amortization Expense

Amortization expense was $8 million and $7 million in the three months ended September 30, 2018 and 2017, respectively, and $20 million in the nine months ended September 30, 2018 and 2017, respectively.

401(k) Plan Corrective Contribution

In conjunction with the final agreement, we reversed charges of $4 million and $3 million, net, for 401(k) Plan corrective contributions in the three and nine months ended September 30, 2017.

Fumigation Related Matters

We recorded a charge of approximately $1 million in the three months ended September 30, 2018, and approximately $1 million and $2 million in the nine months ended September 30, 2018 and 2017, respectively, for fumigation related matters. There were no charges for fumigation related matters recorded in the three months ended September 30, 2017.

Impairment of Software and Other Related Costs

We recorded an impairment charge of $2 million in the nine months ended September 30, 2017, relating to our decision to replace certain software. There were no impairments of software and other related costs recorded in the three and nine months ended September 30, 2018, or in the three months ended September 30, 2017.

Restructuring Charges

We incurred restructuring charges of approximately $1 million and $14 million in the three months ended September 30, 2018 and 2017, respectively, and $13 million and $17 million in the nine months ended September 30, 2018 and 2017, respectively.  Restructuring charges were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Terminix(1)	$—	$—	$2	$1
Franchise Services Group(2)	—	—	1	—
Corporate(3)	—	1	3	2
Leadership transition(4)	—	10	—	10
Global Service Center relocation(5)	—	3	8	4
Total restructuring charges	$1	$14	$13	$17

___________________________________

(1)

For the nine months ended September 30, 2018, these charges included $2 million of severance and other costs. For the nine months ended September 30, 2017, these charges included $1 million of severance and other costs.

(2)	For the nine months ended September 30, 2018, these charges included $1 million of severance and other costs.
(3)

The Company has historically made changes on an ongoing basis to enhance capabilities and reduce costs in its corporate functions that provide company-wide administrative services to support operations. In 2017, the Company began taking actions to enhance capabilities and align corporate functions with those required to support the strategic needs as two stand-alone companies in anticipation of the American Home Shield spin-off. For the nine months ended September 30, 2018 these charges included $3 million of severance and other costs. For the three and nine months ended September 30, 2017, these charges include $1 million and $2 million, respectively, of severance and other costs.

(4)

For the three and nine months ended September 30, 2017, these charges included $4 million of severance costs and $5 million of stock-based compensation expense due to the modification of non-vested stock options as part of the severance agreement with the former Chief Executive Officer of the Company.

(5)

For the nine months ended September 30, 2018, these charges included lease termination and other charges of $8 million related to the relocation of the Company’s headquarters, which is referred to as the Company’s Global Service Center. For the three and nine months ended September 30, 2017, these charges included redundant rent expense, accelerated depreciation and other charges of $3 million and $4 million, respectively, related to the relocation of the Company’s headquarters.

American Home Shield Spin-Off Charges

Our financial statements include nonrecurring costs incurred to evaluate, plan and execute the spin-off of American Home Shield to company stockholders. These costs are primarily related to third-party consulting and other incremental costs directly associated with the spin-off process. We incurred spin-off charges of $8 million and $7 million in the three months ended September 30, 2018 and 2017, respectively, and $23 million and $7 million in the nine months ended September 30, 2018 and 2017, respectively.

We expect to incur aggregate charges related to the spin-off of $35 million to $45 million in 2018. In addition, incremental capital expenditures will be required to effect the spin-off in 2018 and will range from $20 million to $30 million, principally reflecting costs to replicate information technology systems historically shared by our business units.

Interest Expense

Interest expense was $40 million and $38 million in the three months ended September 30, 2018 and 2017, respectively, and $115 million and $113 million in the nine month months ended September 30, 2018 and 2017, respectively.

Interest and Net Investment Income

Interest and net investment income was $3 million and $1 million for the three months ended September 30, 2018 and 2017, respectively, and $5 million and $3 million for the nine months ended September 30, 2018 and 2017, respectively, and comprised net investment gains and losses from equity investments and other strategic investments, interest income and dividend income realized on the American Home Shield investment portfolio and interest income on other cash balances.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $10 million was recorded in the three and nine months ended September 30, 2018, related to the payment of $982 million toward our term loan facility on August 17, 2018. A loss on extinguishment of debt of $3 million and $6 million was recorded in the three and nine months ended September 30, 2017, respectively, related to the repurchase of

$13 million of our 2038 Notes on September 18, 2017 and $17 million of our 2038 Notes on May 11, 2017. See Note 12 to the condensed consolidated financial statements for more details.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes was $100 million and $114 million for the three months ended September 30, 2018 and 2017, respectively, and $285 million and $313 million for the nine months ended September 30, 2018 and 2017, respectively. The change in income from continuing operations before income taxes primarily reflects the net effect of year-over-year changes in the following items:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In millions)	2018 vs. 2017	2018 vs. 2017
Reportable segments and Corporate(1)	$(9)	$(4)
Depreciation expense(2)	(2)	(5)
Restructuring charges (3)	13	4
American Home Shield spin-off charges(4)	(1)	(16)
Loss on extinguishment of debt(5)	(7)	(4)
Other(6)	(8)	(3)
Decrease in income from continuing operations before income taxes	$(14)	$(28)

___________________________________

(1)	Represents the net change in Adjusted EBITDA as described in “—Segment Review.”
(2)	Represents the net change in depreciation expense, driven by investments in vehicles and technology.
(3)	Represents the net change in restructuring expense as described in “Restructuring Charges.”
(4)	Represents the net change in American Home Shield spin-off charges as described in “American Home Shield Spin-Off Charges.”
(5)	Represents the net change in the loss on extinguishment of debt as described in “Loss on Extinguishment of Debt.”
(6)	Primarily represents the net change in fumigation related matters, amortization expense, 401(k) Plan corrective contribution and impairment of software and other related costs.

Provision for Income Taxes

The effective tax rate on income from continuing operations was 29.1 percent and 29.6 percent for the three months ended September 30, 2018 and 2017, respectively. The effective tax rate on income from continuing operations for the three months ended September 30, 2018 and September 30, 2017, was primarily affected by the reduction in the U.S. federal corporate income tax rate from 35 percent to 21 percent and excess tax benefits for share-based awards, respectively.

The effective tax rate on income from continuing operations was 27.2 percent and 35.0 percent for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rate on income from continuing operations for the nine months ended September 30, 2018 and September 30, 2017, was primarily affected by the reduction in the U.S. federal corporate income tax rate from 35 percent to 21 percent and excess tax benefits for share-based awards, respectively.

Net Income

Net income was $71 million and $80 million for the three months ended September 30, 2018 and 2017, respectively, and $207 million and $204 million for the nine months ended September 30, 2018 and 2017, respectively

Segment Review

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the notes to the condensed consolidated financial statements included in this report.

Revenue and Adjusted EBITDA by reportable segment and for Corporate are as follows:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
(In millions)	2018	2017	(Decrease)	2018	2017	(Decrease)
Revenue:
Terminix	$436	$395	10%	$1,259	$1,188	6%
American Home Shield	377	346	9	979	899	9
Franchise Services Group	60	55	9	183	157	17
Corporate	—	—	*	1	1	*
Total Revenue:	$873	$797	10%	$2,422	$2,246	8%
Adjusted EBITDA:(1)
Terminix	$80	$82	(3)%	$276	$269	3%
American Home Shield	86	96	(11)	191	209	(9)
Franchise Services Group	21	22	(3)	67	65	4
Reportable Segment Adjusted EBITDA	187	200	(7)	534	543	(2)
Corporate(2)	4	—	*	6	—	*
Total Adjusted EBITDA	$191	$200	(5)%	$540	$543	(1)%

___________________________________

* not meaningful

(1)	See Note 15 to the condensed consolidated financial statements for our definition of Adjusted EBITDA and a reconciliation of Net Income to Reportable Segment Adjusted EBITDA.
(2)	Represents unallocated corporate gains, net of expenses.

Terminix Segment

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a 10 percent increase in revenue and a three percent decrease in Adjusted EBITDA for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Revenue

Revenue by service line is as follows:

	Three Months Ended
	September 30,

(In millions)	2018	2017	Growth		Acquired		Organic
Residential Pest Control	$180	$162	$18	11%	$6	3%	$13	8%
Commercial Pest Control	90	66	24	37%	24	37%	—	—%
Termite and Other Services	143	144	(1)	(1)%	1	1%	(2)	(1)%
Other	22	23	(1)	(3)%	—	—%	(1)	(3)%
Total revenue	$436	$395	$41	10%	$31	8%	$10	3%

Residential pest control revenue for the three months ended September 30, 2018 increased 11 percent compared to prior year, primarily resulting from an increase in volume driven by operational improvements as well as the impact of acquisitions completed during the year.

Commercial pest control revenue for the three months ended September 30, 2018 increased 37 percent compared to prior year, primarily driven by the impact of the Copesan acquisition.

Termite revenue, including wildlife exclusion, crawl space encapsulation and attic insulation, which are managed as a component of our termite line of business, decreased one percent compared to prior year, reflecting a decline in core termite renewals driven by the loss of a one-time benefit from an initiative to upgrade bait monitoring stations for a small subset of our customers in 2017, offset by increases in core termite, wildlife exclusion and attic insulation. In the three months ended September 30, 2018, termite renewal revenue comprised 47 percent of total termite revenue, while the remainder consisted of termite new unit revenue.

Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

In the three months ended September 30, 2017, Terminix revenue was negatively impacted by $4 million related to hurricanes Harvey and Irma closing 53 branches, primarily in Texas and Florida.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended September 30, 2017	$82
Impact of change in revenue	15
Acquisition selling and administrative expenses	(4)
Bad debt	2
Chemicals and materials	2
Production labor	(4)
Sales and marketing	(6)
Incentive compensation	(4)
Damage claims	(1)
Other	(1)
Three Months Ended September 30, 2018	$80

The impact of the change in revenue on Adjusted EBITDA reflects the increase in relatively low margin revenue from our acquisition of Copesan. As we continue to drive synergies from Copesan and other acquisitions, leveraging world-class service capabilities from Copesan and our service partners, and working towards systematically incorporating those service capabilities into our owned branch locations, we expect the Adjusted EBITDA contribution from Copesan and other acquisition revenues to increase in the future. Additionally, we incurred incremental selling and administrative expenses as a result of the acquisitions completed during the year. The decrease in bad debt expense was driven by enhanced credit policies and collection rates. The decrease in chemicals and materials was driven by sourcing savings. The increase in production labor resulted from higher technician incentive and overtime pay due to more work orders than anticipated in the quarter, driven, in part, by an initiative to increase route completion, higher sales and improved sales start rates. The increase in sales and marketing costs was driven by an increase in sales and marketing costs driven by targeted investments to drive sales growth, partially offset by a change in the timing of our recognition of sales costs upon our adoption of ASC 606 on January 1, 2018 of $1 million.

Nine months Ended September 30, 2018 Compared to Nine months Ended September 30, 2017

The Terminix segment reported a six percent increase in revenue and a three percent increase in Adjusted EBITDA for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Revenue

Revenue by service line is as follows:

	Nine Months Ended
	September 30,

(In millions)	2018	2017	Growth		Acquired		Organic
Residential Pest Control	$493	$467	$26	6%	$10	2%	$17	4%
Commercial Pest Control	234	192	42	22%	46	24%	(4)	(2)%
Termite and Other Services	471	470	1	—%	1	—%	—	—%
Other	61	60	1	2%	—	—%	1	2%
Total revenue	$1,259	$1,188	$70	6%	$56	5%	$14	1%

Residential pest control revenue for the nine months ended September 30, 2018 increased six percent compared to prior year, primarily reflecting the impact of improved price realization as well as the impact of acquisitions completed during the year.

Commercial pest control revenue for the nine months ended September 30, 2018 increased 22 percent compared to prior year, primarily reflecting the impact of the Copesan acquisition.

Termite revenue, including wildlife exclusion, crawl space encapsulation and attic insulation, which are managed as a component of our termite line of business, remained consistent with prior year. In the nine months ended September 30, 2018, termite renewal revenue comprised 49 percent of total termite revenue, while the remainder consisted of termite new unit revenue. We estimate that the organic revenue growth would have been approximately $3 million higher if not for the unfavorable weather conditions experienced in the first quarter of 2018. Core termite revenue growth was also impacted by the decreasing benefit from an initiative to upgrade bait monitoring stations for a small subset of our customers in 2017. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

In the three months ended September 30, 2017, Terminix revenue was negatively impacted by $4 million related to hurricanes Harvey and Irma closing 53 branches, primarily in Texas and Florida.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Nine Months Ended September 30, 2017	$269
Impact of change in revenue	22
Acquisition selling and administrative expenses	(9)
Bad debt	6
Chemicals and materials	8
Sales and marketing	(8)
Incentive compensation	(6)
Production labor	(3)
Fuel prices	(2)
Damage claims	(1)
Other	(1)
Nine Months Ended September 30, 2018	$276

The impact of the change in revenue on Adjusted EBITDA reflects the increase in relatively low margin revenue from our acquisition of Copesan. As we continue to drive synergies from Copesan and other acquisitions, leveraging world-class service capabilities from Copesan and our service partners, and working towards systematically incorporating those service capabilities into our owned branch locations, we expect the Adjusted EBITDA contribution from Copesan and other acquisition revenues to increase in the future. Additionally, we incurred incremental selling and administrative expenses as a result of the acquisitions completed during the year. The increase in production labor resulted from higher technician incentive and overtime pay due to more work orders than anticipated in the quarter, driven, in part, by an initiative to increase route completion, higher sales and improved sales start rates. The decrease in bad debt expense was driven by enhanced credit policies and collection rates. The decrease in chemicals and materials was driven by sourcing savings. The increase in sales and marketing costs was driven by targeted investments to drive sales growth, partially offset by a change in the timing of our recognition of sales costs upon our adoption of ASC 606 on January 1, 2018 of $5 million.

American Home Shield Segment

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The American Home Shield Segment, which provides home service plans for home systems and appliances, reported a nine percent increase in revenue and an 11 percent decrease in Adjusted EBITDA for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

The growth in renewable customer counts and customer retention are presented below.

	As of September 30,
	2018	2017(1)
Growth in Home Service Plans	7%	10%
Customer Retention Rate	76%	75%

___________________________________

(1)	As of September 30, 2017, excluding the impact of acquisitions, the growth in home service plans was six percent and the customer retention rate for our American Home Shield Segment was 76 percent.

Revenue

The revenue results reflect an increase in new and renewal unit sales and improved price realization.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended September 30, 2017	$96
Impact of change in revenue	19
Contract claims	(21)
Sales and marketing costs	(2)
Customer service costs	(2)
Spin-off dis-synergies	(2)
Other	(3)
Three Months Ended September 30, 2018	$86

The increase in contract claims costs includes an adjustment related to adverse development of contract claims costs originally estimated and recorded in the first half of 2018 of $5 million and the fourth quarter of 2017 of $1 million, principally driven by a higher mix of appliance replacements versus repairs. Accruals for home service plan claims are made based on our historical claims experience and actuarial projections. Our actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporates cumulative historical claims experience and information provided by us. We regularly review our estimates of claims costs and adjust the estimates when appropriate. Additionally, the impact of higher appliance replacements in the third quarter of 2018 increased claims costs by $3 million. The increase in contract claims costs in the third quarter also includes an increase in the underlying costs of repairs totaling $7 million, particularly in the appliance, HVAC and plumbing trades, and a higher number of work orders, primarily driven by significantly warmer summer temperatures in 2018 as compared to historical averages, which increased claims costs by $5 million.

The increase in sales and marketing costs was driven by targeted spending to drive sales growth. The increase in customer service costs was primarily driven by incremental investment in customer care center costs to deliver an improved level of customer service. Incremental ongoing costs related to the spin-off of $2 million were incurred, which primarily related to the separation of information technology systems historically shared with other ServiceMaster business units.

Nine months Ended September 30, 2018 Compared to Nine months Ended September 30, 2017

The American Home Shield Segment reported a nine percent increase in revenue and a nine percent decrease in Adjusted EBITDA for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Revenue

The revenue results reflect an increase in new and renewal unit sales and improved price realization.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Nine Months Ended September 30, 2017	$209
Impact of change in revenue	51
Contract claims	(49)
Sales and marketing costs	(7)
Customer service costs	(6)
Spin-off dis-synergies	(3)
Other	(4)
Nine Months Ended September 30, 2018	$191

The increase in contract claims costs includes an adjustment of $7 million related to the adverse development of contract claim costs originally estimated and recorded in the second half of 2017, principally driven by a higher mix of appliance replacements versus repairs driven by parts availability. Additionally, the impact of higher appliance replacements in 2018 increased claims costs by $13 million. The increase in contract claims costs also includes an increase in the underlying costs of repairs totaling $14 million, particularly in the appliance, HVAC and plumbing trades, primarily driven by colder winter temperatures in the first quarter and significantly warmer summer temperatures in the second and third quarters of 2018 as compared to historical averages, which increased claims costs by $15 million.

The increase in sales and marketing costs was driven by targeted spending to drive sales growth. The increase in customer service costs was primarily driven by incremental investment in customer care center costs to deliver an improved level of customer service. Incremental ongoing costs related to the spin-off of $3 million were incurred, which primarily related to the separation of information technology systems historically shared with other ServiceMaster business units.

Franchise Services Group Segment

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The Franchise Services Group segment, which consists of the ServiceMaster Restore (disaster restoration), ServiceMaster Clean (janitorial), Merry Maids (residential cleaning), Furniture Medic (cabinet and wood furniture repair) and AmeriSpec (home inspection) businesses, reported a nine percent increase in revenue and a three percent decrease in Adjusted EBITDA for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Revenue

Revenue by service line is as follows:

	Three Months Ended		% of	% of
	September 30,		Revenue	Revenue
(In millions)	2018	2017	2018	2017
Royalty Fees	$31	$32	52%	58%
Janitorial National Accounts	17	15	28	26
Sales of Products	4	5	7	9
Other	8	4	14	7
Total revenue	$60	$55	100%	100%

The decrease in royalty fees was driven by lower disaster restoration services due to the positive impact of hurricane events in 2017. The increase in revenue from janitorial national accounts was driven by increased sales activity. The increase in other was primarily driven by the recognition of approximately $4 million of national advertising fund franchisee contributions as revenue pursuant to our adoption of ASC 606 that took effect on January 1, 2018.  Prior to 2018, contributions to the national advertising fund by our franchisees were treated as an offset to advertising expense. The adoption had no impact on Adjusted EBITDA.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended September 30, 2017	$22
Impact of change in revenue	(1)
Other	—
Three Months Ended September 30, 2018	$21

The impact of the change in revenue reflected a decrease in high margin royalty fees due to the positive impact of hurricane events in 2017, offset by an increase in lower margin janitorial national accounts and other revenue.

Nine months Ended September 30, 2018 Compared to Nine months Ended September 30, 2017

The Franchise Services Group segment reported a 17 percent increase in revenue and a four percent increase in Adjusted EBITDA for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Revenue

Revenue by service line is as follows:

	Nine Months Ended		% of	% of
	September 30,		Revenue	Revenue
(In millions)	2018	2017	2018	2017
Royalty Fees	$99	$95	54%	61%
Janitorial National Accounts	48	38	26	24
Sales of Products	11	12	6	7
Other	25	13	14	8
Total revenue	$183	$157	100%	100%

The increase in royalty fees was driven by higher disaster restoration services including commercial and fire disaster restoration services. The increase in revenue from janitorial national accounts was driven by increased sales activity. The increase in other was primarily driven by the recognition of approximately $11 million of national advertising fund franchisee contributions as revenue pursuant to our adoption of ASC 606 that took effect on January 1, 2018.  Prior to 2018, contributions to the national advertising fund by our franchisees were treated as an offset to advertising expense. The adoption had no impact on Adjusted EBITDA.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Nine Months Ended September 30, 2017	$65
Impact of change in revenue	5
Other	(2)
Nine Months Ended September 30, 2018	$67

The impact of the change in revenue was driven by the increase in relatively low margin revenue from janitorial national accounts and other revenue.

Corporate

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Adjusted EBITDA for Corporate for the three months ended September 30, 2018 increased three million when compared to the three months ended September 30, 2017, primarily attributable to favorable claims trends in our automobile, general liability and workers’ compensation program.

Nine months Ended September 30, 2018 Compared to Nine months Ended September 30, 2017

Adjusted EBITDA for Corporate for the nine months ended September 30, 2018 increased five million when compared to the nine months ended September 30, 2017, primarily attributable to favorable claims trends in our automobile, general liability and workers’ compensation program.

Liquidity and Capital Resources

Liquidity

We are highly leveraged, and a substantial portion of our liquidity needs are due to service requirements on our significant indebtedness. The agreements governing the Company’s term loan facility maturing November 8, 2023 and revolving credit facility (the “Revolving Credit Facility”) maturing November 8, 2021 (together, the “Credit Facilities”) contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of September 30, 2018, we were in compliance with the covenants under the agreements that were in effect on such date.

In connection with the spin-off of the American Home Shield Segment, the Company borrowed an aggregate principal amount of $1 billion under a short-term credit facility on August 1, 2018, the proceeds of which were used to prepay $982 million aggregate principal amount of term loans outstanding under the Company’s senior secured term loan facility.  Such prepayment resulted in a loss on extinguishment of debt of $10 million for the three and nine months ended September 30, 2018. On August 16, 2018, Frontdoor incurred in favor of the Company $350 million aggregate principal of 6.75% Senior Notes due 2026 and a $650 million senior secured term loan facility, and obtained a $250 million senior secured revolving credit facility. The Company then transferred and assigned its rights and obligations in respect of Frontdoor’s senior notes and senior secured term loan facility to the lender under such short-term credit facility through a debt-for-debt exchange to satisfy the Company’s obligations thereunder.

On October 1, 2018, in connection with the spin-off of the American Home Shield Segment, Frontdoor’s senior secured term loan facility and senior notes were included in the transfer of assets and liabilities to Frontdoor, reducing the Company’s total long-term debt by approximately $1 billion.

Also in connection with the spin-off of the American Home Shield Segment, in October 2018, the Company provided Frontdoor $251 million of cash and marketable securities for purposes of funding Frontdoor’s restricted net assets requirements and to provide cash for operations and general corporate purposes. Subsequent to the Distribution, we retained 16,734,092 shares, or approximately 19.8%, of the common stock of Frontdoor immediately following the Distribution. The Company currently intends to responsibly dispose of all of the Frontdoor common stock that it retained after the Distribution through one or more subsequent exchanges for debt by June 14, 2019

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Credit Facilities. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. Cash and short- and long-term marketable securities totaled $551 million as of September 30, 2018, compared with $522 million as of December 31, 2017. As of September 30, 2018, there were $33 million of letters of credit outstanding and $267 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts.

In 2016, our board of directors authorized a three-year share repurchase program, under which we may repurchase up to $300 million of outstanding shares of our common stock. As of September 30, 2018, we have repurchased $145 million of outstanding shares under this program, which is included in treasury stock on the condensed consolidated statements of financial position.

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

As of September 30, 2018, we had posted $31 million in letters of credit, which were issued under the Revolving Credit Facility, and $89 million of cash, which is included in Restricted cash on the condensed consolidated statements of financial position, as collateral under our automobile, general liability and workers’ compensation insurance program. We may from time to time change the amount of cash or marketable securities used to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program. The amount of cash or marketable securities utilized to satisfy these collateral requirements will depend on the relative cost of the issuance of letters of credit under the Revolving Credit Facility and our cash position. Any change in cash or marketable securities used as collateral would result in a corresponding change in our available borrowing capacity under the Revolving Credit Facility.

Additionally, under the terms of our fuel swap contracts, we are required to post collateral in the event the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the agreement with the counterparty. As of September 30, 2018, the estimated fair value of our fuel swap contracts was a net gain of $4 million, and we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were also issued under the Revolving Credit Facility. The continued use of letters of credit for this purpose in the future could limit our ability to post letters of credit for other purposes and could limit our borrowing availability under the Revolving Credit Facility. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

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

Fleet and Equipment Financing Arrangements

We have entered into the Fleet Agreement which, among other things, allows us to obtain fleet vehicles through a leasing program. We expect to fulfill substantially all of our vehicle fleet needs through the leasing program under the Fleet Agreement. For the nine months ended September 30, 2018, we acquired $23 million of vehicles through the leasing program under the Fleet Agreement. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement.

Additionally, a portion of our property and equipment is leased through programs outside the scope of the Fleet Agreement. For the nine months ended September 30, 2018, $1 million of property and equipment was acquired through these incremental leasing programs. We anticipate new lease financings, including the Fleet Agreement and incremental leasing programs, for the full year 2018 will range from $25 million to $35 million.

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

Furthermore, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements at American Home Shield and to a subsidiary borrowing arrangement at SMAC. The payments of ordinary and extraordinary dividends by our home service plan and similar subsidiaries (through which we conduct our American Home Shield Segment) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to

us. As of September 30, 2018, the total net assets subject to these third-party restrictions was $194 million. Restrictions related to the regulatory requirements at American Home Shield are not in effect beginning October 1, 2018 subsequent to the spin-off. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

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

	Nine Months Ended
	September 30,
(In millions)	2018	2017
Net cash provided from (used for):
Operating activities	$365	$340
Investing activities	(198)	(48)
Financing activities	(119)	(136)
Discontinued operations	—	1
Effect of exchange rate changes on cash	—	1
Cash (decrease) increase during the period	$47	$159

Operating Activities

Net cash provided from operating activities from continuing operations increased $25 million to $365 million for the nine months ended September 30, 2018 compared to $340 million for the nine months ended September 30, 2017.

Net cash provided from operating activities for the nine months ended September 30, 2018 comprised $363 million in earnings adjusted for non-cash charges, offset, in part, by $11 million in payments related to restructuring and $15 million in payments related to the American Home Shield spin-off and a $29 million decrease in cash required for working capital (a $7 million decrease excluding the working capital impact of accrued interest and taxes). For the nine months ended September 30, 2018, working capital requirements were favorably impacted by seasonal activity, the timing of income tax payments and favorable changes in the timing of payments to certain of our vendors.

Net cash provided from operating activities for the nine months ended September 30, 2017 comprised $367 million in earnings adjusted for non-cash charges, offset, in part, by $2 million in payments related to fumigation matters, $5 million in payments related to restructuring, $3 million in payments related to the AHS spin-off and a $16 million increase in cash required for working capital (a $22 million increase excluding the working capital impact of accrued interest and taxes). For the nine months ended September 30, 2017, working capital requirements were negatively impacted by seasonal activity, offset, in part, by the timing of interest payments on the notes maturing in 2024.

Investing Activities

Net cash used for investing activities from continuing operations was $198 million for the nine months ended September 30, 2018, compared to $48 million for the nine months ended September 30, 2017.

This increase was driven by cash paid for business acquisitions, which increased to $160 million and is net of $1 million of cash acquired, for the nine months ended September 30, 2018, from $12 million for the nine months ended September 30, 2017. Consideration paid in 2018 for the purchase of Copesan, other pest control companies and a master distributor was from cash on hand, deferred purchase price of $42 million and future potential earnouts totaling $12 million payable to sellers. Consideration paid in 2017 for the purchase of a master distributor and for a tuck-in acquisition consisted of cash payments and debt payable to sellers. We expect to continue our tuck-in acquisition program at Terminix and to periodically evaluate other strategic acquisitions.

Capital expenditures increased to $60 million ($52 million net of government grants) for the nine months ended September 30, 2018 from $50 million ($48 million net of government grants) in the nine months ended September 30, 2017 and included recurring capital needs, Global Service Center relocation costs and information technology projects. We anticipate capital expenditures for the full year 2018 will range from $70 million to $80 million, reflecting additional Global Service Center relocation costs, recurring capital needs and the continuation of investments in information systems and productivity enhancing technology. In addition, we expect incremental capital expenditures required to effect the spin-off of American Home Shield will range from

$20 million to $30 million, principally reflecting costs to replicate information technology systems historically shared by our business units. We expect to fulfill our ongoing vehicle fleet needs through vehicle capital leases. We have no additional material capital commitments at this time.

Cash flows used for purchases of securities for the nine months ended September 30, 2018 and 2017 totaled $16 million and $9 million, respectively, and were driven by the purchase of marketable securities at American Home Shield. Cash flows from sales and maturities of securities for nine months ended September 30, 2018 and 2017 totaled $33 million and $23 million, respectively, and was driven by normal maturities of debt securities.

Cash flows used for notes receivable, net, for the nine months ended September 30, 2018 and 2017, totaled $5 million and were a result of a net increase in financing provided by SMAC to our franchisees and retail customers of our operating units.

Financing Activities

Net cash used for financing activities from continuing operations was $119 million for the nine months ended September 30, 2018 compared to $136 million for the nine months ended September 30, 2017.

In connection with the spin-off of the American Home Shield Segment, we borrowed $1 billion under a short-term credit facility on August 1, 2018, the proceeds of which were used to pay $982 million towards its term loan facility resulting in a loss on extinguishment of debt of $10 million for the three and nine months ended September 30, 2018. On August 16, 2018, Frontdoor issued $350 million aggregate principal of 6.75% Senior Notes due 2026, a $650 million senior secured term loan facility and a $250 million senior secured revolving credit facility in favor of the Company. The Company then used the aforementioned indebtedness of Frontdoor to repay the short-term credit facility through a debt-for-debt exchange. In addition, during the nine months ended September 30, 2018, the Company made scheduled principal payments on long-term debt of $127 million, which included a $79 million payment upon maturity of the 2018 Notes using cash on hand from operations. We paid $16 million in debt issuance costs related to the debt transactions entered into in connection with the spin-off of the American Home Shield Segment. We received $6 million from the issuance of common stock upon the exercise of stock options.

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

Contractual Obligations

Our 2017 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2017. As indicated above, in connection with the spin-off of the American Home Shield Segment, we repaid $982 million of our outstanding term loan debt. As of October 1, 2018, we also transferred to Frontdoor all of the liabilities and contractual obligations related to the American Home Shield segment. In addition, we continue to make the contractually required payments, and, therefore, the 2018 obligations and commitments as listed in our 2017 Form 10-K have been reduced by the required payments and the spin-off of American Home Shield.

Off-Balance Sheet Arrangements

As of September 30, 2018 we did not have any significant off-balance sheet arrangements.

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

Information Regarding Forward-Looking Statements

This report contains forward-looking statements and cautionary statements. Forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements are subject to known and unknown risks and uncertainties including, but not limited to: the incurrence of significant transaction costs, the impact of the spin-off on the businesses of ServiceMaster and Frontdoor, and the failure to achieve anticipated benefits of the spin-off.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, our quarterly report on Form 10-Q for the quarter ended June 30, 2018 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above could cause actual results and outcomes to differ from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•	our ability to obtain the benefits from the spin-off of American Home Shield;
•	the incurrence of significant transaction costs;
•	our ability to attract and retain key personnel, including our ability to attract, retain and maintain positive relations with trained workers and third-party contractors;
•	our ability to successfully implement our business strategies;
•

risks associated with acquisitions, including, without limitation, retaining customers from businesses acquired, difficulties in integrating acquired businesses and achieving expected synergies therefrom;

•	resolution of fumigation related matters;
•	lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•	compliance with, or violation of, environmental, health and safety laws and regulations;
•	cyber security breaches, disruptions or failures in our information technology systems and our failure to protect the security of personal information about our customers;
•	adverse weather conditions;
•	weakening general economic conditions, unemployment and consumer confidence or spending levels;
•	our ability to generate the significant amount of cash needed to fund our operations and service our debt obligations;
•	adverse credit and financial markets impeding access, increasing financing costs or causing our customers to incur liquidity issues leading to some of our services not being purchased or cancelled;
•	increase in prices for fuel and raw materials, and in minimum wage levels;
•	changes in the source and intensity of competition in our market segments;
•	our franchisees, subcontractors, third-party distributors and vendors taking actions that harm our business;
•	changes in our services or products;
•	our ability to protect our intellectual property and other material proprietary rights;
•	negative reputational and financial impacts resulting from future acquisitions or strategic transactions;
•	laws and governmental regulations increasing our legal and regulatory expenses;
•	increases in interest rates increasing the cost of servicing our substantial indebtedness;
•	increased borrowing costs due to lowering or withdrawal of the ratings, outlook or watch assigned to our debt securities;
•	restrictions contained in our debt agreements;
•	the effects of our substantial indebtedness and the limitations contained in the agreements governing such indebtedness; and
•	other factors described in this report and from time to time in documents that we file with the SEC.

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

Interest Rate Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. In our opinion, the market risk associated with debt obligations and other significant instruments as of September 30, 2018 has not materially changed from December 31, 2017 (see Item 7A of the 2017 Form 10-K).

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 12 million gallons of fuel in 2018.  As of September 30, 2018, a 10 percent change in fuel prices would result in a change of approximately $3 million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of September 30, 2018, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $30 million, maturing through 2019. The estimated fair value of these contracts as of September 30, 2018 was a net asset of $4 million. These fuel swap contracts provide a fixed price for approximately 81 percent and 77 percent of our estimated fuel usage for the remainder of 2018 and 2019, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer, Nikhil M. Varty, and Senior Vice President and Chief Financial Officer, Anthony D. DiLucente, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Varty and DiLucente have concluded that both the design and operation of our disclosure controls and procedures were effective as of September 30, 2018.

Changes in internal control over financial reporting

No changes in our internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the matter discussed above, in the ordinary course of conducting business activities, we and our subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured matters that are brought on an individual, collective, representative and class action basis, or other proceedings involving regulatory, employment, general and commercial liability, automobile liability, wage and hour, environmental and other matters. We have entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court or other approvals, and which require compliance with the terms of the agreements. If one or more of our settlements are not finally approved and implemented, we could have additional or different exposure, which could be material. Subject to the paragraphs above, we do not expect any of these proceedings to have a material effect on our reputation, business, financial position, results of operations or cash flows; however, we can give no assurance that the results of any such proceedings will not materially affect our reputation, business, financial position, results of operations and cash flows. See Note 6 to the condensed consolidated financial statement for more details.

ITEM 1A. RISK FACTORS

We discuss in our 2017 Form 10-K, our quarterly report on Form 10-Q for the quarter ended June 30, 2018 (the “2018 Q2 10-Q”) and our other filings with the SEC various risks that may materially affect our business.  There have been no material changes to the risk factors disclosed in the 2017 Form 10-K and the 2018 Q2 10-Q. The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report, together with those previously disclosed in the 2017 Form 10-K and the 2018 Q2 10-Q and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Regarding Forward-Looking Statements” above.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1

Separation and Distribution Agreement, dated as of September 28, 2018, by and between ServiceMaster Global Holdings, Inc. and frontdoor, inc. is incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc., filed October 1, 2018.

4.1

Indenture, dated as of August 16, 2018, among frontdoor, inc., the subsidiary guarantors named therein, and Wilmington Trust, National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc., filed August 20, 2018.

4.2

First Supplemental Indenture, dated as of August 16, 2018, among frontdoor, inc., the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc., filed August 20, 2018.

10.1

Transition Services Agreement, dated as of September 28, 2018, by and between ServiceMaster Global Holdings, Inc. and frontdoor, inc. is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc., filed October 1, 2018.

10.2

Tax Matters Agreement, dated as of September 28, 2018, by and between ServiceMaster Global Holdings, Inc. and frontdoor, inc. is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc., filed October 1, 2018.

10.3

Employee Matters Agreement, dated as of September 28, 2018, by and between ServiceMaster Global Holdings, Inc. and frontdoor, inc. is incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc., filed October 1, 2018.

10.4

Stockholder and Registration Rights Agreement, dated as of September 28, 2018, by and between ServiceMaster Global Holdings, Inc. and frontdoor, inc. is incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc., filed October 1, 2018.

10.5

Credit Agreement, dated as of August 16, 2018, among frontdoor, inc., as borrower, The ServiceMaster Company, LLC, as initial term loan lender, JPMorgan Change Bank, N.A., as administrative agent, and the other lenders and agents party thereto from time to time, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc., filed August 20, 2018.

10.6

Credit Agreement, dated as of August 1, 2018, among The ServiceMaster Company, LLC, JPMorgan Chase Bank N.A., as administrative agent, the lenders and other financial institutions party thereto, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc. filed August 7, 2018.

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

Date: November 7, 2018

SERVICEMASTER GLOBAL HOLDINGS, INC.
(Registrant)

By:	/s/ Anthony D. DiLucente
Anthony D. DiLucente
Senior Vice President and Chief Financial Officer (Principal Financial Officer)