Form 10-K
period 2018-12-31
SERVICEMASTER GLOBAL HOLDINGS INC
filed 2019-03-01
CIK 1428875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-K

________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

As of June 30, 2018, there were 135,557,005 shares of the registrant’s common stock outstanding, and the aggregate market value of the voting stock held by non-affiliates (assuming only for purposes of this computation that individuals then serving as our directors and executive officers may be affiliates) was approximately $8 billion based on the closing price of common stock on the NYSE on June 29, 2018 of $59.47 per share (reflecting historical stock prices in advance of the spin-off of the American Home Shield business, which occurred on October 1, 2018; stock prices have since been re-indexed to give effect to the spin-off).

The number of shares of the registrant’s common stock outstanding as of February 25, 2019:  135,880,104 shares of common stock, par value $0.01 per share.

Documents incorporated by reference:

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2019 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2018.

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

Overview

ServiceMaster Global Holdings, Inc. and its majority-owned subsidiary partnerships, limited liability companies and corporations (collectively, “ServiceMaster,” the “Company,” “we,” “us” and “our”) is a leading provider of essential services to residential and commercial customers in the termite, pest control, cleaning and restoration markets, operating through an extensive service network of more than 8,000 company‑owned locations and franchise and license agreements. Our mission is to simplify and improve the quality of our customers’ lives by delivering services that help them protect and maintain their homes or businesses, typically their most highly valued assets. We have leading positions across the majority of the segments we serve, as measured by customer‑level revenue. Our portfolio of well‑recognized brands includes Terminix (residential termite and pest control), Terminix Commercial (commercial termite and pest control), Copesan (commercial national accounts pest management), ServiceMaster Restore (restoration), ServiceMaster Clean (commercial cleaning), Merry Maids (residential cleaning), Furniture Medic (cabinet and furniture repair) and AmeriSpec (home inspections). Our strategy is to provide a differentiated service offering by promoting convenient service through the increasing use of our digital and mobile platform. We serve our residential and commercial customers through an employee base of approximately 10,700 company associates and an estimated 34,000 employees of licensed franchisors.

For the year ended December 31, 2018, we had revenue, net loss and Adjusted EBITDA of $1,900 million, $41 million and $398 million, respectively. In 2018, Terminix, our largest segment, represented approximately 87 percent of our revenue, while ServiceMaster Brands, formerly referred to as our Franchise Services Group, represented approximately 13 percent of our revenue. For a reconciliation of net (loss) income to Adjusted EBITDA, see “Selected Financial Data.”

Approximately 97 percent of our 2018 revenue was generated by sales and services in the United States. A significant portion of our assets are located in the United States, and the consolidated book value of all assets located outside of the United States is not material. Organized in Delaware in 2007, ServiceMaster is the successor to various entities dating back to 1929. Financial information for each reportable segment and Corporate for 2018, 2017 and 2016 is contained in Note 4 to the consolidated financial statements.

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

We have significant size and scale, which we believe give us a number of competitive advantages. Terminix is one of the largest termite and pest control businesses in the United States, as measured by customer‑level revenue, and serves approximately 2.8 million customers across 47 states and the District of Columbia through approximately 310 company‑owned locations and approximately 100 franchise locations. ServiceMaster Brands serves both residential and commercial customers across all 50 states and the District of Columbia through approximately 4,600 franchise agreements. We believe our significant size and scale provide a competitive advantage in our purchasing power, route density and marketing and operating efficiencies compared to smaller local and regional competitors. Our scale also facilitates the standardization of processes, shared learning and talent development across our entire organization.

We believe our businesses are strategically positioned to benefit from a number of favorable demographic and secular trends. These trends include growth in population, household formation and new and existing home sales as well as increasing regulation of commercial pest control services. In addition, we believe there is increasing demand for outsourced services, fueled by a trend toward “do‑it‑for‑me” as a result of an aging population and shifts in household structure and behaviors, such as dual‑income families and consumers with “on‑the‑go” lifestyles.

Our Reportable Segments

Our operations are organized into two reportable segments: Terminix (which includes Terminix, Terminix Commercial and Copesan) and ServiceMaster Brands (which includes ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec).

Terminix

Terminix is a leading provider of residential and commercial termite and pest control services in the United States. Terminix specializes in protection against termite damage, rodents, insects and other pests, including cockroaches, spiders, wood‑destroying ants, ticks, fleas, mosquitos and bed bugs. Our services include termite remediation, annual termite inspection and prevention treatments with termite damage repair guarantees, periodic pest control services, insulation services, crawlspace encapsulation and wildlife exclusion.

For the year ended December 31, 2018, Terminix recorded revenue of $1,655 million and Adjusted EBITDA of $333 million. In 2018, 59 percent of Terminix revenue was generated from pest control services and 36 percent was generated from termite and home services, which includes crawlspace encapsulation, wildlife exclusion and insulation services, with the remaining five percent primarily from the distribution of pest control products. In 2018, 67 percent and 33 percent of pest control revenue was related to residential services and commercial services, respectively, and 93 percent and seven percent of revenue from termite and home services was related to residential and commercial services, respectively.

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

Our focus on attracting and retaining customers begins with our associates in the field, who interact with our customers every day. Our associates bring a strong level of passion and commitment to the Terminix brand, as evidenced by the 9‑year and 8‑year average tenure of our branch managers and technicians, respectively. Our field organization is supported by dedicated customer service and customer care center personnel. Our culture of continuous improvement drives an intense focus on the quality of the services delivered, which we believe produces high levels of customer satisfaction and, ultimately, customer retention and referrals.

The Terminix national branch structure includes approximately 310 company-owned locations and approximately 100 franchise locations, which serve approximately 2.8 million customers in 47 states and the District of Columbia. Terminix’s approximately 9,600 employees made a daily average of 50,000 visits to residential and commercial customer locations during 2018. Terminix also provides termite and pest control services through subsidiaries in Canada, Mexico, the Caribbean and Central America, as well as a joint venture in India. In addition, licensees of Terminix provide these services in Japan, South Korea, Southeast Asia, Central America and the Middle East. In 2018, substantially all Terminix revenue was generated in the United States, with approximately two percent derived from international markets, with a presence in a total of 19 countries outside the United States through subsidiaries, a joint venture and licensing arrangements. Franchise fees from Terminix franchisees represented less than one percent of Terminix revenue in 2018. We estimate that customer‑level revenue for this segment was $2,003 million for the year ended December 31, 2018. Customer‑level revenue represents the total of our estimate of revenue generated by our franchisees, a portion of which is included in our reported revenue from royalty fees, and revenue generated by our company‑owned operations. More specifically, customer level revenue means: Terminix revenue of $1,655 million, less royalty fees of $11 million, plus estimated sales generated by our franchisees of $359 million.

Terminix Competitive Strengths

•	#1 recognized brand in U.S. termite and pest control services
•	Passionate and committed associates focused on delivering superior customer service
•	Expansive scale and deep presence across a national footprint
•	Effective multi‑channel customer acquisition strategy
•	History of innovation leadership and introducing new products and services

ServiceMaster Brands

ServiceMaster Brands consists of ServiceMaster Restore (restoration), ServiceMaster Clean (commercial cleaning), Merry Maids (residential cleaning), Furniture Medic (cabinet and furniture repair) and AmeriSpec (home inspection) businesses. Our businesses in this segment operate principally through franchisees.

For the year ended December 31, 2018, ServiceMaster Brands recorded revenue of $244 million and Adjusted EBITDA of $89 million. In 2018, approximately 54 percent of our revenue in this segment consisted of ongoing monthly royalty fees. Royalty fees are the amounts paid to us by our franchisees and are based upon a percentage of our franchisees’ customer‑level revenue. We estimate that the customer‑level revenue for this segment was $2,636 million for the year ended December 31, 2018. Customer level revenue means: ServiceMaster Brands revenue of $244 million, less royalty fees of $132 million, plus estimated sales generated by our franchisees of $2,519 million.

We believe that each business holds a leading position in its respective category and that our scale and national presence create competitive advantages for us in attracting and retaining franchisees, commercial customers and insurance partners. We are able to invest in best‑in‑class systems, training and process development, provide multiple levels of marketing support and direct new business leads to our franchisees through our relationships with major insurance carriers and national account customers. The depth of our franchisee support is evidenced by the long average tenure of our franchisees, many of whom have partnered with ServiceMaster for over 25 years. ServiceMaster Brands serves both residential and commercial customers across all 50 states and the District of Columbia through approximately 4,600 franchise agreements, with additional locations in 10 other countries.

ServiceMaster Brands Competitive Strengths

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

American Home Shield Spin-off

On October 1, 2018, we completed the previously announced separation of our American Home Shield business (the “Separation”). The Separation was effectuated through a pro rata dividend (the “Distribution”) to the Company’s stockholders of approximately 80.2 percent of the outstanding shares of common stock of frontdoor, inc. (“Frontdoor”), which was formed as a wholly owned subsidiary of the Company to hold our American Home Shield business. As a result of the Distribution, Frontdoor is an independent public company that trades on the Nasdaq Global Select Market under the symbol “FTDR.”

The Distribution was made to our stockholders of record as of the close of business on September 14, 2018 (the “Record Date”), and such stockholders received one share of Frontdoor common stock for every two shares of ServiceMaster common stock held as of the close of business on the Record Date. We distributed 67,781,527 shares of common stock of Frontdoor in the Distribution and retained 16,734,092 shares, or approximately 19.8 percent of the common stock of Frontdoor immediately following the Distribution. This investment is accounted for as an available for sale security. We currently intend to responsibly dispose of all the Frontdoor common stock we retained after the Distribution through one or more subsequent exchanges for debt by June 14, 2019, in accordance with terms set forth in a private letter ruling with the Internal Revenue Service (“IRS”) governing the tax-free status of the Distribution.

The American Home Shield segment is reported in this Annual Report on Form 10-K in discontinued operations. See Note 8 to the consolidated financial statements for further information.

Our Opportunity

Termite and Pest Control Industry

The outsourced segment for residential and commercial termite and pest control services in the United States was approximately $8.6 billion in 2017, according to Specialty Consultants, LLC. We estimate that there are approximately 20,000 U.S. termite and pest control companies, nearly all of which have fewer than 100 employees.

Termites are responsible for an estimated $5 billion in home damage in the United States annually, according to the National Pest Management Association. The termite control industry provides treatment and inspection services to residential and commercial property owners for the remediation and prevention of termite infestations. We believe homeowners value quality and reliability over price in choosing professional termite control services, as the cost of most professional treatments is well below the potential cost of inaction or ineffective treatment. As a result, we believe the demand for termite remediation services is relatively insulated from changes in consumer spending. In addition to remediation services, the termite control industry offers periodic termite inspections and preventative treatments to residential and commercial property owners in areas with high termite activity, typically through annual contracts. These annual contracts may carry guarantees that protect the property owner against the cost of structural damage caused by a termite infestation. Termites can cause significant damage to a structure before becoming visible to the untrained eye, highlighting the value proposition of professional preventative termite services. As a result, the termite control industry experiences high renewal rates on annual preventative inspection and treatment contracts and revenues from such contracts are generally stable and recurring.

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

ServiceMaster Brands Industries

Restoration (ServiceMaster Restore). We estimate that the North American restoration segment was approximately $43 billion in 2018, just over one-half of which is related to residential customers and the remainder related to commercial customers. This market primarily includes mitigation and reconstruction of fire and flood related damages for both commercial and residential customers.  Most emergency response mitigation and reconstruction needs result from regularly occurring emergency situations, such as burst pipes and kitchen fires, for residential and commercial customers. Extreme weather events and natural disasters also provide demand for mitigation and reconstruction services. Critical factors in the selection of an emergency response service provider are the firm’s reputation, relationships with insurers, available resources, proper insurance and credentials, quality of service, timeliness and responsiveness. This segment is highly fragmented, with the main competition coming from Servpro Industries, Inc., Belfor, a subsidiary of Belfor Europe GmbH, Interstate Restoration and FirstOnSite (operating brands of Global Restorations Holdings, LLC and Bellwether FOS Holdco, Inc.), BMS CAT, Inc., Paul Davis and Stanley Steemer International, Inc. We believe there are opportunities for growth for scaled service providers.

Cleaning (ServiceMaster Clean, Merry Maids). We estimate that the U.S. cleaning market was approximately $78 billion in 2018. This market includes commercial cleaning national accounts in the commercial market serviced through ServiceMaster Clean as well as residential cleaning provided through the Merry Maids brand. The segment is highly fragmented with most competition coming from local, independently-owned firms the majority of which has five or fewer employees. Other national competitors in the various markets include ABM Industries Incorporated and Molly Maid, Inc., among others. We believe our strong brand name and nationwide footprint give us a differentiated offering and competitive advantage in the market.

Our Competitive Strengths

#1 Positions in Large, Fragmented and Growing Segments. We are a leading provider of essential residential and commercial services in the majority of segments in which we operate. Our segments are generally large, growing and highly fragmented, and we believe we have significant advantages over smaller local and regional competitors. We have spent decades developing a reputation built on reliability and superior quality and service. As a result, we enjoy industry leading brand awareness and a reputation for high‑quality customer service, both of which serve as key drivers of our customer acquisition efforts. Our nationwide presence also allows our brands to effectively serve both local residential customers and large national commercial accounts and to capitalize on lead generation sources such as large real estate agencies and insurance carriers. We believe our size and scale provide us a competitive advantage in our purchasing power, route density and marketing and operating efficiencies compared to smaller local and regional competitors. Our scale also facilitates the standardization of processes, shared learning and talent development across our entire organization.

Diverse Revenue Streams across Customers and Geographies. ServiceMaster is diversified in terms of customers and geographies. We operate in all 50 states and the District of Columbia. Our Terminix business, which accounted for 87 percent of our revenue in 2018, served approximately 2.8 million customers. Our diverse customer base and geographies help to mitigate the effect of adverse market conditions and other risks in any particular geography or customer segment we serve. We therefore believe the size and scale of our company provide us with added protection from risk relative to our smaller local and regional competitors.

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

Capital‑Light Business Model. Our business model is characterized by strong Adjusted EBITDA margins, negative working capital and limited capital expenditure requirements. For the years ended December 31, 2018, 2017 and 2016, our net cash provided from operating activities from continuing operations was $229 million, $204 million and $148 million, respectively, and our property additions were $41 million (net of government grants received of $7 million), $66 million (net of government grants received of $2 million) and $46 million, respectively. Free Cash Flow was $187 million, $139 million and $103 million for the years ended December 31, 2018, 2017 and 2016, respectively. For a reconciliation of Free Cash Flow to net cash provided from operating activities from continuing operations, which we consider to be the most directly comparable financial measure presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), see “Selected Financial Data.”

Resilient Financial Model with Track Record of Consistent Performance.

Solid revenue and Adjusted EBITDA growth through business cycles. Our consolidated revenue and Adjusted EBITDA compound annual growth rates from 2013 through 2018 were four percent and five percent, respectively. We believe that our strong performance is attributable to the essential nature of our services, our strong value proposition and management’s focus on driving results through strategic investment and operational execution.

Solid margins with attractive operating leverage and productivity improvement initiatives. Our business model enjoys inherent operating leverage stemming from route density and fixed investments in infrastructure and technology, among other factors. This allows us to generate productivity to expand margins through a variety of initiatives, including metric‑driven continuous improvement in our customer care centers, application of consistent process guidelines at the branch level, leveraging size and scale to improve the sourcing of labor and materials and deploying shared services models. We have also deployed mobility solutions and routing and scheduling systems across many of our businesses in order to enhance overall efficiency and reduce operating costs.

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

Operational and Customer Service Excellence Driven by Superior Employee Development. We are constantly focused on improving customer service. The customer experience is at the foundation of our business model and we believe that each employee is an extension of ServiceMaster’s reputation. We employ rigorous hiring and training practices and continuously analyze our operating metrics to identify potential improvements in service and productivity. Technicians in our Terminix branches have an average tenure of eight years, creating continuity in customer relationships and ensuring the development of best practices based on on‑the‑ground experience. We also provide our field personnel with access to sophisticated data management and mobility tools which enable them to drive efficiencies, improve customer service and ultimately grow our customer base and profitability.

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

National accounts platform. Our acquisition of Copesan Services, Inc. (“Copesan”) in 2018 broadens our national account service offerings in commercial pest control and provides us with the opportunity to expand into combined offerings in the future. These national accounts customers operate multi-location businesses that pair well with our national footprint.

Grow Our Commercial Business. Our revenue from commercial customers comprised approximately 15 percent of our 2018 revenue. We believe we are well positioned to leverage our national coverage, brand strength and broad service offerings to target large multi‑regional accounts. We believe these capabilities provide us with a meaningful competitive advantage, especially compared to smaller local and regional competitors. We recognize that many of these large accounts seek to outsource or reduce the number of vendors used for certain services and, accordingly, we have reenergized our marketing approach in this channel. At Terminix, for example, we have hired a dedicated sales team to focus on the development of commercial sales. Our commercial expansion strategy targets industries with a demonstrated need for our services, including healthcare, manufacturing, warehouses, hotels and commercial real estate.

Expand Our Geographic Segments. Through detailed assessments of local economic conditions and demographics, we have identified target segments for expansion, both in existing segments, where we have capacity to increase our local position, and in new geographies, where we see opportunities. In addition to geographic expansion opportunities within the United States, we may also grow our international presence through strategic franchise expansions, additional licensing agreements and/or Company operated subsidiaries.

Enhance Our Profitability. Historically, we have a track record of being able to source and purchase targets at attractive prices and successfully integrate them into our business. We have and will continue to invest in initiatives designed to improve our margins and drive profitable growth. We have been able to increase productivity across our segments through actions such as continuous process improvement, targeted systems investments, sales force initiatives and technician mobility tools. We also focus on strategically capitalizing on our purchasing power to achieve more favorable pricing and terms. In addition, we have implemented tools and processes to centralize and systematize pricing decisions. These tools and processes enable us to optimize pricing at the local and product levels while creating a flexible and scalable pricing architecture that is fully scalable across our business. We intend to leverage these investments as well as identify further opportunities to enhance profitability. We also evaluate our brands periodically to determine which vehicle to market or ownership strategy optimizes total value creation and our profitability.

Pursue Selective Acquisitions. From 2014 through 2018, we have completed approximately 75 acquisitions. In 2018, we completed a total of 20 acquisitions, including Copesan and the acquisitions of a Terminix franchisee and a ServiceMaster Restore master distributor, for a total purchase price of $254 million. In 2017, we completed four pest control acquisitions and purchased a ServiceMaster Clean master distributor, within the ServiceMaster Brands, for a total purchase price of $16 million. We anticipate that the highly fragmented nature of our segments will continue to create opportunities for further consolidation. In the future, we intend to continue to take advantage of tuck‑in as well as strategic acquisition opportunities, particularly in underserved geographies where we can enhance and expand our service capabilities. We seek to use acquisitions to expand our capabilities, geographic footprint and talent levels. We may also pursue acquisitions as vehicles for strategic international expansion.

Sales and Marketing

We market our services to both homeowners and businesses on a national and local level through various means, including the internet, direct mail, television and radio advertising, print advertisements, marketing partnerships, telemarketing, various social media channels and through national sales teams.

Franchises

Franchises are important to the Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. In 2018, 2017 and 2016, total franchise fees (monthly royalty fees as well as initial fees from sales of franchises and licenses) were $149 million, $143 million and $135 million, respectively, related franchise operating expenses were $62 million, $56 million and $52 million, respectively, and total profits from our franchised operations were $87 million, $87 million and $83 million, respectively. Nearly all of the franchise fees received by our ServiceMaster Brands segment are derived from the ServiceMaster Restore, ServiceMaster Clean and Merry Maids businesses. Franchise fees from our Terminix franchisees represented less than one percent of Terminix revenue for each of those years. We evaluate the performance of our franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. Franchise agreements entered into in the course of these businesses are generally for a term of five years. The majority of these franchise agreements are renewed prior to expiration. Internationally, we have license agreements, whereby licensees provide services under our brand names that would ordinarily be provided by franchisees in the United States. The majority of international licenses are for 10‑year terms.

Customers and Geographies

We have no single customer that accounts for more than two percent of our consolidated revenue. Neither of our reportable segments are dependent on a single customer or a few customers, the loss of which would have a material adverse effect on the segment. A significant percentage of our revenue is concentrated in the southern and western regions of the U.S. In our Terminix segment, California, Texas and Florida collectively accounted for approximately one‑third of our revenue in 2018.

Competition

We compete in residential and commercial services industries, focusing on residential and commercial termite and pest control, commercial national accounts pest management, restoration, commercial cleaning, residential cleaning, cabinet and furniture repair and home inspections. We compete with many other companies in the sale of our services, franchises and products. The principal methods of competition in our businesses include quality and speed of service, brand awareness and reputation, customer satisfaction, pricing and promotions, professional sales forces, contractor network and referrals. While we compete with a broad range of competitors in each discrete segment, we do not believe that any of our competitors provides all of the services we provide in all of the segments we serve. All of the primary segments in which we operate are highly fragmented.

Residential and Commercial Termite and Pest Control

Competition in the industry for professional termite and pest control services in the United States comes primarily from smaller regional and local, independently-owned firms, as well as from Orkin, Inc. (a subsidiary of Rollins, Inc.), Ecolab, Inc., Rentokil Initial, plc. and Anticimex, all of which compete nationally.

Commercial National Accounts Pest Management

Competition in industry for national account pest management services in the United States comes primarily from Orkin, Inc. and Rentokil Initial, plc., both of which compete nationally.

Restoration, Emergency Response and Related Services

Competition in the industry for restoration, emergency response and related services comes mainly from local, independently-owned firms and a few national professional cleaning companies, such as Servpro Industries, Inc., Belfor, a subsidiary of Belfor Europe GmbH, Interstate Restoration and FirstOnSite (operating brands of Global Restoration Holdings, LLC and Bellwether FOS Holdco, Inc.), BMS CAT, Inc., Paul Davis and Stanley Steemer International, Inc.

Commercial Cleaning

Competition in the industry for commercial cleaning services comes mainly from local, independently‑owned firms and a few national professional janitorial firms such as ABM Industries Incorporated, Jani‑King International, Inc., Aramark and Jan-Pro Franchise International, Inc.

Residential Cleaning

Competition in the industry for residential cleaning services comes mainly from local, independently-owned firms, and from a few national companies such as The Maids International, Inc., Molly Maid, Inc. and The Cleaning Authority, LLC.

Information Technology

We have invested in information systems and software packages designed to allow us to grow efficiently and scale across our organization, while retaining local and regional flexibility. We believe this capability provides us with a competitive advantage in our operations. Our sophisticated IT systems enable us to provide a high level of convenience and service to our customers. In 2018, we announced our partnership with Salesforce to replace legacy operating systems as part of a fundamental reimagining of our operating model which will provide a full 360-degree vision of the customer and enable more data driven decision making.

Employees

The average number of persons employed by us during 2018 was approximately 10,700.

Intellectual Property

We hold various service marks, trademarks and trade names, such as ServiceMaster, Terminix, Copesan, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec, that we deem particularly important to the advertising activities conducted by each of our reportable segments as well as the franchising activities conducted by certain reportable segments. As of December 31, 2018, we had marks that were protected by registration (either by direct registration or by treaty) in the United States and approximately 80 other countries.

Insurance

We maintain insurance coverage that we believe is appropriate for our business, including workers’ compensation, auto liability, general liability, umbrella and property insurance. In addition, we provide various insurance coverages, including deductible reimbursement policies, to our business units through our wholly‑owned captive insurance company.

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

These international, federal, state, provincial and local laws and regulations include laws relating to consumer protection, wage and hour, deceptive trade practices, permitting and licensing, state contractor laws, real estate settlements, workers’ safety, tax, healthcare reforms, franchise-related issues, collective bargaining and other labor matters, environmental and employee benefits. The Terminix business must also meet certain Department of Transportation and Federal Motor Carrier Safety Administration requirements with respect to certain vehicles in its fleet. Terminix is regulated by federal, state and local laws, ordinances and regulations which are enforced by pest control boards, environmental protection agencies and similar government entities. Terminix, Copesan, ServiceMaster Clean and Merry Maids use products containing ingredients regulated by the U.S. Environmental Protection Agency (the “EPA”), and ServiceMaster Clean is subject to licensing and certification requirements for applying disinfectants, sanitizers and other EPA registered products in certain states. AmeriSpec is regulated by various state and local home inspection laws and regulations.

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

Terminix is regulated under many federal and state environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Superfund Amendments and Reauthorization Act of 1986, the Federal Environmental Pesticide Control Act of 1972, the Federal Insecticide, Fungicide and Rodenticide Act of 1947, the Resource Conservation and Recovery Act of 1976, the Clean Air Act, the Emergency Planning and Community Right‑to‑Know Act of 1986, the Oil Pollution Act of 1990 and the Clean Water Act of 1977, each as amended.

We cannot predict the effect of possible future environmental laws on our operations. Changes in, or new interpretations of, existing laws, regulations or enforcement policies, the discovery of previously unknown contamination, or the imposition of other environmental liabilities or obligations in the future, may lead to additional compliance or other costs. During 2018, there were no material capital expenditures for environmental control facilities, and there are no material expenditures anticipated for 2019 or 2020 related to such facilities.

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

Available Information

ServiceMaster maintains a website at http://www.servicemaster.com that includes a hyperlink to a website maintained by a third party where ServiceMaster’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge as soon as reasonably practicable following the time that they are filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information found on the Company’s website is not a part of this or any other report filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS

You should carefully consider the factors described below, in addition to the other information set forth in this Annual Report on Form 10-K. These risk factors are important to understanding the contents of this Annual Report on Form 10-K and of other reports. Our reputation, business, financial position, results of operations and cash flows are subject to various risks. The risks and uncertainties described below are not the only ones relevant to us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially and adversely affect our reputation, business, financial position, results of operations and cash flows. The risk factors generally have been separated into four groups: risks related to our businesses and our industries, risks related to our substantial indebtedness, risks related to our common stock and risks related to the spin-off of the American Home Shield business.

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

Our results of operations are dependent upon consumer spending. Deterioration in general economic conditions and consumer confidence, particularly in California, Texas and Florida, which collectively represented approximately one-third of our revenue in 2018, could affect the demand for our services. Consumer spending and confidence tend to decline during times of declining economic conditions. A worsening of macroeconomic indicators, including weak home sales, higher home foreclosures, declining consumer confidence or rising unemployment rates, could adversely affect consumer spending levels, reduce demand for our services and adversely impact our businesses, financial position, results of operations and cash flows.

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

The demand for our services and our results of operations are affected by weather conditions, including, without limitation, potential impacts, if any, from climate change, known and unknown, and by the seasonal nature of our termite and pest control services, home inspection services and restoration services. Adverse weather conditions (e.g., cooler temperatures or droughts), whether created by climate change factors or otherwise, can impede the development of termite swarms and lead to lower demand for our termite control services. Extreme or unpredictable weather conditions could materially adversely impact our businesses, financial position, results of operations and cash flows.

Increases in raw material prices, fuel prices and other operating costs could adversely impact our businesses, financial position, results of operations and cash flows.

Our financial performance may be adversely affected by increases in the level of our operating expenses, such as fuel, chemicals, raw materials, wages and salaries, employee benefits, health care, vehicle maintenance, contractor costs, self‑insurance costs and other insurance premiums, as well as various regulatory compliance costs, all of which may be subject to inflationary pressures.

Fuel prices are subject to market volatility. Our fleet has been negatively impacted by significant increases in fuel prices in the past and could be negatively impacted in the future. Previous increases in fuel prices increased our costs of operating vehicles and equipment. Although fuel prices remained relatively stable during 2018, there can be no assurances that rates will not fluctuate materially in future years. We cannot predict what effect global events could have on fuel prices, but it is possible that such events could lead to higher fuel prices. Although we hedge a significant portion of our fuel costs, we do not hedge all of those costs. We expect to use approximately 14 million gallons of fuel in 2019. As of December 31, 2018, a 10 percent change in fuel prices would result in a change of approximately $3 million in our annual fuel cost before considering the impact of fuel swap contracts. Fuel price increases can also result in increases in the cost of chemicals and other materials used in our businesses. We cannot predict the extent to which we may experience future increases in costs of fuel, chemicals, refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits, health care, vehicle maintenance, contractor costs, self‑insurance costs and other insurance premiums, as well as various regulatory compliance costs and other operating costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, which could have a material adverse impact on our businesses, financial position, results of operations and cash flows.

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

Our businesses are subject to significant international, federal, state, provincial and local laws and regulations. These laws and regulations include laws relating to consumer protection, wage and hour requirements, franchising, the employment of immigrants, labor relations, permitting and licensing, building code requirements, workers’ safety, the environment, insurance coverages, sales tax collection and remittance, employee benefits, marketing (including, without limitation, telemarketing) and advertising, the application and use of pesticides and other chemicals. In particular, we anticipate that various international, federal, state, provincial and local governing bodies may propose additional legislation and regulation that may be detrimental to our businesses or may substantially increase our operating costs, including increases in the minimum wage; environmental regulations related to chemical use, climate change and other environmental matters; health care coverage; or “do‑not‑call” or other marketing regulations. While we do not consider ourselves to be an insurance company, the IRS or state agencies could deem us to be taxed as such, which could impact the timing of our tax payments.

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

For the years ended December 31, 2018, 2017 and 2016, $149 million, $143 million and $135 million, respectively, of our consolidated revenue was received in the form of franchise revenues. Accordingly, our financial results are dependent in part upon the operational and financial success of our franchisees. Our franchisees, subcontractors, third‑party distributors and vendors are contractually obligated to operate their businesses in accordance with the standards set forth in our agreements with them. Each franchising brand also provides training and support to franchisees. However, franchisees, subcontractors, third‑party distributors and vendors are independent third parties that we do not control, and who own, operate and oversee the daily operations of their businesses. As a result, the ultimate success of any franchise operation rests with the franchisee. If franchisees do not successfully operate their businesses in a manner consistent with required standards, royalty payments to us will be adversely affected and our brands’ image and reputation could be harmed, which in turn could adversely impact our business, financial position, results of operations and cash flows. Similarly, if third‑party distributors, subcontractors, vendors and franchisees do not successfully operate their businesses in a manner consistent with required laws, standards and regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third‑party distributors, subcontractors, vendors and franchisees. In addition, our relationship with our franchisees, third‑party distributors, subcontractors and vendors could become strained (including resulting in litigation) as we impose new standards or assert more rigorous enforcement practices of the existing required standards. These strains in our relationships or claims could have a material adverse impact on our reputation, businesses, financial position, results of operations and cash flows.

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

We may experience difficulties implementing our new Salesforce platform.

We are engaged in a multi-year implementation of a new system in partnership with Salesforce that will integrate all legacy operating systems onto a single platform accessible by all. The new system will continue to require significant investment of human and financial resources. In implementing the system, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the system could adversely affect our ability to process work orders, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. In addition, our efforts to centralize various business processes within our organization in connection with this implementation may disrupt our operations and negatively impact our business, results of operations and financial condition.

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

Our ability to compete effectively depends in part on our rights to proprietary information, service marks, trademarks, trade names and other intellectual property rights we own or license, particularly our registered brand names, ServiceMaster, Terminix, Copesan, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec. We have not sought to register or protect every one of our marks either in the United States or in every country in which they are or may be used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States. If we are unable to protect our proprietary information and intellectual property rights, including brand names, it could cause a material adverse impact on our reputation, businesses, financial position, results of operations and cash flows. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products, services or activities infringe their intellectual property rights.

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

We may be required to recognize impairment charges.

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

As of December 31, 2018, we had approximately $1.8 billion of total consolidated long-term indebtedness, including the current portion of long-term debt, outstanding.

As of December 31, 2018, there were $33 million of letters of credit outstanding and $267 million of available borrowing capacity under the Revolving Credit Facility. In addition, we are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to you. Because of our substantial indebtedness:

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

Our indebtedness has primarily non-investment grade ratings, and any rating, outlook or watch assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, current or future circumstances relating to the basis of the rating, outlook or watch, such as adverse changes to our businesses, so warrant. Any future lowering of our ratings, outlook or watch likely would make it more difficult or more expensive for us to obtain additional debt financing.

The agreements and instruments governing our indebtedness contain restrictions and limitations that could significantly impact our ability to operate our businesses.

The agreements governing the $1,650 million Term Loan Facility maturing November 8, 2023 and the $300 million revolving credit facility maturing November 8, 2021 (collectively, the “Credit Facilities”) contain covenants that, among other things, restrict our ability to:

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

ServiceMaster’s operations are conducted entirely through our subsidiaries, and our ability to generate cash to fund our operations and expenses, to pay dividends or to meet debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries through dividends or intercompany loans. Deterioration in the financial condition, earnings or cash flows of our subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that ServiceMaster needs funds, and its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our businesses, financial condition, results of operations or prospects.

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

In July 2014, we filed a registration statement on Form S-8 under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of (i) stock options granted under these plans and (ii) other equity based awards granted under the ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan (“Omnibus Incentive Plan”), including approximately 4.7 million shares of our common stock that have been sold in the public market through the exercise of stock options as of December 31, 2018, are freely tradable under the Securities Act, unless purchased by our affiliates. As of December 31, 2018, there were stock options outstanding to purchase a total of 1,342,843 shares of our common stock and there were 526,744 shares of our common stock subject to restricted stock units. In addition, 5,817,681 shares of our common stock are reserved for future issuances under our Omnibus Incentive Plan.

On February 24, 2015, our board of directors approved and recommended for approval by our stockholders the ServiceMaster Global Holdings, Inc. Employee Stock Purchase Plan (“Employee Stock Purchase Plan”), which became effective for offering periods commencing July 1, 2015. The Employee Stock Purchase Plan was intended to qualify for the favorable tax treatment under Section 423 of the Code. Under the plan, eligible employees of the Company may purchase common stock, subject to IRS limits, during pre-specified offering periods at a discount established by the Company not to exceed 10 percent of the then current fair market value. On April 27, 2015, our stockholders approved the Employee Stock Purchase Plan with a maximum of one million shares of common stock authorized for sale under the plan. On November 3, 2015, we filed a registration statement on Form S-8 under the Securities Act to register the one million shares of common stock that may be issued under the Employee Stock Purchase Plan and, as a result, all shares of common stock acquired under the Employee Stock Purchase Plan will be freely tradable under the Securities Act, unless purchased by our affiliates. As of December 31, 2018, there were 843,584 shares of our common stock reserved for future issuances under the Employee Stock Purchase Plan. As a result of the Separation, the Employee Stock Purchase Plan was suspended effective January 1, 2018.

Our Compensation Committee amended the Employee Stock Purchase Plan in February 2019 to allow for more frequent purchase periods and to change the allowed 10 percent discount to a company match of 10 percent of employee contributions. The authorized number of shares remaining in the Employee Stock Purchase Plan (843,584) was not changed. The expiration date of the plan was not changed from April 27, 2025. We expect the first purchase under the amended Employee Stock Purchase Plan to begin in July 2019.

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

Risks Related to the Spin-off of the American Home Shield Business

If the distribution, together with certain related transactions, fails to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities.

In connection with the spin-off of Frontdoor, we obtained a private letter ruling from the IRS regarding certain U.S. federal income tax matters relating to the separation and distribution and one or more opinions from our tax advisors, regarding certain U.S. federal income tax matters relating to the separation and the distribution. The IRS private letter ruling and the opinions of tax advisors are based upon and rely on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of Frontdoor and us, including those relating to the past and future conduct of Frontdoor and us. If any of these representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if we or Frontdoor breach any of the representations or covenants contained in any of the separation-related agreements and documents or in any documents relating to the IRS private letter ruling and/or the opinions of tax advisors, the IRS private letter ruling and/or the opinions of tax advisors may be invalid and the conclusions reached therein could be jeopardized.

Notwithstanding receipt of the IRS private letter ruling and the opinions of tax advisors, the IRS could determine that the distribution and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions, or undertakings upon which the IRS private letter ruling or the opinions of tax advisors were based are false or have been violated. In addition, neither the IRS private letter ruling nor the opinions of tax advisors will address all of the issues that are relevant to determining whether the distribution, together with certain related transactions, qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes. Further, the opinions of tax advisors represent the judgment of such tax advisors and are not binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinions of tax advisors. Accordingly, notwithstanding our receipt of the IRS private letter ruling and the opinions of tax advisors, there can be no assurance that the IRS will not assert that the distribution and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail in such a challenge, we and our stockholders could be subject to significant U.S. federal income tax liability.

Under current U.S. federal income tax law, even if the distribution, together with certain related transactions, otherwise qualifies for tax-free treatment, the distribution may nevertheless be rendered taxable to us and our stockholders as a result of certain post-distribution transactions, including certain acquisitions of Frontdoor’s shares or assets. Under the Tax Matters Agreement that we entered into with Frontdoor, Frontdoor may be required to indemnify us against any additional taxes and related amounts resulting from (i) an acquisition of all or a portion of the equity securities or assets of Frontdoor, whether by merger or otherwise, (ii) issuing equity securities beyond certain thresholds, (iii) repurchasing shares of Frontdoor stock other than in certain open-market transactions, (iv) ceasing to actively conduct certain of its businesses, or (v) other actions or failures to act by Frontdoor. However, any such indemnity from Frontdoor may be insufficient to protect us against the full amount of such additional taxes or related liabilities, and Frontdoor may be unable to satisfy any such indemnification obligations fully. Moreover, even if we ultimately succeed in recovering from Frontdoor any amounts for which we are held liable, we may be temporarily required to bear such losses, which could negatively affect our business, results of operations and financial condition.

The value of our retained interest in Frontdoor is subject to certain risks and uncertainties which could make it difficult to dispose of some or all of our retained interest at favorable market prices and could jeopardize the tax treatment of the disposal of such retained interest.

In the Distribution, we retained approximately 19.8 percent of the common stock of Frontdoor. As previously disclosed, we currently intend to responsibly dispose of all of the Frontdoor common stock that we retained through one or more exchanges for debt by June 14, 2019 in accordance with the terms of the IRS private letter ruling.

As with any investment in a publicly traded company, our investment in Frondoor is subject to risks and uncertainties relating to Frontdoor’s business and ownership of Frontdoor common stock, some of which are disclosed in Frontdoor’s filings with the SEC, as well as risks and uncertainties relating to fluctuations in the global economy and public equity markets generally. Any such risk or uncertainty may cause the share price of Frontdoor common stock, and the value of our retained interest in Frontdoor, to decline, which could impair our ability to dispose of our shares of Frontdoor common stock at favorable market prices.

In addition, if the public markets are unavailable for a disposition of our retained interest in Frontdoor by June 14, 2019 due, for example, to regulatory delays resulting from a government shutdown, the favorable tax treatment under the IRS private letter ruling for the disposal may be jeopardized. This time limitation under the IRS private letter ruling could also impact our negotiations with potential counterparties in a disposition transaction and the pricing and other terms that we are able to obtain.

Any of the foregoing could cause the trading price of our common stock to decline.

U.S. federal income tax consequences may restrict our ability to engage in certain desirable strategic or capital-raising transactions after the separation.

Under current law, a separation can be rendered taxable to us and our stockholders as a result of certain post-separation acquisitions of our shares or assets. As a result , we may determine to forgo certain strategic transactions or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business. Moreover, in light of the requirements of Section 355(e) of the Code, we may determine to forgo certain transactions, including share repurchases, stock issuances, certain asset dispositions and other strategic transactions, for some period of time following the separation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate Global Service Center and the headquarters for Terminix are located in leased premises at 150 Peabody Place, Memphis, Tennessee.

We and our operating companies own and lease a variety of facilities, principally in the United States, for branch and service center operations and for office, storage, customer care centers and data processing space. Our Terminix business leases four customer care centers throughout the U.S. that field inbound claims calls and initiate sales calls in Dallas, Texas; Memphis, Tennessee; Phoenix, Arizona; and Tampa, Florida. In addition, we lease space for a training facility and a product warehouse in Memphis, Tennessee. Our branches are strategically located to optimize route efficiency, market coverage and branch overhead. The following table identifies the number of owned and leased facilities, other than the headquarter properties listed above, used by each of our reportable segments as of December 31, 2018. We believe that these facilities, when considered with the Global Service Center, customer care center facilities, offices and training facilities described above, are suitable and adequate to support the current needs of our business.

	Owned	Leased
Reportable Segment	Facilities	Facilities
Terminix	20	251
ServiceMaster Brands	—	5

ITEM 3. LEGAL PROCEEDINGS

On December 16, 2016, the U.S. Virgin Islands Department of Justice filed a civil complaint in the Superior Court of the Virgin Islands related to a fumigation incident in a matter styled Government of the United States Virgin Islands v. The ServiceMaster Company, LLC, The Terminix International Company Limited Partnership, and Terminix International USVI, LLC. The amount and extent of any potential penalties, fines sanctions, costs and damages that the federal or other governmental authorities may impose, investigation or other costs and reputational harm, as well as the impact of any civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to the U.S. Virgin Islands fumigation matter, which could be material, is not currently known, and any such penalties, fines, sanctions, costs or damages would not be covered under the Company’s general liability policies.

In addition to the matter discussed above, in the ordinary course of conducting business activities, we and our subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured matters that are brought on an individual, collective, representative and class action basis, or other proceedings involving regulatory, employment, general and commercial liability, automobile liability, wage and hour, environmental and other matters. We have entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court or other approvals. If one or more of our settlements are not finally approved, we could have additional or different exposure, which could be material. Subject to the paragraphs above, we do not expect any of these proceedings to have a material effect on our reputation, business, financial position, results of operations or cash flows; however, we can give no assurance that the results of any such proceedings will not materially affect our reputation, business, financial position, results of operations and cash flows. See Note 10 to the consolidated financial statements for more details.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NYSE under the symbol ‘‘SERV.’’ Our common stock began trading on the NYSE on June 26, 2014. As of February 23, 2019, there were two registered holders of our common stock and approximately 32,000 beneficial stockholders.

The graph below presents our cumulative total stockholder returns relative to the performance of the Standard & Poor’s 500 Composite Stock Index and Standard & Poor’s 400 Consumer Services Index, commencing on June 26, 2014, our initial day of trading. The graph assumes $100 invested at the opening price of our common stock on NYSE and each index on June 26, 2014. On October 1, 2018, we completed the previously announced separation of our American Home Shield business. Our stockholders received one share of Frontdoor common stock for every two shares of ServiceMaster common stock held as of the close of business on the Record Date. The graph below assumes, similar to a cash dividend, that the shares of Frontdoor that were distributed on October 1, 2018, were sold and the proceeds from such sale were reinvested into additional shares of ServiceMaster common stock.

Dividends

We did not pay any cash dividends in 2016, 2017 or 2018. As a result of the spin-off of American Home Shield, each ServiceMaster stockholder as of the Record Date, received a dividend of one share of Frontdoor common stock for every two shares of ServiceMaster common stock held. The Company distributed 67,781,527 shares of common stock of Frontdoor in the Distribution. Stockholders received cash in lieu of fractional shares they would have otherwise received in the Distribution.

We currently intend to use our future earnings, if any, to fund our growth, to develop our business, repay debt, make acquisitions, repurchase shares of our common stock and for working capital needs and general corporate purposes. Our ability to pay cash dividends to holders of our common stock may be restricted by the Credit Facilities, insofar as we may seek to pay dividends out of funds made available to us by our subsidiaries. Any future determination to pay dividends on our common stock is subject to the discretion of our board of directors and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that our board of directors may deem relevant. See “Liquidity—Limitations on Distributions and Dividends by Subsidiaries” for a description of the impact of our restrictions under our debt instruments on our ability to pay dividends.

Share Repurchase Program

On February 23, 2016, our board of directors authorized a three-year share repurchase program, under which we could repurchase up to $300 million of outstanding shares of our common stock. As of December 31, 2018, we had repurchased $145 million of outstanding shares under this program, which is included in treasury stock on the consolidated statements of financial position.  On February 19, 2019, our board of directors approved a three-year extension of the share repurchase plan allowing for $150 million of repurchases though February 19, 2022. Under the share repurchase program, we may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which we repurchase our shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by us. The repurchase program may be suspended or discontinued at any time.  We expect to fund the share repurchases from net cash provided from operating activities.  The share repurchase program is part of our capital allocation strategy that focuses on sustainable growth and maximizing stockholder value.

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

Five-Year Financial Summary

	Year Ended December 31,
(In millions, except per share data)	2018	2017	2016	2015	2014
Operating Results:
Revenue	$1,900	$1,755	$1,726	$1,678	$1,629
Cost of services rendered and products sold	1,041	962	924	908	895
Selling and administrative expenses	555	500	462	436	435
Acquisition-related costs	5	—	1	1	—
401(k) Plan corrective contribution(1)	—	(3)	2	22	—
Fumigation related matters(2)	3	4	93	9	—
Insurance reserve adjustment(3)	—	—	23	—	—
Impairment of software and other related costs(4)	—	2	1	—	—
Mark-to-market loss on investment in frontdoor, inc.(5)	249	—	—	—	—
Consulting agreement termination fees(6)	—	—	—	—	21
Interest expense	133	150	153	167	219
Loss on extinguishment of debt(7)	10	6	32	58	65
(Loss) Income from continuing operations	(163)	341	2	21	(58)
Net (Loss) Income	(41)	510	155	160	(57)
Cash dividends per share	$—	$—	$—	$—	$—
Weighted-average shares outstanding:
Basic	135.5	134.4	135.3	135.0	112.8
Diluted	135.5	135.4	137.3	136.6	113.8
Basic Earnings Per Share -- Continuing Operations	$(1.20)	$2.54	$0.01	$0.15	$(0.51)
Diluted Earnings Per Share -- Continuing Operations	$(1.20)	$2.52	$0.01	$0.15	$(0.51)
Financial Position (as of period end):
Total assets(8)	$5,023	$5,646	$5,386	$5,098	$5,028
Total long-term debt	1,776	2,778	2,817	2,751	3,025
Total stockholders' equity	2,204	1,167	686	545	359
Cash Flow Data:
Net cash provided from operating activities from continuing operations	$229	$204	$148	$249	$126
Net cash used for investing activities from continuing operations	(250)	(79)	(79)	(117)	(54)
Net cash used for financing activities from continuing operations	(350)	(147)	(102)	(380)	(311)
Other Non-GAAP Financial Data:
Adjusted EBITDA(9)	$398	$374	$406	$388	$353
Adjusted EBITDA Margin(10)	20.9%	21.3%	23.5%	23.1%	21.7%
Free Cash Flow(11)	$187	$138	$102	$216	$122

__________________________________

(1)	Represents a corrective contribution related to our 401(k) Plan.
(2)	Represents charges for fumigation related matters described in Note 10 to the consolidated financial statements.
(3)

Represents an adjustment to the Company’s accrued self-insured claims related to automobile, general liability and workers’ compensation risk described in Note 10 to the consolidated financial statements.

(4)	For 2017 and 2016, represents the impairment of software and other related costs relating to our decision to replace certain software.
(5)	Represents a mark-to-market loss on the retained shares in Frontdoor described in Note 18 to the consolidated financial statements.
(6)	Represents consulting agreement termination fees incurred in 2014 to terminate agreements with the private equity firms that owned the Company prior to our initial public offering in 2014.

(7)

For 2018, 2017 and 2016, represents a loss on extinguishment of debt as described in Note 12 to the consolidated financial statements. For 2015 and 2014, represents a loss on extinguishment of debt related to the redemption of the then-existing credit facility in connection with our initial public offering.

(8)	Includes American Home Shield data for periods prior to the October 1, 2018 Distribution. See Note 8 to the consolidated financial statements for information on the divested net assets.
(9)

We use Adjusted EBITDA to facilitate operating performance comparisons from period to period. Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net (loss) income or any other performance measures derived in accordance with GAAP or as an alternative to net cash provided by operating activities or any other measures of our cash flow or liquidity.  Adjusted EBITDA means net (loss) income before: depreciation and amortization expense; acquisition-related costs; 401(k) Plan corrective contribution; fumigation related matters; insured reserve adjustment; non-cash stock-based compensation expense; restructuring charges; gain on sale of Merry Maids branches; non-cash impairment of software and other costs; management and consulting fees and consulting agreement termination fees; mark-to-market loss on investment in frontdoor, inc.; (gain) loss from discontinued operations, net of income taxes; provision (benefit) for income taxes; loss on extinguishment of debt; interest expense; and other non-operating expenses.

We believe Adjusted EBITDA facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures (affecting net interest income and expense), taxation, the age and book depreciation of facilities and equipment (affecting relative depreciation expense), restructuring initiatives, consulting agreements, acquisition activities (affecting amortization and acquisition-related costs) and equity-based, long-term incentive plans, which may vary for different companies for reasons unrelated to operating performance.

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

The following table sets forth Adjusted EBITDA for each of our reportable segments and Corporate and reconciles Net (Loss) Income to total Adjusted EBITDA for the periods presented, which we consider to be the most directly comparable GAAP financial measure:

	Year Ended December 31,
(In millions)	2018	2017	2016	2015	2014
Net (Loss) Income	$(41)	$510	$155	$160	$(57)
Depreciation and amortization expense	91	86	80	75	91
Acquisition-related costs(a)	5	—	1	1	—
401(k) Plan corrective contribution(b)	—	(3)	2	22	—
Fumigation related matters(c)	3	4	93	9	—
Insurance reserve adjustment(d)	—	—	23	—	—
Non-cash stock-based compensation expense(e)	14	10	12	9	6
Restructuring charges(f)	17	21	15	5	11
Gain on sale of Merry Maids branches(g)	—	—	(2)	(7)	(1)
Non-cash impairment of software and other related costs(h)	—	2	1	—	—
Management and consulting fees and consulting agreement termination fees(i)	—	—	—	—	25
Mark-to-market loss on investment in frontdoor, inc.(j)	249	—	—	—	—
(Gain) loss from discontinued operations, net of income taxes(k)	(122)	(169)	(153)	(140)	(1)
Provision (benefit) for income taxes	37	(242)	(5)	27	(5)
Loss on extinguishment of debt(l)	10	6	32	58	65
Interest expense	133	150	153	167	219
Other non-operating expenses(m)	—	—	—	3	—
Total Adjusted EBITDA	$398	$374	$406	$388	$353

Adjusted EBITDA:
Terminix	$333	$330	$372	$348	$309
ServiceMaster Brands	89	87	79	77	78
Reportable Segment Adjusted EBITDA	$422	$417	$450	$425	$387
Corporate(n)	9	1	(3)	(9)	(9)
Costs historically allocated to American Home Shield(o)	(33)	(44)	(42)	(29)	(25)
Total Adjusted EBITDA	$398	$374	$406	$388	$353

____________________________________________________________________

(a)

Represents legal, accounting and other expenses associated with completed or contemplated acquisitions. We exclude these charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability. Prior period amounts have been presented to conform to current period presentation.

(b)

Represents a corrective contribution related to our 401(k) Plan. We exclude these charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(c)

Represents charges for fumigation related matters described in Note 10 to the consolidated financial statements. We exclude these charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(d)

Represents an adjustment to our accrued self-insured claims related to automobile, general liability and workers’ compensation risks. The adjustment was based on our detailed annual assessment of this actuarially determined accrual, which we complete the second quarter of each year. This adjustment relates to coverage periods of 2015 and prior. We have excluded this discrete second quarter 2016 adjustment from Adjusted EBITDA because we believe it does not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability. Adjustments to accrued self-insured claims related to this insurance program were $10 million, $4 million, $9 million and $13 million in the years ended December 31,  2018, 2016, 2015 and 2014, respectively, and were not material for the year ended December 31, 2017. Adjustments in each year were recorded as charges in total Adjusted EBITDA.

(e)

Represents the non‑cash expense of our equity‑based compensation. We exclude this expense from Adjusted EBITDA primarily because it is a non‑cash expense and because it is not used by management to assess ongoing operational performance. We believe excluding this expense from Adjusted EBITDA is useful to investors in aiding period-to-period comparability.

(f)

For 2018, 2017 and 2016, represents restructuring charges described in Note 9 to the consolidated financial statements. For 2015 and 2014, represents restructuring charges related primarily to the impact of a branch optimization program at Terminix, a reorganization of leadership at ServiceMaster Brands and an initiative to enhance capabilities and reduce costs in our corporate functions. We exclude these restructuring charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period‑to‑period comparability.

(g)	Represents the gain associated with the conversion of certain company-owned Merry Maids branches to franchises in 2016, 2015 and 2014 (the “branch conversions”).
(h)

Represents the impairment of software and other related costs described in Note 2 to the consolidated financial statements. We exclude non‑cash impairments from Adjusted EBITDA because we believe doing so is useful to investors in aiding period‑to‑period comparability.

(i)

Represents $4 million paid to certain of our Equity Sponsors under consulting agreements as well as $21 million of fees to terminate consulting agreements in connection with our initial public offering. We exclude these amounts from Adjusted EBITDA primarily because they are not reflective of ongoing operating results and because they are not used by management to assess ongoing operational performance.

(j)

Represents the loss resulting from the remeasurement of our retained 19.8% investment in Frontdoor subsequent to the Distribution and driven by the change in Frontdoor’s stock price between October 1, 2018 and December 31, 2018. We exclude this amount from Adjusted EBITDA because this charge is not part of our ongoing operations and we believe doing so is useful to investors in aiding period-to-period comparability. We currently intend to responsibly dispose of all of our retained Frontdoor common stock by June 14, 2019, in accordance with terms set forth in a private letter ruling with the IRS governing the tax-free status of the Distribution.

(k)

Represents the historical results of our American Home Shield and TruGreen businesses, which were spun off on October 1, 2018 and January 14, 2014, respectively, and are presented as discontinued operations herein. See Note 8 to the consolidated financial statements. We exclude these amounts from Adjusted EBITDA because these charges are not part of our ongoing operations and we believe doing so is useful to investors in aiding period-to-period comparability.

(l)

For 2018, 2017 and 2016, represents a loss on extinguishment of debt as described in Note 12 to the consolidated financial statements. For 2015 and 2014, represents a loss on extinguishment of debt related to the partial redemptions of our 8% 2020 Notes and 7% 2020 Notes and the repayment on the then-existing term loan facilities. We believe excluding this expense from Adjusted EBITDA is useful to investors in aiding period-to-period comparability.

(m)	For 2015, primarily represents secondary offering expenses. We exclude these amounts from Adjusted EBITDA because we believe doing so is useful to investors in aiding period-to-period comparability.
(n)	Represents unallocated corporate expenses.
(o)

Includes amounts historically allocated to the American Home Shield segment not permitted to be classified as discontinued operations under GAAP as described in Note 8 to the consolidated financial statements.

(10)	Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of revenue.

(11)

Free Cash Flow is not a measurement of our financial performance or liquidity under GAAP and does not purport to be an alternative to net cash provided from operating activities from continuing operations or any other performance or liquidity measures derived in accordance with GAAP. Free Cash Flow means net cash provided from operating activities from continuing operations, less: (i) cash paid for consulting agreement termination fees; and (ii) property additions, net of government grant fundings for property additions. Free Cash Flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for analyzing our results as reported under GAAP. Other companies in our industries may calculate Free Cash Flow or similarly titled non-GAAP financial measures differently, limiting its usefulness as a comparative measure.

Management believes Free Cash Flow is useful as a supplemental measure of our liquidity. Management uses Free Cash Flow to facilitate company-to-company cash flow comparisons by removing payments for consulting agreement termination fees and property additions, net of government grant fundings for property additions, which may vary from company to company for reasons unrelated to operating performance.

The following table reconciles net cash provided from operating activities from continuing operations, which we consider to be the most directly comparable GAAP measure, to Free Cash Flow using data derived from our consolidated financial statements for the periods indicated:

	Year Ended December 31,
(In millions)	2018	2017	2016	2015	2014
Net Cash Provided from Operating Activities from Continuing Operations	$229	$204	$148	$249	$126
Cash paid for consulting agreement termination fees	—	—	—	—	21
Property additions, net of government grant fundings for property additions	(41)	(66)	(46)	(33)	(25)
Free Cash Flow	$187	$138	$102	$216	$122

\

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

On October 1, 2018, we completed the previously announced Separation of our American Home Shield business. The Separation was effectuated through a pro rata dividend to the Company’s stockholders of approximately 80.2% of the outstanding shares of common stock of Frontdoor, which was formed as a wholly owned subsidiary of the Company to hold our American Home Shield business. As a result of the Distribution, Frontdoor is an independent public company. For more detail on the Separation, see Item 1, Business-American Home Shield Spin-off, of Part I of this Annual Report on Form 10-K. The financial results of the American Home Shield segment for periods prior to the Distribution have been reflected within the disclosures of this Management’s Discussion and Analysis of Financial Condition and Results of Operations as discontinued operations. See Note 8 to the consolidated financial statements for further information.

Overview

Our core services include residential and commercial termite and pest control, restoration, commercial and residential cleaning, cabinet and furniture repair and home inspection under the following leading brands: Terminix, Terminix Commercial, Copesan, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec. Our operations for the periods presented in this report are organized into two reportable segments: Terminix and ServiceMaster Brands.

Key Business Metrics

We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of the continuing operations of our businesses. These metrics include:

•	revenue,
•	operating expenses,
•	net (loss) income,
•	(loss) earnings per share,
•	Adjusted EBITDA, and
•	organic revenue growth.

To the extent applicable, these measures are evaluated with and without impairment, restructuring and other charges that management believes are not indicative of the earnings capabilities of our businesses. We also focus on measures designed to monitor cash flow, including net cash provided from operating activities from continuing operations and free cash flow.

Revenue. Our revenue results are primarily a function of the volume and pricing of the services and products provided to our customers by our businesses as well as the mix of services and products provided across our businesses. The volume of our revenue in Terminix, Terminix Commercial and Copesan is impacted by new unit sales, the retention of our existing customers and acquisitions. Revenue results in the ServiceMaster Brands are driven principally by royalty fees earned from our franchisees. We serve both residential and commercial customers, principally in the United States. In 2018, approximately 97 percent of our revenue was generated by sales in the United States. We expect to continue our tuck-in acquisition program at Terminix and to periodically evaluate other strategic acquisitions in the United States and internationally.

Operating Expenses. In addition to the impact of changes in our revenue results, our profitability (Net (Loss) Income and Adjusted EBITDA) are affected by, among other things, the level of our operating expenses. A number of our operating expenses are subject to inflationary pressures, such as fuel, chemicals, wages and salaries, employee benefits and health care, vehicles, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs.

We have historically hedged a significant portion of our annual fuel consumption. Fuel costs for 2018, after the impact of the hedges and after adjusting for the impact of year-over-year changes in the number of gallons used, increased $4 million compared to 2017, and fuel costs for 2017 decreased $4 million compared to 2016. Based on current Department of Energy fuel price forecasts, as well as hedges we have executed to date for 2019, we project that fuel prices for 2019 will increase our fuel costs by approximately $1 million compared to 2018.

After adjusting for the impact of year-over-year changes in the number of covered employees, health care and related costs for 2018 increased approximately $1 million compared to 2017 while costs in 2017 increased approximately $4 million compared to 2016. We expect our health care costs in 2019 to increase approximately $2 million compared to 2018.

Net (Loss) Income and (Loss) Earnings Per Share.  We recorded a mark-to-market loss on our retained investment in Frontdoor of $249 million in the year ended December 31, 2018 as a result of the stock price of Frontdoor dropping from its price on

October 1, 2018 to the price on December 31, 2018. We currently intend to responsibly dispose of all of the Frontdoor common stock by June 14, 2019, in accordance with terms set forth in a private letter ruling with the IRS governing the tax-free status of the Distribution. Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding. Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options and RSUs are reflected in diluted earnings per share by applying the treasury stock method.

Adjusted EBITDA. We evaluate performance and allocate resources based primarily on Adjusted EBITDA. We define Adjusted EBITDA as net (loss) income before: depreciation and amortization expense; acquisition-related costs; 401(k) Plan corrective contribution; fumigation related matters; insured reserve adjustment; non-cash stock-based compensation expense; restructuring charges; gain on sale of Merry Maids branches; non-cash impairment of software and other costs; management and consulting fees and consulting agreement termination fees; mark-to-market loss on investment in frontdoor, inc.; (gain) loss from discontinued operations, net of income taxes; provision (benefit) for income taxes; loss on extinguishment of debt; interest expense; and other non-operating expenses. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives, consulting agreements, acquisition activities and equity-based, long-term incentive plans.

Organic Revenue Growth. We evaluate organic revenue growth to track performance of the business, including the impacts of sales, pricing, new service offerings and other growth initiatives. Organic revenue growth excludes revenue from acquired customers for 12 months following the acquisition date.

Seasonality

We have seasonality in our business, which drives fluctuations in revenue and Adjusted EBITDA for interim periods. In 2018, approximately 23 percent, 27 percent, 26 percent and 24 percent of our revenue and approximately 25 percent, 31 percent, 24 percent and 20 percent of our Adjusted EBITDA was recognized in the first, second, third and fourth quarters, respectively.

Effect of Weather Conditions

The demand for our services and our results of operations are also affected by weather conditions, including the seasonal nature of our termite and pest control services and restoration services. Weather conditions which have a potentially unfavorable impact to our business include cooler temperatures or droughts which can impede the development of termite swarms and lead to lower demand for our termite control services. For example, in the third quarter of 2017, our Terminix business was negatively impacted by hurricanes Harvey and Irma, which resulted in 53 branches, primarily in Texas and Florida, being temporarily closed for a period of time during August and September. Weather conditions which have a potentially favorable impact to our business include mild winters which can lead to higher demand for termite and pest control services; and severe storms which can lead to an increase in demand for restoration services. For example, in the third and fourth quarters of 2018 and 2017, our ServiceMaster Restore business saw a significant increase in royalty fees related to hurricanes Florence and Michael in 2018 and hurricanes Harvey and Irma in 2017 as well as wildfires.

Refinancing of Indebtedness

In connection with the Separation and in accordance with the terms set forth in a private letter ruling with the IRS governing the tax-free status of the Distribution related to a debt-for-debt exchange, we borrowed an aggregate principal amount of $1 billion under a short-term credit facility on August 1, 2018, the proceeds of which were used to prepay $982 million aggregate principal amount of term loans outstanding under our senior secured term loan facility. Such prepayment resulted in a loss on extinguishment of debt of $10 million for the year ended December 31, 2018. On August 16, 2018, Frontdoor incurred in favor of the Company $350 million aggregate principal of 6.75% Senior Notes due 2026 and a $650 million senior secured term loan facility and obtained a $250 million senior secured revolving credit facility. We then transferred and assigned our rights and obligations in respect of Frontdoor’s senior notes and senior secured term loan facility to the lender under such short-term credit facility through the debt-for-debt exchange to satisfy our obligations thereunder. On October 1, 2018, Frontdoor’s senior secured term loan facility and senior notes were included in the transfer of assets and liabilities to Frontdoor, reducing our total long-term debt by approximately $1 billion.

On March 1, 2018, we repaid $79 million of our 2018 Notes upon their maturity.

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

Results of Operations

             The following table shows the results of operations for continuing operations for the years ended December 31, 2018, 2017 and 2016, which reflects the results of acquired businesses from the relevant acquisition dates.

	Year Ended December 31,			Increase (Decrease)		% of Revenue
(In millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016	2018	2017	2016
Revenue	$1,900	$1,755	$1,726	8%	2%	100%	100%	100%
Cost of services rendered and products sold	1,041	962	924	8	4	55	55	54
Selling and administrative expenses	555	500	462	11	8	29	28	27
Amortization expense	18	18	27	—	(33)	1	1	2
Acquisition-related costs	5	—	1	*	*	—	—	—
401(k) Plan corrective contribution	—	(3)	2	*	*	—	—	—
Fumigation related matters	3	4	93	*	*	—	—	5
Insurance reserve adjustment	—	—	23	*	*	—	—	1
Impairment of software and other related costs	—	2	1	*	*	—	—	—
Mark-to-market loss on investment in frontdoor, inc.	249	—	—	*	*	13	—	—
Restructuring charges	17	21	15	*	*	1	1	1
Gain on sale of Merry Maids branches	—	—	(2)	*	*	—	—	—
Interest expense	133	150	153	(11)	(2)	7	9	9
Interest and net investment income	(5)	(2)	(1)	150	100	—	—	—
Loss on extinguishment of debt	10	6	32	*	*	1	—	2
(Loss) Income from Continuing Operations before Income Taxes	(126)	99	(2)	*	*	(7)	6	—
Provision (benefit) for income taxes	37	(242)	(5)	*	*	2	(14)	—
Equity in losses of joint venture	—	—	(1)	*	*	—	—	—
(Loss) Income from Continuing Operations	$(163)	$341	$2	*	*	(9)%	19%	—%

___________________________________

*not meaningful

Revenue

We reported revenue of $1,900 million, $1,755 million and $1,726 million for the years ended December 31, 2018, 2017 and 2016, respectively. A summary of changes in revenue for each of our reportable segments and Corporate is included in the table below. See “—Segment Review” for a discussion of the drivers of the year-over-year changes.

		ServiceMaster
(In millions)	Terminix(5)	Brands	Corporate	Total
Year Ended December 31, 2016	$1,524	$200	$2	$1,726
Residential Pest Control(1)	(8)	—	—	(8)
Commercial Pest Control(2)	—	—	—	—
Termite and Home Services(3)	22	—	—	22
Royalty Fees	—	8	—	8
Commercial Cleaning National Accounts	—	9	—	9
Sale of Merry Maids Branches(4)	—	(6)	—	(6)
Sale of Products and Other	4	—	—	4
Year Ended December 31, 2017	$1,541	$212	$2	$1,755
Residential Pest Control(1)	42	—	—	42
Commercial Pest Control(2)	62	—	—	62
Termite and Home Services(3)	6	—	—	6
Royalty Fees	—	5	—	5
Commercial Cleaning National Accounts	—	12	—	12
Sale of Products and Other	3	15	—	18
Year Ended December 31, 2018	$1,655	$244	$1	$1,900

___________________________________

(1)	Includes growth from acquisitions of approximately $15 million and $7 million for the years ended December 31, 2018 and 2017, respectively.

(2)	Includes growth from acquisitions of approximately $66 million and $1 million for the years ended December 31, 2018 and 2017, respectively.
(3)

Includes wildlife exclusion, crawl space encapsulation and attic insulation products that are managed as a component of our termite line of business. Includes growth from acquisitions of approximately $2 million and $3 million for the years ended December 31, 2018 and 2017, respectively.

(4)

Includes a $6 million reduction in revenue from company-owned branches for the year ended December 31, 2017, offset, in part, by a $2 million increase in royalty fees as result of the branch conversions for the year ended December 31, 2016. Royalty fee increases as a result of the branch conversions were insignificant in 2017.

(5)

Hurricanes Harvey and Irma negatively impacted 2017 by approximately $4 million as the result of 53 branches, primarily in Texas and Florida, being temporarily closed for a period of time during August and September 2017. No similar closures occurred in 2018.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $1,041 million, $962 million and $924 million for the years ended December 31, 2018, 2017 and 2016, respectively. The following table provides a summary of changes in cost of services rendered and products sold for each of our reportable segments and Corporate:

		ServiceMaster
(In millions)	Terminix	Brands	Corporate	Total
Year Ended December 31, 2016	$839	$81	$4	$924
Impact of change in revenue	11	10	—	21
Impact of Hurricanes	(1)	—	—	(1)
Production labor	11	—	—	11
Vehicles and insurance program	6	—	(4)	2
Damage claims	10	—	—	10
Technology costs	2	—	—	2
Fuel prices	(4)	—	—	(4)
Legal expense	—	—	—	—
Sale of Merry Maids branches	—	(6)	—	(6)
Depreciation	2	—	—	2
Other	2	(1)	—	1
Year Ended December 31, 2017	$878	$84	$—	$962
Impact of change in revenue(1)	77	13	—	90
Production labor	3	—	—	3
Vehicles and insurance program	3	—	(9)	(7)
Damage claims	3	—	—	3
Fuel prices	4	—	—	4
Bad debt	(8)	—	—	(8)
Chemicals and materials	(6)	—	—	(6)
Other	1	—	(1)	—
Year Ended December 31, 2018	$955	$96	$(10)	$1,041
___________________________________

(1)	For Terminix, includes approximately $64 million for the year ended December 31, 2018, as a result of the acquisitions of Copesan and other pest control companies during 2018.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

At Terminix, the impact of the change in revenue reflects the increase in relatively low margin revenue from our acquisition of Copesan. The increase in production labor resulted from higher technician incentive and overtime pay due to more work orders than anticipated, driven, in part, by an initiative to increase route completion, higher sales and improved start rates. The increase in our insurance programs was principally driven by an increase in the number of company-owned sales and production vehicles. The increase in damage claims was driven by increased termite warranty claims, primarily in the Gulf Coast region. The decrease in bad debt expense was driven by enhanced credit policies and collection rates. The decrease in chemicals and materials was driven by sourcing savings.

The decrease in the Corporate insurance program expense was primarily attributable to favorable claims results in 2018 in our automobile, general liability and workers’ compensation program.

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

We realized a reduction in cost of sales of $6 million in the ServiceMaster Brands as a result of the branch conversions completed in 2016.

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

Selling and Administrative Expenses

For the years ended December 31, 2018, 2017 and 2016, we reported selling and administrative expenses of $555 million, $500 million and $462 million, respectively, which comprised general and administrative expenses of $290 million, $263 million and $253 million, respectively, and selling and marketing expenses of $265 million, $237 million and $209 million, respectively. The following table provides a summary of changes in selling and administrative expenses for each of our reportable segments and Corporate:

		ServiceMaster
(In millions)	Terminix	Brands	Corporate	Total
Year Ended December 31, 2016	$348	$43	$70	$462
Sales and marketing costs	20	1	—	21
Sale of Merry Maids branches	—	(1)	—	(1)
Stock-based compensation expense	—	—	(1)	(1)
Depreciation	6	—	5	11
Costs historically allocated to American Home Shield	—	—	4	4
Other	3	1	(1)	3
Year Ended December 31, 2017	$377	$44	$78	$500
Sales and marketing costs	11	14	—	24
Acquisition selling and administrative expenses	14	—	—	14
Incentive compensation	5	—	—	5
Stock-based compensation expense	—	—	4	4
Depreciation	—	1	4	5
Spin-off dis-synergies	5	1	—	5
Investments in growth	6	—	—	6
Costs historically allocated to American Home Shield	—	—	(11)	(11)
Other	(5)	3	5	3
Year Ended December 31, 2018	$413	$62	$80	$555

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The increase in sales and marketing costs at Terminix was driven by targeted investments to drive sales growth. Terminix also incurred incremental selling and administrative expenses as a result of the Copesan acquisition and other acquisitions. The increase in investments in growth includes our partnership with Salesforce to replace legacy operating systems.

At ServiceMaster Brands, the increase in sales and marketing costs was driven by the recognition of national advertising fund contributions from franchisees as revenue upon our adoption of ASC 606 on January 1, 2018. Prior to 2018, contributions to the national advertising fund made by our franchisees were treated as an offset to advertising expense.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The increase in sales and marketing costs at Terminix was driven by investments to grow and train our sales force, higher commissions attributable to the growth in core termite, wildlife exclusion, attic insulation and pest sales and incremental marketing investments.

We realized a reduction in administrative expenses of $1 million in the ServiceMaster Brands as a result of the branch conversions completed in 2016.

Amortization Expense

Amortization expense was $18 million, $18 million and $27 million in the years ended December 31, 2018, 2017 and 2016, respectively. The decrease in 2017 was a result of certain finite-lived intangible assets recorded in connection with the merger transaction by which the Company was taken private in 2007 being fully amortized.

Acquisition-Related Costs

We recognized $5 million and $1 million of acquisition-related costs in the years ended December 31, 2018 and 2016. No acquisition-related costs were recognized in the year ended December 31, 2017. Amounts have been reclassified from Selling and administrative expenses in prior years to Acquisition-related costs on the consolidated statements of operations and comprehensive (loss) income to conform to current period presentation.

401(k) Plan Corrective Contribution

We recorded charges of $2 million in the year ended December 31, 2016, related to the 401(k) Plan. In connection with the final agreement, we reversed charges of $3 million for the 401(k) plan corrective contribution in the year ended December 31, 2017. No additional charges were recognized in the year ended December 31, 2018.

Fumigation Related Matters

We recorded charges of $3 million, $4 million and $93 million in the years ended December 31, 2018, 2017 and 2016, respectively, for fumigation related matters. See Note 10 to the consolidated financial statements for more details.

Insurance Reserve Adjustment

We recorded a charge of $23 million in the year ended December 31, 2016 for an adjustment to the Company’s accrued self-insured claims related to automobile, general liability and workers’ compensation risks. The adjustment was based on the Company’s detailed annual assessment of this actuarially determined accrual, which the Company completes in the second quarter of each year. This adjustment related to coverage periods of 2015 and prior. No similar charge was recorded in the years ended December 31, 2018 or 2017.

Impairment of Software and Other Related Costs

We recorded impairment charges of $2 million and $1 million in the years ended December 31, 2017 and 2016, respectively, relating to our decision to replace certain software. No similar charge was recorded in the year ended December 31, 2018.

Mark-to-Market Loss on Investment in frontdoor, inc.

We recorded a mark-to-market loss on our retained investment in Frontdoor of $249 million in the year ended December 31, 2018 as a result of the stock price of Frontdoor dropping from its price on October 1, 2018 to the price on December 31, 2018. We currently intend to responsibly dispose of all of the remaining Frontdoor common stock we hold by June 14, 2019, in accordance with terms set forth in a private letter ruling with the IRS governing the tax-free status of the Distribution.

Restructuring Charges

We incurred restructuring charges of $17 million, $21 million and $15 million for the years ended December 31, 2018, 2017 and 2016, respectively. Restructuring charges are comprised of the following:

	Year Ended December 31,
(In millions)	2018	2017	2016
Terminix(1)	$2	$2	$7
ServiceMaster Brands(2)	1	1	—
Corporate(3)	7	2	5
Leadership transition(4)	—	11	—
Global Service Center relocation(5)	8	5	3
Total restructuring charges	$17	$21	$15

___________________________________

(1)

For the years ended December 31, 2018, 2017, and 2016, these charges include $2 million, $2 million and $4 million, respectively, of lease termination and severance costs driven by Terminix’s branch optimization program. For the year ended December 31, 2016, these charges include $1 million of severance costs and $3 million of stock-based compensation expense due to the modification of non-vested stock options and RSUs as part of the severance agreement with the former president of Terminix.

(2)	Represents severance and other costs related to the reorganization of the ServiceMaster Brands.

(3)

We have historically made changes on an ongoing basis to enhance capabilities and reduce costs in our corporate functions that provide company-wide administrative services for our operations. In 2017, we began taking actions to enhance capabilities and align our corporate functions with those required to support our strategic needs as two stand-alone companies in anticipation of the American Home Shield spin-off. For the years ended December 31, 2018, 2017 and 2016, these charges include severance and other costs of $3 million, $2 million, and $2 million, respectively. For the year ended December 31, 2018, these charges also included $4 million of costs incurred due to the Separation that were not directly attributable to American Home Shield and therefore were not included in discontinued operations. For the year ended December 31, 2016, these charges include professional fees of $2 million and accelerated depreciation of $2 million related to the early termination of a long-term human resources outsourcing agreement.

(4)

For the year ended December 31, 2017, these charges include $5 million of severance costs and $5 million of stock-based compensation expense as part of the severance agreements with the former CEO and CFO.

(5)

For the year ended December 31, 2018, these charges include future rent of $7 million and $1 million of professional and other fees.  For the year ended December 31, 2017, these charges include accelerated depreciation of $2 million, redundant rent expense of $2 million and a $1 million loss recorded on the sale of an asset related to the relocation of the Company’s corporate headquarters, which we refer to as our Global Service Center. For the year ended December 31, 2016, represents impairment charges of $1 million and professional fees and other costs of $1 million related to the relocation of the Company’s Global Service Center.

Gain on Sale of Merry Maids Branches

We recorded a gain of $2 million for the year ended December 31, 2016, associated with the branch conversions. There were no gains recorded in the years ended December 31, 2018 and 2017. As of October 10, 2016, the branch conversion process was complete.

Interest Expense

Interest expense was $133 million, $150 million and $153 million for the years ended December 31, 2018, 2017 and 2016, respectively. The decline in interest expense in the year ended December 31, 2018 compared to the year ended December 31, 2017 was driven by a reduction of debt outstanding by approximately $1 billion on October 1, 2018, when, in connection with the Separation, Frontdoor’s outstanding indebtedness was included in the transfer of assets and liabilities to Frontdoor. The decrease in interest expense in the year ended December 31, 2017 compared to the year ended December 31, 2016 was driven by the partial repurchase of the 2038 Notes in 2017 and the refinancing of the Old Term Loan Facility. See Note 12 to the consolidated financial statements for more details.

Interest and Net Investment Income

Interest and net investment income was $5 million, $2 million and $1 million for the years ended December 31, 2018, 2017 and 2016, respectively, and comprised interest income on cash and restricted cash balances.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $10 million was recorded in the year ended December 31, 2018, related to the prepayment of $982 million aggregate principal amount of term loans outstanding under our senior secured term loan facility on August 1, 2018. A loss on extinguishment of debt of  $6 million was recorded in the year ended December 31, 2017 related to the purchase of $13 million of our 2038 Notes on September 18, 2017, and $17 million of our 2038 Notes on May 11, 2017. A loss on extinguishment of debt of $32 million was recorded in the year ended December 31, 2016 related to the refinancing of our Old Term Loan Facility on November 8, 2016. See Note 12 to the consolidated financial statements for more details.

(Loss) income from Continuing Operations before Income Taxes

(Loss) income from continuing operations before income taxes was $(126) million, $99 million and $(2) million for the years ended December 31, 2018, 2017 and 2016, respectively. The change in income from continuing operations before income taxes primarily reflects the net effect of year-over-year changes in the following items:

	Year Ended December 31,
(In millions)	2018 vs. 2017	2017 vs. 2016
Reportable segments and Corporate(1)	$24	$(32)
Depreciation expense(2)	—	(15)
Amortization expense(3)	—	9
Acquisition-related costs(4)	(5)	1
401(k) Plan corrective contribution(5)	(3)	5
Fumigation related matters(6)	1	89
Insurance reserve adjustment(7)	—	23
Impairment of software and other related costs(8)	2	(1)
Restructuring charges(9)	3	(6)
Gain on sale of Merry Maids branches(10)	—	(2)
Interest expense(11)	17	3
Loss on extinguishment of debt(12)	(4)	26
Mark-to-market loss on investment in frontdoor, inc.(13)	(249)	—
Other(14)	(11)	1
(Decrease) increase in income from continuing operations before income taxes	$(225)	$101

___________________________________

(1)	Represents the net change in Adjusted EBITDA as described in “—Segment Review.”
(2)	Represents the net change in depreciation expense, driven by investments in vehicles and technology.
(3)	Represents the net change in amortization expense as described in “—Amortization Expense.”
(4)	Represents the net change in acquisition-related costs as described in “—Acquisition-Related Costs.”
(5)

Represents the $3 million reversal recorded in the year ended December 31, 2017, and the $2 million of charges recorded in the year ended December 31, 2016, related to the 401(k) Plan as described in “—401(k) Plan Corrective Contribution.” No similar adjustment was made in 2018.

(6)

Represents the $3 million, $4 million and $93 million of charges for fumigation related matters recorded in the years ended December 31, 2018, 2017 and 2016 respectively, a described in “—Fumigation Related Matters.”

(7)	Represents the $23 million insurance reserve adjustment recorded in the year ended December 31, 2016 as described in “—Insurance Reserve Adjustment.” No similar adjustments were made in 2018.
(8)

Represents impairment charges of $2 million and $1 million recorded in the years ended December 31, 2017 and 2016, respectively, as described in “—Impairment of Software and Other Related Costs.” No impairment charges were recognized in 2018.

(9)	Represents the $17 million, $21 million and $15 million charges recorded in the years ended December 31, 2018, 2017 and 2016, respectively, as described in “—Restructuring Charges.”
(10)	Represents the $2 million gain in the year ended December 31, 2016, as described in “—Gain on Sale of Merry Maids branches.” The branch conversion process was completed in 2016.
(11)	Represents the net change in interest expense as described in “—Interest Expense.”
(12)

Represents the $10 million, $6 million and $32 million loss on extinguishment of debt recorded in the years ended December 31, 2018, 2017 and 2016, respectively, as described in “—Loss on Extinguishment of Debt.”

(13)	Represents the $249 million mark-to-market loss on our retained investment in frontdoor, inc. in the year ended December 31, 2018, as described in “—Loss on Investment in frontdoor, inc.”
(14)	Primarily represents the net change in stock-based compensation.

Provision for Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act” or “U.S. Tax Reform”) was signed into law. The Act includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35 percent to 21 percent. The rate reduction took effect on January 1, 2018, however, the Act was signed in 2017 and had an immediate one-time effect of an income tax benefit of $271 million for us for the year ended December 31, 2017 and additional income tax expense of $3 million for the year ended December 31, 2018.  See Note 6 to the consolidated financial statements for more details.

The effective tax rate on income from continuing operations was (29.1) percent, (245.6) percent and 203.5 percent for the years ended December 31, 2018, 2017 and 2016, respectively. The effective tax rate on income from continuing operations for the year ended December 31, 2018 was primarily unfavorably impacted by the loss recognized on our retained investment in Frontdoor which is not deductible for income tax purposes. The effective rate on income from continuing operations for the year ended December 31, 2017 was primarily favorably impacted by the Act.  The effective rate on income from continuing operations for the year ended December 31, 2016 was primarily unfavorably impacted by the reflection of American Home Shield as discontinued operations. Additional information on income taxes, including our effective tax rate reconciliation and liabilities for uncertain tax positions, can be found in Note 6 to the consolidated financial statements.

(Loss) Income from Continuing Operations

(Loss) Income from Continuing Operations was $(163) million, $341 million and $2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The $504 million decrease for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily driven by a $249 million loss on our retained investment in Frontdoor, a significant tax benefit of $270 million in 2017 resulting from U.S. tax reform.  The $339 million increase for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily driven by a $101 million increase in income from continuing operations before income taxes and a $237 million reduction in the provision for income taxes.

Gain from Discontinued Operations, Net of Income Taxes

Gain from discontinued operations, net of income taxes, was $122 million, $169 million and $153 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Net (Loss) Income

Net (loss) income was $(41) million, $510 million and $155 million for the years ended December 31, 2018, 2017 and 2016, respectively. The $551 million decrease for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily driven by a $225 million decrease in income from continuing operations before income taxes, a $280 million increase in the provision for income taxes and a $46 million decrease in the gain from discontinued operations, net of income taxes. The $355 million increase for the year ended December 31, 2017 compared to the year ended December 31, 2016 was driven by a $101 million increase in income from continuing operations before income taxes and a $237 million reduction in the provision for income taxes.

Segment Review

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the notes to the consolidated financial statements included in this report.

Revenue and Adjusted EBITDA by reportable segment and for Corporate are as follows:

	Year Ended December 31,			Increase (Decrease)
(In millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenue:
Terminix	$1,655	$1,541	$1,524	7%	1%
ServiceMaster Brands	244	212	200	15%	6%
Corporate	1	2	2	(50)%	—%
Total Revenue:	$1,900	$1,755	$1,726	8%	2%
Adjusted EBITDA:(1)
Terminix	$333	$330	$372	1%	(11)%
ServiceMaster Brands	89	87	79	2%	10%
Reportable Segment Adjusted EBITDA	$422	$417	$450	1%	(7)%
Corporate(2)	9	1	(3)	800%	133%
Costs historically allocated to American Home Shield(3)	(33)	(44)	(42)	25%	(5)%
Total Adjusted EBITDA	$398	$374	$406	6%	(8)%

___________________________________

(1)	For our definition of Adjusted EBITDA and a reconciliation to net (loss) income, see “—Selected Historical Financial Data.”
(2)	Represents unallocated corporate expenses.
(3)

Includes amounts historically allocated to the American Home Shield segment not permitted to be classified as discontinued operations under GAAP as described in Note 8 to the consolidated financial statements.

Terminix Segment

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a seven percent increase in revenue and a one percent increase in Adjusted EBITDA for the year ended December 31, 2018 compared to the year ended December 31, 2017. The Terminix segment reported a one percent increase in revenue and an 11 percent decrease in Adjusted EBITDA for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Revenue

Revenue by service line is as follows:

	Year Ended
	December 31,
(In millions)	2018	2017	Growth		Acquired		Organic
Residential Pest Control	$655	$613	$42	7%	$15	2%	$27	4%
Commercial Pest Control	317	255	62	24%	66	26%	(4)	(2)%
Termite and Home Services	599	593	6	1%	2	—%	4	1%
Other	84	81	3	3%	—	—%	3	3%
Total revenue	$1,655	$1,541	$113	7%	$84	5%	$30	2%

	Year Ended
	December 31,
(In millions)	2017	2016	Growth		Acquired		Organic
Residential Pest Control	$613	$621	$(8)	(1)%	$7	1%	$(15)	(2)%
Commercial Pest Control	255	255	0	—%	1	—%	(1)	—%
Termite and Home Services	593	571	22	4%	3	1%	19	3%
Other	81	77	4	5%	—	—%	4	5%
Total revenue	$1,541	$1,524	$18	1%	$10	1%	$7	—%

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Residential pest control revenue increased seven percent. Organic residential pest control revenue increased four percent, primarily reflecting the impact of new unit sales and operational improvements in start rates and completion rates. Residential pest control revenue also increased two percent from acquisitions completed during the year.

Commercial pest control revenue increased 24 percent, primarily driven by the impact of the Copesan and other acquisitions. Organic commercial pest control revenue decreased two percent, primarily reflecting a decline in services volume.

Termite revenue, including the wildlife exclusion, crawl space encapsulation and attic insulation products that are managed as a component of our termite line of business, increased one percent, primarily resulting from increases in core termite, wildlife exclusion and attic insulation. In 2018, termite renewal revenue comprised 48 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Termite revenue benefited approximately $2 million from a one-time acceleration of revenue in the fourth quarter of 2018 to conform our accounting method for a small sub-set of our customers to those adopted under ASC 606, more than offset by the impact of an initiative to upgrade our bait stations in 2017.

Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Residential pest control revenue decreased one percent. Organic pest control revenue decreased two percent and was significantly impacted by a $19 million organic revenue decline associated with Alterra. Excluding Alterra, organic pest control revenue growth was $3 million and less than one percent.

Commercial pest control revenue was consistent with the year ended December 31, 2016.

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

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Year Ended December 31, 2016	$372
Impact of change in revenue	10
Impact of Hurricanes	(3)
Production labor	(11)
Fuel prices	4
Vehicles and insurance program	(6)
Damage claims	(10)
Technology costs	(2)
Sales and marketing costs	(20)
Other	(5)
Year Ended December 31, 2017	$330
Impact of change in revenue	36
Acquisition selling and administrative expenses	(14)
Bad debt	8
Chemicals and materials	6
Sales and marketing costs	(11)
Incentive compensation	(5)
Production labor	(3)
Fuel prices	(4)
Damage claims	(3)
Spin-off dis-synergies	(5)
Investments in growth	(6)
Other	2
Year Ended December 31, 2018	$333

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The impact of the change in revenue on Adjusted EBITDA reflects the increase in relatively low margin revenue from our acquisition of Copesan. We expect the Adjusted EBITDA contribution from Copesan and other acquisition revenues to increase in the future  as we continue to drive synergies from Copesan and other acquisitions, leveraging world-class service capabilities from Copesan and our service partners, and working towards systematically incorporating those service capabilities into our owned branch locations. Additionally, we incurred incremental selling and administrative expenses as a result of the acquisitions completed during the year. The decrease in bad debt expense was driven by enhanced credit policies and collection rates. The decrease in chemicals and materials was driven by sourcing savings. The increase in sales and marketing costs was driven by targeted investments to drive sales growth. The increase in production labor resulted from higher technician incentive and overtime pay due to more work orders than anticipated principally in the third quarter, driven, in part, by an initiative to increase route completion, higher sales and improved sales start rates. The increase in damage claims was driven by increased termite warranty claims, primarily in the Gulf Coast region. The increase in spin-off dis-synergies represent increased corporate allocations to Terminix as a result of the American Home Shield spin-off. The increase in investments in growth includes our partnership with Salesforce to replace legacy operating systems.

We expect total dis-synergies in 2019 to impact Terminix Adjusted EBITDA by approximately $16 million. In 2018, we announced our partnership with Salesforce to replace our legacy operating systems. We expect to incur incremental operating costs in 2019 of approximately $9 million in connection with this project.

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

There were $1 million of acquisition-related costs added back to Adjusted EBITDA for the year ended December 31, 2016 to conform to the current period presentation.

ServiceMaster Brands Segment

The ServiceMaster Brands segment, which consists of the ServiceMaster Restore (restoration), ServiceMaster Clean (commercial cleaning), Merry Maids (residential cleaning), Furniture Medic (cabinet and furniture repair) and AmeriSpec (home inspection) businesses, reported a 15 percent increase in revenue and a two percent increase in Adjusted EBITDA for the year ended December 31, 2018 compared to the year ended December 31, 2017. The ServiceMaster Brands segment reported a six percent increase in revenue and a 10 percent increase in Adjusted EBITDA for the year ended December 31, 2017  compared to the year ended December 31, 2016.

Revenue

Revenue by service line is as follows:

	Year Ended December 31,			% of Revenue
(In millions)	2018	2017	2016	2018	2017	2016
Royalty Fees	$132	$127	$120	54%	60%	60%
Company-Owned Merry Maids Branches	—	—	6	—%	—%	3%
Commercial Cleaning National Accounts	65	53	43	26%	25%	22%
Sales of Products	16	16	16	6%	7%	8%
Other	32	17	15	13%	8%	7%
Total revenue	$244	$212	$200	100%	100%	100%

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The increase in royalty fees was primarily driven by higher restoration services. Royalty fees from restoration services in 2018 benefited from area-wide events, such as hurricanes Florence and Michael and California wildfires. The increase in revenue from commercial cleaning national accounts was driven by increased sales activity. The increase in other was primarily driven by the recognition of approximately $14 million of national advertising fund franchisee contributions as revenue pursuant to our adoption of ASC 606 that took effect on January 1, 2018. Prior to 2018, contributions to the national advertising fund by our franchisees were treated as an offset to advertising expense. The adoption had no impact on Adjusted EBITDA.

Recovery activity is unpredictable in its nature. Factors that can impact recovery activity include the occurrence of severe weather conditions.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The increase in royalty fees was primarily driven by higher restoration services. Royalty fees from restoration services in 2017 were benefited by hurricanes Harvey and Irma. The decline in revenue from company-owned Merry Maids branches was attributable to the branch conversions, which were completed in 2016. The increase in revenue from commercial cleaning national accounts was driven by increased sales activity.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Year Ended December 31, 2016	$79
Impact of change in revenue	8
Sale of Merry Maids branches	1
Sales and marketing costs	(1)
Other	1
Year Ended December 31, 2017	$87
Impact of change in revenue	6
Spin-off dis-synergies	(1)
Other	(3)
Year Ended December 31, 2018	$89

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The impact of the change in revenue reflected an increase in high margin royalty fees, as well as relatively low margin revenue from commercial cleaning national accounts and the recognition of national advertising fund contributions from franchisees as revenue upon our adoption of ASC 606 on January 1, 2018 of $14 million with an equal and offsetting amount recognized in Sales and marketing expense with no net effect on Adjusted EBITDA. The increase in spin-off dis-synergies represent primarily increased corporate allocations to ServiceMaster Brands as a result of the American Home Shield spin-off.

We expect total dis-synergies in 2019 to impact ServiceMaster Brands Adjusted EBITDA by approximately $2 million.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The impact of the increase in revenue was driven by the increase in royalty fees and relatively low margin revenue from commercial cleaning national accounts. The reduction in revenue from company-owned Merry Maids branches was more than offset by cost reductions resulting in a $1 million favorable impact on Adjusted EBITDA.

Corporate

Corporate reported an  $8 million increase in Adjusted EBITDA for the year ended December 31, 2018 compared to the year ended December 31, 2017. Corporate reported a $4 million increase in Adjusted EBITDA for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Adjusted EBITDA

The following table provides a summary of changes in Corporate’s Adjusted EBITDA:

(In millions)
Year Ended December 31, 2016	$(3)
Insurance program	4
Year Ended December 31, 2017	$1
Insurance program	9
Other	(2)
Year Ended December 31, 2018	$9

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Corporate reported an $8 million increase in Adjusted EBITDA for the year ended December 31, 2018 compared to the year ended December 31, 2017. The year ended December 31, 2018 included reduced reserves in our automobile, general liability and workers’ compensation insurance program of $9 million driven by improved claims management and favorable claims results in 2018.

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

Costs Historically Allocated to American Home Shield

We have historically incurred the cost of certain corporate-level activities which we performed on behalf of our businesses, including American Home Shield, such as executive functions, communications, public relations, finance and accounting, tax treasury, internal audit, human resources operations and benefits, risk management and insurance, supply management, real estate management, legal, marketing, facilities, information technology and other general corporate support services. The cost of such activities were historically allocated to our segments, including American Home Shield. Certain corporate expenses which were historically allocated to the American Home Shield segment are not permitted to be classified as discontinued operations under GAAP (“Historically Allocated Services”). Such Historically Allocated Services amounted to $33 million, $44 million and $42 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in Corporate through the date of the Separation.

On the date of the spin-off, where it was practicable, employees who provided Historically Allocated Services to the American Home Shield business were separated from us and transferred to Frontdoor.

The costs of Historically Allocated Services which were not transferred to Frontdoor will be borne by our remaining businesses in the future as dis-synergies. We estimate these dis-synergies to be approximately $5 million in 2018 and expect total dis-synergies to be approximately $18 million in 2019.

Liquidity and Capital Resources

Liquidity

We are highly leveraged, and a substantial portion of our liquidity needs are due to service requirements on our significant indebtedness. The Credit Facilities contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends)

and enter into transactions with affiliates. As of December 31, 2018, we were in compliance with the covenants under the agreements that were in effect on such date.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Credit Facilities. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. Cash and short- and long-term marketable securities, including our investment in frontdoor, inc., totaled $690 million as of December 31, 2018, compared with $213 million as of December 31, 2017. As of December 31, 2018, there were  $33 million of letters of credit outstanding and $267 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts.

On February 23, 2016, our board of directors authorized a three-year share repurchase program, under which we could repurchase up to $300 million of outstanding shares of our common stock. As of December 31, 2018, we had repurchased $145 million of outstanding shares under this program, which is included in treasury stock on the consolidated statements of financial position.  On February 19, 2019, our board of directors approved a three-year extension of the share repurchase plan allowing for $150 million of repurchases though February 19, 2022. Under the share repurchase program, we may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which we repurchase our shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by us. The repurchase program may be suspended or discontinued at any time.  We expect to fund the share repurchases from net cash provided from operating activities.  The share repurchase program is part of our capital allocation strategy that focuses on sustainable growth and maximizing stockholder value.

As of December 31, 2018, we had posted $31 million in letters of credit, which were issued under the Revolving Credit Facility, and $89 million of cash, which is included in Restricted cash on the consolidated statements of financial position, as collateral under our automobile, general liability and workers’ compensation insurance program. We may from time to time change the amount of cash or marketable securities used to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program. The amount of cash or marketable securities utilized to satisfy these collateral requirements will depend on the relative cost of the issuance of letters of credit under the Revolving Credit Facility and our cash position. Any change in cash or marketable securities used as collateral would result is a corresponding change in our available borrowing capacity under the Revolving Credit Facility.

Additionally, under the terms of our fuel swap contracts, we are required to post collateral in the event the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the agreement with the counterparty. As of December 31, 2018, the estimated fair value of our fuel swap contracts was a net liability of $4 million, and we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were also issued under the Revolving Credit Facility. The continued use of letters of credit for this purpose in the future could limit our ability to post letters of credit for other purposes and could limit our borrowing availability under the Revolving Credit Facility. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

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

The Company currently holds approximately 16.7 million shares of Frontdoor common stock with a fair value of approximately $445 million as of December 31, 2018. The Company currently intends to responsibly dispose of all of the Frontdoor common stock by June 14, 2019 to reduce debt in accordance with terms set forth in a private letter ruling with the IRS governing the tax-free status of the Distribution.

Refinancing of Indebtedness

In connection with the Separation and in accordance with the terms set forth in a private letter ruling with the IRS governing the tax-free status of the Distribution related to a debt-for-debt exchange,  we borrowed an aggregate principal amount of $1 billion under a short-term credit facility on August 1, 2018, the proceeds of which were used to prepay $982 million aggregate principal amount of term loans outstanding under our senior secured term loan facility. Such prepayment resulted in a loss on extinguishment of debt of $10 million for the year ended December 31, 2018. On August 16, 2018, Frontdoor incurred in favor of the Company $350 million aggregate principal of 6.75% Senior Notes due 2026 and a $650 million senior secured term loan facility, and obtained a $250 million senior secured revolving credit facility. We then transferred and assigned our rights and obligations in respect of Frontdoor’s senior notes and senior secured term loan facility to the lender under such short-term credit facility through a debt-for-debt exchange to satisfy our obligations thereunder.

On October 1, 2018, in connection with the Separation, Frontdoor’s senior secured term loan facility and senior notes were included in the transfer of assets and liabilities to Frontdoor, reducing the Company’s total long-term debt by approximately $1 billion.

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

Fleet and Equipment Financing Arrangements

We have entered into a fleet management services agreement (the “Fleet Agreement”) which, among other things, allows us to obtain fleet vehicles through a leasing program. We expect to fulfill substantially all of our vehicle fleet needs through the leasing program under the Fleet Agreement. For the year ended December 31, 2018, we acquired $32 million of vehicles through the leasing program under the Fleet Agreement. All leases under the Fleet Agreement are capital leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45%. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement. We anticipate new lease financings for the full year 2019 will range from approximately $35 million to $45 million.

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

Furthermore, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to a subsidiary borrowing arrangement at our financing subsidiary.  As of December 31, 2018, the total net assets subject to these third-party restrictions was $23 million. We expect that such limitations will be in effect for the foreseeable future. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

We previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. The Act imposes a one-time tax (“Transition Tax”) on undistributed and previously untaxed post-1986 foreign earnings and profits, as determined in accordance with U.S. tax principles, of certain foreign owned corporations owned by U.S. stockholders. While the Transition Tax resulted in all pre-2018 undistributed foreign earnings being subject to U.S. tax, an actual repatriation from our non-U.S. subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes. Included in our December 31, 2017 U.S. income tax provision is less than $1 million in Transition Tax. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $30 million and $29 million as of December 31, 2018 and 2017, respectively.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized in the following table.

	Year Ended December 31,
(In millions)	2018	2017	2016
Net cash provided from (used for):
Operating activities	$229	$204	$148
Investing activities	(250)	(79)	(79)
Financing activities	(350)	(147)	(102)
Discontinued operations	121	198	122
Effect of exchange rate changes on cash	(1)	1	—
Cash increase (decrease) during the period	$(250)	$177	$89

Operating Activities

Net cash provided from operating activities from continuing operations increased $25 million to $229 million for the year ended December 31, 2018 compared to $204 million for the year ended December 31, 2017 and $148 million for the year ended December 31, 2016.

Net cash provided from operating activities in 2018 comprised $217 million in earnings adjusted for non-cash charges, offset, in part, by $2 million in payments related to fumigation matters and a $13 million decrease in cash required for working capital (a $4 million increase excluding the working capital impact of accrued interest and taxes). For the year ended December 31, 2018, working capital requirements were favorably impacted by the timing of income tax payments.

Net cash provided from operating activities in 2017 comprised $241 million in earnings adjusted for non-cash charges, offset, in part, by $12 million in payments related to fumigation matters and a $25 million increase in cash required for working capital (an  $8 million increase excluding the working capital impact of accrued interest and taxes). For the year ended December 31, 2017, working capital requirements were unfavorably impacted by the timing of income tax payments.

Net cash provided from operating activities in 2016 comprised $271 million in earnings adjusted for non-cash charges, offset, in part, by $90 million in payments related to fumigation matters and a $33 million increase in cash required for working capital (a $33 million increase excluding the working capital impact of accrued interest, restructuring and taxes). For the year ended December 31, 2016, working capital requirements were negatively impacted by timing of payments related to self-insured claims.

Investing Activities

Net cash used for investing activities from continuing operations was $250 million for the year ended December 31, 2018 compared to $79 million for the year ended December 31, 2017 and $79 million for the year ended December 31, 2016.

Capital expenditures decreased to $49 million ($41 million, net of government grants) in 2018 from $68 million ($66 million, net of government grants) in 2017 and increased from  $46 million in 2016 and included recurring capital needs, investments in our new Global Service Center and information technology projects. Approximately $21 million of capital expenditures related to our Global Service Center relocation were funded by a tenant improvement allowance. We anticipate capital expenditures for the full year 2019 will range from $35 million to $45 million, reflecting our partnership with Salesforce to upgrade our technology platforms and additional recurring capital needs.  We expect to fulfill our ongoing vehicle fleet needs through vehicle capital leases.  We have no additional material capital commitments at this time.

Proceeds from the sale of equipment and other assets was $2 million, $4 million and $8 million in 2018, 2017 and 2016, respectively, primarily driven by the branch conversions at Merry Maids in 2016. The branches were sold for a total purchase price of $9 million in 2016. In 2016, we received cash of $6 million, and provided financing of $2 million, respectively. As of October 10, 2016, the branch conversion process was complete.

Cash payments for acquisitions totaled  $191 million in 2018 compared with $13 million in 2017 and $34 million  in 2016. In 2018, we completed 20 acquisitions, including Copesan, a Terminix franchisee and a ServiceMaster Restore master distributor within ServiceMaster Brands. In 2017, consideration given for the purchase of a master distributor and for tuck-in acquisitions consisted of cash payments of $13 million and deferred payments of $3 million.  In 2016, we completed several pest control and termite acquisitions.  We expect to continue our tuck-in acquisition program at Terminix and to periodically evaluate other strategic acquisitions in the United States and internationally.

Cash flows used for purchases of available-for-sale securities in 2017 were $2 million.

Cash flows used for notes receivable, net, were $20 million, $2 million and $4 million in 2018, 2017 and 2016, respectively, and were a result of increased financing provided by our financing subsidiary to our franchisees and retail customers of our operating units and other long-term financing arrangements.

Financing Activities

Net cash used for financing activities from continuing operations was $350 million for the year ended December 31, 2018 compared to $147 million for the year ended December 31, 2017 and $102 million for the year ended December 31, 2016.

During 2018, we completed a debt-for-debt exchange with Frontdoor which resulted in $1 billion of borrowings and $1 billion of repayments of long-term debt. In addition, we repaid $114 million of other debt, including $79 million to repay our 2018 Notes upon their maturity.  In completing the spin-off, we contributed $242 million to Frontdoor. We also received $7 million from the issuance of common stock upon the exercise of stock options.

During 2017, we made scheduled principal payments on long-term debt of $61 million, purchased $30 million in aggregate principal amount of our 7.25% notes maturing in 2038 using available cash, repurchased $85 million of common stock and received $30 million from the issuance of common stock upon the exercise of stock options and shares issued under the Employee Stock Purchase Plan.

During 2016,  we entered into a $1,650 Term Loan Facility and sold $750 million of 2024 Notes and used the proceeds to repay the remaining outstanding $2,356 million in aggregate principal amount of the Old Term Facility. Additionally, we made scheduled principal payments on long-term debt of $60 million, paid $4 million in original issue discount, paid $34 million in debt issuance costs, repurchased $60 million of common stock and received $13 million from the issuance of common stock through the exercise of stock options and the sale of shares under the Employee Stock Purchase Plan.

Contractual Obligations

The following table presents our contractual obligations and commitments as of December 31, 2018.

(In millions)	Total	Less than 1 Yr	1 - 3 Yrs	3 - 5 Yrs	More than 5 Yrs
Principal repayments*	$1,734	$30	$60	$647	$997
Capital leases*	92	31	46	14	1
Estimated interest payments(1)	498	74	140	133	151
Non-cancelable operating leases(2)	146	17	36	25	67
Purchase obligations(3)	57	27	20	10	—
Insurance claims*	176	55	57	23	42
Other, including deferred compensation trust*	8	1	1	2	4
Total amount	$2,711	$236	$359	$854	$1,262

__________________________________

*These items are reported in the consolidated statements of financial position.

(1)

These amounts represent future interest payments related to existing debt obligations based on fixed and variable interest rates and principal maturities specified in the associated debt agreements. As of December 31, 2018, payments related to variable debt are based on applicable rates at December 31, 2018 plus the specified margin in the associated debt agreements for each period presented. As of December 31, 2018, the estimated debt balance (including capital leases) as of each fiscal year end from 2019 through 2022 is $1,764 million, $1,726 million, $1,659 million, $1,647 million and $998 million, respectively. The weighted-average interest rate on the estimated debt balances at each fiscal year end from 2019 through 2022 is expected to be 5.0 percent. See Note 12 to the consolidated financial statements for the terms and maturities of existing debt obligations.

(2)

These amounts primarily represent future payments relating to real estate operating leases. See Note 9 to the consolidated financial statements for additional discussion of our restructuring costs. A portion of our vehicle fleet and some equipment are leased through cancelable operating leases and are therefore excluded in the table above.

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

Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2018, we are unable to reasonably estimate the period of cash settlement with the respective taxing authority. Accordingly, $15 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See the discussion of income taxes in Note 6 to the consolidated financial statements.

Financial Position—Continuing Operations

The following discussion describes changes in our financial position from December 31, 2017 to December 31, 2018.

An investment in Frontdoor was recorded at fair value based on Frontdoor’s stock price on December 31, 2018 for the common shares of Frontdoor retained after the American Home Shield spin-off.

Receivables increased from prior year levels, primarily related to acquisitions at Terminix.

Prepaid expenses and other assets decreased due to a change in the timing of income tax payments.

Property and equipment decreased from prior year levels, reflecting purchases for recurring capital needs and information technology projects and the acquisition of vehicles under the Fleet Agreement, more than offset by depreciation expense.

Goodwill and intangible assets, primarily trade names, service marks and trademarks, net, increased from prior year levels due to several pest control and termite acquisitions, the purchase of a Terminix franchisee and the purchase of a master distributor. See Notes 5 and 7 to the consolidated financial statements for more details.

Restricted cash represents amounts posted as collateral under our automobile, general liability and workers’ compensation insurance program.

Notes receivable increased due to an increase in long-term financing arrangements.

Current Deferred customer acquisition costs decreased and long-term Deferred customer acquisition costs increased as a result of our adoption of ASC 606 on January 1, 2018.

Payroll and related expenses increased from prior year levels reflecting an increase in accrued payroll and incentive compensation expense.

Deferred revenue increased from prior year levels, primarily reflecting growth at Terminix.

The current portion of long-term debt and long-term debt decreased from prior year levels, primarily due to the prepayment of approximately $982 million aggregate principal amount of term loans outstanding on August 1, 2018 and repayment of $79 million of our 2018 Notes on March 1, 2018. See Note 12 to the consolidated financial statements for more details.

Deferred taxes increased from prior year levels, primarily due to the basis differences related to intangible assets. See Note 6 to the consolidated financial statements for more details.

Total stockholders’ equity was $2,204 million as of December 31, 2018 compared to $1,167 million as of December 31, 2017. The increase was primarily driven by the $1,078 million of net liabilities distributed to Frontdoor. See the consolidated statements of stockholders’ equity for further information.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any significant off-balance sheet arrangements.

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

As required under accounting standards for goodwill and other intangibles, goodwill is not subject to amortization, and intangible assets with indefinite useful lives are not amortized until their useful lives are determined to no longer be indefinite. Goodwill and intangible assets that are not subject to amortization are subject to assessment for impairment by applying a fair‑value based test on an annual basis or more frequently if circumstances indicate a potential impairment. Goodwill and indefinite-lived intangible assets, primarily our trade names, are assessed annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Our goodwill is assigned to two reporting units: Terminix and ServiceMaster Brands. The October 1, 2018 estimated fair values for both reporting units were substantially in excess of their respective carrying values, and we do not believe the reporting units were at risk of impairment as of December 31, 2018. Our 2018, 2017 and 2016 annual impairment analyses, which were performed as of October 1 of each year, did not result in any goodwill or trade name impairments to continuing operations.

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

Newly Issued Accounting Standards

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. In the year ended December 31, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,”  ASU 2017-09, “Stock Compensation – Scope of Modification Accounting,” and ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” See Note 2 to the consolidated financial statements for further information on these adoptions and other newly issued accounting standards.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The economy and its impact on discretionary consumer spending, labor wages, fuel prices and other material costs, unemployment rates, insurance costs and medical costs could have a material adverse impact on future results of operations.

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

Our variable rate debt is fully hedged under our interest rate swap and, therefore, we believe our exposure to interest rate fluctuations, when viewed on a net basis, is not material to our overall results of operations. Assuming all revolving loans were fully drawn as of December 31, 2018, each one percentage point change in interest rates would result in an approximate $3 million change in annual interest expense on our Revolving Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness.

The following table summarizes information about our debt as of December 31, 2018 (after considering the impact of the effective interest rate swaps), including the principal cash payments and related weighted‑average interest rates by expected maturity dates based on applicable rates at December 31, 2018.

	Expected Year of Maturity							Fair
(In millions)	2019	2020	2021	2022	2023	Thereafter	Total	Value
Debt:
Fixed rate	$18	$12	$48	$2	$645	$997	$1,722	$1,688
Average interest rate	5.0%	5.0%	5.0%	5.0%	4.0%	5.7%	5.0%
Variable rate	$43	$27	$19	$10	$4	$1	$103	$103
Average interest rate	4.8%	5.1%	5.1%	5.1%	5.1%	5.1%	4.9%
Interest Rate Swaps:
Receive variable/pay fixed						$650
Average pay rate(1)						1.5%
Average receive rate(1)						2.0%

(1)Before the application of the applicable borrowing margin.

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 14 million gallons of fuel in 2019. As of December 31, 2018, a 10 percent change in fuel prices would result in a change of approximately $3 million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of December 31, 2018, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $25 million, maturing through 2019. The estimated fair value of these contracts as of December 31, 2018 was a net liability of $4 million. These fuel swap contracts provide a fixed price for approximately 69 percent of our estimated fuel usage for 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ServiceMaster Global Holdings, Inc.
Memphis, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of ServiceMaster Global Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February, 28, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 28, 2019

We have served as the Company's auditor since 2002.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(In millions, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue	$1,900	$1,755	$1,726
Cost of services rendered and products sold	1,041	962	924
Selling and administrative expenses	555	500	462
Amortization expense	18	18	27
Acquisition-related costs	5	—	1
401(k) Plan corrective contribution	—	(3)	2
Fumigation related matters	3	4	93
Insurance reserve adjustment	—	—	23
Impairment of software and other related costs	—	2	1
Mark-to-market loss on investment in frontdoor, inc.	249	—	—
Restructuring charges	17	21	15
Gain on sale of Merry Maids branches	—	—	(2)
Interest expense	133	150	153
Interest and net investment income	(5)	(2)	(1)
Loss on extinguishment of debt	10	6	32
(Loss) Income from Continuing Operations before Income Taxes	(126)	99	(2)
Provision (benefit) for income taxes	37	(242)	(5)
Equity in losses of joint venture	—	—	(1)
(Loss) Income from Continuing Operations	(163)	341	2
Gain from discontinued operations, net of income taxes	122	169	153
Net (Loss) Income	$(41)	$510	$155
Other Comprehensive (Loss) Income, Net of Income Taxes:
Net unrealized gains (losses) on securities	—	1	(2)
Net unrealized gains on derivative instruments	1	4	20
Foreign currency translation (loss) gain	(3)	3	—
Other Comprehensive (Loss) Income, Net of Income Taxes	(3)	8	18
Total Comprehensive (Loss) Income	$(44)	$518	$173
Weighted-average common shares outstanding - Basic	135.5	134.4	135.3
Weighted-average common shares outstanding - Diluted	135.5	135.4	137.3
Basic Earnings Per Share:
(Loss) Income from Continuing Operations	$(1.20)	$2.54	$0.01
Gain from discontinued operations, net of income taxes	0.90	1.26	1.13
Net (Loss) Income	(0.30)	3.79	1.14
Diluted Earnings Per Share:
(Loss) Income from Continuing Operations	$(1.20)	$2.52	$0.01
Gain from discontinued operations, net of income taxes	0.90	1.25	1.11
Net (Loss) Income	(0.30)	3.76	1.13

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Financial Position

(In millions, except share data)

	As of	As of
	December 31,	December 31,
	2018	2017
Assets:
Current Assets:
Cash and cash equivalents	$224	$192
Investment in frontdoor, inc.	445	—
Receivables, less allowances of $21 and $22, respectively	186	162
Inventories	45	41
Prepaid expenses and other assets	61	88
Deferred customer acquisition costs	—	18
Current assets of discontinued operations	—	740
Total Current Assets	962	1,242
Other Assets:
Property and equipment, net	201	202
Goodwill	1,956	1,780
Intangible assets, primarily trade names, service marks and trademarks, net	1,588	1,526
Restricted cash	89	89
Notes receivable	43	41
Long-term marketable securities	21	21
Deferred customer acquisition costs	77	—
Other assets	87	67
Long-term assets of discontinued operations	—	678
Total Assets	$5,023	$5,646
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$89	$82
Accrued liabilities:
Payroll and related expenses	60	56
Self-insured claims and related expenses	58	60
Accrued interest payable	14	14
Other	61	43
Deferred revenue	95	90
Current liabilities of discontinued operations	—	693
Current portion of long-term debt	49	136
Total Current Liabilities	425	1,174
Long-Term Debt	1,727	2,642
Other Long-Term Liabilities:
Deferred taxes	484	451
Long-term liabilities of discontinued operations	—	44
Other long-term obligations, primarily self-insured claims	182	168
Total Other Long-Term Liabilities	666	663
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 147,209,928 shares issued and 135,687,558 shares outstanding at December 31, 2018, and 146,662,232 shares issued and 135,141,048 outstanding at December 31, 2017)	2	2
Additional paid-in capital	2,309	2,321
Retained earnings (accumulated deficit)	156	(895)
Accumulated other comprehensive loss	5	5
Less common stock held in treasury, at cost (11,522,370 shares at December 31, 2018, and 11,521,184 shares at December 31, 2017)	(267)	(267)
Total Stockholders' Equity	2,204	1,167
Total Liabilities and Stockholders' Equity	$5,023	$5,646

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity

(In millions)

					Accumulated
				Retained	Other
			Additional	Earnings	Comprehensive
		Common	Paid-in	(Accumulated	Income	Treasury		Total
	Shares	Stock	Capital	Deficit)	(Loss)	Shares	Amount	Equity
Balance December 31, 2015	143	$2	$2,245	$(1,560)	$(21)	(8)	$(122)	$545
Net income	—	—	—	155	—	—	—	155
Other comprehensive loss, net of tax	—	—	—	—	18	—	—	18
Total comprehensive loss	—	—	—	155	18	—	—	173
Issuance of common stock	—	—	2	—	—	—	—	2
Exercise of stock options	1	—	10	—	—	—	—	10
Repurchase of common stock	—	—	—	—	—	(2)	(60)	(60)
Stock-based employee compensation	—	—	16	—	—	—	—	16
Balance December 31, 2016	144	$2	$2,274	$(1,405)	$(3)	(9)	$(182)	$686
Net income	—	—	—	510	—	—	—	510
Other comprehensive income, net of tax	—	—	—	—	8	—	—	8
Total comprehensive income	—	—	—	510	8	—	—	518
Issuance of common stock	—	—	2	—	—	—	—	2
Exercise of stock options	2	—	28	—	—	—	—	28
Repurchase of common stock	—	—	—	—	—	(2)	(85)	(85)
Stock-based employee compensation	—	—	18	—	—	—	—	18
Balance December 31, 2017	147	$2	$2,321	$(895)	$5	(12)	$(267)	$1,167
Net loss	—	—	—	(41)	—	—	—	(41)
Other comprehensive loss, net of tax	—	—	—	—	(3)	—	—	(3)
Total comprehensive loss	—	—	—	(41)	(3)	—	—	(44)
Cumulative effect of accounting changes	—	—	—	14	2	—	—	16
Net assets distributed to frontdoor, inc.	—	—	(35)	1,078	—	—	—	1,043
Exercise of stock options	—	—	6	—	—	—	—	6
Stock-based employee compensation	—	—	16	—	—	—	—	16
Balance December 31, 2018	147	$2	$2,309	$156	$5	(12)	$(267)	$2,204

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2018	2017	2016
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	$563	$386	$296
Cash Flows from Operating Activities from Continuing Operations:
Net (Loss) Income	(41)	510	155
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Gain from discontinued operations, net of income taxes	(122)	(169)	(153)
Equity in losses of joint venture	—	—	1
Depreciation expense	73	68	53
Amortization expense	18	18	27
Amortization of debt issuance costs	4	5	5
401(k) Plan corrective contribution	—	(3)	2
Fumigation related matters	3	4	93
Payments on fumigation related matters	(2)	(12)	(90)
Insurance reserve adjustment	—	—	23
Impairment of software and other related costs	—	2	1
Mark-to-market loss on investment in frontdoor, inc.	249	—	—
Gain on sale of Merry Maids branches	—	—	(2)
Loss on extinguishment of debt	10	6	32
Deferred income tax provision	8	(233)	20
Stock-based compensation expense	14	10	12
Gain on sale of marketable securities	(1)	—	—
Restructuring charges	17	21	15
Cash payments related to restructuring charges	(15)	(6)	(8)
Other	(2)	9	(4)
Change in working capital, net of acquisitions:
Receivables	(6)	(2)	—
Inventories and other current assets	(6)	(1)	(11)
Accounts payable	(1)	(6)	6
Deferred revenue	(2)	(11)	1
Accrued liabilities	12	12	(30)
Accrued interest payable	(1)	(1)	6
Current income taxes	17	(15)	(5)
Net Cash Provided from Operating Activities from Continuing Operations	229	204	148
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(49)	(68)	(46)
Government grant fundings for property additions	7	2	—
Sale of equipment and other assets	2	4	8
Business acquisitions, net of cash acquired	(191)	(13)	(34)
Purchases of available-for-sale securities	—	(2)	—
Origination of notes receivable	(120)	(102)	(100)
Collections on notes receivable	100	100	97
Other investments	1	(1)	(3)
Net Cash Used for Investing Activities from Continuing Operations	(250)	(79)	(79)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	1,000	—	2,400
Payments of debt	(1,114)	(91)	(2,416)
Discount paid on issuance of debt	—	—	(4)
Debt issuance costs paid	—	—	(34)
Call premium paid on retirement of debt	—	(1)	—
Contribution to frontdoor, inc.	(242)	—	—
Repurchase of common stock and RSU vesting	—	(85)	(60)
Issuance of common stock	7	30	13
Net Cash Used for Financing Activities from Continuing Operations	(350)	(147)	(102)

Consolidated Statements of Cash Flows (Continued)
(In millions)

(In millions)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Discontinued Operations:
Cash provided from operating activities	146	210	177
Cash used for investing activities	(1)	(6)	(54)
Cash used for financing activities	(24)	(5)	(1)
Net Cash Provided from Discontinued Operations	121	198	122
Effect of Exchange Rate Changes on Cash	(1)	1	—
Cash (Decrease) Increase During the Period	(250)	177	89
Cash and Cash Equivalents and Restricted Cash at End of Period	$313	$563	$386

See accompanying Notes to the Consolidated Financial Statements.

SERVICEMASTER GLOBAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

ServiceMaster is a leading provider of essential residential and commercial services. Our services include residential termite and pest control, commercial termite and pest control, national accounts pest control services, restoration, commercial cleaning, residential cleaning, cabinet and furniture repair and home inspection. We provide these services through an extensive service network of company-owned, franchised and licensed locations operating primarily under the following leading brands: Terminix, Terminix Commercial, Copesan, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec. All of our consolidated subsidiaries are wholly-owned. Intercompany transactions and balances have been eliminated.

American Home Shield Spin-off

On October 1, 2018, we completed the previously announced separation of our American Home Shield business (the “Separation”). The Separation was effectuated through a pro rata dividend (the “Distribution”) to our stockholders of approximately 80.2% of the outstanding shares of common stock of frontdoor, inc. (“Frontdoor”), which was formed as a wholly owned subsidiary of the Company to hold its American Home Shield business. As a result of the Distribution, Frontdoor is an independent public company that trades on the Nasdaq Global Select Market under the symbol “FTDR.”

The Distribution was made to our stockholders of record as of the close of business on September 14, 2018 (the “Record Date”), and such stockholders received one share of Frontdoor common stock for every two shares of ServiceMaster common stock held as of the close of business on the Record Date. We distributed 67,781,527 shares of common stock of Frontdoor in the Distribution and retained 16,734,092 shares, or approximately 19.8%, of the common stock of Frontdoor immediately following the Distribution. These investments are accounted for as available for sale securities. We currently intend to responsibly dispose of all of the Frontdoor common stock retained after the Distribution through one or more subsequent exchanges for debt by June 14, 2019, in accordance with terms set forth in a private letter ruling with the IRS governing the tax-free status of the Distribution.

As a result of the Separation, we now have two reportable segments: Terminix and ServiceMaster Brands. The historical results of the American Home Shield Business, including the results of operations, cash flows and related assets and liabilities are reported as discontinued operations for all periods presented herein.

Note 2. Significant Accounting Policies

Consolidation

The consolidated financial statements include all of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. The more significant areas requiring the use of management estimates relate to revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims; accruals for termite damage claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; share based compensation; useful lives for depreciation and amortization expense; the valuation of marketable securities, including the valuation of retained shares of Frontdoor common stock; and the valuation of tangible and intangible assets. In 2018, there were no changes in the significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates, other than the valuation of our retained shares of Frontdoor common stock.

The allowance for uncollectible receivables is developed based on several factors including overall customer credit quality, historical write-off experience and specific account analyses that project the ultimate collectability of the outstanding balances. As such, these factors may change over time causing the allowance level to vary.

We carry insurance policies on insurable risks at levels which we believe to be appropriate, including workers’ compensation, auto and general liability risks. We purchase insurance policies from third-party insurance carriers, which typically incorporate significant deductibles or self-insured retentions. We are responsible for all claims that fall below the retention limits. In determining our accrual for self-insured claims, we use historical claims experience to establish both the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual include known claims, as well as incurred but not reported claims. We adjust the estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

We seek to reduce the potential amount of loss arising from self-insured claims by insuring certain levels of risk. While insurance agreements are designed to limit our losses from large exposure and permit recovery of a portion of direct unpaid losses, insurance does not relieve us of ultimate liability. Accordingly, the accruals for insured claims represent our total unpaid gross losses. Insurance recoverables, which are reported within Prepaid expenses and other assets and Other assets, relate to estimated insurance recoveries on the insured claims reserves.

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

We record deferred income tax balances based on the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and income tax purposes. We record deferred tax items based on the estimated value of the tax basis. We adjust tax estimates when required to reflect changes based on factors such as changes in tax laws, relevant court decisions, results of tax authority reviews and statutes of limitations. We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize potential interest and penalties related to our uncertain tax positions in Provision (benefit) for income taxes on the consolidated statements of operations and comprehensive (loss) income.

Revenue

On January 1, 2018, we adopted FASB Accounting Standards Codification (“ASC”) 606. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605, “Revenue Recognition.” See Note 3 to the consolidated financial statements for more details.

Deferred Customer Acquisition Costs

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the expected customer relationship period. See Note 3 to the consolidated financial statements for more details.

Advertising

Advertising costs are expensed when the advertising occurs. Advertising expense for the years ended December 31, 2018, 2017 and 2016 was $85 million, $71 million and $66 million, respectively.

Inventory

Inventories are recorded at the lower of cost (primarily on a weighted-average cost basis) or net realizable value. Our inventory primarily consists of finished goods to be used on the customers’ premises or sold to franchisees.

Property and Equipment, Intangible Assets and Goodwill

Property and equipment consist of the following:

			Estimated
	As of December 31,		Useful Lives
(In millions)	2018	2017	(Years)
Land	$5	$4	N/A
Buildings and improvements	47	50	10 - 40
Technology and communications	208	190	3 - 7
Machinery, production equipment and vehicles	242	222	3 - 9
Office equipment, furniture and fixtures	19	13	5 - 7
	521	480
Less accumulated depreciation	(320)	(277)
Net property and equipment	$201	$202

Depreciation of property and equipment, including depreciation of assets held under capital leases was $73 million, $68 million and $53 million for the years ended December 31, 2018, 2017 and 2016, respectively.

We recorded impairment charges of $2 million and $1 million in the years ended December 31, 2017 and 2016, respectively, relating to our decisions to replace certain software. No impairment charges were recorded in the year ended December 31, 2018.

As of December 31, 2018 and 2017, goodwill was $1,956 million and $1,780 million, respectively. Intangible assets consisted of indefinite-lived trade names of $1,482 million and $1,468 million and other amortizable intangible assets in the amount of $106 million and $59 million as of December 31, 2018 and 2017, respectively.

Fixed assets and intangible assets with finite lives are depreciated and amortized on a straight-line basis over their estimated useful lives. These lives are based on our previous experience for similar assets, potential market obsolescence and other industry and business data. As required by accounting standards for the impairment or disposal of long-lived assets, fixed assets and finite-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment loss would be recognized equal to the difference between the carrying amount and the fair value of the asset. Changes in the estimated useful lives or in the asset values could cause us to adjust its book value or future expense accordingly.

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

Goodwill and indefinite-lived intangible assets, primarily trade names, are assessed annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company’s 2018, 2017 and 2016 annual impairment analyses, which were performed as of October 1 of each year, did not result in any goodwill or trade name impairments to continuing operations.

Restricted Cash

Restricted cash consists of cash held in trust as collateral under our automobile, general liability and workers’ compensation insurance program.

Restricted Net Assets

There are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to the Company. These restrictions are related to a subsidiary borrowing arrangement at our financing subsidiary. As of December 31, 2018, the total net assets subject to these third-party restrictions was $23 million. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

Financial Instruments and Credit Risk

We have entered into specific financial arrangements in the normal course of business to manage certain market risks, with a policy of matching positions and limiting the terms of contracts to relatively short durations. The effect of derivative financial instrument transactions could have a material impact on our financial statements. We do not hold or issue derivative financial instruments for trading or speculative purposes. We have historically hedged a significant portion of our annual fuel consumption and have also historically hedged the interest payments on a portion of our variable rate debt using interest rate swap agreements. All our fuel swap contracts and interest rate swap contracts are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the consolidated statements of financial position as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in accumulated other comprehensive income.

Financial instruments, which potentially subject us to financial and credit risk, consist principally of investments and receivables. Investments consist primarily of publicly traded debt and common equity securities. Financial instruments are accounted for at fair value with adjustments to fair value recognized in Interest and net investment income in the consolidated statements of operations and comprehensive (loss) income in the period incurred. Most of our receivables and notes receivable have little concentration of credit risk due to the large number of customers with relatively small balances and their dispersion across geographical areas. We maintain an allowance for losses based upon the expected collectability of receivables. See Note 18 to the consolidated financial statements for information relating to the fair value of financial instruments.

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

Income Taxes

We and our subsidiaries file consolidated U.S. federal income tax returns. State and local returns are filed both on a separate company basis and on a combined unitary basis with the Company. Current and deferred income taxes are provided for on a separate company basis. We account for income taxes using an asset and liability approach for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income taxes are provided to reflect the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts expected to be realized. We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our tax return. We recognize potential interest income, interest expense and penalties related to uncertain tax positions in income tax expense.

Earnings Per Share

Basic earnings per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options, restricted stock units (“RSUs”) and performance shares are reflected in diluted earnings per share by applying the treasury stock method. See Note 19 to the consolidated financial statements for more details.

Newly Issued Accounting Standards

Adoption of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. On January 1, 2018, we adopted FASB Accounting Standards Codification (“ASC”) 606 using the modified retrospective method for those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, “Revenue Recognition.” We implemented internal controls and system functionality where necessary to enable the preparation of financial information on adoption. See Note 3 to the consolidated financial statements for more details.

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” to change how entities measure certain equity investments, to require the disclosure of changes in the fair value of financial liabilities measured under the fair value option that are attributable to a company’s own credit, and to change certain other disclosure requirements. The changes in ASU 2016-01 specifically require that the changes in fair value of all investments in equity securities be recognized in net (loss) income. In March 2018, the FASB issued an amendment to this standard (ASU 2018-03), which provides further clarification regarding this standard. We adopted this ASU on January 1, 2018. As a result of the adoption, approximately $2 million was reclassified from Accumulated other comprehensive income (“AOCI”) to Accumulated deficit related to unrealized gains on available-for-sale equity securities upon adoption.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The ASU clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by providing a screen to determine when an integrated set of assets or activities is not a business. We adopted this ASU on January 1, 2018. The consolidated financial statements may be impacted if an acquisition does not qualify as a business combination under the ASU. Such acquisitions would be accounted for as asset purchases.

In May 2017, the FASB issued ASU 2017-09, “Stock Compensation – Scope of Modification Accounting.” The ASU clarifies the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. We adopted this ASU on January 1, 2018 and applied the guidance prospectively to awards modified on or after the adoption date.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” allowing a reclassification from AOCI to Retained Earnings for stranded tax effects resulting from the corporate income tax rate change in the Tax Cuts and Jobs Act (the “Act” or “U.S. Tax Reform”). It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. As allowed by the ASU, we elected to early adopt the amendments of this ASU on January 1, 2018 and reclassified approximately $4 million of unrealized losses from AOCI to Accumulated deficit.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements.” This ASU does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. We adopted this ASU on January 1, 2019 and applied the guidance prospectively.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any optional renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The amendments in ASU 2018-15 will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We early adopted this ASU on January 1, 2019 and applied the guidance prospectively to implementation costs incurred related to cloud computing arrangements. We expect the adoption of this ASU will result in the capitalization of certain development costs that would have otherwise been expensed to our consolidated statements of operations and comprehensive (loss) income as we implement Salesforce.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018, with relief provided for filings made shortly after the final rule’s effective date in SEC Question 105.09 of the Exchange Act Forms C&DIs. We adopted this final rule on November 5, 2018.

Following are the results of the adoption of these standards on our consolidated statements of stockholders’ equity previously reported:

(In millions)	Accumulated other comprehensive income	Accumulated deficit
As reported, December 31, 2017	$5	$(895)
Impact of adopting ASC 606 (Note 3)	—	16
Impact of adopting ASU 2016-01	(2)	2
Impact of adopting ASU 2018-02	4	(4)
As revised, January 1, 2018	$7	$(881)

Accounting Standards Issued But Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” which is the final standard on accounting for leases. In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, which amend ASU 2016-02 to provide companies an alternative transition method whereby it may elect to recognize and measure leases by applying the cumulative impact of adopting ASU 2016-02 to the opening retained earnings balance in the period of adoption, thereby removing the requirement that the financial statements of prior periods be restated. The Company plans to utilize this alternative transition method. While both lessees and lessors are affected by the new guidance, the effects on lessees are much more significant. The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. Entities are required to use a modified retrospective approach to adopt the guidance. We adopted the new lease guidance effective January 1, 2019, and elected the available practical expedients upon adoption. The adoption resulted in the recognition of a right of use asset of approximately $195 million and a lease liability of approximately $230 million on January 1, 2019.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The ASU simplifies certain aspects of hedge accounting and improves disclosures of hedging arrangements through the elimination of the requirement to separately measure and report hedge ineffectiveness. The ASU generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item in order to align financial reporting of hedging relationships with economic results. Entities must apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements must be applied prospectively. We adopted the amendments in this ASU on January 1, 2019 and will apply the guidance prospectively to our hedges.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement.” This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in ASU 2018-13 will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for the removed disclosures and delayed adoption is permitted until fiscal 2021 for the new disclosures. We are currently evaluating the disclosure changes necessary to our consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-16, “Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes,” which amends ASC 815, Derivatives and Hedging. This ASU adds the OIS rate based on SOFR to the list of permissible benchmark rates for hedge accounting purposes. The company will early adopt the ASU in the first quarter of fiscal year 2019. The adoption will not have a material effect on our consolidated financial statements.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not expect the future adoption of any such pronouncements will have a material impact on our financial condition or the results of our operations.

Note 3. Revenues

The following table presents our reportable segment revenues, disaggregated by revenue source. We disaggregate revenue from contracts with customers into major product lines. We have determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

As noted in the business segment reporting information in Note 4,  our reportable segments are Terminix and ServiceMaster Brands.

	Terminix			ServiceMaster Brands			Total
	Year ended December 31,			Year ended December 31,			Year ended December 31,
(In millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Major service line
Residential Pest Control	$655	$613	$621	$—	$—	$—	$655	$613	$621
Commercial Pest Control	317	255	255	—	—	—	317	255	255
Termite and Home Services	599	593	571	—	—	—	599	593	571
Royalty Fees	—	—	77	132	127	120	132	127	197
Commercial Cleaning National Accounts	—	—	—	65	53	43	65	53	43
Sales of Products and Other	84	81	—	48	32	37	132	113	37
Corporate	—	—	—	—	—	—	1	2	2
Total	$1,655	$1,541	$1,524	$244	$212	$200	$1,900	$1,755	$1,726

At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good or service (or a bundle of goods and services) that is distinct. To identify the performance obligation, we consider all of the goods and services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

Terminix segment

Residential pest control services

Residential pest control services can be for one-time or recurring services. Revenues from residential pest control services are recognized at the agreed-upon contractual amount over time as the services are provided, most of which are started and completed within one day, as the customer simultaneously receives and consumes the benefits of the services as they are performed. Upon completion of service, a receivable is recorded related to this revenue as we have an unconditional right to invoice and receive payment. Payments are typically received shortly after services have been rendered.

Commercial pest control services

Commercial pest control services are largely for recurring services.  Revenues from commercial pest control services are recognized at the agreed-upon contractual amount over time as the services are provided, most of which are started and completed within one day, as the customer simultaneously receives and consumes the benefits of the services as they are performed. Upon completion of service, a receivable is recorded related to this revenue as we have an unconditional right to invoice and receive payment. Payments are typically received shortly after services have been rendered.

Termite and home services

We eradicate termites through the use of baiting systems and non-baiting methods (e.g., fumigation or liquid treatments). Termite services using liquid and baiting systems are sold through annual renewable contracts. We also perform other related services, including wildlife exclusion, crawl space encapsulation and attic insulation, which may be one-time or renewable services. Revenues for termite services are recognized at the agreed-upon contractual amount upon the completion of the service. All termite services are generally started and completed within one day. Upon completion of the service, a receivable is recorded related to this revenue as we have an unconditional right to invoice and receive payment. Payments are typically received shortly after services have been rendered.

Most termite services can be renewed after the initial year. Revenue on renewal contracts is recognized upon completion of an annual inspection and receipt of payment from the customer which evidences the extension of the contract into a renewal period. Advanced renewal payments generate a contract liability and are deferred until the related renewal period.

Termite inspection and protection contracts are frequently sold through annual contracts. For these contracts, we have a stand ready obligation of which the customer receives and consumes the benefits over the annual period. Associated service costs are expensed as incurred. We measure progress toward satisfaction of our stand ready obligation over time using costs incurred as the measure of progress under the input method, which results in straight-line recognition of revenue. Payments are received at the commencement of the contract, which generates a contract liability, or in installments over the contract period.

Sales of products and other

Product revenues are generated from selling products to distributors and franchisees. Revenues from product sales are generally recognized once control of the products transfers to the customer. A receivable is recorded related to these sales as we have an unconditional right to invoice and receive payment. Payments are typically received shortly after a customer is invoiced.

ServiceMaster Brands segment

Royalty fees

We have franchise agreements in our ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. Royalty fee revenue consists principally of sales-based royalties received as part of the consideration for the franchise right and is calculated as a percentage of customer level revenue. Revenue is recognized by us at the agreed-upon contractual rates over time as the customer level revenue is generated by the franchisees. A receivable is recognized for an estimate of the unreported royalty fees, which are reported and remitted to us in arrears.

Commercial cleaning national accounts

National account revenues are recognized at the agreed-upon contractual amounts over time as services are completed based on contractual arrangements to provide services at the customers’ locations. We engage either a franchisee or non-franchisee business to perform the services. Under these agreements, we are directly responsible for providing the services and receive payment directly from the customer. A receivable is recorded related to this revenue as we have an unconditional right to invoice and receive payment. Payments are typically received shortly after services have been rendered.

Sales of products and other

Product revenues are generated from selling products to franchisees. Revenues from product sales are generally recognized once control of the products transfers to the customer. A receivable is recorded related to these sales as we have an unconditional right to invoice and receive payment. Payments are typically received shortly after a customer is invoiced.

Initial franchise fees result from the sale of a franchise license, which includes the use of the name, trademarks and proprietary methods. The franchise license is considered symbolic intellectual property and revenue related to the sale of this right is recognized at the agreed-upon contractual amount over the term of the initial franchise agreement.

Franchisees contribute a percentage of customer level revenue into a national advertising fund managed by the Company. In cases where we have ultimate control of the marketing and advertising, we recognize both revenue and expense for the amount earned. Prior to the adoption of ASC 606, this revenue was recorded net of the advertising expense incurred. The impact to revenues as a result of applying ASC 606 was an increase of $14 million for the year ended December 31, 2018.

In addition, we have contractual arrangements with several national insurance companies to maintain a call center which receives and provides non-recurring recovery and restoration referrals from the insurers to qualifying franchisees. We receive a referral fee from the franchisee. We recognize the referral fee at the agreed-upon contractual amount as revenue in the month the referral is issued.

Costs to obtain a contract with a customer

Terminix

We capitalize the incremental costs of obtaining a contract with a customer, primarily commissions, and recognize the expense on a straight-line basis over the expected customer relationship period. As of January 1, 2018, the date we adopted ASC 606, we capitalized a total of $61 million in deferred customer acquisition costs related to contracts that were not completed. As of December 31, 2018, we had long-term deferred customer acquisition costs of $75 million related to contracts that were not completed. In the year ended December 31, 2018, the amount of amortization was $69 million. There was no impairment loss in relation to costs capitalized.

ServiceMaster Brands

We capitalize the incremental costs of selling a new franchise license, primarily commissions, and recognize the expense over the term of the initial franchise agreement. As of January 1, 2018, the date the Company adopted ASC 606, we capitalized a total of $1 million in deferred customer acquisition costs related to contracts that were not completed. As of December 31, 2018, we had capitalized a total of $1 million in deferred customer acquisition costs related to contracts that were not completed. In the year ended December 31, 2018, the amount of amortization was $1 million. There was no impairment loss in relation to costs capitalized.

Contract balances

Timing of revenue recognition may differ from the timing of invoicing customers. Contracts with customers are generally for a period of one year or less, and are generally renewable. We record a receivable related to revenue recognized on services once we have an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivables are recorded within Receivables, less allowances, on the consolidated statements of financial position. The current portion of Notes receivable, which represent amounts financed for customers through our financing subsidiary, are included within Receivables, less allowances, on the consolidated statements of financial position and totaled $42 million as of December 31, 2018 and 2017.

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. For Terminix, amounts are recognized as revenue upon completion of services.

Deferred revenue by segment was as follows (in millions):

	As of December 31,
(In millions)	2018	2017
Terminix	$91	$90
ServiceMaster Brands(1)	11	—
Total	$101	$90

___________________________________

(1)

Includes approximately $7 million of Deferred revenue included within Other long-term obligations, primarily self-insured claims on the consolidated statement of financial position as of December 31, 2018.

Changes in deferred revenue for the year ended December 31, 2018 were as follows (in millions):

(In millions)	Deferred revenue
Balance, January 1, 2018	$101
Deferral of revenue	149
Recognition of deferred revenue	(149)
Balance, December 31, 2018	$101

There was approximately $67 million of revenue recognized in the year ended December 31, 2018, that was included in the deferred revenue balance as of January 1, 2018.

Arrangements with Multiple Performance Obligations

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. Any discounts given are allocated to the services to which the discounts relate.

Practical Expedients and Exemptions

We offer certain interest-free contracts to customers where payments are received over a period not exceeding one year. Additionally, certain Terminix customers may pay in advance for services. We do not adjust the promised amount of consideration for the effects of these financing components. At contract inception, the period of time between the performance of services and the customer payment is one year or less.

Revenue is recognized net of any taxes collected from customers which are subsequently remitted to taxing authorities.

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Certain non-commission related incremental costs to obtain a contract with a customer are expensed as incurred because the amortization period would have been one year or less. These costs are included in Selling and administrative expenses on the consolidated statements of operations and comprehensive (loss) income.

We utilize the portfolio approach to recognize revenue in situations where a portfolio of contracts have similar characteristics. The revenue recognized under the portfolio approach is not materially different than if every individual contract in the portfolio was accounted for separately.

Impact of ASC 606 on the Consolidated Financial Statements

We recorded a net reduction to opening retained earnings of $16 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting ASC 606. Changes to the consolidated statements of operations and comprehensive (loss) income include: i) costs of obtaining a contract that would have been incurred regardless of whether the contract was obtained, such as direct mail and digital advertising, are now expensed as incurred; ii) initial fees and the related commissions from sales of franchise licenses, previously recognized in the year of the sale, are now recognized over the term of the initial franchise agreement; iii) ServiceMaster Brands national advertising fund income, previously recorded net of advertising expense incurred for our advertising programs, will now be reported gross, generally with offsetting increases to both revenue and expense such that there will not be a significant, if any, impact on net (loss) income; and iv) commissions costs at Terminix incremental to a successful sale are deferred and recognized over the expected customer relationship period. Previously, commissions and other sales-related costs were deferred and recognized over the initial contract period.

The primary change to the consolidated statements of financial position is the reclassification of Deferred customer acquisition costs to long-term assets as costs are recognized over the expected customer relationship period, which is in excess of one year.

The following tables compare affected lines of the consolidated financial statements as prepared under the provisions of ASC 606 to a presentation of these financial statements under the prior revenue recognition guidance (in millions):

	As of December 31, 2018
Consolidated Statement of Financial Position	As reported	Under Prior Revenue Recognition Guidance
Current Assets:
Receivables	$186	$186
Prepaid expenses and other assets	61	74
Deferred customer acquisition costs	—	22
Other Assets:
Deferred customer acquisition costs	77	—
Total Assets	$5,023	$4,982

Current Liabilities:
Deferred revenue	$95	$91
Other Long-Term Liabilities:
Deferred taxes	484	473
Other long-term obligations, primarily self-insured claims	182	176
Total Liabilities	2,818	2,798

Retained earnings (accumulated deficit)	156	141
Accumulated other comprehensive income	5	5
Net (Loss)	(41)	(46)
Liabilities and Equity	$5,023	$4,982

	Year ended December 31, 2018
Consolidated Statement of Operations and Comprehensive (Loss) Income	As reported	Under Prior Revenue Recognition Guidance
Revenue	$1,900	$1,886
Cost of services rendered and products sold	1,041	1,041
Selling and administrative expenses	555	548
Provision for income taxes	37	35
Net (Loss)	$(41)	$(46)

 The adoption of ASC 606 had no significant impact on the Company’s cash flows. The aforementioned impacts resulted in offsetting shifts in cash flows from operations between net (loss) income and various change in working capital line items.

Note 4. Business Segment Reporting

Through October 1, 2018, the date of the Separation, we conducted business through three reportable segments: Terminix, ServiceMaster Brands and American Home Shield. After the Separation, our business is conducted through two reportable segments: Terminix and ServiceMaster Brands.

In accordance with accounting standards for segments, our reportable segments are strategic business units that offer different services. The Terminix segment provides termite and pest control services to residential and commercial customers and distributes pest control products. The ServiceMaster Brands segment provides residential and commercial restoration and commercial cleaning services through franchises primarily under the ServiceMaster, ServiceMaster Restore and ServiceMaster Clean brand names, home cleaning services through franchises primarily under the Merry Maids brand name, cabinet and furniture repair primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. Corporate includes our corporate operations (substantially all of which costs are allocated to our reportable segments), which provide various technology, human resources, finance, legal and other support services to the reportable segments.

Certain corporate expenses which were historically allocated to the American Home Shield segment are not permitted to be classified as discontinued operations under GAAP. Such corporate expenses amounted to $33 million, $44 million and $42 million in 2018, 2017 and 2016, respectively, and are reflected in Corporate herein. The composition of our reportable segments is consistent with that used by our chief operating decision maker (the “CODM”) to evaluate performance and allocate resources.

Information regarding our accounting policies is described in Note 2 to the consolidated financial statements. We derive substantially all of our revenue from customers and franchisees in the United States with approximately two percent generated in foreign markets. Operating expenses of the business units consist primarily of direct costs and indirect costs allocated from Corporate. Identifiable assets are those used in carrying out the operations of the business unit and include intangible assets directly related to our operations.

We use Reportable Segment Adjusted EBITDA as our measure of segment profitability. Accordingly, the CODM evaluates performance and allocates resources based primarily on Reportable Segment Adjusted EBITDA. Reportable Segment Adjusted EBITDA is defined as net (loss) income before: depreciation and amortization expense; acquisition-related costs; 401(k) Plan corrective contribution; fumigation related matters; insured reserve adjustment; non-cash stock-based compensation expense; restructuring charges; gain on sale of Merry Maids branches; non-cash impairment of software and other costs; loss on investment in frontdoor, inc.; (gain) loss from discontinued operations, net of income taxes; (benefit) provision for income taxes; loss on extinguishment of debt; interest expense; and other non-operating expenses. Our definition of Reportable Segment Adjusted EBITDA may not be calculated or comparable to similarly titled measures of other companies. We believe Reportable Segment Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives, acquisition activities and equity-based, long-term incentive plans.

During 2018, 2017 and 2016, no single customer exceeded 10 percent of global sales.

Information for continuing operations for each reportable segment and Corporate is presented below:

	Year Ended December 31,
(In millions)	2018	2017	2016
Revenue:
Terminix	$1,655	$1,541	$1,524
ServiceMaster Brands	244	212	200
Reportable Segment Revenue	$1,899	$1,754	$1,724
Corporate	1	2	2
Total Revenue	$1,900	$1,755	$1,726

Reportable Segment Adjusted EBITDA:(1)
Terminix	$333	$330	$372
ServiceMaster Brands	89	87	79
Reportable Segment Adjusted EBITDA	$422	$417	$450

Identifiable Assets:
Terminix	$3,162	$2,821	$2,820
ServiceMaster Brands	491	489	480
Reportable Segment Identifiable Assets	$3,653	$3,310	$3,300
Corporate	1,370	917	808
Total Identifiable Assets	$5,023	$4,228	$4,109

Depreciation & Amortization Expense:
Terminix	$59	$58	$58
ServiceMaster Brands	8	7	7
Reportable Segment Depreciation & Amortization Expense	$67	$65	$65
Corporate	24	21	15
Total Depreciation & Amortization Expense(2)	$91	$86	$80

Capital Expenditures:
Terminix	$12	$12	$11
ServiceMaster Brands	2	2	2
Reportable Segment Capital Expenditures	$14	$15	$13
Corporate	34	53	33
Total Capital Expenditures	$49	$68	$46

________________________________

(1)	Presented below is a reconciliation of Net (Loss) Income to Reportable Segment Adjusted EBITDA:

	Year Ended December 31,
(In millions)	2018	2017	2016
Net (Loss) Income	$(41)	$510	$155
Unallocated corporate expenses	(9)	(1)	3
Costs historically allocated to American Home Shield	33	44	42
Depreciation and amortization expense	91	86	80
Acquisition-related costs	5	—	1
401(k) Plan corrective contribution	—	(3)	2
Fumigation related matters	3	4	93
Insurance reserve adjustment	—	—	23
Non-cash stock-based compensation expense	14	10	12
Restructuring charges	17	21	15
Gain on sale of Merry Maids branches	—	—	(2)
Non-cash impairment of software and other related costs	—	2	1
Mark-to-market loss on investment in frontdoor, inc.	249	—	—
Gain from discontinued operations, net of income taxes	(122)	(169)	(153)
Provision (benefit) for income taxes	37	(242)	(5)
Loss on extinguishment of debt	10	6	32
Interest expense	133	150	153
Other non-operating expenses	—	—	—
Reportable Segment Adjusted EBITDA	$422	$417	$450

___________________________________

(2)

There are no adjustments necessary to reconcile total depreciation and amortization as presented in the business segment table to consolidated totals. Amortization of debt issue costs is not included in the business segment table. See Note 5 to the consolidated financial statements for information relating to segment goodwill.

Note 5. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. Our annual assessment date is October 1. There were no goodwill or trade name impairment charges or accumulated impairment losses recorded in continuing operations during the years ended December 31, 2018, 2017 and 2016.

The table below summarizes the goodwill balances for continuing operations by reportable segment:

		Franchise
(In millions)	Terminix	Services Group	Total
Balance as of December 31, 2016	$1,601	$175	$1,776
Acquisitions	2	—	2
Other (1)	1	—	2
Balance as of December 31, 2017	$1,605	$176	$1,780
Acquisitions	179	—	179
Other (1)	(2)	—	(2)
Balance as of December 31, 2018	$1,781	$175	$1,956

____________________________________

(1)	Reflects the impact of foreign exchange rates.

The table below summarizes the other intangible asset balances for continuing operations:

	As of December 31, 2018			As of December 31, 2017
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$1,482	$—	$1,482	$1,468	$—	$1,468
Customer relationships	469	(406)	64	417	(395)	22
Franchise agreements	88	(73)	15	88	(70)	18
Other	62	(35)	27	49	(30)	19
Total	$2,101	$(513)	$1,588	$2,022	$(496)	$1,526

___________________________________

(1)	Not subject to amortization.

Amortization expense of $18 million, $18 million and $27 million was recorded in the years ended December 31, 2018, 2017 and 2016, respectively. For the existing intangible assets, we anticipate amortization expense of $20 million, $18 million, $17 million, $15 million and $12 million in 2019, 2020, 2021, 2022 and 2023, respectively.

Note 6. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act, the tax reform bill (the "Act" or “U.S. Tax Reform”) was signed into law. The Act includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. The Securities and Exchange Commission provided up to a one-year measurement period for companies to finalize the accounting for the impacts of this new legislation.  As required, we finalized our accounting for items previously considered provisional during 2018.

Corporate Tax Rate Change

We are subject to the provisions of the Financial Accounting Standards Board ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. We remeasured deferred tax assets and liabilities at December 31, 2017, based on the new U.S. tax rates at which they are expected to reverse in the future, which is generally 21 percent. The provisional amount recorded relating to the remeasurement of these deferred tax balances was a net reduction of total deferred tax liabilities of $271 million. For the year ended December 31, 2018, the Company has completed its review of the applicable provisions of the Act and has recognized an additional expense of $3 million during the measurement period, primarily related to return to provision adjustments.

Deferred Tax Analysis

The Act changes the treatment of certain income and expense items for which we record deferred tax assets and liabilities. We have assessed our valuation of deferred tax assets and liabilities at December 31, 2018, as well as valuation allowance analyses affected by various aspects of the Act. The Company has recorded no amounts related to valuation allowances and revaluation of deferred tax assets affected by various aspects of the Act.

Transition Tax

The Act imposed a Transition Tax on undistributed and previously untaxed post-1986 foreign earnings and profits, as determined in accordance with U.S. tax principles, of certain foreign owned corporations owned by U.S. stockholders. We recorded a one-time transition tax liability for the deemed distribution of earnings from our foreign subsidiaries resulting in an increase in income tax expense of less than $1 million in 2017.

GILTI

The Act also created a new requirement that Global Intangible Low Taxed Income (GILTI) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs U.S. shareholder. Under GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the period cost method) or (2) factoring such amounts into our measurement of deferred taxes (the deferral method). At December 31, 2018, the Company has elected to account for GILTI in the year the tax is incurred and have recorded GILTI tax expense of less than $1 million, which is included as a component of income tax expense from continuing operations.

As of December 31, 2018, 2017 and 2016,  we have $15 million, $14 million and $13 million, respectively, of tax benefits primarily reflected in U.S. federal and state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). At December 31, 2018 and 2017,  $14 million and $13 million, respectively, of unrecognized tax benefits would impact the effective tax rate if recognized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
(In millions)	2018	2017	2016
Gross unrecognized tax benefits at beginning of period	$14	$13	$16
Increases in tax positions for prior years	—	—	—
Decrease in tax positions for prior years	—	—	(5)
Increases in tax positions for current year	3	3	3
Lapse in statute of limitations	(1)	(1)	(1)
Gross unrecognized tax benefits at end of period	$15	$14	$13

Based on information currently available, it is reasonably possible that over the next 12-month period unrecognized tax benefits may decrease by $3 million as the result of settlements of ongoing audits, statute of limitation expirations or final settlements of uncertain tax positions in multiple jurisdictions.

We file consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. In the ordinary course of business, the Company is subject to review by domestic and foreign taxing authorities. For U.S. federal income tax purposes, the Company participates in the IRS’s Compliance Assurance Process whereby its U.S. federal income tax returns are reviewed by the IRS both prior to and after their filing. The U.S. federal income tax returns filed by the Company through the year ended December 31, 2016 have been audited by the IRS. The IRS commenced pre-filing examinations of the Company’s U.S. federal income tax returns for 2017 in the second quarter of 2017.  Four state tax authorities are in the process of auditing state income tax returns of various subsidiaries. The Company is no longer subject to state and local or foreign income tax examinations by tax authorities for years before 2013, except for a pending refund claim related to 2008.

Our policy is to recognize potential interest and penalties related to tax positions within the tax provision. Total interest and penalties included in the consolidated statements of income are immaterial. As of December 31, 2018 and 2017,  we had accrued for the payment of interest and penalties of approximately $2 million.

The components of income from continuing operations before income taxes are as follows:

	Year Ended December 31,
(In millions)	2018	2017	2016
U.S.	$(130)	$94	$(5)
Foreign	4	5	3
Income from Continuing Operations before Income Taxes	$(126)	$99	$(2)

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the Company’s effective income tax rate for continuing operations is as follows:

	Year Ended December 31,
	2018	2017	2016
Tax at U.S. federal statutory rate	21.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal benefit	(7.1)	5.7	(297.8)
Tax credits	1.5	(1.3)	91.5
Investment in frontdoor, inc. mark-to-market adjustment	(41.5)	—	—
Other permanent items	(2.1)	1.8	(156.1)
U.S. Tax Reform rate change(1)	(2.7)	(273.6)	—
Remeasurement of prior year tax positions	(0.9)	—	205.1
Excess tax benefits from stock-based compensation	1.1	(14.5)	274.0
Other, including foreign rate differences and reserves	1.7	1.4	51.9
Effective rate	(29.1)%	(245.6)%	203.5%

___________________________________

(1)

Deferred income taxes in the consolidated statements of financial position at December 31, 2017, were remeasured for the change in the U.S. income tax rate through income tax expense (see discussion on U.S. Tax Reform). This one-time beneficial rate change adjustment for $271 million includes $11 million in state income tax expense for December 31, 2017 and $3 million additional tax expense for December 31, 2018.

The effective tax rate for discontinued operations for the years ended December 31, 2018, 2017 and 2016 was a tax provision of 26.0 percent and benefit of 37.9 percent and 37.0 percent, respectively.  Income tax expense from continuing operations is as follows:

	Year Ended December 31,
(In millions )	2018	2017	2016
Current:
U.S. federal	$23	$(14)	$(28)
Foreign	1	3	2
State and local	6	5	4
	29	(6)	(22)
Deferred:
U.S. federal	1	(242)	14
Foreign	1	2	(2)
State and local	6	4	5
	8	(235)	17
(Benefit) provision for income taxes	$37	$(242)	$(5)

Deferred income tax expense results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The deferred tax asset primarily reflects the impact of future tax deductions related to our accruals and certain net operating loss carryforwards. The deferred tax liability is primarily attributable to the basis differences related to intangible assets. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The valuation allowance for deferred tax assets as of December 31, 2018 and 2017 was $11 million.

Significant components of our deferred tax balances are as follows:

	As of December 31,
(In millions)	2018	2017
Long-term deferred tax assets (liabilities):
Intangible assets(1)	$(471)	$(446)
Property and equipment	(25)	(22)
Prepaid expenses and deferred customer acquisition costs	(20)	(8)
Receivables allowances	5	9
Self-insured claims and related expenses	7	7
Accrued liabilities	22	13
Other long-term obligations	(6)	(12)
Net operating loss and tax credit carryforwards	15	19
Less valuation allowance	(11)	(11)
Net Long-term deferred tax liability	$(484)	$(451)

___________________________________

(1)

The deferred tax liability relates primarily to the difference in the tax versus book basis of intangible assets. We had $505 million and $507 million of deferred tax liability included in this net deferred tax liability as of December 31, 2018 and 2017, respectively, that will not actually be paid unless certain business units of the Company are sold.

As of December 31, 2018,  we had deferred tax assets, net of valuation allowances, of $6 million for federal and state net operating loss and capital loss carryforwards, which expire at various dates up to 2038.  We also had deferred tax assets, net of valuation allowances, of less than $1 million for federal and state credit carryforwards which expire at various dates up to 2026. The federal and state net operating loss carryforwards in the filed income tax returns included unrecognized tax benefits taken in prior years. The net operating losses for which a deferred tax asset is recognized for financial statement purposes in accordance with ASC 740 are presented net of these unrecognized tax benefits.

We previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. Prior to the Transition Tax included in the Act discussed herein, we had an excess amount for financial reporting over the tax basis in our foreign subsidiaries, including cumulative undistributed earnings of our foreign subsidiaries of $70 million as of December 31, 2018. While the Transition Tax resulted in all remaining undistributed foreign earnings being subject to U.S. tax, an actual repatriation from our non-U.S. subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes. Included in our December 31, 2017 U.S. income tax provision is less than $1 million in Transition Tax. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $30 million and $29 million as of December 31, 2018 and 2017, respectively.

Note 7. Acquisitions

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

2018

During the year ended December 31, 2018, we completed 20 acquisitions. On March 30, 2018, we acquired all of the outstanding stock of Copesan Services, Inc. (“Copesan”) for an aggregate purchase price of $148 million, subject to certain post-closing net working capital adjustments. The acquisition is expected to improve Terminix’s capabilities in commercial pest control as Copesan is expected to provide us with significant expertise, system capabilities and processes for delivering pest management solutions to sophisticated commercial customers. We funded $104 million at closing using available cash on hand. An additional $35 million of deferred purchase price and up to $10 million earnout contingent on the successful achievement of projected revenue targets are both due to the sellers three years from the acquisition date. Changes in projected revenue would result in a change in the fair value of the recorded earnout obligation. The deferred purchase price and earnout are recorded at fair value on the consolidated statements of financial position. Subsequent changes to the estimated earnout obligation will be recognized in the consolidated statements of operations and comprehensive (loss) income when incurred.

As a result of this acquisition, we recognized a preliminary value of $99 million of goodwill, which is primarily attributable to the expected benefits from synergies of the combination with existing businesses and growth opportunities and Copesan’s workforce and is not deductible for tax purposes. Goodwill changed from the preliminary values recognized reflecting the valuation work completed to date and the receipt of additional information which resulted in adjustments to working capital accounts. We also recognized approximately $55 million of other intangibles, primarily customer lists and trade names. The weighted-average useful life for each class of definite-lived intangible asset associated with Copesan is between three to five years. As of December 31, 2018, the purchase price allocation for this acquisition has not been finalized as the Company is still evaluating the fair value and useful lives of certain intangible assets. We will complete the purchase price allocation in the first quarter of 2019.

During the year ended December 31, 2018, we completed 17 additional pest control acquisitions and reacquired a Terminix franchisee, all of which have been accounted for as business combinations, and purchased a ServiceMaster Restore master distributor within ServiceMaster Brands which has been accounted for as an asset acquisition. We funded $86 million at closing for these acquisitions using available cash on hand. An additional approximately $20 million of future payments, primarily deferred purchase price, are due to the sellers between one and five years from the acquisition dates. We recorded a preliminary value of $80 million of goodwill and $25 million of other intangibles, primarily customer lists and reacquired rights. Goodwill and intangibles recognized for these acquisitions changed from the preliminary values recognized reflecting the valuation work completed to date and the receipt of additional information which resulted in adjustments to working capital accounts. As of December 31, 2018, the purchase price allocations for these acquisitions have not been finalized as we are still evaluating working capital balances and the fair value and useful lives of the acquired intangible assets. The Company expects to complete the purchase price allocations within the respective measurement periods during 2019. The weighted-average useful life for each class of definite-lived intangible asset associated with these acquisitions is between three to five years.

Prior Years

During the year ended December 31, 2017, we completed four pest control acquisitions and purchased a ServiceMaster Clean master distributor within ServiceMaster Brands. The total purchase price for these acquisitions was $16 million. We recorded goodwill of $2 million and other intangibles, primarily reacquired rights, of $13 million related to those acquisitions. The weighted-average useful life for each class of definite lived intangible asset associated with these acquisitions was approximately three years.

During the year ended December 31, 2016, we completed several pest control and termite acquisitions. The total purchase price for these acquisitions was $43 million. We recorded goodwill of $34 million and other intangibles, primarily customer relationships, of $6 million related to these acquisitions. The weighted-average useful life for each class of definite lived intangible asset recorded for these acquisitions was five years.

Supplemental cash flow information regarding our acquisitions is as follows:

	Year Ended December 31,
(In millions)	2018	2017	2016
Assets acquired	$284	$16	$44
Liabilities assumed	(30)	—	—
Net assets acquired(1)	$254	$16	$43

Net cash paid	$191	$13	$34
Seller financed debt	64	3	9
Purchase price	$254	$16	$43

___________________________________

(1)	Includes approximately $15 million of deferred tax liabilities recognized as a result of tax basis differences in intangible assets.

Acquisition-related costs, which represent legal, accounting and other expenses associated with completed or contemplated acquisitions, were $5 million for the year ended December 31, 2018 and $1 million for the year ended December 31 2016. No acquisition-related costs were incurred in the year ended December 31, 2017. Prior period amounts have been reclassified from Selling and administrative expenses to Acquisition-related costs on the consolidated statements of income and comprehensive (loss) income to conform to current period presentation.

Note 8. Discontinued Operations

American Home Shield Spin-off

On October 1, 2018, ServiceMaster completed the previously announced separation of its American Home Shield business. The Separation was effectuated through a pro rata dividend to our stockholders of approximately 80.2% of the outstanding shares of common stock of Frontdoor.  We hold approximately 16.7 million shares of Frontdoor common stock with a fair value of approximately $445 million as of December 31, 2018. The investment is accounted for as an available-for-sale security. For the year ended December 31, 2018, approximately $249 million of unrealized losses were recorded within Loss on investment in frontdoor, inc. related to a decline in value of the common stock held in Frontdoor in the consolidated statements of operations and comprehensive income.

In connection with the American Home Shield spin-off, the Company and Frontdoor entered into (1) a separation and distribution agreement containing key provisions relating to the separation of Frontdoor and the distribution of Frontdoor common stock to ServiceMaster stockholders, as well as insurance coverage, non-competition, indemnification and other matters, (2) an employee matters agreement allocating liabilities and responsibilities relating to employee benefit plans and programs and other related matters and (3) a tax matters agreement governing the respective rights, responsibilities and obligations of the parties thereto with respect to taxes, including allocating liabilities for income taxes attributable to Frontdoor and its subsidiaries generally to the Company for tax periods (or portions thereof) ending on or before October 1, 2018, and generally to Frontdoor for tax periods (or portions thereof) beginning after that date.

The charges for the transition services are designed to allow us to fully recover the direct costs of providing the services, plus specified margins and any out-of-pocket costs and expenses. The services provided under the transition services agreement will terminate at various specified times, and in no event later than December 31, 2019. Frontdoor may terminate the transition services agreement (or certain services under the transition services agreement) for convenience upon 90 days written notice, in which case Frontdoor will be required to reimburse us for early termination costs. Under this transition services agreement, in the year ended December 31, 2018, we recorded approximately $1 million of fees from Frontdoor, which is included, net of costs incurred, in Selling and administrative expenses in the consolidated statements of operations and comprehensive (loss) income. As of December 31, 2018, approximately $1 million owed by Frontdoor under this agreement was unpaid. Subsequent to December 31, 2018, all amounts under this agreement have been paid.

During the year ended December 31, 2018, we processed certain of Frontdoor’s accounts payable transactions. Through this process, in the year ended December 31, 2018, approximately $2 million was paid on Frontdoor’s behalf, approximately $1 million of which was repaid by Frontdoor as of December 31, 2018. Subsequent to December 31, 2018, all amounts under this agreement have been paid.

The Company and Frontdoor also entered into a sublease agreement for the space Frontdoor retained in our Global Service Center and Memphis customer care center after the spin-off. We recognized approximately $1 million of rental income related to these sublease agreements during the year ended December 31, 2018 in Selling and administrative expenses on the consolidated statements of operations and comprehensive (loss) income. Payments received under the sublease agreements during the year ended December 31, 2018 totaled approximately $1 million.

The historical results of the American Home Shield segment, including the results of operations, cash flows and related assets and liabilities, are reported as discontinued operations for all periods presented herein. For all periods after the Separation, discontinued operations includes spin-off transaction costs primarily related to transaction fees to effect the spin-off and receipts pursuant to the transition services agreement.

American Home Shield Goodwill and Intangible Assets

Goodwill and indefinite lived intangible assets are assessed annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. No goodwill or indefinite-lived intangible asset impairments were recorded relating to American Home Shield in the years ended December 31, 2018, 2017 and 2016.

Financial Information for Discontinued Operations

Loss from discontinued operations, net of income taxes, for all periods presented includes the operating results of Frontdoor and previously sold businesses.

The operating results of discontinued operations are as follows:

	Year Ended December 31,
(In millions)	2018	2017	2016
Revenue	$979	$1,157	$1,020
Cost of services rendered and products sold	534	591	524
Operating expenses(1)	282	296	257
Interest and net investment income	(1)	(2)	(5)
Income before income taxes	164	272	243
Provision for income taxes	43	103	90
Gain from discontinued operations, net of income taxes	$122	$169	$153

___________________________________

(1) Includes spin-off transaction costs incurred of $35 million and $13 million for the years ended December 31, 2018 and 2017, respectively.

The following table presents the aggregate carrying amount of the major classes of assets and liabilities of discontinued operations. At December 31, 2017, these balances reflect the historical assets and liabilities of the American Home Shield business, which was spun off in the year ended December 31, 2018.

(In millions)
Assets of Discontinued Operations:	December 31, 2017
Cash and cash equivalents	$282
Receivables, net	408
Inventories and other current assets	50
Current assets of discontinued operations	740
Property and equipment, net	35
Goodwill	476
Intangible assets, net	165
Other long-term assets	2
Total Assets of Discontinued Operations	$1,418

Liabilities of Discontinued Operations:
Accounts payable	$34
Accrued liabilities:
Payroll and related expenses	7
Self-insured claims and related expenses	57
Accrued interest payable	1
Other	13
Deferred revenue	573
Current portion of long-term debt	9
Total Current Liabilities	693
Deferred taxes	42
Other long-term obligations	2

Total Liabilities of Discontinued Operations	$737
___________________________________

The following selected financial information of American Home Shield is included in the statements of cash flows:

	Year ended December 31,
(In millions)	2018	2017	2016
Depreciation	$8	$9	$8
Amortization	$6	$8	$6
Capital expenditures	$(18)	$(9)	$(10)
Significant operating and investing non-cash items:
Net assets acquired through seller financed debt	$—	$—	$14

Note 9. Restructuring Charges

We incurred restructuring charges of $17 million ($13 million, net of tax), $21 million  ($15 million, net of tax) and $15 million ($9 million, net of tax) for the years ended December 31, 2018, 2017 and 2016, respectively. Restructuring charges are comprised of the following:

	Year Ended December 31,
(In millions)	2018	2017	2016
Terminix(1)	$2	$2	$7
ServiceMaster Brands(2)	1	1	—
Corporate(3)	7	2	5
Leadership transition(4)	—	11	—
Global Service Center relocation(5)	8	5	3
Total restructuring charges	$17	$21	$15

___________________________________

(1)

For the years ended December 31, 2018, 2017 and 2016, these charges include $2 million, $2 million and $4 million, respectively, of lease termination and severance costs driven by Terminix’s branch optimization program. Of this amount $1 million was unpaid and accrued as of December 31, 2018. For the year ended December 31, 2016, these charges include $1 million of severance costs and $3 million of stock-based compensation expense due to the modification of non-vested stock options and RSUs as part of the severance agreement with the former president of Terminix.

(2)	Represents severance and other costs related to the reorganization of ServiceMaster Brands.
(3)

We have historically made changes on an ongoing basis to enhance capabilities and reduce costs in our corporate functions that provide company-wide administrative services for our operations. In 2017, we began taking actions to enhance capabilities and align our corporate functions with those required to support our strategic needs as two stand-alone companies in anticipation of the American Home Shield spin-off. For the years ended December 31, 2018, 2017 and 2016, these charges include severance and other costs of $3 million, $2 million and $2 million, respectively. For the year ended December 31, 2018, these charges also included $4 million of costs incurred due to the Separation that were not included in discontinued operations. For the year ended December 31, 2016, these charges include professional fees of $2 million and accelerated depreciation of $2 million related to the early termination of a long-term human resources outsourcing agreement. Of this amount, $1 million was unpaid and accrued as of December 31, 2018.

(4)

For the year ended December 31, 2017, these charges include $5 million of severance costs and $5 million of stock-based compensation expense as part of the severance agreements with the former CEO and CFO. Of this amount, $2 million was unpaid and accrued as of December 31, 2018.

(5)

For the year ended December 31, 2018, these charges include future rent of $7 million and $1 million of professional and other fees.  For the year ended December 31, 2017, these charges include accelerated depreciation of $2 million, redundant rent expense of $2 million and a $1 million loss recorded on the sale of an asset related to the relocation of the Company’s corporate headquarters, which we refer to as our Global Service Center. For the year ended December 31, 2016, represents impairment charges of $1 million and professional fees and other costs of $1 million related to the relocation of the Company’s Global Service Center. Of this amount, $4 million was unpaid and accrued as of December 31, 2018.

The pretax charges discussed above are reported in Restructuring charges in the consolidated statements of operations and comprehensive (loss) income.

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities—Other on the consolidated statements of financial position, is presented as follows:

Accrued
Restructuring
(In millions)	Charges
Balance as of December 31, 2016	$3
Costs incurred	21
Costs paid or otherwise settled	(17)
Balance as of December 31, 2017	6
Costs incurred	17
Costs paid or otherwise settled	(17)
Balance as of December 31, 2018	$7

We expect substantially all of our accrued restructuring charges to be paid within one year.

Note 10. Commitments and Contingencies

We lease certain property and equipment under various operating lease arrangements. Most of the property leases provide that we pay taxes, insurance and maintenance applicable to the leased premises. As leases for existing locations expire, we expect to renew the leases or substitute another location and lease.

Rental expense for the years ended December 31, 2018, 2017 and 2016 was $33 million, $29 million and $28 million, respectively. Based on leases in place as of December 31, 2018, future long-term non-cancelable operating lease payments will be approximately $26 million in 2019, $23 million in 2020, $20 million in 2021, $18 million in 2022, $14 million in 2023, and $92 million in 2024, and thereafter. We expect to receive sublease income from Frontdoor’s sublease of space in our Global Service Center and Memphis customer care center of approximately $2 million in each year through 2033. Sublease income of approximately $1 million was recognized within Selling and administrative expenses on the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2018.

In the normal course of business, we periodically enter into agreements that incorporate indemnification provisions. While the maximum amount to which we may be exposed under such agreements cannot be estimated, we do not expect these guarantees and indemnifications to have a material effect on our business, financial condition, results of operations or cash flows.

We carry insurance policies on insurable risks at levels that we believe to be appropriate, including workers’ compensation, automobile and general liability risks. We purchase insurance policies from third-party insurance carriers, which typically incorporate significant deductibles or self-insured retentions. We are responsible for all claims that fall below the retention limits, exceed our coverage limits or are otherwise not covered by our insurance policies. In determining our accrual for self-insured claims, we use historical claims experience to establish both the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual include known claims, as well as incurred but not reported claims. We adjust our estimate of accrued self-insured claims when required to reflect changes based on factors such as changes in health care costs, accident frequency and claim severity.

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

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2016	$120
Provision for self-insured claims	36
Cash payments	(42)
Balance as of December 31, 2017	115
Provision for self-insured claims	29
Cash payments	(33)
Balance as of December 31, 2018	$111

Termite damage claim accruals in the Terminix business are recorded based on both the historical rates of claims incurred within a contract year and the cost per claim. Current activity could differ causing a change in estimates. We have certain liabilities with respect to existing or potential claims, lawsuits and other proceedings. We accrue for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified.

In addition to the matters discussed above and the fumigation related matters discussed below, in the ordinary course of conducting business activities, we and our subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured matters that are brought on an individual, collective, representative and class action basis, or other proceedings involving regulatory, employment, general and commercial liability, automobile liability, wage and hour, environmental and other matters. We have entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court or other approvals. If one or more of our settlements are not finally approved, we could have additional or different exposure, which could be material. Subject to the paragraphs below, we do not expect any of these proceedings to have a material effect on our reputation, business, financial position, results of operations or cash flows; however, we can give no assurance that the results of any such proceedings will not materially affect our reputation, business, financial position, results of operations and cash flows.

Fumigation Related Matters

On January 20, 2017, TMX USVI and TMX LP, each an indirect, wholly-owned subsidiary of the Company, entered into a revised Plea Agreement in connection with the investigation initiated by the DOJ into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands. The Plea Agreement was intended to resolve four misdemeanor charges of violations of the Federal Insecticide, Fungicide, and Rodenticide Act related to improper applications of methyl bromide. At a hearing on November 20, 2017, TMX USVI and TMX LP were sentenced for pleading guilty to four misdemeanor charges of violations of the Federal Insecticide, Fungicide, and Rodenticide Act related to improper applications of methyl bromide. Under the terms of sentencing handed down, TMX USVI and TMX LP each paid fines or costs of approximately $5 million (total of approximately $10 million). The court required TMX USVI and TMX LP to provide for training certification courses with respect to pesticide application and safety in the U.S. Virgin Islands over the next five years. As a result of the sentencing, we have recorded an additional $1 million in charges in the fourth quarter of 2017. The Company had previously recorded within Fumigation related matters in the consolidated statement of operations and comprehensive (loss) income total charges of $10 million in connection with the aforementioned criminal matter as of December 31, 2016.

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

On September 15, 2015, a lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, styled Carl Robert McCaughey, et al. v. Terminix International Company Limited Partnership, Sunland Pest Control Services, Inc., et al. The lawsuit alleged that fumigation of a Florida family’s residence by Sunland, a subcontractor of TMX LP, resulted in serious injuries to one of the family’s children. Under the terms of the court approved settlement agreement, in addition to the amounts that the Company’s insurance carriers agreed to pay to the family pursuant to our general liability insurance policies, the Company paid $3 million, an amount equal to the Company’s insurance deductible under its general liability insurance policies. In the year ended December 31, 2016, the Company recorded within Cost of services rendered and products sold in the consolidated statement of operations and comprehensive (loss) income a charge of $3 million in connection with civil claims related to the Florida fumigation matter.

Note 11. Employee Benefit Plans

Discretionary contributions to our 401(k) plan were made in the amount of $13 million, $13 million and $12 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 12. Long-Term Debt

Long-term debt is summarized in the following table:

	As of December 31,
(In millions)	2018	2017
Senior secured term loan facility maturing in 2023(1)	$637	$1,615
5.125% notes maturing in 2024(2)	740	739
Revolving credit facility maturing in 2021	—	—
7.10% notes maturing in 2018(3)	—	79
7.45% notes maturing in 2027(4)	172	169
7.25% notes maturing in 2038(4)	42	42
Vehicle capital leases(5)	90	90
Other(6)	94	45
Less current portion	(49)	(136)
Total long-term debt	$1,727	$2,642

___________________________________

(1)

As of December 31,  2018 and 2017, presented net of $5 million and $16 million, respectively, in unamortized debt issuance costs and $1 million and $3 million, respectively, in unamortized original issue discount paid as described below under “––Term Loan Facility.”

(2)	As of December 31, 2018 and 2017, presented net of $10 million and $11 million, respectively, in unamortized debt issuance costs as described below under “––2024 Notes.”
(3)	On March 1, 2018, we paid $79 million upon their maturity.
(4)

As of December 31, 2018 and 2017, collectively presented net of $33 million and $36 million, respectively, of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

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

(6)	As of December 3, 2018, includes approximately $82 million of future payments in connection with our acquisitions of Copesan and other companies as further described in Note 7.

Term Loan Facility

On November 8, 2016, we entered into a $1,650 million Term Loan Facility maturing November 8, 2023. Borrowings under the Term Loan Facility, together with the 2024 Notes, were used to repay the remaining outstanding $2,356 million in aggregate principal amount of the Old Term Loan Facility. In connection with the repayment, we recorded a loss on extinguishment of debt of $32 million in the year ended December 31, 2016, which includes the write-off of $14 million of original issue discount and $18 million of debt issuance costs. In addition, $38 million of proceeds was used to pay debt issuance costs of $34 million and original issue discount of $4 million in connection with the Term Loan Facility, the Revolving Credit Facility and the 2024 Notes.

The interest rates applicable to the term loans under the Term Loan Facility are based on a fluctuating rate of interest measured by reference to either, at our option, (i) an adjusted LIBOR (subject to a floor of zero percent) plus a margin of 2.50% per annum or (ii) an alternate base rate (subject to a floor of 1.00%) plus a margin of 1.50% per annum. Voluntary prepayments of borrowings under the Term Loan Facility are permitted at any time, in minimum principal amounts, without premium or penalty.

The Term Loan Facility and the guarantees thereof are secured by substantially all of the tangible and intangible assets of the Company and certain of our domestic subsidiaries, excluding certain subsidiaries subject to regulatory requirements in various states, including pledges of all the capital stock of all direct domestic subsidiaries (other than foreign subsidiary holding companies, which are deemed to be foreign subsidiaries) owned by the Company or any Guarantor and of up to 65% of the capital stock of each direct foreign subsidiary owned by the Company or any Guarantor. The Term Loan Facility security interests are subject to certain exceptions, including, but not limited to, exceptions for (i) equity interests, (ii) indebtedness or other obligations of subsidiaries, (iii) real estate or (iv) any other assets, if the granting of a security interest therein would require that any notes issued under the Company’s indenture dated as of August 15, 1997 be secured. The Term Loan Facility is secured on a pari passu basis with the security interests created in the same collateral securing the Revolving Credit Facility.

We have historically entered into interest rate swap agreements. Under the terms of these agreements, we pay a fixed rate of interest on the stated notional amount and receive a floating rate of interest (based on one month LIBOR) on the stated notional amount. Therefore, during the term of the swap agreements, the effective interest rate on the portion of the term loans equal to the stated notional amount is fixed at the stated rate in the interest rate swap agreements plus the incremental borrowing margin.

On November 8, 2016, in connection with the repayment of the Old Term Loan Facility, we terminated the then-existing interest rate swap agreements and paid $10 million in connection with the terminations. The fair value of the terminated agreements of $10 million was recorded within accumulated other comprehensive (loss) income on the consolidated statements of financial position and is being amortized into interest expense over the original term of the agreements.

On November 7, 2016 we entered into a seven-year interest rate swap agreement effective November 8, 2016. The notional amount of the agreement was $650 million. Under the terms of the agreement, we will pay a fixed rate of interest of 1.493%  on the $650 million notional amount, and we will receive a floating rate of interest (based on one-month LIBOR, subject to a floor of zero percent) on the notional amount. Therefore, during the term on the agreement, the effective interest rate on $650 million of the Term Loan Facility is fixed at a rate of 1.493%, plus the incremental borrowing margin of 2.50%.

Extinguishment of Debt and Repurchase of Notes

In connection with the spin-off of the American Home Shield Segment, we borrowed an aggregate principal amount of $1 billion under a short-term credit facility on August 1, 2018, the proceeds of which were used to prepay $982 million aggregate principal amount of term loans outstanding under our senior secured term loan facility. Such prepayment resulted in a loss on extinguishment of debt of $10 million for the year ended December 31, 2018. On August 16, 2018, Frontdoor incurred in favor of the Company $350 million aggregate principal of 6.75% Senior Notes due 2026 and a $650 million senior secured term loan facility, and obtained a $250 million senior secured revolving credit facility. We then transferred and assigned our rights and obligations in respect of Frontdoor’s senior notes and senior secured term loan facility to the lender under such short-term credit facility through a debt-for-debt exchange to satisfy our obligations thereunder.

On October 1, 2018, in connection with the spin-off of the American Home Shield Segment, Frontdoor’s senior secured term loan facility and senior notes were included in the transfer of assets and liabilities to Frontdoor, reducing our total long-term debt by approximately $1 billion.

Interest Rate Swap Agreements

The changes in interest rate swap agreements, as well as the cumulative interest rate swaps outstanding, are as follows:

		Weighted
	Notional	Average Fixed
(In millions)	Amount	Rate(1)
Interest rate swap agreements in effect as of December 31, 2016	$650	1.493%
Terminated	—
Entered into effect	—
Interest rate swap agreements in effect as of December 31, 2017	650	1.493%
Terminated	—
Entered into effect	—
Interest rate swap agreements in effect as of December 31, 2018	$650	1.493%

___________________________________

(1)	Before the application of the applicable borrowing margin.

In accordance with accounting standards for derivative instruments and hedging activities, and as further described in Note 18 to the consolidated financial statements, these interest rate swap agreements are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the consolidated statements of financial position as either an asset or liability at fair value, with the effective portion of the changes in fair value attributable to the hedged risks recorded in accumulated other comprehensive (loss) income. During the year ended December 31, 2018, concurrent with the repayment of $982 million of the term loan facility, we de-designated approximately $7 million of the interest rate swaps as a cash flow hedge and recognized approximately $1 million of ineffectiveness within Interest expense on the consolidated statements of operations and comprehensive (loss) income.

Revolving Credit Facility

On November 8, 2016, in connection with our refinancing, we terminated the Old Revolving Credit Facility and entered into a $300 million Revolving Credit Facility. The maturity date for the Revolving Credit Facility is November 8, 2021. The Revolving Credit Facility provides for senior secured revolving loans and stand‑by and other letters of credit. The Revolving Credit Facility limits outstanding letters of credit to $225 million. As of December 31, 2018, there were $33 million of letters of credit outstanding and $267 million of available borrowing capacity under the Revolving Credit Facility.

The Revolving Credit Facility and the guarantees thereof are secured by the same collateral securing the Term Loan Facility, on a pari passu basis with the security interests created in the same collateral securing the Term Loan Facility.

The interest rates applicable to the loans under the Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to either, at our option, (i) an adjusted LIBOR plus a margin of 2.50% per annum or (ii) an alternate base rate plus a margin of 1.50%  per annum.

2024 Notes

On November 8, 2016, we sold $750 million of 2024 Notes. The 2024 Notes will mature on November 15, 2024 and bear interest at a rate of 5.125%  per annum. The 2024 Notes are jointly and severally guaranteed on a senior unsecured basis by our domestic subsidiaries that guarantee or indebtedness under the Credit Facilities (the “Guarantors”). The 2024 Notes are not guaranteed by any of the Company’s non‑U.S. subsidiaries, any subsidiaries subject to regulation as an insurance, or certain other subsidiaries (the “Non-Guarantors”).

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

2038 Notes

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

Other

The agreements governing the Term Loan Facility and the Revolving Credit Facility contain certain covenants that, among other things, limit or restrict the incurrence of additional indebtedness, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. We were in compliance with the covenants under these agreements at December 31, 2018.

As of December 31, 2018, future scheduled long‑term debt payments are $61 million,  $38 million,  $67 million,  $12 million and $649 million for the years ended December 31, 2019, 2020, 2021, 2022 and 2023, respectively. Certain of the Company’s assets, including vehicles and equipment are leased under capital leases with $90 million in remaining lease obligations as of December 31, 2018. The long‑term debt payments above include future capital lease payments of approximately $31 million in 2019,  $27 million in 2020,  $19 million in 2021,  $10 million in 2022, and $4 million in 2023.

Note 13. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the consolidated statements of financial position. As of December 31, 2018 and 2017,  our marketable securities consisted primarily of common debt securities (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross realized and unrealized gains and losses of our short- and long-term investments in Debt and Equity securities are as follows:

		Gross Realized	Gross Realized
	Amortized	and Unrealized	and Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
Available-for-sale securities, December 31, 2018:
Debt securities	$4	$—	$—	$4
Equity securities	15	1	—	16
Total securities	$19	$1	$—	$21
Available-for-sale securities, December 31, 2017:
Debt securities	$4	$—	$—	$4
Equity securities	14	3	—	17
Total securities	$18	$3	$—	$21

Following the adoption of ASC 2016-01, we account for equity securities at fair value with adjustments to fair value recognized in Interest and net investment income in the consolidated statements of operations and comprehensive (loss) income. Additionally, for the year ended December 31, 2018, approximately $2 million of realized and unrealized gains were recognized in Interest and net investment income in the consolidated statements of operations and comprehensive (loss) income.

We periodically review our debt securities to determine whether there has been an other than temporary decline in value. There were no impairment charges due to declines in the value of these investments for the year ended December 31, 2018.

Additionally, we hold minority interests in several strategic investments which do not have readily determinable fair values and are recorded at cost and are remeasured upon the occurrence of observable price changes or impairments. We account for these investments at fair value with adjustments to fair value recognized as unrealized gain (loss) on investments in our consolidated statements of operations and comprehensive (loss) income within Interest and net investment income. The investments are included within Other Assets on the consolidated statements of financial position. At December 31, 2018, the carrying amount of these investments is $4 million, which increased approximately $1 million during the year ended December 31, 2018.

Note 14. Comprehensive (Loss) Income

Comprehensive (loss) income, which primarily includes net (loss) income, unrealized gains on derivative instruments and the effect of foreign currency translation (loss) gain, is disclosed in the consolidated statements of operations and comprehensive (loss) income. Unrealized gains on marketable securities of $3 million ($2 million, net of tax) were included in other comprehensive income prior to our adoption of ASU 2016-01 on January 1, 2018. Subsequent to the adoption, these unrealized gains were reclassified to retained earnings. Additionally, stranded tax effects of approximately $4 million resulting from the corporate income tax rate change in U.S. Tax Reform were reclassified upon our adoption of ASU 2018-02 on January 1, 2018. The income tax effects remaining in AOCI will be released into earnings as the related pre-tax amounts are reclassified to earnings.

The following tables summarize the activity in accumulated other comprehensive income, net of the related tax effects.

		Unrealized
		Gains on	Foreign
	Unrealized	Available	Currency
	(Losses) Gains on	-for-Sale	Translation
(In millions)	Derivatives	Securities	(Loss) Gain	Total
Balance as of December 31, 2016	$12	$1	$(15)	$(3)
Other comprehensive income before reclassifications:
Pre-tax amount	—	2	3	5
Tax provision	—	1	—	1
After-tax amount	—	1	3	4
Amounts reclassified from accumulated other comprehensive (loss) income(1)	4	—	—	4
Net current period other comprehensive loss	4	1	3	8
Balance as of December 31, 2017	$16	$2	$(12)	$5
Reclassification of unrealized gain/loss on equity securities	—	(2)	—	(2)
Reclassification of tax rate change	3	1	—	4
As revised, January 1, 2018	$19	$—	$(12)	$7
Other comprehensive income before reclassifications:
Pre-tax amount	4	—	(3)	1
Tax provision	1	—	—	1
After-tax amount	3	—	(3)	—
Amounts reclassified from accumulated other comprehensive income(1)	(3)	—	—	(3)
Net current period other comprehensive income	1	—	(3)	(3)
Balance as of December 31, 2018	$20	$—	$(15)	$5

___________________________________

(1)	Amounts are net of tax. See reclassifications out of accumulated other comprehensive income below for further details.

Reclassifications out of accumulated other comprehensive income included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income
	As of December 31,			Consolidated Statements of Operations
(In millions)	2018	2017	2016	and Comprehensive (Loss) Income Location
Gains (losses) on derivatives:
Fuel swap contracts	$3	$3	$(4)	Cost of services rendered and products sold
Interest rate swap contracts	1	(8)	(7)	Interest expense
Net losses on derivatives	4	(6)	(11)
Impact of income taxes	(1)	2	4	Provision for income taxes
Total reclassifications related to derivatives	$3	$(4)	$(7)
Gains on available-for-sale securities	$—	$—	$3	Interest and net investment income
Impact of income taxes	—	—	(1)	Provision for income taxes
Total reclassifications related to securities	$—	$—	$2
Total reclassifications for the period	$3	$(4)	$(5)

Note 15. Supplemental Cash Flow Information

Supplemental information relating to the consolidated statements of cash flows is presented in the following table:

	Year Ended December 31,
(In millions)	2018	2017	2016
Cash paid for or (received from):
Interest expense(1)	$123	$134	$133
Interest and dividend income	(2)	(1)	—
Income taxes, net of refunds	52	109	72
(1)	For the year ended December 31, 2016, excludes $10 million paid in connection with the termination of interest rate swap agreements.

As of December 31, 2018, Cash and cash equivalents of $224 million and Restricted cash of $89 million as presented on the consolidated statements of financial position represent the amounts comprising Cash and cash equivalents and restricted cash of $313 million presented on the consolidated statements of cash flows. As of December 31, 2017, Cash and cash equivalents of $192 million and Restricted cash of $89 million as presented on the consolidated statements of financial position and cash related to discontinued operations of $282 million represent the amounts comprising Cash and cash equivalents and restricted cash of $563 million presented on the consolidated statements of cash flows. As of December 31, 2016, Cash and cash equivalents of $123 million and Restricted cash of $95 million presented on the consolidated statements of financial position and cash related to discontinued operations of $168 million represent the amounts comprising Cash and cash equivalents and restricted cash of $386 million presented on the consolidated statements of cash flows.

We acquired $36 million,  $41 million and $60 million of property and equipment through capital leases and other non-cash financing transactions in the years ended December 31, 2018, 2017 and 2016, respectively, which have been excluded from the consolidated statements of cash flows as non-cash investing and financing activities.

In the year ended December 31, 2016, we converted certain company-owned Merry Maids branches to franchises for a total purchase price of $9 million. In the year ended December 31, 2016, we received cash of $6 million, and provided financing of $2 million.

Note 16. Capital Stock

We are authorized to issue 2,000,000,000 shares of common stock. As of December 31, 2018, there were 147,209,928 shares of common stock issued and 135,687,558 shares of common stock outstanding. We have no other classes of equity securities issued or outstanding.

Note 17. Stock-Based Compensation

In connection with our initial public offering, our board of directors and stockholders adopted the Omnibus Incentive Plan. Prior to our initial public offering, our board of directors and stockholders had adopted the Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan, as amended as of October 25, 2012 (the “MSIP”). Upon adoption of the Omnibus Incentive Plan, we froze the MSIP and will make no further grants thereunder. However, awards previously granted under the MSIP are unaffected by the termination of the MSIP. The Omnibus Incentive Plan provides for awards in the form of stock options, stock purchase rights, restricted stock, RSUs, performance shares, performance units, stock appreciation rights, dividend equivalents, DSUs, deferred share equivalents, and other stock-based awards. The MSIP provided for the sale of shares and DSUs of our stock to our executives, officers and other employees and to our directors as well as the grant of RSUs, performance-based RSUs and options to purchase our shares to those individuals. Our Compensation Committee selects our executive officers, employees and directors eligible to participate in the Omnibus Incentive Plan and determines the specific number of shares to be offered or options to be granted to an individual.

On February 24, 2015, our board of directors approved and recommended for approval by our stockholders the Employee Stock Purchase Plan, which became effective for offering periods commencing July 1, 2015. The Employee Stock Purchase Plan is intended to qualify for the favorable tax treatment under the Code. Under the plan, eligible employees may purchase common stock, subject to Internal Revenue Service limits, during pre-specified offering periods at a discount established by us not to exceed ten percent of the then-current fair market value. On April 27, 2015, our stockholders approved the Employee Stock Purchase Plan with a maximum of one million shares of common stock authorized for sale under the plan. Under the Employee Stock Purchase Plan, we sold 52,051 shares in 2017 and 70,063 shares in 2016. As a result of the American Home Shield spin-off described in Note 1 to the consolidated financial statements, the Employee Stock Purchase Plan was suspended effective January 1, 2018.

A maximum of 16,396,667 shares of our stock is authorized for issuance under the MSIP, the Omnibus Incentive Plan and the Employee Stock Purchase Plan, of which, as of December 31, 2018,  6,661,265 shares remain available for future grants. We currently intend to satisfy any need for our shares of common stock associated with the vesting of RSUs, exercise of options or purchase of shares issued under the Omnibus Incentive Plan, MSIP or Employee Stock Purchase Plan through new shares available for issuance or any shares repurchased, forfeited or surrendered from participants in the MSIP and the Omnibus Incentive Plan.

All option grants under the Omnibus Incentive Plan and the MSIP have been, and we expect that all future option grants will be, non-qualified options with a per-share exercise price no less than the fair market value of one share of our stock on the grant date. Any stock options granted will generally have a term of 10 years and vesting will be subject to an employee’s continued employment. Our Compensation Committee may accelerate the vesting of an option at any time. In addition, vesting of options will be accelerated if we experience a change in control (as defined in the Omnibus Incentive Plan and the MSIP) unless options with substantially equivalent terms and economic value are substituted for existing options in place of accelerated vesting. Our stock option awards also have a “double trigger provision” that provides for acceleration in the event of a change in control and subsequent termination of the employee from the acquiring company within 24 months of the change in control.  For RSUs granted in July 2018 or thereafter, the Compensation Committee revised the RSU award agreements to include a double trigger provision relating to the acceleration of vesting RSUs on a change in control and subsequent termination of the employee from the acquiring company within 24 months of the change in control. Vesting of options and RSUs granted under the Omnibus Incentive Plan and the MSIP will also be accelerated, in whole or in part, in the event of an employee’s death or disability (as defined in the Omnibus Incentive Plan and the MSIP). Upon termination for cause (as defined in the Omnibus Incentive Plan and the MSIP), all options and RSUs held by an employee are immediately cancelled. Following a termination without cause, vested options will generally remain exercisable through the earlier of the expiration of their term or three months following termination of employment (one year in the case of death, disability or retirement at normal retirement age). Unless sooner terminated by our board of directors, the Omnibus Incentive Plan will remain in effect until June 26, 2024.

In 2018, 2017 and 2016,  we completed various equity offerings to certain of our executives, officers and employees pursuant to the Omnibus Incentive Plan. The shares sold and options granted in connection with these equity offerings are subject to and governed by the terms of the Omnibus Incentive Plan. No other shares of common stock were sold by us in 2018, 2017 or 2016.

Stock Options

We granted our executives, officers and employees options to purchase 502,004;  747,761; and 684,329 shares of our common stock in 2018, 2017 and 2016, respectively, at a weighted-average exercise price of $55.18 per share for options issued in 2018, $39.27 per share for options issued in 2017, and $39.54 per share for options issued in 2016. These options are subject to and governed by the terms of the MSIP and Omnibus Incentive Plan. The per share purchase price and exercise price was based on the determination by our Compensation Committee of the fair market value of our common stock as of the purchase/grant dates. All options granted to date generally will vest in four equal annual installments, subject to an employee’s continued employment. The four-year vesting period is the requisite service period over which compensation cost will be recognized on a straight-line basis for all grants. All options issued are accounted for as equity-classified awards.

The value of each option award was estimated on the grant date using the Black-Scholes option valuation model that incorporates the assumptions noted in the following table. For options granted in 2018, 2017 and 2016, the expected volatility was based on historical and implied volatilities of our publicly traded stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method as outlined by the SEC in Staff Accounting Bulletins No. 107 and 110 as we do not have sufficient historical exercises to provide a reasonable basis upon which to estimate expected life due to the limited period of time our equity shares have been publicly traded. The risk-free interest rates were based on U.S. Treasury securities with terms similar to the expected lives of the options as of the grant dates.

	Year Ended December 31,
Assumption	2018	2017	2016
Expected volatility	25.9%	27.7%	32.3%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	6.3	6.3	6.3
Risk-free interest rate	2.63% - 2.94%	1.83% - 2.29%	1.25% - 1.46%

The weighted-average grant-date fair value of the options granted during 2018,  2017 and 2016 was $17.68,  $12.45 and $13.58 per option, respectively. During the year ended December 31, 2018, we applied a forfeiture assumption of 19.22 percent per annum in the recognition of the expense related to these options, with the exception of the options held by our CEO for which we applied a forfeiture rate of zero. The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016, was $6 million, $60 million and $20 million, respectively. The total fair value of stock options vested during the years ended December 31, 2018, 2017 and 2016, was $3 million, $6 million and $6 million, respectively.

A summary of option activity under the MSIP and Omnibus Incentive Plan as of December 31, 2018 and changes during the year then ended is presented below:

				Weighted Avg.
			Aggregate	Remaining
		Weighted Avg.	Intrinsic	Contractual
	Stock	Exercise	Value	Term
	Options	Price	(in millions)	(in years)
Total outstanding, December 31, 2017	1,125,162	$34.84	$18	8.15
Granted to employees	502,004	$55.18
Equitable Adjustment	581,231	$29.48
Exercised	(232,527)	$27.41
Forfeited	(624,641)	$38.21
Expired	(8,386)	$39.55
Total outstanding, December 31, 2018	1,342,843	$29.34	$10	8.01
Total exercisable, December 31, 2018	329,287	$21.81	$5	6.64

RSUs

We granted our executives, officers and employees 354,931;  416,604;  and 267,739; RSUs in 2018, 2017 and 2016, respectively, with weighted-average grant date fair values of $52.40 per unit for 2018, $40.51 per unit for 2017,  and $39.15 per unit for 2016, which was equivalent to the then current fair value of our common stock at the grant date. All RSUs outstanding as of December 31, 2018 will vest in three equal annual installments, subject to an employee’s continued employment. Upon vesting, each

RSU will be converted into one share of our common stock. The total fair value of RSUs vested during the years ended December 31, 2018, 2017 and 2016,  was $18 million, $7 million and $10 million, respectively.

A summary of RSU activity under the Omnibus Incentive Plan as of December 31, 2018, and changes during the year then ended is presented below:

		Weighted Avg.
		Grant Date
	RSUs	Fair Value
Total outstanding, December 31, 2017	571,924	$39.26
Granted to employees	354,931	$52.40
Equitable Adjustment	147,082	$32.06
Vested	(306,145)	$36.09
Forfeited	(241,048)	$41.19
Total outstanding, December 31, 2018	526,744	$35.75

Included within the vested RSUs in the summary of RSU activity above are 97,920 grants of performance RSUs to certain executives who were key to the American Home Shield spin-off. All such performance RSUs were contingent upon the successful completion of the spin-off and subject to the employee’s continued employment. All of these performance RSUs vested on October 1, 2018, the date the spin-off occurred.

Performance Shares

We granted our executives 120,778 performance shares in 2017 with a weighted–average grant date fair value of $38.98 per share and 131,352 performance shares in 2016 with a weighted-average grant date fair value of $39.59 per share, which were equivalent to the then current fair value of our common stock at the grant date. The performance shares were scheduled to vest at the end of a three-year period based on the achievement of a cumulative adjusted EPS target established at the grant date and subject to an executive’s continued employment. As the performance shares contain a performance condition, stock-based compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the number of awards expected to vest. No performance shares were granted in 2018 due the complexities in determining longer-term financial goals given the spin-off and financial separation of the American Home Shield business.  Effective July 23, 2018, the performance shares granted in 2016 and 2017 were cancelled by the Compensation Committee to the Board of Directors due to the complexities of adjusting such awards as a consequence of the spin-off of the American Home Shield business and because the awards were tracking below payout threshold at the time of cancellation.

A summary of performance share activity under the Omnibus Incentive Plan as of December 31, 2018, and changes during the year then ended is presented below:

		Weighted Avg.
	Performance	Grant Date
	Shares	Fair Value
Total outstanding, December 31, 2017	93,928	$38.86
Forfeited	(93,928)	$38.86
Total outstanding, December 31, 2018	—	$—

Stock-based compensation expense

During the years ended December 31, 2018, 2017 and 2016,  we recognized stock-based compensation expense of $14 million ($11 million, net of tax), $10 million ($6 million, net of tax) and $12 million  ($8 million, net of tax), respectively. These charges are recorded within Selling and administrative expenses in the consolidated statements of operations and comprehensive (loss) income and included $3 million of stock-based compensation expense related to retention awards granted to employees instrumental to the spin-off. For the years ended December 31, 2018, 2017 and 2016, stock-based compensation expense recognized related to employees of Frontdoor is included within Gain on discontinued operations, net of income taxes on the consolidated statements of operations and comprehensive (loss) income. Additionally, during the years ended December 31, 2017 and 2016,  we recognized $5 million and $3 million, respectively, of stock-based compensation expense due to the modification of non-vested stock options and RSUs as part of the severance agreements with the former CEO (2017) and president of Terminix (2016), which has been included in Restructuring charges in the consolidated statements of operations and comprehensive (loss) income.

As of December 31, 2018, there was $20 million of total unrecognized compensation costs related to non-vested stock options and RSUs granted under the MSIP and Omnibus Incentive Plan. These remaining costs are expected to be recognized over a weighted-average period of 2.23 years.

American Home Shield Spin-off

On October 1, 2018, in connection with the spin-off transaction, we adjusted our outstanding share-based awards issued to employees and directors in accordance with the Separation and Distribution Agreement (the “Equitable Adjustment”). For purposes of the vesting of these share-based awards, continued employment or service with the Company or with Frontdoor is treated as continued employment for purposes of the Company’s and Frontdoor’s share-based awards. The adjustments were as follows:

In connection with the spin-off, stock options were converted to stock options of each participant’s employer post spin-off. We completed the Equitable Adjustment by adjusting the exercise price of options held by our employees to reflect the fair market value of our common stock after giving effect to the spin-off by multiplying the exercise price of such options immediately prior to the spin-off by a fraction, the numerator of which was the fair market value of a share of our common stock immediately after the spin-off and the denominator of which was the fair market value of a share of our common stock immediately prior to the spin-off.

To allow our employees to retain the intrinsic value of their stock options prior to the spin-off, we also adjusted the number of shares underlying the options of such employees. The number of shares underlying the options was adjusted by dividing the total intrinsic value of the underlying options held by each employee by the fair value of each underlying option immediately following the spin-off.

In connection with the spin-off, we implemented an RSU Election Program whereby participants could elect to amend their RSU Awards so that the employee received only RSUs in the participant’s employer post spin-off (“Concentration Election”). If a Concentration Election was not made the employee would retain their existing ServiceMaster RSUs and receive Frontdoor RSUs pursuant to the Distribution. If the Concentration Election was made, we adjusted the number of RSU awards to allow employees to retain the intrinsic value of their RSUs prior to the spin-off. The number of RSUs was adjusted by dividing the total intrinsic value of the RSUs prior to the spin-off by the share price of the participant’s employer immediately following the spin-off.

The change in the number of shares underlying options and the adjustment of the exercise price pursuant to the Equitable Adjustment represent modifications to our share-based compensation awards. As a result, we compared the fair value of the awards following the spin-off with the fair value of the original awards. The comparison did not yield incremental value. Accordingly, we did not record any incremental compensation expense pursuant to the Equitable Adjustment.

Note 18. Fair Value Measurements

The period-end carrying amounts of cash and cash equivalents, receivables, restricted cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term debt securities also approximate fair value, with unrealized gains and losses reported net of tax as a component of accumulated other comprehensive income on the consolidated statements of financial position, or, for certain unrealized losses, reported in interest and net investment income in the consolidated statements of operations and comprehensive (loss) income if the decline in value is other than temporary. The carrying amount of total debt was $1,776 million and $2,778 million and the estimated fair value was $1,791 million and $2,879 million as of December 31, 2018 and December 31, 2017, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to the Company as of December 31, 2018 and 2017.

We have estimated the fair value of our financial instruments measured at fair value on a recurring basis using the market and income approaches. For investments in marketable securities, deferred compensation trust assets and derivative contracts, which are carried at their fair values, our fair value estimates incorporate quoted market prices, other observable inputs (for example, forward interest rates) and unobservable inputs (for example, forward commodity prices) at the balance sheet date.

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

Fuel swap contracts are valued using forward fuel price curves obtained from third-party market data providers. The fair value of each contract is the sum of the expected future settlements between the contract counterparties, discounted to present value. The expected future settlements are determined by comparing the contract fuel price to the expected forward fuel price as of each settlement date and applying the difference between the contract and expected prices to the notional gallons in the fuel swap contracts. The Company regularly reviews the forward price curves obtained from third-party market data providers and related changes in fair value for reasonableness utilizing information available to us from other published sources.

The investment in frontdoor, inc. common stock of $445 million is categorized as a level 2 security as these shares were not registered as of December 31, 2018. The value of this investment is based on Frontdoor’s common stock price as of December 31, 2018, which represents an identical equity investment under the Securities Act of 1933, as amended.

We have not changed our valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the years ended December 31, 2018 and 2017.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2018:
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$13	$13	$—	$—
Investment in Frontdoor	Investment in frontdoor, inc.	445	—	445	—
Investments in marketable securities	Long-term marketable securities	8	8	—	—
Interest rate swap contracts	Other assets	30	—	30	—
Total financial assets		$496	$21	$475	$—
Financial Liabilities:
Fuel swap contracts	Other accrued liabilities	$4	$—	$—	$4
Total financial liabilities		$4	$—	$—	$4
As of December 31, 2017:
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$12	$12	$—	$—
Investments in marketable securities	Long-term marketable securities	9	9		—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	3	—	—	3
Interest rate swap contracts	Other assets	25	—	25	—
Total financial assets		$49	$21	$25	$3

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

	Fuel Swap
	Contract
	Assets
(In millions)	(Liabilities)	Location of Loss included in Earnings
Balance as of December 31, 2016	$5
Total (losses) gains (realized and unrealized)
Included in earnings	3	Cost of services rendered and products sold
Included in other comprehensive income	(2)
Settlements	(3)
Balance as of December 31, 2017	3
Total gains (losses) (realized and unrealized)
Included in earnings	3	Cost of services rendered and products sold
Included in other comprehensive income	(7)
Settlements	(3)
Balance as of December 31, 2018	$(4)

The following tables present information relating to the significant unobservable inputs of our Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of December 31, 2018:
Fuel swap contracts	$(4)	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.09 - $2.43	$2.26

As of December 31, 2017:
Fuel swap contracts	$3	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.43 - $2.90	$2.66

___________________________________

(1)	Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in an increase in the fair value liability of the fuel swap contracts.

We use derivative financial instruments to manage risks associated with changes in fuel prices and interest rates. We do not hold or issue derivative financial instruments for trading or speculative purposes. In designating derivative financial instruments as hedging instruments under accounting standards for derivative instruments, we formally document the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives to forecasted transactions. We assess at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the projected changes in cash flows of the associated forecasted transactions. All of our designated hedging instruments are classified as cash flow hedges.

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

Ineffective portions of derivative instruments designated in accordance with accounting standards as cash flow hedge relationships were insignificant during the 12 months ended December 31, 2018, 2017 and 2016. As of December 31, 2018,  we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $30 million, maturing through 2018. Under the terms of our fuel swap contracts, we are required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of December 31, 2018,  we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were issued under the Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. See Note 14 to the consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in accumulated other comprehensive income and for the amounts reclassified out of accumulated other comprehensive income and into earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a gain of $8 million, net of tax, as of December 31, 2018.  The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

Note 19. Earnings Per Share

Basic earnings per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options, RSUs and performance shares are reflected in diluted net (loss) income per share by applying the treasury stock method.

A reconciliation of the amounts included in the computation of basic earnings per share from continuing operations and diluted earnings per share from continuing operations is as follows:

	Year Ended December 31,
(In millions, except per share data)	2018	2017	2016
(Loss) income from continuing operations	$(163)	$341	$2
Weighted-average common shares outstanding	135.5	134.4	135.3
Effect of dilutive securities:
RSUs	—	0.1	0.2
Stock options(1)	—	0.9	1.8
Weighted-average common shares outstanding - assuming dilution	135.5	135.4	137.3
Basic (loss) earnings per share from continuing operations	$(1.20)	$2.54	$0.01
Diluted (loss) earnings per share from continuing operations	$(1.20)	$2.52	$0.01

___________________________________

(1)

Options to purchase 0.9 million and 0.3 million shares for the years ended December 31, 2017 and 2016, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

Securities are not included in the table in periods when antidilutive. For the year ended December 31, 2018, weighted average potentially dilutive shares from RSUs of 0.2 million and weighted average potentially dilutive shares from stock options of 0.4 million with a weighted average exercise price of $29.34 were excluded from the dilutive (loss) earnings per share calculation due to the antidilutive effect such shares would have had on net loss per common share.

Note 20.  Subsequent Events

From January 1, 2019 through February 28, 2019, we completed 11 pest control acquisitions, for an aggregate purchase price of approximately $94 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ServiceMaster Global Holdings, Inc.
Memphis, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ServiceMaster Global Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Memphis, Tennessee

February 28, 2019

Quarterly Operating Results (Unaudited)

Quarterly operating results for the last two years are shown in the table below. As a result of the Separation on October 1, 2018, the historical results of the American Home Shield segment are reported as discontinued operations for all periods presented herein. For all periods after the Separation, discontinued operations includes spin-off transaction costs primarily related to transaction fees to effect the spin-off and receipts pursuant to the transition services agreement.

	2018
	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Operating Revenue	$428	$520	$496	$457	$1,900
Gross Profit	201	248	218	192	860
Income from Continuing Operations(1)	17	40	18	(237)	(163)
Gain (loss) from Discontinued Operations, net of income taxes	23	56	53	(11)	122
Net (Loss) Income(1)	40	96	71	(248)	(41)
Basic earnings per share:
Income from Continuing Operations	0.12	0.29	0.13	(1.75)	(1.20)
Gain (loss) from Discontinued Operations, net of income taxes	0.17	0.42	0.39	(0.08)	0.90
Net (Loss) Income	0.30	0.71	0.52	(1.83)	(0.30)
Diluted earnings per share:
Income from Continuing Operations	0.12	0.29	0.13	(1.75)	(1.20)
Gain (loss) from Discontinued Operations, net of income taxes	0.17	0.42	0.39	(0.08)	0.90
Net (Loss) Income	0.30	0.71	0.52	(1.83)	(0.30)

	2017
	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Operating Revenue	$415	$481	$450	$409	$1,755
Gross Profit	191	229	200	174	794
Income from Continuing Operations(1)	15	30	19	276	341
Loss from Discontinued Operations, net of income taxes	23	55	61	30	169
Net (Loss) Income(1)	39	85	80	306	510
Basic earnings per share:
Income from Continuing Operations	0.11	0.23	0.14	2.04	2.54
Loss from Discontinued Operations, net of income taxes	0.17	0.41	0.45	0.22	1.26
Net (Loss) Income	0.29	0.64	0.60	2.26	3.79
Diluted earnings per share:
Income from Continuing Operations	0.11	0.22	0.14	2.04	2.52
Loss from Discontinued Operations, net of income taxes	0.17	0.41	0.45	0.22	1.25
Net (Loss) Income	0.29	0.63	0.59	2.26	3.76

(1)

The results include restructuring charges primarily related to an initiative to enhance capabilities and reduce costs in the Company’s corporate functions, severance costs related to the former CEO and other executives and costs related to the relocation of the Company’s Global Service Center. The table below summarizes the pre-tax and after-tax restructuring charges, by quarter, for 2018 and 2017.

	2018
	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Year
Pre-tax	$12	$—	$1	$4	$17
After-tax	$9	$1	$—	$3	$13

	2017
	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Year
Pre-tax	$2	$1	$14	$4	$21
After-tax	$1	$1	$10	$2	$14

The results for the first, third and fourth quarters of 2018 include $5 million ($4 million, net of tax), $1 million ($0 million, net of tax) and $4 million ($3 million, net of tax), respectively, of severance and other costs. The results for the first, third and fourth quarters of 2017 include $1 million ($1 million, net of tax), $11 million ($8 million, net of tax) and $2 million ($2 million, net of tax), respectively, of severance and other costs and stock-based compensation expense.

The results for the first and second quarters of 2018 include $7 million ($5 million, net of tax) and less than $1 million ($1 million, net of tax), respectively, of Global Service Center relocation costs. The results for the first, second, third and fourth quarters of 2017 include charges of $1 million ($0 million, net of tax), $1 million ($0 million, net of tax), $3 million ($2 million, net of tax) and $1 million ($1 million, net of tax), respectively, of Global Service Center relocation costs.

The results for the second, third and fourth quarters of 2018 include $1 million ($1 million, net of tax), $1 million ($0 million, net of tax) and $3 million ($3 million, net of tax), respectively, of acquisition-related costs.

The results for the third and fourth quarters of 2018 include $1 million ($0 million, net of tax) and $3 million ($2 million, net of tax), respectively, for fumigation related matters. The results for the fourth quarter of 2017 include charges of $4 million ($4 million, net of tax) for fumigation related matters.

The results for the fourth quarter of 2018 include $249 million ($249 million, net of tax) of mark-to-market losses on the investment in frontdoor, inc.

The results for the third quarter of 2018 include losses on extinguishment of debt of $10 million ($8 million, net of tax) related to prepayment of term loans outstanding under our senior secured term loan facility. The results for the second and third quarters of 2017 include losses on extinguishment of debt of $3 million ($1 million, net of tax) and $3 million ($1 million, net of tax) related to partial repurchases of the Company’s 2038 Notes.

The results for the fourth quarter of 2017 includes $3 million ($2 million, net of tax) of a benefit related to the reversal of expenses accrued related to the 401(k) Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s CEO, Nikhil M. Varty, and Senior Vice President and CFO, Anthony D. DiLucente, have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Varty and DiLucente have concluded that both the design and operation of the Company’s disclosure controls and procedures were effective as of December 31, 2018.

Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the fourth quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed, under the supervision and with the participation of the Company’s CEO, Nikhil M. Varty, and Senior Vice President and CFO, Anthony D. DiLucente, the effectiveness of its internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 and has expressed an unqualified opinion in their report which is included herein.

ITEM 9B. OTHER INFORMATION

Stockholders of the Company approved the Executive Annual Bonus Plan ("EABP") at the 2015 Annual Meeting of Stockholders, providing for a maximum bonus that can be paid to any executive officer equal to one percent of Adjusted EBITDA. The U.S. Tax Reform eliminated deductions under Section 162(m) of the Code rendering the EABP ineffective for its intended purpose. Although effective for the 2018 fiscal year, the Compensation Committee terminated the EABP effective as of February 18, 2019.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

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

3.  Financial Statements Schedules

The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8 of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts	106

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description

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

4.14

Indenture, dated as of August 16, 2018, among frontdoor, inc., the subsidiary guarantors named therein, and Wilmington Trust, National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc., filed August 20, 2018.

4.15

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

10.7	#

Form of Employee Stock Option Agreement under the MSIP is incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2007 of The ServiceMaster Company, filed March 28, 2008.

10.8	#

Form of Employee Deferred Share Unit Agreement under the MSIP is incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2007 of The ServiceMaster Company, filed March 28, 2008.

10.9	#

Form of Employee Restricted Stock Unit Agreement under the MSIP is incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 of The ServiceMaster Company, filed November 15, 2010.

10.10		Form of Director Indemnification Agreement is incorporated by reference to Exhibit 10.71 to the Registration Statement on Form S-1 of ServiceMaster Global Holdings, Inc., filed June 19, 2014.

10.11	*	Schedule of Signatories to a Director Indemnification Agreement.

10.12	#

ServiceMaster Deferred Compensation Plan, amended and restated as of October 28, 2016, is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 of ServiceMaster Global Holdings, Inc., filed October 28, 2016.

10.13

ServiceMaster Global Holdings, Inc. Directors’ Deferred Compensation Plan as awarded and restated October 24, 2017, is incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 1, 2017.

10.14	#

ServiceMaster Global Holdings, Inc. Executive Annual Bonus Plan is incorporated by reference to Annex A to the definitive Proxy Statement on Schedule 14A of ServiceMaster Global Holdings, Inc., filed March 20, 2015 (the “2015 Proxy Statement”).

10.15	#	Amended and Restated ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Plan”) is incorporated by reference to Annex B to the 2015 Proxy Statement.

10.16	#	ServiceMaster Global Holdings, Inc. Employee Stock Purchase Plan is incorporated by reference to Annex C to the 2015 Proxy Statement for stock purchases made prior to 2019.

10.17	#

Form of Employee Stock Option Agreement under the Omnibus Plan for awards granted between July 1, 2014 and February 23, 2015 is incorporated by reference to Exhibit 10.77 to the Registration Statement on Form S-1 of ServiceMaster Global Holdings, Inc., filed June 16, 2014.

10.18	#

Form of Employee Stock Option Agreement under the Omnibus Plan for awards granted between February 24, 2015 and February 21, 2016 is incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K for the year ended December 31, 2014 of ServiceMaster Global Holdings, Inc. and the ServiceMaster Company, LLC, filed March 2, 2015.

10.19	#

Form of Employee Stock Option Agreement under the Omnibus Plan for awards granted between February 22, 2016 and July 22, 2018 is incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 of ServiceMaster Global Holdings, Inc., filed May 5, 2016.

10.20	#

Form of Employee Restricted Stock Unit Agreement under the Omnibus Plan for awards granted between July 1, 2014 and February 23, 2015 is incorporated by reference to Exhibit 10.78 to the Registration Statement on Form S‑1 of ServiceMaster Global Holdings, Inc., filed June 16, 2014.

10.21	#

Form of Employee Restricted Stock Unit Agreement under the Omnibus Plan for awards granted between February 24, 2015 and February 21, 2016 is incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K for the year ended December 31, 2014 of ServiceMaster Global Holdings, Inc. and the ServiceMaster Company, LLC, filed March 2, 2015.

10.22	#

Form of Employee Restricted Stock Unit Agreement under the Omnibus Plan for awards granted between February 22, 2016 and July 22, 2018 is incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 of ServiceMaster Global Holdings, Inc., filed May 5, 2016.

10.23	#

Form of Performance Share Agreement under the Omnibus Plan for awards granted on February 22, 2016 is incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 of ServiceMaster Global Holdings, Inc., filed May 5, 2016.

10.24	#

Form of Performance Share Agreement under the Omnibus Plan for awards granted on or after February 20, 2017 is incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2016, filed February 24, 2017.

10.25

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

10.27

Plea Agreement entered into on January 20, 2017 by The Terminix International Company Limited Partnership and Terminix International USVI, LLC is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K of ServiceMaster Global Holdings, Inc., filed January 23, 2017.

10.28	#

Employment Agreement, dated as of July 26, 2017, by and between Nikhil M. Varty and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017, filed August 1, 2017.

10.29	#

Performance Restricted Stock Unit Agreement, dated as of July 26, 2017, by and between Nikhil M. Varty and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 1, 2017.

10.30	#

Employee Restricted Stock Agreement, dated as of July 26, 2017, by and between Nikhil M. Varty and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 1, 2017.

10.31	#

Employee Stock Option Agreement, dated as of July 26 2017, by and between Nikhil M. Varty and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017, filed August 1, 2017.

10.32	#

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

10.33	#

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

10.34	#

Separation Agreement and General Release entered into with Martin Wick, dated December 31, 2017, is incorporated by reference to Exhibit 1.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed February 28, 2018.

10.35	#

Severance Agreement and General Release, dated as of February 28, 2018, between Marvin O. Davis and The ServiceMaster Company, LLC is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 2, 2018

10.36	#

Severance Agreement and General Release, dated as of March 31, 2018, between James T. Lucke and The ServiceMaster Company, LLC is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 2, 2018.

10.37

Form of Director Deferred Share Equivalent Agreement under the Omnibus Plan is incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 2, 2018.

10.38	#

Employment Agreement, dated as of May 15, 2018, between Rex Tibbens and American Home Shield is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed August 1, 2018.

10.39	#

Sign-on Restricted Stock Unit Agreement, dated as of May 15, 2018, with Rex Tibbens is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed August 1, 2018.

10.40	#

Sign-on Stock Option Agreement, dated as of May 15, 2018, with Rex Tibbens is incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed August 1, 2018.

10.41	#

Restricted Stock Unit Agreement, dated as of May 15, 2018, with Rex Tibbens is incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed August 1, 2018.

10.42	#

Stock Option Agreement, dated as of May 15, 2018, with Rex Tibbens is incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed August 1, 2018.

10.43	#

Indemnification Agreement, dated as of May 15, 2018, between Rex Tibbens and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed August 1, 2018.

10.44	#

Form of Employee Stock Option Agreement under the ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan for awards granted between July 23, 2018 and February 17, 2019 is incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed August 1, 2018.

10.45	#

Form of Employee Restricted Stock Unit Agreement under the ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan for awards granted on or after July 23, 2018 is incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed August 1, 2018.

10.46	#	Form of Performance Share Termination Agreement is incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed August 1, 2018.

10.47	#

Transition Services Agreement, dated as of September 28, 2018, by and between ServiceMaster Global Holdings, Inc. and frontdoor, inc. is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc., filed October 1, 2018.

10.48

Tax Matters Agreement, dated as of September 28, 2018, by and between ServiceMaster Global Holdings, Inc. and frontdoor, inc. is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc., filed October 1, 2018.

10.49

Employee Matters Agreement, dated as of September 28, 2018, by and between ServiceMaster Global Holdings, Inc. and frontdoor, inc. is incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc., filed October 1, 2018.

10.50

Stockholder and Registration Rights Agreement, dated as of September 28, 2018, by and between ServiceMaster Global Holdings, Inc. and frontdoor, inc. is incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc., filed October 1, 2018.

10.51

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

10.52

Credit Agreement, dated as of August 1, 2018, among The ServiceMaster Company, LLC, JPMorgan Chase Bank N.A., as administrative agent, the lenders and other financial institutions party thereto, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc. filed August 7, 2018.

10.53	#*	Separation Agreement and General Release entered into with Susan Hunsberger, dated October 3, 2018.

10.54	#*	Form Employee Stock Option Agreement under the Omnibus Plan for awards granted on or after February 18, 2019.

10.55	#*	ServiceMaster Global Holdings, Inc. Employee Stock Purchase Plan as amended and restated as of February 19, 2019.

21	*	List of Subsidiaries as of December 31, 2018.

23	*	Consent of Deloitte & Touche LLP.

31.1	*	Certification of Chief Executive Officer of ServiceMaster Global Holdings, Inc. Pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer of ServiceMaster Global Holdings, Inc. Pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*

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

SERVICEMASTER GLOBAL HOLDINGS, INC.

Date: February 28, 2019	By:	/s/ NIKHIL M. VArty
		Name:	Nikhil M. Varty
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Date: February 28, 2019	By:	/s/ Mark E. Tomkins
		Name:	Mark E. Tomkins
		Title:	Director, Chairman of the Board

Date: February 28, 2019	By:	/s/ NIKHIL M. VArty
		Name:	Nikhil M. Varty
		Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: February 28, 2019	By:	/s/ Anthony D. DiLucente
		Name:	Anthony D. DiLucente
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 28, 2019	By:	/s/ John P. Mullen
		Name:	John P. Mullen
		Title:	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: February 28, 2019	By:	/s/ John B. Corness
		Name:	John B. Corness
		Title:	Director

Date: February 28, 2019	By:	/s/ Laurie Ann Goldman
		Name:	Laurie Ann Goldman
		Title:	Director

Date: February 28, 2019	By:	/s/ Naren K. Gursahaney
		Name:	Naren K. Gursahaney
		Title:	Director

Date: February 28, 2019	By:	/s/ Steven B. Hochhauser
		Name:	Steven B. Hochhauser
		Title:	Director

Date: February 28, 2019	By:	/s/ Stephen J. Sedita
		Name:	Stephen J. Sedita
		Title:	Director

SCHEDULE II
SERVICEMASTER GLOBAL HOLDINGS, INC.
Valuation and Qualifying Accounts

(In millions)

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(1)	Period
As of and for the year ending December 31, 2018:
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$21	$24	$24	$20
Notes receivable	1	(1)	—	1
Income tax valuation allowance	11	—	—	11
As of and for the year ending December 31, 2017:
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$19	$31	$30	$21
Notes receivable	2	—	—	1
Income tax valuation allowance	7	4	—	11
As of and for the year ending December 31, 2016:
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$19	$28	$28	$19
Notes receivable	2	—	1	2
Income tax valuation allowance	7	2	2	7

___________________________________

(1)

Deductions in the allowance for doubtful accounts for accounts and notes receivable reflect write-offs of uncollectible accounts. Deductions for the income tax valuation allowance in 2018, 2017 and 2016 are primarily attributable to the reduction of net operating loss carryforwards and other deferred tax assets related to the uncertainty of future taxable income in certain jurisdictions.