Form 10-Q
period 2019-03-31
SERVICEMASTER GLOBAL HOLDINGS INC
filed 2019-05-08
CIK 1428875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common, par value $0.01	SERV	NYSE

The number of shares of the registrant’s common stock outstanding as of April 30, 2019: 135,964,207 shares of common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$482	$428
Cost of services rendered and products sold	261	226
Selling and administrative expenses	136	125
Amortization expense	6	3
Acquisition-related costs	1	—
Fumigation related matters	1	—
Restructuring charges	7	12
Realized (gain) on investment in frontdoor, inc.	(40)	—
Interest expense	27	37
Interest and net investment income	(1)	—
Loss on extinguishment of debt	6	—
Income from Continuing Operations before Income Taxes	79	23
Provision for income taxes	9	6
Income from Continuing Operations	70	17
Gain from discontinued operations, net of income taxes	—	23
Net Income	$70	$40
Total Comprehensive Income	$68	$50
Weighted-average common shares outstanding - Basic	135.8	135.2
Weighted-average common shares outstanding - Diluted	136.4	135.6
Basic Earnings Per Share:
Income from Continuing Operations	$0.51	$0.12
Gain from discontinued operations, net of income taxes	—	0.17
Net Income	0.51	0.30
Diluted Earnings Per Share:
Income from Continuing Operations	$0.51	$0.12
Gain from discontinued operations, net of income taxes	—	0.17
Net Income	0.51	0.30

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of	As of
	March 31,	December 31,
	2019	2018
Assets:
Current Assets:
Cash and cash equivalents	$255	$224
Investment in frontdoor, inc.	—	445
Receivables, less allowances of $20 and $21, respectively	183	186
Inventories	46	45
Prepaid expenses and other assets	64	61
Total Current Assets	548	962
Other Assets:
Property and equipment, net	201	201
Operating lease right-of-use assets	105	—
Goodwill	2,037	1,956
Intangible assets, primarily trade names, service marks and trademarks, net	1,603	1,588
Restricted cash	89	89
Notes receivable	44	43
Long-term marketable securities	17	21
Deferred customer acquisition costs	74	77
Other assets	52	87
Total Assets	$4,769	$5,023
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$94	$89
Accrued liabilities:
Payroll and related expenses	47	60
Self-insured claims and related expenses	55	58
Accrued interest payable	20	14
Other	57	61
Deferred revenue	100	95
Current portion of lease liability	17	—
Current portion of long-term debt	52	49
Total Current Liabilities	443	425
Long-Term Debt	1,289	1,727
Other Long-Term Liabilities:
Deferred taxes	483	484
Other long-term obligations, primarily self-insured claims	156	182
Long-term lease liability	119	—
Total Other Long-Term Liabilities	757	666
Commitments and Contingencies (Note 6)
Stockholders' Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 147,605,165 shares issued and 136,046,435 outstanding at March 31, 2019 and 147,209,928 shares issued and 135,687,558 outstanding at December 31, 2018)	2	2
Additional paid-in capital	2,318	2,309
Retained Earnings	226	156
Accumulated other comprehensive income	3	5
Less common stock held in treasury, at cost (11,558,730 shares at March 31, 2019 and 11,552,370 shares at December 31, 2018)	(269)	(267)
Total Stockholders' Equity	2,280	2,204
Total Liabilities and Stockholders' Equity	$4,769	$5,023

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions)

				Retained	Accumulated
			Additional	Earnings	Other
		Common	Paid-in	(Accumulated	Comprehensive	Treasury		Total
	Shares	Stock	Capital	Deficit)	Income	Shares	Amount	Equity
Balance December 31, 2017	147	$2	$2,321	$(895)	$5	(12)	$(267)	$1,167
Net income	—	—	—	40	—	—	—	40
Other comprehensive income, net of tax	—	—	—	—	10	—	—	10
Total comprehensive income	—	—	—	40	10	—	—	50
Cumulative effect of accounting changes	—	—	—	14	2	—	—	16
Exercise of stock options	—	—	2	—	—	—	—	2
Stock-based employee compensation	—	—	4	—	—	—	—	4
Balance March 31, 2018	147	$2	$2,328	$(841)	$17	(12)	$(267)	$1,239

Balance December 31, 2018	147	$2	$2,309	$156	$5	(12)	$(267)	$2,204
Net income	—	—	—	70	—	—	—	70
Other comprehensive loss, net of tax	—	—	—	—	(2)	—	—	(2)
Total comprehensive income (loss)	—	—	—	70	(2)	—	—	68
Exercise of stock options	—	—	5	—	—	—	—	5
Stock-based employee compensation	—	—	4	—	—	—	—	4
Repurchase of common stock	—	—	—	—	—	—	(2)	(2)
Balance March 31, 2019	148	$2	$2,318	$226	$3	(12)	$(269)	$2,280

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2019	2018
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	$313	$563
Cash Flows from Operating Activities from Continuing Operations:
Net Income	70	40
Adjustments to reconcile net income to net cash provided from operating activities:
Gain from discontinued operations, net of income taxes	—	(23)
Depreciation expense	19	17
Amortization expense	6	3
Amortization of debt issuance costs	1	1
Amortization of lease right-of-use assets	5	—
Fumigation related matters	1	—
Payments on fumigation related matters	(1)	—
Realized (gain) on investment in frontdoor, inc.	(40)	—
Loss on extinguishment of debt	6	—
Deferred income tax provision	3	2
Stock-based compensation expense	4	4
Gain on sale of marketable securities	(1)	—
Restructuring charges	7	12
Payments for restructuring charges	(5)	(4)
Other	13	9
Change in working capital, net of acquisitions:
Receivables	8	14
Inventories and other current assets	(2)	(10)
Accounts payable	6	9
Deferred revenue	5	5
Accrued liabilities	(24)	(11)
Accrued interest payable	6	3
Current income taxes	4	12
Net Cash Provided from Operating Activities from Continuing Operations	90	84
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(9)	(20)
Government grant fundings for property additions	—	1
Business acquisitions, net of cash acquired	(100)	(92)
Sales and maturities of available-for-sale securities	3	—
Origination of notes receivable	(25)	(23)
Collections on notes receivable	42	24
Net Cash Used for Investing Activities from Continuing Operations	(89)	(110)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	600	—
Payments of debt	(572)	(95)
Repurchase of common stock	(2)	—
Issuance of common stock	5	2
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	31	(93)
Cash Flows from Discontinued Operations:
Cash (used for) provided from operating activities	(1)	58
Cash used for investing activities	—	(3)
Net Cash (Used for) Provided from Discontinued Operations	(1)	55
Cash Increase (Decrease) During the Period	31	(64)
Cash and Cash Equivalents and Restricted Cash at End of Period	$344	$500

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

SERVICEMASTER GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

ServiceMaster Global Holdings, Inc. and its majority-owned subsidiary partnerships, limited liability companies and corporations (collectively, “ServiceMaster,” the “Company,” “we,” “us” and “our”) is a leading provider of essential services to residential and commercial customers in the termite, pest control, cleaning and restoration markets, operating through an extensive service network of more than 8,000 company‑owned locations and franchise and license agreements. Our mission is to simplify and improve the quality of our customers’ lives by delivering services that help them protect and maintain their homes or businesses, typically their most highly valued assets. Our portfolio of well‑recognized brands includes AmeriSpec (home inspections), Copesan (commercial national accounts pest management), Furniture Medic (cabinet and furniture repair), Merry Maids (residential cleaning), ServiceMaster Clean (commercial cleaning), ServiceMaster Restore (restoration), Terminix (residential termite and pest control) and Terminix Commercial (commercial termite and pest control). All consolidated Company subsidiaries are wholly-owned. Intercompany transactions and balances have been eliminated.

The unaudited condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). We recommend that the quarterly unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC (the “2018 Form 10-K”). The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results that might be achieved for any other interim period or for the full year.

American Home Shield Spin-off

On October 1, 2018, we completed the spin-off of our American Home Shield business. The separation was effectuated through a pro rata dividend (the “Distribution”) to our stockholders of approximately 80.2% of the outstanding shares of common stock of frontdoor, inc. (“Frontdoor”), which was formed as a wholly owned subsidiary to hold our American Home Shield business. The Distribution was made to our stockholders of record as of the close of business on September 14, 2018 (the “Record Date”), and such stockholders received one share of Frontdoor common stock for every two shares of ServiceMaster common stock held as of the close of business on the Record Date.

In March 2019, we exchanged all of the 19.8% of the outstanding shares of common stock of Frontdoor we retained for certain of our outstanding indebtedness, which obligations were subsequently cancelled and discharged upon delivery to us. See Note 12 for further discussion regarding this transaction.

The American Home Shield Segment is reported in this Quarterly Report on Form 10-Q in discontinued operations.

Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our 2018 Form 10-K. There have been no material changes to the significant accounting policies for the three months ended March 31, 2019, other than those described below.

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (codified within FASB Accounting Standards Codification (“ASC”) 842) which is the final standard on accounting for leases. In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, which amend ASU 2016-02 to provide companies an alternative transition method whereby it may elect to recognize and measure leases by applying the cumulative impact of adopting ASU 2016-02 to the opening retained earnings balance in the period of adoption, thereby removing the requirement that the financial statements of prior periods be restated. We utilized this alternative transition method. While both lessees and lessors are affected by the new guidance, the effects on lessees are much more significant. The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. Entities are required to use a modified retrospective approach to adopt the guidance. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. We adopted the new lease guidance effective January 1, 2019, and elected the available practical expedients upon adoption. See Note 13 for further discussion of our lease assets and liabilities.

The impacts of the adoption of this ASU on our condensed consolidated statements of financial position are as follows:

	As previously reported,	Impact of adopting
(In millions)	December 31, 2018	ASC 842	January 1, 2019
Operating lease right-of-use assets	$—	$107	$107
Finance lease assets, within Property and equipment, net	89	—	89
Total right-of-use assets	$89	$107	$195
Other assets	87	—	86
Total assets	$5,023	$106	$5,129

Current portion of long-term lease liability	$—	$15	$15
Long-term lease liability	—	120	120
Current finance lease liability, within Current portion of long-term debt	31	—	31
Long-term finance lease liability, within Long-term debt	60	—	60
Total lease liabilities	$90	$135	$225
Accrued liabilities, Other	61	(1)	60
Other long-term obligations, primarily self-insured claims	182	(28)	155
Total liabilities	$2,818	$106	$2,925

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The ASU simplifies certain aspects of hedge accounting and improves disclosures of hedging arrangements through the elimination of the requirement to separately measure and report hedge ineffectiveness. The ASU generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item in order to align financial reporting of hedging relationships with economic results. Entities must apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements must be applied prospectively. We adopted this ASU on January 1, 2019, and it did not have a significant impact on our financial condition or the results of our operations.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements.” This ASU does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. We adopted this ASU on January 1, 2019, and it did not have a significant impact on our financial condition or the results of our operations.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any optional renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The amendments in ASU 2018-15 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We early adopted this ASU on January 1, 2019, resulting in the capitalization of certain development costs, primarily related to our implementation of Salesforce to replace legacy operating systems.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018, with relief provided for filings made shortly after the final rule’s effective date in SEC Question 105.09 of the Exchange Act Forms C&DIs. We adopted this final rule on November 5, 2018, and modified our disclosures as necessary, which included the presentation of a condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2019 and 2018.

In October 2018, the FASB issued ASU No. 2018-16, “Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes,” which amends ASC 815, Derivatives and Hedging. This ASU adds the OIS rate based on SOFR to the list of permissible benchmark rates for hedge accounting purposes. We adopted the ASU on January 1, 2019, and it did not have a significant impact on our financial condition or the results of our operations.

Accounting Standards Issued But Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions and reasonable and supportable forecasts. This ASU will also require enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as the credit quality. The amendments in ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments —Credit Losses.” This ASU does not change the core principle of the guidance in ASU 2016-13; instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. This ASU will have the same effective date and transition requirements as ASU 2016-13. We are currently evaluating the impact the adoption of ASU 2016-13 and ASU 2018-19 will have on our consolidated financial statements.

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

Note 3. Revenues

Effective January 1, 2018, we adopted ASC 606, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.

The following table presents our reportable segment revenues, disaggregated by revenue source. We disaggregate revenue from contracts with customers into major product lines. We have determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. As noted in the business segment reporting information in Note 16, our reportable segments are Terminix and ServiceMaster Brands.

	Terminix		ServiceMaster Brands		Total
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
(In millions)	2019	2018	2019	2018	2019	2018
Major service line
Residential Pest Control	$158	$140	$—	$—	$158	$140
Commercial Pest Control	89	62	—	—	89	62
Termite and Home Services	156	151	—	—	156	151
Royalty Fees	—	—	34	33	34	33
Commercial Cleaning National Accounts	—	—	17	15	17	15
Sales of Products and Other	16	15	11	12	27	27
Total	$419	$368	$62	$60	$482	$428

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contracts with customers are generally for a period of one year or less and are generally renewable. We record a receivable related to revenue recognized on services once we have an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivables are recorded within Receivables, less allowances, on the condensed consolidated statements of financial position. The current portion of Notes receivable, which represents amounts financed for customers through our financing subsidiary, are included within Receivables, less allowances, on the condensed consolidated statement of financial position and totaled $40 million and $42 million as of March 31, 2019 and December 31, 2018, respectively.

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. For Terminix, amounts are recognized as revenue upon completion of services.

Deferred revenue by segment was as follows:

	As of	As of
(In millions)	March 31, 2019	December 31, 2018
Terminix	$96	$91
ServiceMaster Brands(1)	11	11
Total	$107	$101

___________________________________

(1)

Includes approximately $7 million of ServiceMaster Brands Deferred revenue included within Other long-term obligations, primarily self-insurance claims on the condensed consolidated statement of financial position as of March 31, 2019 and December 31, 2018.

Changes in deferred revenue for the three months ended March 31, 2019 and 2018 were as follows (in millions):

(In millions)	Deferred revenue
Balance, December 31, 2018	$101
Deferral of revenue	39
Recognition of deferred revenue	(34)
Balance, March 31, 2019	$107

Balance, January 1, 2018	$101
Deferral of revenue	42
Recognition of deferred revenue	(36)
Balance, March 31, 2018	$107

There was approximately $27 million of revenue recognized in the three months ended March 31, 2019, that was included in the deferred revenue balance as of December 31, 2018. There was approximately $29 million of revenue recognized in the three months ended March 31, 2018, that was included in the deferred revenue balance as of January 1, 2018, the date we adopted ASC 606.

Note 4. Restructuring Charges

We incurred restructuring charges of $7 million ($5 million, net of tax) and $12 million ($9 million, net of tax) in the three months ended March 31, 2019 and 2018, respectively. Restructuring charges were comprised of the following:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Terminix(1)	$2	$2
ServiceMaster Brands(2)	1	—
Corporate(3)	4	3
Global Service Center relocation(4)	—	7
Total restructuring charges	$7	$12

___________________________________

(1)

For the three months ended March 31, 2019 and 2018, these charges included $2 million in each period of severance and other costs. Severance and other costs of $2 million were unpaid and accrued as of March 31, 2019, which includes amounts previously accrued as of December 31, 2018.

(2)	For the three months ended March 31, 2019, these charges included $1 million of severance and other costs. Severance and other costs of $1 million were unpaid and accrued as of March 31, 2019.
(3)

We have historically made changes on an ongoing basis to enhance capabilities and reduce costs in our corporate functions that provide company-wide administrative services to support operations. For the three months ended March 31, 2019, these charges included $1 million of severance costs and $3 million of other costs to enhance capabilities and align corporate functions with those required to support our strategic needs after the American Home Shield spin-off. For the three months ended March 31, 2018, these charges include $3 million of severance and other costs. Corporate restructuring costs of $5 million were unpaid and accrued as of March 31, 2019, which includes amounts previously accrued as of December 31, 2018.

(4)	For the three months ended March 31, 2018, these charges included lease termination and other charges of $7 million related to the relocation of our Global Service Center.

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

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities—Other on the unaudited condensed consolidated statements of financial position, is presented as follows:

Accrued
Restructuring
(In millions)	Charges
Balance as of December 31, 2018	$7
Costs incurred	7
Costs paid or otherwise settled	(7)
Balance as of March 31, 2019	$7

Balance as of December 31, 2017	$6
Costs incurred	12
Costs paid or otherwise settled	(4)
Balance as of March 31, 2018	$14

We expect substantially all of our accrued restructuring charges to be paid by December 31, 2019.

Note 5. Discontinued Operations

American Home Shield Spin-off

On October 1, 2018, we completed the spin-off of our American Home Shield business. The separation was effectuated through a Distribution to our stockholders of approximately 80.2% of the outstanding shares of common stock of Frontdoor, which was formed as a wholly owned subsidiary to hold our American Home Shield business. The Distribution was made to our stockholders of record as of the close of business on September 14, 2018, and such stockholders received one share of Frontdoor common stock for every two shares of ServiceMaster common stock held as of the close of business on the Record Date.

In March 2019, we exchanged all of the 19.8% of the outstanding shares of common stock of Frontdoor we retained for certain of our outstanding indebtedness, which obligations were subsequently cancelled and discharged upon delivery to us.    See Note 12 for further discussion regarding this transaction.

The American Home Shield Segment is reported in this Quarterly Report on Form 10-Q in discontinued operations.

In connection with the American Home Shield spin-off, the Company and Frontdoor entered into (1) a separation and distribution agreement containing key provisions relating to the separation of Frontdoor effectuated through the Distribution, as well as insurance coverage, non-competition, indemnification and other matters, (2) an employee matters agreement allocating liabilities and responsibilities relating to employee benefit plans and programs and other related matters and (3) a tax matters agreement governing the respective rights, responsibilities and obligations of the parties thereto with respect to taxes, including allocating liabilities for income taxes attributable to Frontdoor and its subsidiaries generally to the Company for tax periods (or portions thereof) ending on or before October 1, 2018, and generally to Frontdoor for tax periods (or portions thereof) beginning after that date.

The charges for the transition services are designed to allow us to fully recover the direct costs of providing the services, plus specified margins and any out-of-pocket costs and expenses. The services provided under the transition services agreement will terminate at various specified times, and in no event later than December 31, 2019. Frontdoor may terminate the transition services agreement (or certain services under the transition services agreement) for convenience upon 90 days written notice, in which case Frontdoor will be required to reimburse us for early termination costs. Under this transition services agreement, in the three months ended March 31, 2019, we recorded approximately $1 million of fees from Frontdoor, which is included, net of costs incurred, in Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income. Payments received during the three months ended March 31, 2019 totaled approximately $1 million.

The Company and Frontdoor also entered into a sublease agreement for the space Frontdoor retained in our Global Service Center and Memphis customer care center after the spin-off. We recognized approximately $1 million of rental income and $3 million of other cost reimbursements related to these sublease agreements during the three months ended March 31, 2019, recorded as a reduction of Selling and administrative expenses on the condensed consolidated statements of operations and comprehensive income. Payments received under the sublease agreements during the three months ended March 31, 2019 totaled approximately $2 million.

The historical results of the American Home Shield business, including the results of operations, cash flows and related assets and liabilities, are reported as discontinued operations for all periods presented herein.

Financial Information for Discontinued Operations

Gain from discontinued operations, net of income taxes, for all periods presented includes the operating results of Frontdoor and previously sold businesses.

Three Months Ended
(In millions)	March 31, 2018
Revenue	$247
Cost of services rendered and products sold	135
Operating expenses(1)	81
Interest and net investment income	(1)
Income before income taxes	31
Provision for income taxes	8
Gain from discontinued operations, net of income taxes	$23

___________________________________

(1)	Includes spin-off transaction costs incurred of $7 million for the three months ended March 31, 2018.

The following selected financial information of American Home Shield is included in the statements of cash flows:

Three Months Ended
(In millions)	March 31, 2018
Depreciation	$2
Amortization	2
Capital expenditures	(4)

Note 6. Commitments and Contingencies

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

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2018	$111
Provision for self-insured claims	8
Cash payments	(6)
Balance as of March 31, 2019	$113

Balance as of December 31, 2017	$115
Provision for self-insured claims	10
Cash payments	(10)
Balance as of March 31, 2018	$114

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

Note 7. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets, primarily trade names, are not amortized and are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. Our annual assessment date is October 1. There were no impairment charges recorded in the three months ended March 31, 2019 and 2018. There were no accumulated impairment losses recorded as of March 31, 2019. The table below summarizes the goodwill balances for continuing operations by reportable segment:

		ServiceMaster
(In millions)	Terminix	Brands	Total
Balance as of December 31, 2018	$1,781	$175	$1,956
Acquisitions	80	—	80
Balance as of March 31, 2019	$1,861	$175	$2,037

The table below summarizes the other intangible asset balances for continuing operations:

	As of March 31, 2019			As of December 31, 2018
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$1,482	$—	$1,482	$1,482	$—	$1,482
Customer relationships	486	(409)	76	469	(406)	64
Franchise agreements	88	(73)	15	88	(73)	15
Other	66	(36)	30	62	(35)	27
Total	$2,122	$(519)	$1,603	$2,101	$(513)	$1,588

___________________________________

(1)	Not subject to amortization.

For the existing intangible assets, we anticipate amortization expense for the remainder of 2019 and each of the next five years of $17 million, $21 million,  $20 million, $18 million, $15 million and $9 million, respectively.

Note 8. Stock-Based Compensation

For the three months ended March 31, 2019 and 2018, we recognized stock-based compensation expense of $4 million ($3 million, net of tax) and $4 million ($3 million, net of tax), respectively. These charges are recorded within Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

As of March 31, 2019, there was $38 million of total unrecognized compensation costs related to non-vested stock options, restricted stock units (“RSUs”) and performance share units granted under the Amended and Restated ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). These remaining costs are expected to be recognized over a weighted-average period of 2.51 years.

On February 24, 2015, our board of directors approved and recommended for approval by our stockholders the ServiceMaster Global Holdings, Inc. Employee Stock Purchase Plan (“Employee Stock Purchase Plan”), which became effective for offering periods commencing July 1, 2015. The Employee Stock Purchase Plan was intended to qualify for the favorable tax treatment under Section 423 of the Code. Under the plan, eligible employees of the Company may purchase common stock, subject to IRS limits, during pre-specified offering periods at a discount established by the Company not to exceed 10 percent of the then current fair market value. On April 27, 2015, our stockholders approved the Employee Stock Purchase Plan with a maximum of one million shares of common stock authorized for sale under the plan. On November 3, 2015, we filed a registration statement on Form S-8 under the Securities Act to register the one million shares of common stock that may be issued under the Employee Stock Purchase Plan and, as a result, all shares of common stock acquired under the Employee Stock Purchase Plan will be freely tradable under the Securities Act, unless purchased by our affiliates. Our Compensation Committee amended the Employee Stock Purchase Plan in February 2019 to allow for more frequent purchase periods and to change the allowed 10 percent discount to a company match of 10 percent of employee contributions. The authorized number of shares remaining in the Employee Stock Purchase Plan was not changed from 843,584 and the expiration date of the Employee Stock Purchase Plan was not changed from April 27, 2025.

Stock Options

In February 2019, our board of directors approved an amended Employee Stock Option Agreement, whereby all options granted in 2019 and thereafter will generally vest in three equal annual installments (rather than four), have a term of eight years (rather than 10 years) and remain subject to an employee’s continued employment. The three-year vesting period is the requisite service period over which compensation cost will be recognized on a straight-line basis for all grants. All options issued are accounted for as equity-classified awards.

On January 1, 2019, in connection with an acquisition, we granted 136,092 RSUs to an executive key to our urban markets strategy. All such RSUs cliff vest on the third anniversary of their grant and are subject to the executive’s continued employment.

Note 9. Comprehensive Income

Comprehensive income, which primarily includes net income, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation gain, is disclosed in the condensed consolidated statements of operations and comprehensive income. Unrealized gains on marketable securities of $3 million ($2 million, net of tax) were included in other comprehensive income prior to our adoption of ASU 2016-01 on January 1, 2018. Subsequent to the adoption, these unrealized gains have been reclassified to retained earnings. Additionally, stranded tax effects of approximately $4 million resulting from the corporate income tax rate change in U.S. Tax Reform were reclassified upon our adoption of ASU 2018-02 on January 1, 2018. The income tax effects remaining in Accumulated other comprehensive income will be released into earnings as the related pre-tax amounts are reclassified to earnings.

The following tables summarize the activity in accumulated other comprehensive income, net of the related tax effects.

		Unrealized
	Unrealized	Gains (Losses)
	Gains	on Available	Foreign
	(Losses) on	-for-Sale	Currency
(In millions)	Derivatives	Securities	Translation	Total
Balance as of December 31, 2018	$20	$—	$(15)	$5
Other comprehensive income before reclassifications:
Pre-tax amount	(7)	—	1	(7)
Tax provision	5	—	—	5
After-tax amount	(2)	—	1	(1)
Amounts reclassified from accumulated other comprehensive income(1)	—	—	—	—
Net current period other comprehensive income	(3)	—	1	(2)
Balance as of March 31, 2019	$17	$—	$(14)	$3

Balance as of December 31, 2017	$16	$2	$(12)	$5
Reclassification of unrealized gain/loss on equity securities	—	(2)	—	(2)
Reclassification of tax rate change	3	1	—	4
As revised, January 1, 2018	19	—	(12)	7
Other comprehensive income before reclassifications:
Pre-tax amount	13	—	—	13
Tax benefit	3	—	—	3
After-tax amount	9	—	—	9
Amounts reclassified from accumulated other comprehensive income(1)	1	—	—	1
Net current period other comprehensive income	10	—	—	10
Balance as of March 31, 2018	$29	$—	$(12)	$17

___________________________________

(1)	Amounts are net of tax. Reclassifications out of accumulated other comprehensive income included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income
	Three Months Ended
	March 31,
(In millions)	2019	2018
Gains (losses) on derivatives:
Fuel swap contracts	$(1)	$—
Interest rate swap contracts	1	(1)
Net losses on derivatives	—	(1)
Impact of income taxes	—	—
Total reclassifications related to derivatives	$—	$(1)
Total reclassifications for the period	$—	$(1)

Note 10. Supplemental Cash Flow Information

Supplemental information relating to the condensed consolidated statements of cash flows is presented in the following table:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Cash paid for or (received from):
Interest expense(1)	$19	$30
Interest and dividend income	(1)	—
Income taxes, net of refunds	1	—

___________________________________

(1)	For the three months ended March 31, 2019, excludes $11 million received in connection with the partial termination of the interest rate swap.

As of March 31, 2019 and December 31, 2018, Cash and cash equivalents of $255 million and $224 million, respectively, and Restricted cash of $89 million and $89 million, respectively, as presented on the condensed consolidated statements of financial position represent the amounts comprising Cash and cash equivalents and restricted cash of $344 million and $313 million, respectively, on the condensed consolidated statement of cash flows.

As of March 31, 2018 and December 31, 2017, Cash and cash equivalents of $121 million and $192 million, respectively, and Restricted cash of $89 million and $89 million, respectively, as presented on the condensed consolidated statements of financial position, and cash related to discontinued operations of $290 million and $282 million, respectively, represent the amounts comprising Cash and cash equivalents and restricted cash of $500 million and $563 million, respectively, on the condensed consolidated statement of cash flows.

We acquired $10 million and $3 million of property and equipment through finance leases and other non-cash financing transactions in each of the three months ended March 31, 2019 and 2018, respectively, which have been excluded from the condensed consolidated statements of cash flows as non-cash investing and financing activities.

The proceeds from the Frontdoor debt issuances described in Note 12 were retained by the lender in satisfaction of the short-term credit facility and have been excluded from the condensed consolidated statements of cash flows as non-cash financing activities.

The non-cash lease transactions resulting from our adoption of ASC 842 are described in Note 13.

Note 11. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the condensed consolidated statements of financial position. As of March 31, 2019 and December 31, 2018, our marketable securities consisted primarily of a deferred compensation trust (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross realized and unrealized gains and losses of our short- and long-term investments in Debt and Equity securities are as follows:

		Gross Realized	Gross Realized
	Amortized	and Unrealized	and Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
March 31, 2019:
Debt securities	$4	$—	$—	$4
Equity securities	12	1	—	13
Total securities	$16	$1	$—	$17
December 31, 2018:
Debt securities	$4	$—	$—	$4
Equity securities	15	1	—	16
Total securities	$19	$1	$—	$21

Following the adoption of ASU 2016-01, we account for Equity securities at fair value with adjustments to fair value recognized in Interest and net investment income in the condensed consolidated statements of operations and comprehensive income. There were no unrealized gains or losses recognized for the three months ended March 31, 2019. For the three months ended March 31, 2018, approximately $1 million of unrealized losses were recorded within Interest and net investment income in the condensed consolidated statements of operations and comprehensive income.

We periodically review our Debt securities to determine whether there has been an other than temporary decline in value. There were no impairment charges due to declines in the value of these investments for the three months ended March 31, 2019.

Additionally, we hold minority interests in several strategic investments that do not have readily determinable fair values and are recorded at cost and are remeasured upon the occurrence of observable price changes or impairments. We account for these investments at fair value with adjustments to fair value recognized in unrealized gain (loss) on investments in our condensed consolidated statements of operations within Interest and net investment income. The investments are included within Other Assets on the condensed consolidated statements of financial position. At March 31, 2019, the carrying amount of these investments is $4 million.

Note 12. Long-Term Debt

Long-term debt is summarized in the following table:

	As of	As of
	March 31,	December 31,
(In millions)	2019	2018
Senior secured term loan facility maturing in 2023(1)	$207	637
Revolving credit facility maturing in 2021	—	—
5.125% notes maturing in 2024(2)	741	740
7.45% notes maturing in 2027(3)	166	172
7.25% notes maturing in 2038(3)	40	42
Vehicle finance leases(4)	92	90
Other(5)	95	94
Less current portion	(52)	(49)
Total long-term debt	$1,289	$1,727

__________________________________

(1)

As of March 31, 2019 and December 31, 2018, presented net of $2 million and $5 million, respectively, in unamortized debt issuance costs. As of December 31, 2018, presented net of $1 million in unamortized original issue discount paid.

(2)	As of March 31, 2019 and December 31, 2018, presented net of $9 million and $10 million, respectively, in unamortized debt issuance costs.
(3)

As of March 31, 2019 and December 31, 2018, collectively presented net of $31 million and $33 million, respectively, of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

(4)

We have entered into a fleet management services agreement (the “Fleet Agreement”) which, among other things, allows us to obtain fleet vehicles through a leasing program. All leases under the Fleet Agreement are finance leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent.

(5)

As of March 31, 2019 and December 31, 2018, includes approximately $83 million and $82 million, respectively, of future payments in connection with our acquisitions of Copesan and other companies as further described in Note 14.

Extinguishment of Debt and Repurchase of Notes

On March 12, 2019, we borrowed an aggregate principal amount of $600 million under a short-term credit facility, the proceeds of which were used to repay $434 million aggregate principal amount of term loans outstanding under our senior secured term loan facility. Such prepayment resulted in a loss on extinguishment of debt of $4 million for the three months ended March 31, 2019.

On March 27, 2019, we completed a non-cash debt-for-equity exchange in which we exchanged the 16.7 million shares or 19.8% of the outstanding shares of Frontdoor common stock, plus used proceeds from the short-term credit facility, to extinguish $600 million of our indebtedness under the short-term credit facility. The sale of the Frontdoor common stock resulted in a realized gain of $40 million, which was recorded within Realized (gain) on investment in frontdoor, inc. on the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2019.

The proceeds from and the use of proceeds in connection with the debt-for-equity exchange are as follows:

(in millions)
Proceeds from the short-term credit facility	$600
Proceeds from the Frontdoor common shares retained, net of $16 million of fees paid	486
Total proceeds	1,086
Repayment of the term loan facility	(434)
Debt-for-equity exchange using net proceeds from the Frontdoor common shares retained	(486)
Use of cash to retire short-term credit facility	(114)
Total uses	(1,034)
Excess cash	$52

Also, on March 27, 2019, we terminated $441 million of our interest rate swap agreement, receiving $11 million in connection with the termination. The fair value of the terminated portion of the agreement of $11 million is recorded within accumulated other comprehensive income on the condensed consolidated statements of financial position and will be amortized into interest expense over the original term of the agreement.

In March 2019, we purchased approximately $7 million in aggregate principal amount of our 7.45% notes maturing in 2027 at a price of 105.5% and $3 million in aggregate principal amount of our 7.25% notes maturing in 2038 at a price of 99.5% using available cash. The repurchased notes were delivered to the trustee for cancellation. In connection with these partial repurchases, we recorded a loss on extinguishment of debt of $2 million in the three months ended March 31, 2019.

In April 2019, we purchased $1 million in aggregate principal amount of our 7.45% notes maturing in 2027 at a price of 105.5% and prepaid $38 million of our senior secured term loan facility. In connection with the prepayment on our senior secured term loan facility, we terminated $38 million of our interest rate swap.

On March 1, 2018, we paid $79 million upon the maturity of our 2018 7.10% notes.

Interest Rate Swaps

Interest rate swap agreements in effect as of March 31, 2019 are as follows:

Trade Date	Effective Date	Expiration Date	Notional Amount(1)	Fixed Rate(2)	Floating Rate
November 7, 2016	November 8, 2016	November 30, 2023	$209,250	1.493%	One month LIBOR

___________________________________

(1)During the first quarter of 2019, concurrent with the debt-for-equity exchange which reduced our term loan facility by $434 million, we terminated $441 million of our interest rate swap, resulting in a notional amount remaining of $209 million on March 31, 2019.

(2)Before the application of the applicable borrowing margin.

Note 13. Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, Current portion of lease liability and Long-term lease liability on the condensed consolidated statements of financial position. Finance leases are included in Property and equipment, net; Current portion of long-term debt and Long-term debt on the condensed consolidated statements of financial position.

We lease a variety of facilities, principally in the United States, for branch and service center operations and for office, storage, customer care centers and data processing space. These leases are classified as operating leases. Our facilities leases have remaining lease terms of less than one year to 23 years, some of which may include options to extend the leases for up to 15 years, and some of which may include options to terminate the leases within one year. These lease agreements contain lease and non-lease components. Non-lease components include items such as common area maintenance. For facility leases, we account for the lease and non-lease components as a single lease component.

Additionally, our Fleet Agreement allows us to obtain fleet vehicles through a leasing program. These leases are classified as finance leases. Our vehicle leases have remaining lease terms of less than one year to eight years. For vehicle leases, we account for the lease and non-lease components separately.

Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments, including fixed non-lease components, over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments and fixed non-lease components is recognized on a straight-line basis over the lease term.

As of March 31, 2019, assets recorded under finance leases were $198 million and accumulated depreciation associated with finance leases was $109 million.

The components of lease expense were as follows:

As of
(In millions)	March 31, 2019
Finance lease cost
Depreciation of finance lease ROU assets	$8
Interest on finance lease liabilities	1
Operating lease cost	7
Variable lease cost	—
Sublease income	(1)
Total lease cost	$16

Supplemental cash flow information and other information for leases was as follows:

(In millions)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6
Operating cash flows for finance leases	1
Financing cash flows for finance leases	8
ROU assets obtained in exchange for lease obligations:
Operating leases	3
Finance leases	10
Weighted Average Remaining Lease Term (in years):
Operating leases	10.79
Finance leases	3.56
Weighted Average Discount Rate:
Operating leases	5.54%
Finance leases	4.23%

As of March 31, 2019, there was $32 million and $60 million of finance leases included within Current portion of long-term debt and Long-term debt, respectively, on the condensed consolidated statements of financial position. Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

(In millions)	Operating Leases	Finance Leases
Year ended December 31,
2019 (excluding the three months ended March 31, 2019)	$17	$26
2020	24	30
2021	20	22
2022	18	12
2023	14	5
Thereafter	94	1
Total future minimum lease payments	187	97
Less imputed interest	(52)	(5)
Total	$136	$92

Following is a summary of the future minimum lease payments due under capital and operating leases with terms of more than one year at December 31, 2018:

(In millions)	Operating Leases	Capital Leases
Year ended December 31,
Less than 1 Yr	$17	$31
1 - 3 Yrs	36	46
3 - 5 Yrs	25	14
More than 5 Yrs	67	1
Total future minimum lease payments	$146	$92

As of March 31, 2019, we have additional vehicle finance leases that have not yet commenced of $26 million. These leases are scheduled to commence in 2019 with lease terms generally of five years.

Practical Expedients

We adopted the new standard using the modified retrospective approach and applied the transition approach as of the beginning of the period of adoption. We adopted the package of practical expedients and therefore did not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs for all leases. We elected to make the accounting policy election for short-term leases resulting in lease payments being recorded as an expense on a straight-line basis over the lease term. We elected to not separate lease and non-lease components for real estate operating leases. We did not elect the hindsight practical expedient.

Impact of ASC 842 on the Condensed Consolidated Financial Statements

Changes to the condensed consolidated statements of financial position include the recognition of an operating lease right-of-use asset, a current portion of lease liability and long-term lease liability. Changes to the condensed consolidated statements of cash flows include the presentation of ROU asset amortization. The adoption of ASC 842 did not have a significant impact on the Company’s condensed consolidated statements of operations and comprehensive income.

Note 14. Acquisitions

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

During the three months ended March 31, 2019, we completed 11 pest control acquisitions which have been accounted for as business combinations and purchased two pest control companies which have been accounted for as asset acquisitions. We funded $100 million at closing for these acquisitions using available cash on hand. Another $6 million of deferred purchase price is due to the sellers between one and five years from the acquisition dates. As a result of these acquisitions, we recorded a preliminary value of $82 million of goodwill, $4 million of tradenames and $16 million of other intangibles, primarily customer lists. As of March 31, 2019, the purchase price allocations for these acquisitions have not been finalized as we are still evaluating working capital balances and the fair value and useful lives of the acquired intangible assets. We expect to complete the purchase price allocations no later than the first quarter of 2020.

On March 30, 2018, we acquired all of the outstanding stock of Copesan Services, Inc. (“Copesan”) for an aggregate purchase price of $148 million, subject to certain post-closing net working capital adjustments. The acquisition has improved Terminix’s capabilities in commercial pest control as Copesan has provided us with significant expertise, system capabilities and processes for delivering pest management solutions to sophisticated commercial customers. We funded $104 million at closing using available cash on hand. An additional $35 million of deferred purchase price and up to $10 million earnout contingent on the successful achievement of projected revenue targets are both due to the sellers three years from the acquisition date. Changes in projected revenue would result in a change in the fair value of the recorded earnout obligation. Subsequent changes to the estimated earnout obligation will be recognized in the condensed consolidated statements of operations and comprehensive income when incurred. The Copesan purchase price allocation was complete as of March 31, 2019, and we recognized $97 million of goodwill, a decrease of $1 million from our initial purchase price allocation as of March 31, 2018, which is primarily attributable to the expected benefits from synergies of the combination with existing businesses and growth opportunities and Copesan’s workforce and is not deductible for tax purposes. In connection with this acquisition, we also recognized $16 million of tradenames and $39 million of other intangibles, primarily customer lists.

Supplemental cash flow information regarding the acquisitions is as follows:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Assets acquired	$110	$173
Liabilities assumed(1)	(4)	(25)
Net assets acquired	$106	$148

Net cash paid	$100	$104
Seller financed debt	6	35
Contingent earnout	—	9
Purchase price	$106	$148

___________________________________

(1)	Includes $14 million of deferred tax liabilities recognized as a result of tax basis differences in intangible assets for the three months ended March 31, 2018.

Note 15. Income Taxes

As required by ASC 740, “Income Taxes,” we compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from continuing operations before income taxes, except for significant unusual or infrequently occurring items. Our estimated tax rate is adjusted each quarter in accordance with ASC 740.

The effective tax rate on income from continuing operations was 11.3 percent and 27.6 percent for the three months ended March 31, 2019 and 2018, respectively. The effective tax rate on income from continuing operations for the three months ended March 31, 2019, was primarily affected by the disposition of the Frontdoor retained shares in a non-taxable debt-for-equity exchange that was recorded discretely in the three months ended March 31, 2019.

As of both March 31, 2019 and December 31, 2018, we had $15 million of tax benefits primarily reflected in US Federal and state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). Based on information currently available, it is reasonably possible that over the next 12 month period unrecognized tax benefits may decrease by $2 million as the result of settlements of ongoing audits, statute of limitation expirations or final settlements of uncertain tax positions in multiple jurisdictions. Our policy is to recognize interest income, interest expense and penalties related to our tax positions within the tax provision.

Note 16. Business Segment Reporting

Our business is conducted through two reportable segments: Terminix and ServiceMaster Brands.

In accordance with accounting standards for segments, our reportable segments are strategic business units that offer different services. The Terminix segment provides termite and pest control services to residential and commercial customers and distributes pest control products primarily under the Terminix, Terminix Commercial and Copesan brand names. The ServiceMaster Brands segment provides residential and commercial disaster restoration and commercial cleaning services through franchises primarily under the ServiceMaster, ServiceMaster Restore and ServiceMaster Clean brand names, home cleaning services through franchises primarily under the Merry Maids brand name, cabinet and furniture repair primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. Corporate includes our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units, and our headquarters operations (substantially all of which costs are allocated to our reportable segments), which provide various technology, marketing, finance, legal and other support services to the reportable segments. The composition of our reportable segments is consistent with that used by our chief operating decision maker (the “CODM”) to evaluate performance and allocate resources.

Information regarding the accounting policies used by us are described in our 2018 Form 10-K. We derive substantially all of our revenue from customers and franchisees in the United States with approximately three percent generated in foreign markets. Operating expenses of the business units consist primarily of direct costs and indirect costs allocated from Corporate.

We use Reportable Segment Adjusted EBITDA as our measure of segment profitability. Accordingly, the CODM evaluates performance and allocates resources based primarily on Reportable Segment Adjusted EBITDA. Reportable Segment Adjusted EBITDA is defined as net income before: unallocated corporate expenses; gain from discontinued operations, net of income taxes; provision for income taxes; interest expense; depreciation and amortization expense; acquisition-related costs; fumigation related matters; non-cash stock-based compensation expense; restructuring charges; loss on extinguishment of debt; and realized (gain) on investment in frontdoor, inc. Our definition of Reportable Segment Adjusted EBITDA may not be calculated or comparable to similarly titled measures of other companies. We believe Reportable Segment Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives and equity-based, long-term incentive plans.

Information for continuing operations for each reportable segment and Corporate is presented below:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Revenue:
Terminix	$419	$368
ServiceMaster Brands	62	60
Reportable Segment Revenue	$481	$427
Corporate	—	—
Total Revenue	$482	$428
Reportable Segment Adjusted EBITDA:(1)
Terminix	$83	$86
ServiceMaster Brands	23	23
Reportable Segment Adjusted EBITDA	$106	$109

___________________________________

(1)	Presented below is a reconciliation of Net Income to Reportable Segment Adjusted EBITDA:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Net Income	$70	$40
Unallocated corporate expenses	(3)	—
Costs historically allocated to American Home Shield	—	11
Depreciation and amortization expense	24	21
Acquisition-related costs	1	—
Fumigation related matters	1	—
Non-cash stock-based compensation expense	4	4
Restructuring charges	7	12
Realized (gain) on investment in frontdoor, inc.	(40)	—
Gain from discontinued operations, net of income taxes	—	(23)
Provision for income taxes	9	6
Loss on extinguishment of debt	6	—
Interest expense	27	37
Reportable Segment Adjusted EBITDA	$106	$109

Note 17. Fair Value Measurements

The period-end carrying amounts of cash and cash equivalents, receivables, restricted cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported in interest and net investment income in the condensed consolidated statements of operations and comprehensive income. The carrying amount of total debt was $1,341 million and $1,776 million, and the estimated fair value was $1,400 million and $1,791 million as of March 31, 2019 and December 31, 2018, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of March 31, 2019 and December 31, 2018.

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

Fuel swap contracts are valued using forward fuel price curves obtained from third-party market data providers. The fair value of each contract is the sum of the expected future settlements between the contract counterparties, discounted to present value. The expected future settlements are determined by comparing the contract fuel price to the expected forward fuel price as of each settlement date and applying the difference between the contract and expected prices to the notional gallons in the fuel swap contracts. We regularly review the forward price curves obtained from third-party market data providers and related changes in fair value for reasonableness utilizing information available to us from other published sources.

We have not changed our valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the three month periods ended March 31, 2019 and 2018.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2019:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$12	$12	$—	$—
Investments in marketable securities	Long-term marketable securities	5	5	—	—
Interest rate swap contract	Prepaid expenses and other assets and Other assets	6	—	6	—
Total financial assets		$24	$17	$6	$—

As of December 31, 2018:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$13	$13	$—	$—
Investment in Frontdoor	Investment in frontdoor, inc.	445	—	445	—
Investments in marketable securities	Long-term marketable securities	8	8	—	—
Interest rate swap contract	Other assets	30	—	30	—
Total financial assets		$496	$21	$475	$—
Financial Liabilities:
Fuel swap contracts	Other accrued liabilities	$4	$—	$—	$4
Total financial liabilities		$4	$—	$—	$4

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

	Fuel Swap
	Contract
	Assets
(In millions)	(Liabilities)	Location of Gain (Loss) included in Earnings
Balance as of December 31, 2018	$(4)
Total (losses) gains (realized and unrealized)
Included in earnings	1	Cost of services rendered and products sold
Included in other comprehensive income	4
Settlements	(1)
Balance as of March 31, 2019	$—

Balance as of December 31, 2017	$3
Total (losses) gains (realized and unrealized)
Included in earnings	—	Cost of services rendered and products sold
Included in other comprehensive income	—
Settlements	—
Balance as of March 31, 2018	$3

The following tables present information relating to the significant unobservable inputs of our Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of March 31, 2019:
Fuel swap contracts	$—	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.39 - $2.74	$2.58
As of December 31, 2018:
Fuel swap contracts	$(4)	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.09 - $2.43	$2.26

___________________________________

(1)	Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

We use derivative financial instruments to manage risks associated with changes in fuel prices and interest rates. We do not hold or issue derivative financial instruments for trading or speculative purposes. In designating our derivative financial instruments as hedging instruments under accounting standards for derivative instruments, we formally document the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives to forecasted transactions. We assess at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the projected changes in cash flows of the associated forecasted transactions. All of our designated hedging instruments are classified as cash flow hedges.

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

As of March 31, 2019, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $32 million, maturing through 2020. Under the terms of our fuel swap contracts, we are required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of March 31, 2019, we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were issued under the Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. See Note 9 to the condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in accumulated other comprehensive income and for the amounts reclassified out of accumulated other comprehensive income and into earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a gain of $1  million, net of tax, as of March 31, 2019. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

Note 18. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options, RSUs and performance share units are reflected in diluted earnings per share by applying the treasury stock method.

A reconciliation of the amounts included in the computation of basic earnings per share from continuing operations and diluted earnings per share from continuing operations is as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2019	2018
Income from continuing operations	$70	$17
Weighted-average common shares outstanding	135.8	135.2
Effect of dilutive securities:
RSUs(1)	0.2	0.2
Stock options(2)	0.3	0.2
Weighted-average common shares outstanding—assuming dilution	136.4	135.6
Basic earnings per share from continuing operations	$0.51	$0.12
Diluted earnings per share from continuing operations	$0.51	$0.12

___________________________________

(1)

Unvested RSUs and performance shares of 0.1 million and 0.2 million for the three months ended March 31, 2019 and 2018, respectively, were not included in the diluted earnings to share calculation because their effect would have been anti-dilutive.

(2)

Options to purchase 0.8 million and 0.5 million shares for the three months ended March 31, 2019 and 2018, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

Overview

Our core services include residential and commercial termite and pest control, restoration, commercial and residential cleaning, cabinet and furniture repair and home inspection under the following leading brands: AmeriSpec, Copesan, Furniture Medic, Merry Maids, ServiceMaster Clean, ServiceMaster Restore, Terminix and Terminix Commercial. Our operations for the periods presented in this report are organized into two reportable segments: Terminix and ServiceMaster Brands.

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

Adjusted EBITDA. We evaluate performance and allocate resources based primarily on Adjusted EBITDA. We define Adjusted EBITDA as net income before: gain from discontinued operations, net of income taxes; provision for income taxes; interest expense; depreciation and amortization expense; acquisition-related costs; fumigation related matters; non-cash stock-based compensation expense; restructuring charges; loss on extinguishment of debt; and realized (gain) on investment in frontdoor, inc. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives and equity-based, long-term incentive plans.

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

Franchises

Franchises are important to the Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. Total profits from our franchised operations were $22 million for both of the three months ended March 31, 2019 and 2018. Nearly all of the franchise fees received by our ServiceMaster Brands segment are derived from the ServiceMaster Restore, ServiceMaster Clean and Merry Maids businesses. Franchise fees from our Terminix franchisees represented less than one percent of Terminix revenue for the three months ended March 31, 2019. We evaluate the performance of our franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. Franchise agreements entered into in the course of these businesses are generally for a term of five years. The majority of these franchise agreements are renewed prior to expiration. Internationally, we have license agreements, whereby licensees provide services under our brand names that would ordinarily be provided by franchisees in the United States. The majority of international licenses are for 10‑year terms.

For the three months ended March 31, 2019, approximately 55% of our revenue in the ServiceMaster Brands segment consisted of ongoing monthly royalty fees. Royalty fees are the amounts paid to us by our franchisees and are based on a percentage of our franchisees’ customer-level revenue. Franchise fees from Terminix franchisees represented less than one percent of Terminix revenue in the three months ended March 31, 2019. We estimate that customer-level revenue for the ServiceMaster Brands segment and Terminix segment were $649 million and $499 million, respectively, for the three months ended March 31, 2019.

Results of Operations

	Three Months Ended		Increase
	March 31,		(Decrease)	% of Revenue
(In millions)	2019	2018	2019 vs. 2018	2019	2018
Revenue	$482	$428	13%	100%	100%
Cost of services rendered and products sold	261	226	15	54	53
Selling and administrative expenses	136	125	8	28	29
Amortization expense	6	3	72	1	1
Acquisition-related costs	1	—	*	—	—
Fumigation related matters	1	—	*	—	—
Restructuring charges	7	12	*	1	3
Realized (gain) on investment in frontdoor, inc.	(40)	—	*	(8)	—
Interest expense	27	37	(29)	6	9
Interest and net investment income	(1)	—	*	—	—
Loss on extinguishment of debt	6	—	*	1	—
Income from Continuing Operations before Income Taxes	79	23	*	16	5
Provision for income taxes	9	6	*	2	1
Income from Continuing Operations	$70	$17	319%	15%	4%

________________________________

* not meaningful

Revenue

We reported revenue of $482 million and $428 million for the three months ended March 31, 2019 and 2018, respectively. A summary of changes in revenue for each of our reportable segments and Corporate is included in the table below. See “—Segment Review” for a discussion of the drivers of the year-over-year changes.

		ServiceMaster
(In millions)	Terminix	Brands	Corporate	Total
Three Months Ended March 31, 2018	$368	$60	$—	$428
Residential Pest Control(1)	18	—	—	18
Commercial Pest Control(2)	27	—	—	27
Termite and Home Services(3)	5	—	—	5
Royalty Fees	—	1	—	1
Commercial Cleaning National Accounts	—	2	—	2
Sale of Products and Other	1	(1)	—	—
Three Months Ended March 31, 2019	$419	$62	$—	$482

_________________________________

(1)	Includes growth from acquisitions of approximately $12 million for the three months ended March 31, 2019.
(2)	Includes growth from acquisitions of approximately $27 million for the three months ended March 31, 2019.
(3)	Includes growth from acquisitions of approximately $2 million for the three months ended March 31, 2019.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $261 million and $226 million for the three months ended March 31, 2019 and 2018, respectively. The following tables provide a summary of changes in cost of services rendered and products sold for each of our reportable segments and Corporate:

		ServiceMaster
(In millions)	Terminix	Brands	Corporate	Total
Three Months Ended March 31, 2018	$204	$23	$—	$226
Impact of change in revenue(1)	36	2	—	38
Production labor	1	—	—	1
Insurance program	—	—	(2)	(2)
Other	(2)	—	1	(1)
Three Months Ended March 31, 2019	$239	$25	$(2)	$261

_________________________________

(1)	For Terminix, includes approximately $31 million for the three months ended March 31, 2019, as a result of the acquisitions of Copesan and other pest control companies.

For Terminix, the impact of the change in revenue reflects the increase in relatively low margin revenue from our acquisition of Copesan. The decrease in chemicals and materials was driven by sourcing savings. The increase in production labor was driven by an investment in our workforce to improve service levels.

For Corporate, the decrease in insurance program expense was primarily attributable to favorable claims results in our automobile, general liability and workers’ compensation program.

Selling and Administrative Expenses

We reported selling and administrative expenses of $136 million and $125 million for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019 and 2018, selling and administrative expenses comprised general and administrative expenses of $76 million and $70 million, respectively, and selling and marketing expenses of $60 million and $56 million, respectively. The following tables provide a summary of changes in selling and administrative expenses for each of our reportable segments and Corporate:

		ServiceMaster
(In millions)	Terminix	Brands	Corporate	Total
Three Months Ended March 31, 2018	$89	$15	$22	$125
Sales and marketing costs	2	(1)	—	1
Impact of acquisitions on selling and administrative expenses	7	—	—	7
Investments in growth	4	—	—	4
Spin-off dis-synergies	4	—	—	4
Costs historically allocated to American Home Shield	—	—	(11)	(11)
Other	5	1	—	6
Three Months Ended March 31, 2019	$110	$16	$11	$136

The increase in sales and marketing costs at Terminix was driven by targeted investments to drive sales growth. Terminix incurred incremental selling and administrative expenses as a result of the Copesan acquisition and other acquisitions. The increase in investments in growth includes our partnership with Salesforce to replace legacy operating systems.

Amortization Expense

Amortization expense was $6 million and $3 million in the three months ended March 31, 2019 and 2018, respectively.

Acquisition-Related Costs

Acquisition-related costs were $1 million in the three months ended March 31, 2019. There were no charges for acquisition-related costs recorded in the three months ended March 31, 2018.

Fumigation Related Matters

We recorded a charge of approximately $1 million in the three months ended March 31, 2019. There were no charges for fumigation related matters recorded in the three months ended March 31, 2018.

Restructuring Charges

We incurred restructuring charges of approximately $7 million and $12 million in the three months ended March 31, 2019 and 2018, respectively. Restructuring charges were comprised of the following:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Terminix(1)	$2	$2
ServiceMaster Brands(2)	1	—
Corporate(3)	4	3
Global Service Center relocation(4)	—	7
Total restructuring charges	$7	$12

___________________________________

(1)	For the three months ended March 31, 2019 and March 31, 2018, these charges included $2 million each period of severance and other costs.
(2)	For the three months ended March 31, 2019, these charges included $1 million of severance and other costs.
(3)

We have historically made changes on an ongoing basis to enhance capabilities and reduce costs in our corporate functions that provide company-wide administrative services to support operations. For the three months ended March 31, 2019, these charges included $1 million of severance costs and $3 million of other costs to enhance capabilities and align corporate functions with those required to support our strategic needs after the American Home Shield spin-off. For the three months ended March 31, 2018, these charges include $3 million of severance and other costs.

(4)

For the three months ended March 31, 2018, these charges included lease termination and other charges of $7 million related to the relocation of our Global Service Center. There were no such charges in the three months ended March 31, 2019.

Realized (Gain) on Investment in frontdoor, inc.

We recorded a gain of approximately $40 million related to the sale of our retained investment in Frontdoor in the three months ended March 31, 2019. There was no gain recorded in the three months ended March 31, 2018.

Interest Expense

Interest expense was $27 million and $37 million in the three months ended March 31, 2019 and 2018, respectively. The decrease in interest expense was driven by the repayment of approximately $1 billion of our senior secured term loan facility in connection with the spin-off of the American Home Shield segment.

Interest and Net Investment Income

Interest and net investment income was $1 million for the three months ended March 31, 2019. There was no interest and net investment income in the three months ended March 31, 2018. Interest and net investment income is comprised of net investment gains and losses from equity investments and other strategic investments and interest income on other cash balances.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $6 million was recorded in the three months ended March 31, 2019. There was no loss on the extinguishment of debt recorded in the three months ended March 31, 2018. See Note 12 to the condensed consolidated financial statements for more details.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes was $79 million and $23 million for the three months ended March 31, 2019 and 2018, respectively. The change in income from continuing operations before income taxes primarily reflects the net effect of year-over-year changes in the following items:

Three Months Ended
March 31,
(In millions)	2019 vs. 2018
Reportable segments and Corporate(1)	$11
Depreciation expense(2)	(1)
Amortization expense(3)	(2)
Acquisition-related costs(4)	1
Restructuring charges(5)	5
Loss on extinguishment of debt(6)	(6)
Realized (gain) on investment in frontdoor, inc.(7)	40
Other(8)	8
Decrease in income from continuing operations before income taxes	$56

___________________________________

(1)	Represents the net change in Adjusted EBITDA as described in “—Segment Review.”
(2)	Represents the net change in depreciation expense, driven by investments in vehicles and technology.
(3)	Represents the net change in amortization expense as described in “—Amortization Expense.”
(4)	Represents the net change in acquisition-related costs as described in “—Acquisition-Related Costs.”
(5)	Represents the net change in restructuring expense as described in “—Restructuring Charges.”
(6)	Represents the net change in the loss on extinguishment of debt as described in “—Loss on Extinguishment of Debt.”
(7)	Represents the net change in the investment in frontdoor, inc. as described in “—Realized (Gain) on Investment in frontdoor, inc.”
(8)	Primarily represents the net change in interest expense.

Provision for Income Taxes

The effective tax rate on income from continuing operations was 11.3 percent and 27.6 percent for the three months ended March 31, 2019 and 2018, respectively. The effective tax rate on income from continuing operations for the three months ended March 31, 2019, was primarily affected by the disposition of the Frontdoor retained shares in a non-taxable debt-for-equity exchange pursuant to the private letter ruling from the IRS that was recorded discretely in the three months ended March 31, 2019.

Gain from Discontinued Operations, Net of Income Taxes

Gain from discontinued operations, net of income taxes, was $23 million for the three months ended March 31, 2018, related to operating results of Frontdoor.

Net Income

Net income was $70 million and $40 million for the three months ended March 31, 2019 and 2018.

Segment Review

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the notes to the condensed consolidated financial statements included in this report.

Revenue and Adjusted EBITDA by reportable segment and for Corporate are as follows:

	Three Months Ended
	March 31,		Increase
(In millions)	2019	2018	(Decrease)
Revenue:
Terminix	$419	$368	14%
ServiceMaster Brands	62	60	5
Corporate	—	—	*
Total Revenue:	$482	$428	13%
Adjusted EBITDA:(1)
Terminix	$83	$86	(4)%
ServiceMaster Brands	23	23	2
Reportable Segment Adjusted EBITDA	106	109	(3)
Corporate(2)	3	—	*
Costs historically allocated to American Home Shield(3)	—	(11)	*
Total Adjusted EBITDA	$109	$97	12%

___________________________________

* not meaningful

(1)	See Note 16 to the condensed consolidated financial statements for our definition of Adjusted EBITDA and a reconciliation of Net Income to Reportable Segment Adjusted EBITDA.
(2)	Represents unallocated corporate gains, net of expenses.
(3)

Includes amounts historically allocated to the American Home Shield business not permitted to be classified as discontinued operations under GAAP as described in Note 5 to the condensed consolidated financial statements.

Terminix Segment

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a 14 percent increase in revenue and a four percent decrease in Adjusted EBITDA for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Revenue

Revenue by service line is as follows:

	Three Months Ended
	March 31,

(In millions)	2019	2018	Growth		Acquired		Organic
Residential Pest Control	$158	$140	$18	13%	$12	9%	$6	4%
Commercial Pest Control	89	62	27	43%	27	43%	—	—%
Termite and Home Services	156	151	5	4%	2	1%	4	2%
Other	16	15	1	9%	—	—%	1	9%
Total revenue	$419	$368	$51	14%	$41	11%	$11	3%

Residential pest control revenue increased 13 percent. Organic residential pest control revenue increased four percent, primarily reflecting the impact of new unit sales and operational improvements in start rates and completion rates, as well as improved price realization. Residential pest control revenue also increased nine percent from acquisitions completed during the last 12 months.

Commercial pest control revenue increased 43 percent driven by the impact of the Copesan and other acquisitions.

Termite revenue, including wildlife exclusion, crawl space encapsulation and attic insulation, which are managed as a component of our termite line of business, increased four percent compared to prior year, primarily reflecting an increase in home services new unit sales and improved price realization. In the three months ended March 31, 2019, termite renewal revenue comprised 54 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

Revenue growth for the three months ended March 31, 2019 was negatively impacted by approximately $3 million due to unseasonably cold weather conditions and flooding that affected branch operations and lead flow. Revenue for the three months ended March 31, 2018 was also negatively impacted by approximately $3 million due to unfavorable weather conditions.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended March 31, 2018	$86
Impact of change in revenue	6
Sales and marketing	(2)
Production labor	(1)
Spin-off dis-synergies	(4)
Investments in growth	(4)
Other	(3)
Impact of acquisitions	4
Three Months Ended March 31, 2019	$83

The increase in sales and marketing costs was driven by targeted investments to drive sales growth. The increase in production labor was driven by an investment in our workforce to improve service levels. The increase in spin-off dis-synergies represent increased corporate allocations to Terminix as a result of the American Home Shield spin-off. The increase in investments in growth primarily includes our partnership with Salesforce and other transformational activity to replace legacy operating systems and transform our operations. The impact of acquisitions represents the increase in relatively low margin revenue from our acquisition of Copesan. We expect the Adjusted EBITDA contribution from Copesan and other acquisition revenues to increase in the future as we continue to drive synergies from Copesan and other acquisitions, leveraging world-class service capabilities from Copesan and our service partners, and working towards systematically incorporating those service capabilities into our owned branch locations.

ServiceMaster Brands Segment

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The ServiceMaster Brands segment, which consists of the ServiceMaster Restore (disaster restoration), ServiceMaster Clean (commercial cleaning), Merry Maids (residential cleaning), Furniture Medic (cabinet and furniture repair) and AmeriSpec (home inspection) businesses, reported a five percent increase in revenue and a two percent increase in Adjusted EBITDA for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Revenue

Revenue by service line is as follows:

	Three Months Ended		% of	% of
	March 31,		Revenue	Revenue
(In millions)	2019	2018	2019	2018
Royalty Fees	$34	$33	55%	55%
Commercial Cleaning National Accounts	17	15	28	25
Sales of Products	3	3	6	6
Other	7	9	12	14
Total revenue	$62	$60	100%	100%

The increase in royalty fees was driven by higher disaster restoration services due to focused sales efforts to commercial segment customers. The increase in revenue from commercial cleaning national accounts was driven by increased sales activity.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended March 31, 2018	$23
Impact of change in revenue	1
Other	(1)
Three Months Ended March 31, 2019	$23

Corporate

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Adjusted EBITDA for Corporate for the three months ended March 31, 2019 increased $3 million when compared to the three months ended March 31, 2018, primarily attributable to favorable claims results in our automobile, general liability and workers’ compensation program.

Costs Historically Allocated to American Home Shield

We have historically incurred the cost of certain corporate-level activities which we performed on behalf of our businesses, including American Home Shield, such as executive functions, communications, public relations, finance and accounting, tax treasury, internal audit, human resources operations and benefits, risk management and insurance, supply management, real estate management, legal, marketing, facilities, information technology and other general corporate support services. The cost of such activities were historically allocated to our segments, including American Home Shield. Certain corporate expenses which were historically allocated to the American Home Shield business are not permitted to be classified as discontinued operations under GAAP (“Historically Allocated Services”). Such Historically Allocated Services amounted to $11 million for the three months ended March 31, 2018 and are included in Corporate through the date of the Separation.

On the date of the spin-off, where it was practicable, employees who provided Historically Allocated Services to the American Home Shield business were separated from us and transferred to Frontdoor.

The costs of Historically Allocated Services which were not transferred to Frontdoor will be borne by our remaining businesses in the future as dis-synergies. We continue to estimate these dis-synergies to be approximately $18 million in 2019.

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to service requirements on our significant indebtedness. The agreements governing our term loan facility maturing November 8, 2023 and revolving credit facility (the “Revolving Credit Facility”) maturing November 8, 2021 (together, the “Credit Facilities”) contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of March 31, 2019, we were in compliance with the covenants under the agreements that were in effect on such date.

On October 1, 2018, we completed the spin-off of our American Home Shield business. The separation was effectuated through the Distribution to our stockholders of approximately 80.2% of the outstanding shares of common stock of Frontdoor, which was formed as a wholly owned subsidiary to hold our American Home Shield business. The Distribution was made to our stockholders of record as of the close of business on September 14, 2018, and such stockholders received one share of Frontdoor common stock for every two shares of ServiceMaster common stock held as of the close of business on the Record Date. Subsequent to the Distribution, we retained 16,734,092 shares, or approximately 19.8%, of the common stock of Frontdoor immediately following the Distribution.

On March 12, 2019, we borrowed an aggregate principal amount of $600 million under a short-term credit facility, the proceeds of which were used to repay $434 million aggregate principal amount of term loans outstanding under our senior secured term loan facility. Such prepayment resulted in a loss on extinguishment of debt of $4 million for the three months ended March 31, 2019.

On March 27, 2019, we completed a non-cash debt-for-equity exchange in which we exchanged the 16.7 million retained shares of Frontdoor common stock, plus used proceeds from the short-term credit facility, to extinguish $600 million of our indebtedness under the short-term credit facility. The sale of the Frontdoor common stock resulted in a realized gain of $40 million, which was recorded within Realized (gain) on investment in frontdoor, inc. on the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2019. The proceeds from and the use of proceeds in connection with the debt-for-equity exchange are as follows:

(in millions)
Proceeds from the short-term credit facility	$600
Proceeds from the Frontdoor common shares retained, net of $16 million of fees paid	486
Total proceeds	1,086
Repayment of the term loan facility	(434)
Debt-for-equity exchange using net proceeds from the Frontdoor common shares retained	(486)
Use of cash to retire short-term credit facility	(114)
Total uses	(1,034)
Excess cash	$52

Also, on March 27, 2019, we terminated $441 million of our interest rate swap agreement, receiving $11 million in connection with the termination. The fair value of the terminated agreement of $11 million is recorded within accumulated other comprehensive income on the condensed consolidated statements of financial position and will be amortized into interest expense over the original term of the agreement.

In March 2019, we purchased approximately $7 million in aggregate principal amount of our 7.45% notes maturing in 2027 at a price of 105.5% and $3 million in aggregate principal amount of our 7.25% notes maturing in 2038 at a price of 99.5% using available cash. The repurchased notes were delivered to the trustee for cancellation. In connection with these partial repurchases, we recorded a loss on extinguishment of debt of $2 million in the three months ended March 31, 2019.

In April 2019, we purchased $1 million in aggregate principal amount of our 7.45% notes maturing in 2027 at a price of 105.5% and prepaid $38 million of our senior secured term loan facility. In connection with the prepayment on our senior secured term loan facility, we terminated $38 million of our interest rate swap.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Credit Facilities. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. Cash and short- and long-term marketable securities totaled $273 million as of March 31, 2019, compared with $690 million as of December 31, 2018, which included our investment in Frontdoor. As of March 31, 2019, there were $33 million of letters of credit outstanding and $267 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts.

In 2016, our board of directors authorized a three-year share repurchase program (that expired in February 2019), under which we may repurchase up to $300 million of outstanding shares of our common stock. On February 19, 2019, our board of directors approved a three-year extension of the share repurchase plan allowing for an aggregate of $150 million of repurchases though February 19, 2022. As of March 31, 2019, we have repurchased $2 million of outstanding shares under this program, which are included in treasury stock on the condensed consolidated statements of financial position.

Cash and short- and long-term marketable securities include balances associated with a subsidiary borrowing arrangement at our financing subsidiary. See “—Limitations on Distributions and Dividends by Subsidiaries.” As of March 31, 2019, the total net assets subject to these third-party restrictions was $23 million. We expect that such limitations will be in effect for the foreseeable future.

As of March 31, 2019, we had posted $31 million in letters of credit, which were issued under the Revolving Credit Facility, and $89 million of cash, which is included in Restricted cash on the condensed consolidated statements of financial position, as collateral under our automobile, general liability and workers’ compensation insurance program. We may from time to time change the amount of cash or marketable securities used to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program. The amount of cash or marketable securities utilized to satisfy these collateral requirements will depend on the relative cost of the issuance of letters of credit under the Revolving Credit Facility and our cash position. Any change in cash or marketable securities used as collateral would result in a corresponding change in our available borrowing capacity under the Revolving Credit Facility.

Additionally, under the terms of our fuel swap contracts, we are required to post collateral in the event the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the agreement with the counterparty. As of March 31, 2019, the estimated fair value of our fuel swap contracts was immaterial, and we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were also issued under the Revolving Credit Facility. The continued use of letters of credit for this purpose in the future could limit our ability to post letters of credit for other purposes and could limit our borrowing availability under the Revolving Credit Facility. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

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

Fleet and Equipment Financing Arrangements

We have entered into a fleet management services agreement (the “Fleet Agreement”) which, among other things, allows us to obtain fleet vehicles through a leasing program. We expect to fulfill substantially all of our vehicle fleet needs through the leasing program under the Fleet Agreement. For the three months ended March 31, 2019, we acquired $10 million of vehicles through the leasing program under the Fleet Agreement. All leases under the Fleet Agreement are finance leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement.

Additionally, a portion of our property and equipment is leased through programs outside the scope of the Fleet Agreement. For the three months ended March 31, 2019, an immaterial amount of property and equipment was acquired through these incremental leasing programs. We anticipate new lease financings, including the Fleet Agreement and incremental leasing programs, for the full year 2019 will range from $35 million to $45 million.

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

Furthermore, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to a subsidiary borrowing arrangement at our financing subsidiary. As of March 31, 2019, the total net assets subject to these third-party restrictions was $23 million. We expect that such limitations will be in effect for the foreseeable future. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

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

	Three Months Ended
	March 31,
(In millions)	2019	2018
Net cash provided from (used for):
Operating activities	$90	$84
Investing activities	(89)	(110)
Financing activities	31	(93)
Discontinued operations	(1)	55
Cash (decrease) increase during the period	$31	$(64)

Operating Activities

Net cash provided from operating activities from continuing operations increased $7 million to $90 million for the three months ended March 31, 2019 compared to $84 million for the three months ended March 31, 2018.

Net cash provided from operating activities for the three months ended March 31, 2019 comprised $93 million in earnings adjusted for non-cash charges, offset, in part, by $6 million in payments related to restructuring and fumigation matters and a $3 million decrease in cash required for working capital (a $7 million increase excluding the working capital impact of accrued interest and taxes). For the three months ended March 31, 2019, working capital requirements were favorably impacted by seasonal activity and the timing of interest and income tax payments.

Net cash provided from operating activities for the three months ended March 31, 2018 comprised $66 million in earnings adjusted for non-cash charges, offset, in part, by $4 million in payments related to restructuring, and a $22 million decrease in cash required for working capital (a $6 million decrease excluding the working capital impact of accrued interest and taxes). For the three months ended March 31, 2018, working capital requirements were favorably impacted by seasonal activity and the timing of income tax payments, offset, in part, by incentive compensation payments related to 2017 performance.

Investing Activities

Net cash used for investing activities from continuing operations was $89 million for the three months ended March 31, 2019, compared to $110 million for the three months ended March 31, 2018.

Cash paid for business acquisitions, which increased to $100 million for the three months ended March 31, 2019, from $92 million, net of $1 million of cash acquired, for the three months ended March 31, 2018. We expect to continue our tuck-in acquisition program at Terminix and to periodically evaluate other strategic acquisitions.

Capital expenditures decreased to $9 million for the three months ended March 31, 2019 from $20 million ($19 million net of government grants) in the three months ended March 31, 2018 and included recurring capital needs, Global Service Center relocation costs and information technology projects. We anticipate capital expenditures for the full year 2019 will range from $35 million to $45 million, reflecting our partnership with Salesforce to upgrade our technology platforms and additional recurring capital needs. We expect to fulfill our ongoing vehicle fleet needs through vehicle finance leases. We have no additional material capital commitments at this time.

Cash flows received from the sale and maturity of securities for the three months ended March 31, 2019 totaled $3 million and was driven by the sale of equity securities.  There was no cash received from the sale and maturity of securities for the three months ended March 31, 2018.

Cash flows used for notes receivable, net, for the three months ended March 31, 2019 and March 31, 2018, totaled $17 million and $1 million, respectively, and were a result of a net increase in financing provided by our financing subsidiary to our franchisees and retail customers of our operating units and collections from other long-term financing arrangements.

Financing Activities

Net cash provided from financing activities from continuing operations was $31 million for the three months ended March 31, 2019 compared to net cash used for financing activities from continuing operations of $93 million for the three months ended March 31, 2018.

During the first quarter of 2019, we completed a debt-for-equity exchange which resulted in $600 million of borrowings of debt under a short-term credit facility, $434 million of repayments of our senior secured term loan facility and $114 million of repayments under a short-term credit facility. In addition, we repaid $23 million of other debt.

During the three months ended March 31, 2019, we repurchased $2 million of common stock and received $5 million from the issuance of common stock through the exercise of stock options.

During the three months ended March 31, 2018, we received $2 million from the issuance of common stock through the exercise of stock options.

Contractual Obligations

Our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”) includes disclosures of our contractual obligations and commitments as of December 31, 2018. As indicated above, in connection with the debt-for-equity exchange transaction, we repaid $434 million of our outstanding term loan debt. In addition, we continue to make the contractually required payments, and, therefore, the 2019 obligations and commitments as listed in our 2018 Form 10-K have been reduced by the required payments and the debt-for-equity exchange.

Off-Balance Sheet Arrangements

As of March 31, 2019 we did not have any significant off-balance sheet arrangements.

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

Regulatory Matters

On December 16, 2016, the U.S. Virgin Islands Department of Justice filed a civil complaint in the Superior Court of the Virgin Islands related to a fumigation incident in a matter styled Government of the United States Virgin Islands v. The ServiceMaster Company, LLC, The Terminix International Company Limited Partnership, and Terminix International USVI, LLC. The amount and extent of any potential penalties, fines sanctions, costs and damages that the federal or other governmental authorities may yet impose, investigation or other costs and reputational harm, as well as the impact of any additional civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to the U.S. Virgin Islands fumigation matter, which could be material, is not currently known, and any such further penalties, fines, sanctions, costs or damages would not be covered under our general liability policies.

Information Regarding Forward-Looking Statements

This report contains forward-looking statements and cautionary statements. Forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements are subject to known and unknown risks and uncertainties. These forward-looking statements also include, but are not limited to statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial position; results of operations; cash flows; prospects; growth strategies or expectations; customer retention; the continuation of acquisitions, including the integration of any acquired company and risks relating to any such acquired company; fuel prices; attraction and retention of key personnel; the impact of fuel swaps; the valuation of marketable securities; estimates of accruals for self-insured claims related to workers’ compensation, auto and general liability risks; estimates of future payments under operating and finance leases; estimates on current and deferred tax provisions; the outcome (by judgment or settlement) and costs of legal or administrative proceedings, including, without limitation, collective, representative or class action litigation; and the impact of prevailing economic conditions.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” in our 2018 Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above could cause actual results and outcomes to differ from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•	our ability to successfully implement our business strategies;
•	our ability to attract and retain key personnel, including our ability to attract, retain and maintain positive relations with trained workers and third-party contractors;

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

Interest Rate Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. In our opinion, other than the impact of our repayment of $434 million of our term loan facility and the termination of $441 million of our interest rate swap, the market risk associated with our remaining debt obligations and other significant instruments as of March 31, 2019 has not materially changed from December 31, 2018 (see Item 7A of the 2018 Form 10-K).

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 12 million gallons of fuel in 2019. As of March 31, 2019, a 10 percent change in fuel prices would result in a change of approximately $2 million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of March 31, 2019, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $32 million, maturing through 2020. The estimated fair value of these contracts as of March 31, 2019 was an immaterial amount. These fuel swap contracts provide a fixed price for approximately 79 percent and 40 percent of our estimated fuel usage for the remainder of 2019 and 2020 respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer, Nikhil M. Varty, and Senior Vice President and Chief Financial Officer, Anthony D. DiLucente, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Varty and DiLucente have concluded that both the design and operation of our disclosure controls and procedures were effective as of March 31, 2019.

Changes in internal control over financial reporting

On January 1, 2019, we adopted ASC 842 and implemented a new lease accounting system and processes. This implementation resulted in a material change to a component of our internal control over financial reporting as of that date. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2019.

No other changes in our internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We discuss in our 2018 Form 10-K and our other filings with the SEC various risks that may materially affect our business. There have been no material changes to the risk factors disclosed in the 2018 Form 10-K. The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report, together with those previously disclosed in the 2018 Form 10-K and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Regarding Forward-Looking Statements” above.

ITEM 2. UNREGISTERED SALES OF REGISTERED SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total number of	Maximum dollar value
			shares purchased as	of shares that may yet
			part of publicly	be purchased under
	Total number of	Average price	announced plans or	the plans or programs
Period	shares purchased	paid per share	programs	(in millions)(1)
Jan. 1, 2019 through Jan. 31, 2019	—	$—	—	$150
Feb. 1, 2019 through Feb. 28, 2019	—	—	—	150
Mar. 1, 2019 through Mar. 31, 2019	36,360	47.02	36,360	148
Total	36,360	$47.02	36,360	$148

___________________________________

(1)

On February 23, 2016, our board of directors authorized a three-year share repurchase program (that expired February 23, 2019), under which we were authorized to repurchase up to $300 million of outstanding shares of our common stock. Of the total amount authorized, $155 million was remaining on the date the program expired. On February 19, 2019, our board of directors approved a three-year extension of the share repurchase plan allowing for an aggregate of $150 million of repurchases through February 19, 2022.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1

Credit Agreement, dated as of March 12, 2019, among The ServiceMaster Company, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time party thereto is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc. filed on March 18, 2019.

10.2#*	Form of Employee Performance Stock Unit Agreement under the ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan for awards granted on or after February 18, 2019.
10.3#

Form Employee Stock Option Agreement under the Omnibus Plan for awards granted on or after February 18, 2019 is incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K of ServiceMaster Global Holdings, Inc., filed on February 28, 2019.

10.4#

ServiceMaster Global Holdings, Inc. Employee Stock Purchase Plan as amended and restated as of February 19, 2019, is incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K of ServiceMaster Global Holdings, Inc., filed on February 28, 2019.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Extension Presentation Linkbase

___________________________________

# Denotes management compensatory plans, contracts or arrangements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2019

SERVICEMASTER GLOBAL HOLDINGS, INC.
(Registrant)

By:	/s/ Anthony D. DiLucente
Anthony D. DiLucente
Senior Vice President and Chief Financial Officer (Principal Financial Officer)