Form 10-Q
period 2019-06-30
SERVICEMASTER GLOBAL HOLDINGS INC
filed 2019-08-06
CIK 1428875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2019: 135,868,513 shares of common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$560	$520	$1,042	$947
Cost of services rendered and products sold	303	272	564	498
Selling and administrative expenses	151	146	287	272
Amortization expense	6	5	12	8
Acquisition-related costs	3	1	4	1
Fumigation related matters	(1)	—	—	—
Restructuring charges	3	—	10	12
Realized (gain) on investment in frontdoor, inc.	—	—	(40)	—
Interest expense	18	37	45	75
Interest and net investment income	(3)	(1)	(4)	(1)
Loss on extinguishment of debt	—	—	6	—
Income from Continuing Operations before Income Taxes	80	59	159	82
Provision for income taxes	21	19	30	26
Income from Continuing Operations	59	40	129	56
Gain (loss) from discontinued operations, net of income taxes	—	56	(1)	80
Net Income	$59	$96	$129	$136
Total Comprehensive Income	$55	$99	$123	$149
Weighted-average common shares outstanding - Basic	136.0	135.5	135.9	135.4
Weighted-average common shares outstanding - Diluted	136.5	135.8	136.4	135.7
Basic Earnings Per Share:
Income from Continuing Operations	$0.44	$0.29	$0.95	$0.42
Gain (loss) from discontinued operations, net of income taxes	—	0.42	—	0.59
Net Income	0.43	0.71	0.95	1.01
Diluted Earnings Per Share:
Income from Continuing Operations	$0.43	$0.29	$0.95	$0.42
Gain (loss) from discontinued operations, net of income taxes	—	0.42	—	0.59
Net Income	0.43	0.71	0.94	1.00

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2019	2018
Assets:
Current Assets:
Cash and cash equivalents	$228	$224
Investment in frontdoor, inc.	—	445
Receivables, less allowances of $24 and $21, respectively	210	186
Inventories	41	45
Prepaid expenses and other assets	76	61
Total Current Assets	555	962
Other Assets:
Property and equipment, net	198	201
Operating lease right-of-use assets	101	—
Goodwill	2,038	1,956
Intangible assets, primarily trade names, service marks and trademarks, net	1,625	1,588
Restricted cash	89	89
Notes receivable	47	43
Long-term marketable securities	19	21
Deferred customer acquisition costs	92	77
Other assets	43	87
Total Assets	$4,806	$5,023
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$115	$89
Accrued liabilities:
Payroll and related expenses	56	60
Self-insured claims and related expenses	57	58
Accrued interest payable	15	14
Other	59	61
Deferred revenue	101	95
Current portion of lease liability	17	—
Current portion of long-term debt	53	49
Total Current Liabilities	473	425
Long-Term Debt	1,252	1,727
Other Long-Term Liabilities:
Deferred taxes	485	484
Other long-term obligations, primarily self-insured claims	152	182
Long-term lease liability	116	—
Total Other Long-Term Liabilities	752	666
Commitments and Contingencies (Note 6)
Stockholders' Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 147,798,557 shares issued and 135,953,492 outstanding at June 30, 2019 and 147,209,928 shares issued and 135,687,558 outstanding at December 31, 2018)	2	2
Additional paid-in capital	2,326	2,309
Retained Earnings	285	156
Accumulated other comprehensive (loss) income	(1)	5
Less common stock held in treasury, at cost (11,845,065 shares at June 30, 2019 and 11,552,370 shares at December 31, 2018)	(283)	(267)
Total Stockholders' Equity	2,329	2,204
Total Liabilities and Stockholders' Equity	$4,806	$5,023

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions)

				Retained	Accumulated
			Additional	Earnings	Other
		Common	Paid-in	(Accumulated	Comprehensive	Treasury		Total
	Shares	Stock	Capital	Deficit)	(Loss) Income	Shares	Amount	Equity
Balance December 31, 2017	147	$2	$2,321	$(895)	$5	(12)	$(267)	$1,167
Net income	—	—	—	40	—	—	—	40
Other comprehensive income, net of tax	—	—	—	—	10	—	—	10
Total comprehensive income	—	—	—	40	10	—	—	50
Cumulative effect of accounting changes	—	—	—	14	2	—	—	16
Exercise of stock options	—	—	2	—	—	—	—	2
Stock-based employee compensation	—	—	4	—	—	—	—	4
Balance March 31, 2018	147	$2	$2,328	$(841)	$17	(12)	$(267)	$1,239
Net income	—	—	—	96	—	—	—	96
Other comprehensive income, net of tax	—	—	—	—	3	—	—	3
Total comprehensive income	—	—	—	96	3	—	—	99
Exercise of stock options	—	—	4	—	—	—	—	4
Stock-based employee compensation	—	—	4	—	—	—	—	4
Balance June 30, 2018	147	$2	$2,336	$(745)	$20	(12)	$(267)	$1,346

Balance December 31, 2018	147	$2	$2,309	$156	$5	(12)	$(267)	$2,204
Net income	—	—	—	70	—	—	—	70
Other comprehensive loss, net of tax	—	—	—	—	(2)	—	—	(2)
Total comprehensive income (loss)	—	—	—	70	(2)	—	—	68
Exercise of stock options	—	—	5	—	—	—	—	5
Stock-based employee compensation	—	—	4	—	—	—	—	4
Repurchase of common stock	—	—	—	—	—	—	(2)	(2)
Balance March 31, 2019	148	$2	$2,318	$226	$3	(12)	$(269)	$2,280
Net income	—	—	—	59	—	—	—	59
Other comprehensive loss, net of tax	—	—	—	—	(4)	—	—	(4)
Total comprehensive income (loss)	—	—	—	59	(4)	—	—	55
Exercise of stock options	—	—	4	—	—	—	—	4
Stock-based employee compensation	—	—	4	—	—	—	—	4
Repurchase of common stock	—	—	—	—	—	—	(15)	(15)
Balance June 30, 2019	148	$2	$2,326	$285	$(1)	(12)	$(283)	$2,329

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2019	2018
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	$313	$563
Cash Flows from Operating Activities from Continuing Operations:
Net Income	129	136
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (gain) from discontinued operations, net of income taxes	1	(80)
Depreciation expense	37	35
Amortization expense	12	8
Amortization of debt issuance costs	2	3
Amortization of lease right-of-use assets	9	—
Payments on fumigation related matters	(1)	—
Realized (gain) on investment in frontdoor, inc.	(40)	—
Loss on extinguishment of debt	6	—
Deferred income tax provision	8	10
Stock-based compensation expense	8	8
Gain on sale of marketable securities	(1)	—
Restructuring charges	10	12
Payments for restructuring charges	(11)	(8)
Other	(8)	(4)
Change in working capital, net of acquisitions:
Receivables	(18)	(4)
Inventories and other current assets	(12)	(25)
Accounts payable	27	25
Deferred revenue	4	6
Accrued liabilities	(7)	(6)
Accrued interest payable	1	(2)
Current income taxes	5	22
Net Cash Provided from Operating Activities from Continuing Operations	158	138
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(15)	(35)
Government grant fundings for property additions	—	7
Sale of equipment and other assets	—	1
Business acquisitions, net of cash acquired	(119)	(149)
Sales and maturities of available-for-sale securities	3	—
Origination of notes receivable	(58)	(54)
Collections on notes receivable	68	49
Net Cash Used for Investing Activities from Continuing Operations	(121)	(182)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	600	—
Payments of debt	(624)	(110)
Repurchase of common stock	(17)	—
Issuance of common stock	9	6
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	(32)	(104)
Cash Flows from Discontinued Operations:
Cash (used for) provided from operating activities	(2)	141
Cash used for investing activities	—	(13)
Cash used for financing activities	—	(6)
Net Cash (Used for) Provided from Discontinued Operations	(2)	122
Cash Increase (Decrease) During the Period	3	(25)
Cash and Cash Equivalents and Restricted Cash at End of Period	$316	$538

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

The American Home Shield Segment is reported in this Quarterly Report on Form 10-Q in discontinued operations.

Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our 2018 Form 10-K. There have been no material changes to the significant accounting policies for the three and six months ended June 30, 2019, other than those described below.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018, with relief provided for filings made shortly after the final rule’s effective date in SEC Question 105.09 of the Exchange Act Forms C&DIs. We adopted this final rule on November 5, 2018, and modified our disclosures as necessary, which included the presentation of a condensed consolidated statement of stockholders’ equity for the three and six months ended June 30, 2019 and 2018.

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

Accounting Standards Issued But Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions and reasonable and supportable forecasts. This ASU will also require enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as the credit quality. The amendments in ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments — Credit Losses.” This ASU does not change the core principle of the guidance in ASU 2016-13; instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. This ASU will have the same effective date and transition requirements as ASU 2016-13. We are currently evaluating the impact the adoption of ASU 2016-13 and ASU 2018-19 will have on our consolidated financial statements.

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

The following table presents our reportable segment revenues, disaggregated by revenue source. We disaggregate revenue from contracts with customers into major product lines. We have determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. On April 1, 2019, we divested the assets associated with our fumigation service line and now provide fumigation services to our customers through arrangements with independent third parties. Revenue related to fumigation completion services and the related renewals (the “Fumigation Services”) is shown in Fumigation below and prior period amounts related to the Fumigation Services have been reclassified from Termite and Home Services to Fumigation to conform to the current period presentation.

As noted in the business segment reporting information in Note 16, our reportable segments are Terminix and ServiceMaster Brands.

	Terminix		ServiceMaster Brands		Total
	Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,
(In millions)	2019	2018	2019	2018	2019	2018
Major service line
Residential Pest Control	$187	$166	$—	$—	$187	$166
Commercial Pest Control	100	88	—	—	100	88
Termite and Home Services	171	163	—	—	171	163
Royalty Fees	—	—	35	35	35	35
Commercial Cleaning National Accounts	—	—	19	16	19	16
Sales of Products and Other	25	24	12	12	36	36
Fumigation	12	15	—	—	12	15
Total	$495	$456	$65	$64	$560	$520

	Terminix		ServiceMaster Brands		Total
	Six months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,
(In millions)	2019	2018	2019	2018	2019	2018
Major service line
Residential Pest Control	$346	$306	$—	$—	$346	$306
Commercial Pest Control	188	150	—	—	188	150
Termite and Home Services	317	303	—	—	317	303
Royalty Fees	—	—	69	68	69	68
Janitorial National Accounts	—	—	36	31	36	31
Sales of Products and Other	41	39	22	24	63	63
Fumigation	22	25	—	—	22	25
Corporate	—	—	—	—	1	1
Total	$914	$823	$128	$123	$1,042	$947

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contracts with customers are generally for a period of one year or less and are generally renewable. We record a receivable related to revenue recognized on services once we have an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivables are recorded within Receivables, less allowances, on the condensed consolidated statements of financial position. The current portion of Notes receivable, which represents amounts financed for customers through our financing subsidiary, are included within Receivables, less allowances, on the condensed consolidated statement of financial position and totaled $45 million and $42 million as of June 30, 2019 and December 31, 2018, respectively.

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. For Terminix, amounts are recognized as revenue upon completion of services.

Deferred revenue by segment was as follows:

	As of	As of
(In millions)	June 30, 2019	December 31, 2018
Terminix	$97	$91
ServiceMaster Brands(1)	10	11
Total	$107	$101

___________________________________

(1)Includes approximately $6 million and $7 million of ServiceMaster Brands Deferred revenue included within Other long-term obligations, primarily self-insurance claims on the condensed consolidated statement of financial position as of June 30, 2019 and December 31, 2018, respectively.

Changes in deferred revenue for the six months ended June 30, 2019 and 2018 were as follows:

(In millions)	Deferred revenue
Balance, December 31, 2018	$101
Deferral of revenue	76
Recognition of deferred revenue	(70)
Balance, June 30, 2019	$107

Balance, January 1, 2018	$101
Deferral of revenue	83
Recognition of deferred revenue	(76)
Balance, June 30, 2018	$108

There was approximately $20 million and $47 million of revenue recognized in the three and six months ended June 30, 2019, respectively, that was included in the deferred revenue balance as of December 31, 2018. There was approximately $20 million and $49 million of revenue recognized in the three and six months ended June 30, 2018, respectively, that was included in the deferred revenue balance as of January 1, 2018, the date we adopted ASC 606.

Note 4. Restructuring Charges

We incurred restructuring charges of $3 million ($2 million, net of tax) in the three months ended June 30, 2019. We incurred no restructuring charges for the three months ended June 30, 2018. We incurred restructuring charges of $10 million ($7 million, net of tax) and $12 million ($10 million, net of tax) in the six months ended June 30, 2019 and 2018, respectively. Restructuring charges were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Terminix(1)	$1	$(1)	$3	$2
ServiceMaster Brands(2)	1	—	2	—
Corporate(3)	1	—	5	3
Global Service Center relocation(4)	—	1	1	7
Total restructuring charges	$3	$—	$10	$12

___________________________________

(1)For the three and six months ended June 30, 2019, these charges included $1 million and $3 million, respectively, of severance and other costs. Severance and other costs of $1 million were unpaid and accrued as of June 30, 2019, which includes amounts previously accrued as of December 31, 2018. For the three and six months ended June 30, 2018, restructuring charges included a $1 million reserve adjustment associated with previous restructuring initiatives and $2 million of severance and other costs, respectively.

(2)For the three and six months ended June 30, 2019, these charges included $1 million and $2 million, respectively, of severance costs, of which less than $1 million were unpaid as of June 30, 2019.

(3)We have historically made changes on an ongoing basis to enhance capabilities and reduce costs in our corporate functions that provide company-wide administrative services to support operations. For the three and six months ended June 30, 2019, these charges included $1 million and $4 million, respectively, of professional fees, accelerated depreciation and other costs to enhance capabilities and align corporate functions with those required to support our strategic needs after the American Home Shield spin-off. For the six months ended June 30, 2019 and 2018, these charges included $1 million and $3 million of severance and other costs. Corporate restructuring costs of $1 million were unpaid and accrued as of June 30, 2019, which includes amounts previously accrued as of December 31, 2018.

(4)For the three months ended June 30, 2018, these charges included lease termination and other charges of $1 million, related to the relocation of our Global Service Center. For the six months ended June 30, 2019 and 2018, these charges included lease termination and other charges of $1 million and $7 million, respectively, related to the relocation. Global Service Center relocation costs of $2 million were unpaid and accrued as of June 30, 2019, which includes amounts previously accrued as of December 31, 2018.

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

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities—Other on the unaudited condensed consolidated statements of financial position, is presented as follows:

Accrued
Restructuring
(In millions)	Charges
Balance as of December 31, 2018	$7
Costs incurred	10
Costs paid or otherwise settled	(13)
Balance as of June 30, 2019	$4

Balance as of December 31, 2017	$6
Costs incurred	12
Costs paid or otherwise settled	(9)
Balance as of June 30, 2018	$10

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

The charges for the transition services are designed to allow us to fully recover the direct costs of providing the services, plus specified margins and any out-of-pocket costs and expenses. The services provided under the transition services agreement will terminate at various specified times, and in no event later than December 31, 2019. Frontdoor may terminate the transition services agreement (or certain services under the transition services agreement) for convenience upon 90 days written notice, in which case Frontdoor will be required to reimburse us for early termination costs. Under this transition services agreement, in both the three and six months ended June 30, 2019, we recorded approximately $1 million of fees from Frontdoor, which are included, net of costs incurred, in Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income. Payments received during both the three and six months ended June 30, 2019 totaled approximately $1 million.

The Company and Frontdoor also entered into a sublease agreement for the space Frontdoor retained in our Global Service Center and Memphis customer care center after the spin-off. We recognized approximately $1 million of rental income in both the three and six months ended June 30, 2019, respectively, and $1 million and $4 million of other cost reimbursements related to these sublease agreements during the three and six months ended June 30, 2019, respectively, which were recorded as a reduction of Selling and administrative expenses on the condensed consolidated statements of operations and comprehensive income. Payments received under the sublease agreements during the three and six months ended June 30, 2019 totaled $3 million and $4 million, respectively.

Financial Information for Discontinued Operations

Gain from discontinued operations, net of income taxes, for all periods presented includes the operating results of Frontdoor and previously sold businesses.

	Three Months Ended	Six Months Ended
(In millions)	June 30, 2018	June 30, 2018
Revenue	$355	$602
Cost of services rendered and products sold	196	331
Operating expenses(1)	88	169
Interest and net investment income	(1)	(1)
Income before income taxes	71	103
Provision for income taxes	15	23
Gain from discontinued operations, net of income taxes	$56	$80

___________________________________

(1)Includes spin-off transaction costs incurred of $8 million and $15 million for the three and six months ended June 30, 2018.

The following selected financial information of Frontdoor is included in the statements of cash flows as cash flows from discontinued operations:

Six Months Ended
(In millions)	June 30, 2018
Depreciation	$5
Amortization	4
Capital expenditures	(14)

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

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2018	$111
Provision for self-insured claims	18
Cash payments	(14)
Balance as of June 30, 2019	$115

Balance as of December 31, 2017	$115
Provision for self-insured claims	17
Cash payments	(18)
Balance as of June 30, 2018	$114

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

Note 7. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets, primarily trade names, are not amortized and are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. Our annual assessment date is October 1. There were no impairment charges recorded in the three and six months ended June 30, 2019 and 2018. There were no accumulated impairment losses recorded as of June 30, 2019. The table below summarizes the goodwill balances for continuing operations by reportable segment and Corporate:

		ServiceMaster
(In millions)	Terminix	Brands	Corporate	Total
Balance as of December 31, 2018	$1,781	$175	$—	$1,956
Acquisitions	72	5	3	80
Impact of foreign exchange rates	1	—	—	1
Balance as of June 30, 2019	$1,854	$180	$3	$2,038

The table below summarizes the other intangible asset balances for continuing operations:

	As of June 30, 2019			As of December 31, 2018
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$1,482	$—	$1,482	$1,482	$—	$1,482
Customer relationships	513	(413)	100	469	(406)	64
Franchise agreements	88	(74)	14	88	(73)	15
Other	66	(38)	28	62	(35)	27
Total	$2,149	$(525)	$1,625	$2,101	$(513)	$1,588

___________________________________

(1)Not subject to amortization.

For the existing intangible assets, we anticipate amortization expense for the remainder of 2019 and each of the next five years of $11 million, $22 million, $21 million, $19 million, $16 million and $11 million, respectively.

Note 8. Stock-Based Compensation

For the three months ended June 30, 2019 and 2018, we recognized stock-based compensation expense of $4 million ($3 million, net of tax) and $4 million ($3 million, net of tax), respectively. For the six months ended June 30, 2019 and 2018, we recognized stock-based compensation expense of $8 million ($6 million, net of tax) and $8 million ($6 million, net of tax), respectively. These charges are recorded within Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

As of June 30, 2019, there was $33 million of total unrecognized compensation costs related to non-vested stock options, restricted stock units (“RSUs”) and performance share units granted under the Amended and Restated ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). These remaining costs are expected to be recognized over a weighted-average period of 2.36 years.

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

Stock Options

In February 2019, our board of directors approved an amended Employee Stock Option Agreement, whereby all options granted in 2019 and thereafter will generally vest in three equal annual installments (rather than four), have a term of eight years (rather than 10 years) and remain subject to an employee’s continued employment. The three year vesting period is the requisite service period over which compensation cost will be recognized on a straight-line basis for all grants. All options issued are accounted for as equity-classified awards.

On January 1, 2019, in connection with an acquisition, we granted 136,092 RSUs to an executive key to our urban markets strategy. All such RSUs cliff vest on the third anniversary of their grant and are subject to the executive’s continued employment.

Note 9. Comprehensive Income

Comprehensive income, which primarily includes net income, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation, is included in the condensed consolidated statements of operations and comprehensive income. Unrealized gains on marketable securities of $3 million ($2 million, net of tax) were included in other comprehensive income prior to our adoption of ASU 2016-01 on January 1, 2018. Subsequent to the adoption, these unrealized gains have been reclassified to retained earnings. Additionally, stranded tax effects of approximately $4 million resulting from the corporate income tax rate change in U.S. Tax Reform were reclassified upon our adoption of ASU 2018-02 on January 1, 2018. The income tax effects remaining in Accumulated other comprehensive income will be released into earnings as the related pre-tax amounts are reclassified to earnings.

During the six months ended June 30, 2019, we terminated $479 million of our interest rate swap and received $12 million from the counterparty. The fair value of the terminated portion of the interest rate swap of $12 million is recorded within accumulated other comprehensive income on the condensed consolidated statements of financial position and will be amortized into interest expense over the original term of the agreement.

The following tables summarize the activity in accumulated other comprehensive income, net of the related tax effects.

		Unrealized
	Unrealized	Gains (Losses)
	Gains	on Available	Foreign
	(Losses) on	-for-Sale	Currency
(In millions)	Derivatives	Securities	Translation	Total
Balance as of December 31, 2018	$20	$—	$(15)	$5
Other comprehensive income before reclassifications:
Pre-tax amount	(11)	—	2	(9)
Tax provision	6	—	—	6
After-tax amount	(5)	—	2	(3)
Amounts reclassified from accumulated other comprehensive income(1)	(2)	—	—	(2)
Net current period other comprehensive income	(7)	—	2	(5)
Balance as of June 30, 2019	$13	$—	$(13)	$(1)

Balance as of December 31, 2017	$16	$2	$(12)	$5
Reclassification of unrealized gain/loss on equity securities	—	(2)	—	(2)
Reclassification of tax rate change	3	1	—	4
As revised, January 1, 2018	19	—	(12)	7
Other comprehensive income before reclassifications:
Pre-tax amount	20	—	(2)	18
Tax benefit	(5)	—	—	(5)
After-tax amount	14	—	(2)	13
Amounts reclassified from accumulated other comprehensive income(1)	—	—	—	—
Net current period other comprehensive income	15	—	(2)	13
Balance as of June 30, 2018	$34	$—	$(13)	$20

___________________________________

(1)Amounts are net of tax. Reclassifications out of accumulated other comprehensive income included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Gains (losses) on derivatives:
Fuel swap contracts	$—	$1	$—	$1
Interest rate swap contracts	2	—	3	(2)
Net losses on derivatives	2	—	3	—
Impact of income taxes	—	—	—	—
Total reclassifications for the period	$2	$—	$2	$—

Note 10. Supplemental Cash Flow Information

Supplemental information relating to the condensed consolidated statements of cash flows is presented in the following table:

	Six Months Ended
	June 30,
(In millions)	2019	2018
Cash paid for or (received from):
Interest expense(1)	$42	$69
Interest and dividend income	(2)	(2)
Income taxes, net of refunds	17	13

___________________________________

(1)For the six months ended June 30, 2019, excludes $12 million received in connection with our partial terminations of the interest rate swap.

As of June 30, 2019 and December 31, 2018, Cash and cash equivalents of $228 million and $224 million, respectively, and Restricted cash of $89 million and $89 million, respectively, as presented on the condensed consolidated statements of financial position represent the amounts comprising Cash and cash equivalents and Restricted cash of $316 million and $313 million, respectively, on the condensed consolidated statement of cash flows.

As of June 30, 2018 and December 31, 2017, Cash and cash equivalents of $135 million and $192 million, respectively, and Restricted cash of $89 million and $89 million, respectively, as presented on the condensed consolidated statements of financial position, and cash related to discontinued operations of $314 million and $282 million, respectively, represent the amounts comprising Cash and cash equivalents and restricted cash of $538 million and $563 million, respectively, on the condensed consolidated statement of cash flows.

We acquired $23 million and $10 million of property and equipment through finance leases and other non-cash financing transactions in each of the six months ended June 30, 2019 and 2018, respectively, which have been excluded from the condensed consolidated statements of cash flows as non-cash investing and financing activities.

The proceeds from the Frontdoor debt issuances described in Note 12 were retained by the lender in satisfaction of the short-term credit facility and have been excluded from the condensed consolidated statements of cash flows as non-cash financing activities.

The non-cash lease transactions resulting from our adoption of ASC 842 are described in Note 13.

Note 11. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the condensed consolidated statements of financial position. As of June 30, 2019 and December 31, 2018, our marketable securities consisted primarily of a deferred compensation trust (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross realized and unrealized gains and losses of our short- and long-term investments in Debt and Equity securities are as follows:

		Gross Realized	Gross Realized
	Amortized	and Unrealized	and Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
June 30, 2019:
Debt securities	$4	$—	$—	$4
Equity securities	13	2	—	15
Total securities	$17	$2	$—	$19
December 31, 2018:
Debt securities	$4	$—	$—	$4
Equity securities	15	1	—	16
Total securities	$19	$1	$—	$21

We account for Equity securities at fair value with adjustments to fair value recognized in Interest and net investment income in the condensed consolidated statements of operations and comprehensive income. There was $1 million of unrealized gains and $1 million of realized gains recognized within Interest and net investment income in the condensed consolidated statements of operations and comprehensive income in both the three and six months ended June 30, 2019. There were insignificant unrealized gains and losses recognized in the three and six months ended June 30, 2018.

We periodically review our Debt securities to determine whether there has been an other than temporary decline in value. There were no impairment charges due to declines in the value of these investments for the three and six months ended June 30, 2019 and 2018.

Additionally, we hold minority interests in several strategic investments that do not have readily determinable fair values and are recorded at cost and are remeasured upon the occurrence of observable price changes or impairments. We account for these investments at fair value with adjustments to fair value recognized in our condensed consolidated statements of operations within Interest and net investment income. The investments are included within Other Assets on the condensed consolidated statements of financial position. At June 30, 2019, the carrying amount of these investments was $4 million.

Note 12. Long-Term Debt

Long-term debt is summarized in the following table:

	As of	As of
	June 30,	December 31,
(In millions)	2019	2018
Senior secured term loan facility maturing in 2023(1)	$169	$637
Revolving credit facility maturing in 2021	—	—
5.125% notes maturing in 2024(2)	741	740
7.45% notes maturing in 2027(3)	166	172
7.25% notes maturing in 2038(3)	40	42
Vehicle finance leases(4)	93	90
Other(5)	96	94
Less current portion	(53)	(49)
Total long-term debt	$1,252	$1,727

__________________________________

(1)As of June 30, 2019 and December 31, 2018, presented net of $1 million and $5 million, respectively, in unamortized debt issuance costs. As of December 31, 2018, presented net of $1 million in unamortized original issue discount paid.

(2)As of June 30, 2019 and December 31, 2018, presented net of $9 million and $10 million, respectively, in unamortized debt issuance costs.

(3)As of June 30, 2019 and December 31, 2018, collectively presented net of $30 million and $33 million, respectively, of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

(4)We have entered into a fleet management services agreement (the “Fleet Agreement”) which, among other things, allows us to obtain fleet vehicles through a leasing program. All leases under the Fleet Agreement are finance leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent.

(5)As of June 30, 2019 and December 31, 2018, includes approximately $84 million and $82 million, respectively, of future payments in connection with our acquisitions of Copesan and other companies as further described in Note 14.

Extinguishment of Debt and Repurchase of Notes

On March 12, 2019, we borrowed an aggregate principal amount of $600 million under a short-term credit facility to effectuate a debt-for-equity exchange of our Frontdoor retained shares. The proceeds of this short-term credit facility were used to repay $468 million aggregate principal amount of term loans outstanding under our senior secured term loan facility in March and April of 2019. Such prepayments resulted in a loss on extinguishment of debt of $4 million for the six months ended June 30, 2019.

On March 27, 2019, we completed a non-cash debt-for-equity exchange in which we exchanged the 16.7 million retained shares of Frontdoor common stock (proceeds of $486 million, net), plus used $114 million of proceeds from the short-term credit facility, to extinguish $600 million of our indebtedness under the short-term credit facility. The sale of the Frontdoor common stock resulted in a realized gain of $40 million, which was recorded within Realized (gain) on investment in frontdoor, inc. on the condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2019.

In March 2019, we purchased approximately $7 million in aggregate principal amount of our 7.45% notes maturing in 2027 at a price of 105.5% and $3 million in aggregate principal amount of our 7.25% notes maturing in 2038 at a price of 99.5% using available cash. The repurchased notes were delivered to the trustee for cancellation. In connection with these partial repurchases, we recorded a loss on extinguishment of debt of $2 million in the six months ended June 30, 2019.

In April 2019, we purchased $1 million in aggregate principal amount of our 7.45% notes maturing in 2027 at a price of 105.5%.

The proceeds from and the use of proceeds in connection with the debt-for-equity exchange are as follows:

(in millions)
Proceeds from the short-term credit facility	$600
Proceeds from the Frontdoor common shares retained, net of $16 million of fees paid	486
Total proceeds	$1,086

Repayment of the term loan facility, including loss on extinguishment of debt of $4 million	$(472)
Debt-for-equity exchange using net proceeds from the Frontdoor common shares retained	(486)
Repurchase of 2027 and 2038 notes, including loss on extinguishment of debt of $2 million	(12)
Interest and other payments	(1)
Use of cash to retire short-term credit facility	(114)
Total uses	$(1,086)

In connection with the prepayments on our senior secured term loan facility, we terminated $479 million of our interest rate swap agreement, receiving $12 million in connection with the terminations. The fair value of the terminated portions of the agreement of $12 million is recorded within accumulated other comprehensive income on the condensed consolidated statements of financial position and will be amortized into interest expense over the original term of the agreement.

Interest Rate Swaps

On November 7, 2016, we entered into a seven year interest rate swap agreement effective November 8, 2016. The notional amount of the agreement was $650 million. Under the terms of the agreement, we will pay a fixed rate of interest of 1.493 percent on the $650 million notional amount, and we will receive a floating rate of interest (based on one-month LIBOR, subject to a floor of zero percent) on the notional amount. Therefore, during the term on the agreement, the effective interest rate on $650 million of the Term Loan Facility is fixed at a rate of 1.493 percent, plus the incremental borrowing margin of 2.50 percent.

The changes in our interest rate swap agreement, as well as the cumulative interest rate swap outstanding, are as follows:

	Notional
(In millions)	Amount	Fixed Rate(1)
Interest rate swap agreement in effect as of December 31, 2018	$650	1.493%
Terminated	(441)
Interest rate swap agreement in effect as of March 31, 2019	209	1.493%
Terminated	(38)
Interest rate swap agreement in effect as of June 30, 2019	$171	1.493%

___________________________________

(1)Before the application of the applicable borrowing margin.

In accordance with accounting standards for derivative instruments and hedging activities, and as further described in Note 17, our interest rate swap agreement is classified as a cash flow hedge, and, as such, is recorded on the condensed consolidated statements of financial position as either an asset or liability at fair value, with changes in fair value attributable to the hedged risks recorded in accumulated other comprehensive income.

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

As of June 30, 2019, assets recorded under finance leases were $205 million and accumulated depreciation associated with finance leases was $114 million.

The components of lease expense were as follows:

	Three months ended	Six months ended
(In millions)	June 30, 2019	June 30, 2019
Finance lease cost
Depreciation of finance lease ROU assets	$8	$16
Interest on finance lease liabilities	1	2
Operating lease cost	7	13
Variable lease cost	1	1
Sublease income	(1)	(1)
Total lease cost	$16	$32

Supplemental cash flow information and other information for leases was as follows:

As of
(In millions)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$12
Operating cash flows for finance leases	2
Financing cash flows for finance leases	16
ROU assets obtained in exchange for lease obligations:
Operating leases	5
Finance leases	23
Weighted Average Remaining Lease Term (in years):
Operating leases	10.78
Finance leases	3.73
Weighted Average Discount Rate:
Operating leases	5.55%
Finance leases	3.85%

As of June 30, 2019, there was $33 million and $60 million of finance leases included within Current portion of long-term debt and Long-term debt, respectively, on the condensed consolidated statements of financial position. Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

(In millions)	Operating Leases	Finance Leases
Year ended December 31,
2019 (excluding the six months ended June 30, 2019)	$11	$18
2020	25	33
2021	20	25
2022	18	14
2023	14	8
Thereafter	95	2
Total future minimum lease payments	184	101
Less imputed interest	(51)	(7)
Total	$133	$93

Following is a summary of the future minimum lease payments due under capital and operating leases with terms of more than one year at December 31, 2018:

(In millions)	Operating Leases	Capital Leases
Year ended December 31,
Less than 1 Yr	$17	$31
1 - 3 Yrs	36	46
3 - 5 Yrs	25	14
More than 5 Yrs	67	1
Total future minimum lease payments	$146	$92

As of June 30, 2019, we have additional vehicle finance leases that have not yet commenced of $9 million. These leases are scheduled to commence in 2019 with lease terms generally of five years.

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

During the six months ended June 30, 2019, we completed 20 acquisitions, including 19 pest acquisitions and the reacquisition of a ServiceMaster Brands franchisee, which were accounted for as business combinations. We funded $119 million at closing for these acquisitions using available cash on hand. Another $13 million of deferred purchase price is due to the sellers between one year and five years from the acquisition dates. As a result of these acquisitions, we recorded preliminary values of $81 million of goodwill, $4 million of tradenames and $44 million of customer relationships. As of June 30, 2019, the purchase price allocations for these acquisitions have not been finalized as we are still evaluating working capital balances and the fair value and useful lives of the acquired intangible assets. We expect to complete the purchase price allocations no later than the second quarter of 2020.

During the six months ended June 30, 2018, we completed the acquisition of Copesan and four additional pest control acquisitions which have been accounted for as business combinations and purchased a ServiceMaster Restore master distributor within ServiceMaster Brands which has been accounted for as an asset acquisition in accordance with ASU 2017-01. We funded $149 million at closing for these acquisitions using available cash on hand. An additional $39 million of deferred purchase price and up to

$14 million of earnouts contingent on the successful achievement of projected revenue and earnings targets are due to the sellers between one year and five years from the acquisition dates. During the six months ended June 30, 2019, $1 million was paid related to these earnouts. In connection with these acquisitions, we recorded $134 million of goodwill, $18 million of tradenames and $49 million of other intangibles, primarily customer lists and reacquired rights. As of June 30, 2019, the purchase price allocations for these acquisitions have been finalized.

Supplemental cash flow information regarding the acquisitions is as follows:

	Six Months Ended
	June 30,
(In millions)	2019	2018
Assets acquired	$138	$228
Liabilities assumed(1)	(6)	(27)
Net assets acquired	$132	$201

Net cash paid	$119	$149
Seller financed debt	10	39
Contingent earnout	3	12
Purchase price	$132	$201

___________________________________

(1)Includes $12 million of deferred tax liabilities recognized as a result of tax basis differences in intangible assets for the six months ended June 30, 2018.

Note 15. Income Taxes

As required by ASC 740, “Income Taxes,” we compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from continuing operations before income taxes, except for significant unusual or infrequently occurring items. Our estimated tax rate is adjusted each quarter in accordance with ASC 740.

The effective tax rate on income from continuing operations was 25.9 percent and 32.6 percent for the three months ended June 30, 2019 and 2018, respectively. The effective tax rate on income from continuing operations for the three months ended June 30, 2018 was primarily unfavorably impacted by the reflection of American Home Shield as discontinued operations.

The effective tax rate on income from continuing operations was 18.6 percent and 31.1 percent for the six months ended June 30, 2019 and 2018, respectively. The effective tax rate on income from continuing operations for the six months ended June 30, 2019, was primarily affected by the disposition of the Frontdoor retained shares in a non-taxable debt-for-equity exchange that was recorded discretely in the three months ended March 31, 2019.

As of both June 30, 2019 and December 31, 2018, we had $15 million of tax benefits primarily reflected in US Federal and state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). Based on information currently available, it is reasonably possible that over the next 12 month period unrecognized tax benefits may decrease by $2 million as the result of settlements of ongoing audits, statute of limitation expirations or final settlements of uncertain tax positions in multiple jurisdictions. Our policy is to recognize interest income, interest expense and penalties related to our tax positions within the tax provision.

Note 16. Business Segment Reporting

Our business is conducted through two reportable segments: Terminix and ServiceMaster Brands.

In accordance with accounting standards for segments, our reportable segments are strategic business units that offer different services. The Terminix segment provides termite and pest control services to residential and commercial customers and distributes pest control products primarily under the Terminix, Terminix Commercial and Copesan brand names. The ServiceMaster Brands segment provides residential and commercial disaster restoration and commercial cleaning services through franchises primarily under the ServiceMaster, ServiceMaster Restore and ServiceMaster Clean brand names, home cleaning services through franchises primarily under the Merry Maids brand name, cabinet and furniture repair primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. Corporate includes certain international investments, our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units and our headquarters operations (substantially all of which costs are allocated to our reportable segments), which provide various technology, marketing, finance, legal and other support services to the reportable segments. The composition of our reportable segments is consistent with that used by our chief operating decision maker (the “CODM”) to evaluate performance and allocate resources.

Information regarding the accounting policies used by us are described in our 2018 Form 10-K. We derive substantially all of our revenue from customers and franchisees in the United States with approximately three percent generated in foreign markets. Operating expenses of the business units consist primarily of direct costs and indirect costs allocated from Corporate.

We use Reportable Segment Adjusted EBITDA as our measure of segment profitability. Accordingly, the CODM evaluates performance and allocates resources based primarily on Reportable Segment Adjusted EBITDA. Reportable Segment Adjusted

EBITDA is defined as net income before: unallocated corporate expenses; costs historically allocated to American Home Shield; (gain) loss from discontinued operations, net of income taxes; provision for income taxes; interest expense; depreciation and amortization expense; acquisition-related costs; fumigation related matters; non-cash stock-based compensation expense; restructuring charges; loss on extinguishment of debt; and realized (gain) on investment in frontdoor, inc. Our definition of Reportable Segment Adjusted EBITDA may not be calculated or comparable to similarly titled measures of other companies. We believe Reportable Segment Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives and equity-based, long-term incentive plans.

Information for continuing operations for each reportable segment and Corporate is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Revenue:
Terminix	$495	$456	$914	$823
ServiceMaster Brands	65	64	128	123
Reportable Segment Revenue	$560	$519	$1,041	$947
Corporate	—	—	1	1
Total Revenue	$560	$520	$1,042	$947
Reportable Segment Adjusted EBITDA:(1)
Terminix	$106	$110	$189	$196
ServiceMaster Brands	24	24	47	46
Reportable Segment Adjusted EBITDA	$130	$134	$236	$243

___________________________________

(1)Presented below is a reconciliation of Net Income to Reportable Segment Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Net Income	$59	$96	$129	$136
Unallocated corporate expenses	(1)	(2)	(4)	(1)
Costs historically allocated to American Home Shield	—	11	—	22
Depreciation and amortization expense	24	23	49	44
Acquisition-related costs	3	1	4	1
Fumigation related matters	(1)	—	—	—
Non-cash stock-based compensation expense	4	4	8	8
Restructuring charges	3	—	10	12
Realized (gain) on investment in frontdoor, inc.	—	—	(40)	—
(Gain) loss from discontinued operations, net of income taxes	—	(56)	1	(80)
Provision for income taxes	21	19	30	26
Loss on extinguishment of debt	—	—	6	—
Interest expense	18	37	45	75
Reportable Segment Adjusted EBITDA	$130	$134	$236	$243

Note 17. Fair Value Measurements

The period-end carrying amounts of cash and cash equivalents, receivables, restricted cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported in interest and net investment income in the condensed consolidated statements of operations and comprehensive income. The carrying amount of total debt was $1,305 million and $1,776 million, and the estimated fair value was $1,391 million and $1,791 million as of June 30, 2019 and December 31, 2018, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of June 30, 2019 and December 31, 2018.

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

We have not changed our valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the six month periods ended June 30, 2019 and 2018.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2019:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$13	$13	$—	$—
Investments in marketable securities	Long-term marketable securities	6	6	—	—
Interest rate swap contract	Prepaid expenses and other assets and Other assets	1	—	1	—
Total financial assets		$20	$19	$1	$—

As of December 31, 2018:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$13	$13	$—	$—
Investment in Frontdoor	Investment in frontdoor, inc.	445	—	445	—
Investments in marketable securities	Long-term marketable securities	8	8	—	—
Interest rate swap contract	Other assets	30	—	30	—
Total financial assets		$496	$21	$475	$—
Financial Liabilities:
Fuel swap contracts	Other accrued liabilities	$4	$—	$—	$4
Total financial liabilities		$4	$—	$—	$4

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

	Fuel Swap
	Contract
	Assets
(In millions)	(Liabilities)	Location of Gain (Loss) included in Earnings
Balance as of December 31, 2018	$(4)
Total (losses) gains (realized and unrealized)
Included in earnings	—	Cost of services rendered and products sold
Included in other comprehensive income	3
Settlements	—
Balance as of June 30, 2019	$—

Balance as of December 31, 2017	$3
Total (losses) gains (realized and unrealized)
Included in earnings	1	Cost of services rendered and products sold
Included in other comprehensive income	1
Settlements	(1)
Balance as of June 30, 2018	$4

The following tables present information relating to the significant unobservable inputs of our Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of June 30, 2019:
Fuel swap contracts	$—	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.36 - $2.76	$2.57
As of December 31, 2018:
Fuel swap contracts	$(4)	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.09 - $2.43	$2.26

___________________________________

(1)Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

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

As of June 30, 2019, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $30 million, maturing through 2020. Under the terms of our fuel swap contracts, we are required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of June 30, 2019, we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were issued under the Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. See Note 9 to the condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in accumulated other comprehensive income and for the amounts reclassified out of accumulated other comprehensive income and into earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a gain of $3 million, net of tax, as of June 30, 2019. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

A reconciliation of the amounts included in the computation of basic earnings per share from continuing operations and diluted earnings per share from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2019	2018	2019	2018
Income from continuing operations	$59	$40	$129	$56
Weighted-average common shares outstanding	136.0	135.5	135.9	135.4
Effect of dilutive securities:
RSUs	0.3	0.1	0.2	0.1
Stock options(1)	0.3	0.2	0.3	0.2
Weighted-average common shares outstanding—assuming dilution	136.5	135.8	136.4	135.7
Basic earnings per share from continuing operations	$0.44	$0.29	$0.95	$0.42
Diluted earnings per share from continuing operations	$0.43	$0.29	$0.95	$0.42

___________________________________

(1)Options to purchase 0.4 million shares for the three months ended June 30, 2018, and 0.5 million and 0.4 million shares for the six months ended June 30, 2019 and 2018, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

Key Business Metrics

We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of the continuing operations of our businesses. These metrics include:

•revenue,

•operating expenses,

•net income,

•earnings per share,

•Adjusted EBITDA, and

•organic revenue growth.

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

Effect of Weather Conditions

The demand for our services and our results of operations are also affected by weather conditions, including the seasonal nature of our termite and pest control services, home inspection services and disaster restoration services. Weather conditions which have a potentially unfavorable impact to our business include cooler temperatures or droughts which can impede the development of termite swarms and lead to lower demand for our termite control services. For example, in the third quarter of 2017, our Terminix business was negatively impacted by hurricanes Harvey and Irma, which resulted in 53 branches, primarily in Texas and Florida, being temporarily closed for a period of time during August and September. Weather conditions which have a potentially favorable impact to our business include mild winters which can lead to higher demand for termite and pest control services; and severe storms which can lead to an increase in demand for restoration services. For example, in the third and fourth quarters of 2018, our ServiceMaster Restore business saw a significant increase in royalty fees related to hurricanes Florence and Michael.

Franchises

Franchises are important to the Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. Total profits from our franchised operations were $24 million for both the three months ended June 30, 2019 and 2018, and $47 million and $45 million for the six months ended June 30, 2019 and 2018, respectively. Nearly all of the franchise fees received by our ServiceMaster Brands segment are derived from the ServiceMaster Restore, ServiceMaster Clean and Merry Maids businesses. Franchise fees from our Terminix franchisees represented less than one percent of Terminix revenue for the three and six months ended June 30, 2019. We evaluate the performance of our franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. Franchise agreements entered into in the course of these businesses are generally for a term of five years. The majority of these franchise agreements are renewed prior to expiration. Internationally, we have license agreements, whereby licensees provide services under our brand names that would ordinarily be provided by franchisees in the United States. The majority of international licenses are for 10-year terms.

For the three months ended June 30, 2019, approximately 53% of our revenue in the ServiceMaster Brands segment consisted of ongoing monthly royalty fees. For the six months ended June 30, 2019, approximately 54% of our revenue in the ServiceMaster Brands segment consisted of ongoing monthly royalty fees. Royalty fees are the amounts paid to us by our franchisees and are based on a percentage of our franchisees’ customer-level revenue. We estimate that customer-level revenue for the ServiceMaster Brands segment and Terminix segment were $690 million and $597 million, respectively, for the three months ended June 30, 2019, and $1,339 million and $1,096 million, respectively, for the six months ended June 30, 2019.

Results of Operations

	Three Months Ended		Increase
	June 30,		(Decrease)	% of Revenue
(In millions)	2019	2018	2019 vs. 2018	2019	2018
Revenue	$560	$520	8%	100%	100%
Cost of services rendered and products sold	303	272	12	54	52
Selling and administrative expenses	151	146	3	27	28
Amortization expense	6	5	25	1	1
Acquisition-related costs	3	1	*	—	—
Fumigation related matters	(1)	—	*	—	—
Restructuring charges	3	—	*	1	—
Interest expense	18	37	(51)	3	7
Interest and net investment income	(3)	(1)	*	(1)	—
Income from Continuing Operations before Income Taxes	80	59	36	14	11
Provision for income taxes	21	19	8	4	4
Income from Continuing Operations	$59	$40	49%	11%	8%

________________________________

* not meaningful

	Six Months Ended		Increase
	June 30,		(Decrease)	% of Revenue

(In millions)	2019	2018	2019 vs. 2018	2019	2018
Revenue	$1,042	$947	10%	100%	100%
Cost of services rendered and products sold	564	498	13	54	53
Selling and administrative expenses	287	272	6	28	29
Amortization expense	12	8	44	1	1
Acquisition-related costs	4	1	*	—	—
Mark-to-market loss on investment in frontdoor, inc.	(40)	—	*	(4)	—
Restructuring charges	10	12	*	1	1
Interest expense	45	75	(40)	4	8
Interest and net investment income	(4)	(1)	*	—	—
Loss on extinguishment of debt	6	—	*	1	—
Income from Continuing Operations before Income Taxes	159	82	94	15	9
Provision for income taxes	30	26	16	3	3
Income from Continuing Operations	$129	$56	129%	12%	6%

________________________________

* not meaningful

Revenue

We reported revenue of $560 million and $520 million for the three months ended June 30, 2019 and 2018, respectively, and revenue of $1,042 million and $947 million for the six months ended June 30, 2019 and 2018, respectively. A summary of changes in revenue for each of our reportable segments and Corporate is included in the tables below. See “—Segment Review” for a discussion of the drivers of the year-over-year changes.

		ServiceMaster
(In millions)	Terminix	Brands	Corporate	Total
Three Months Ended June 30, 2018	$456	$64	$—	$520
Residential Pest Control(1)	22	—	—	22
Commercial Pest Control(2)	11	—	—	11
Termite and Home Services(3)	8	—	—	8
Commercial Cleaning National Accounts	—	3	—	3
Sale of Products and Other	1	(1)	—	—
Fumigation	(3)	—	—	(3)
Three Months Ended June 30, 2019	$495	$65	$—	$560

_________________________________

(1)Includes growth from acquisitions of approximately $11 million for the three months ended June 30, 2019.

(2)Includes growth from acquisitions of approximately $9 million for the three months ended June 30, 2019.

(3)Includes growth from acquisitions of approximately $2 million for the three months ended June 30, 2019.

		ServiceMaster
(In millions)	Terminix	Brands	Corporate	Total
Six Months Ended June 30, 2018	$823	$123	$1	$947
Residential Pest Control (1)	40	—	—	40
Commercial Pest Control (2)	38	—	—	38
Termite and Home Services(3)	15	—	—	15
Royalty Fees	—	1	—	1
Commercial Cleaning National Accounts	—	5	—	5
Sale of Products and Other	2	(2)	—	—
Fumigation	(4)	—	—	(4)
Six Months Ended June 30, 2019	$914	$128	$1	$1,042

_________________________________

(1)Includes growth from acquisitions of approximately $24 million for the six months ended June 30, 2019.

(2)Includes growth from acquisitions of approximately $36 million for the six months ended June 30, 2019.

(3)Includes growth from acquisitions of approximately $4 million for the six months ended June 30, 2019.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $303 million and $272 million for the three months ended June 30, 2019 and 2018, respectively, and $564 million and $498 million for the six months ended June 30, 2019 and 2018, respectively. The following tables provide a summary of changes in cost of services rendered and products sold for each of our reportable segments and Corporate:

		ServiceMaster
(In millions)	Terminix	Brands	Corporate	Total
Three Months Ended June 30, 2018	$249	$24	$(2)	$272
Impact of change in revenue(1)	25	2	—	27
Production labor	(2)	—	—	(2)
Damage claims	2	—	—	2
Insurance program	—	—	1	1
Other	2	1	—	3
Three Months Ended June 30, 2019	$277	$27	$(1)	$303

_________________________________

(1)For Terminix, includes approximately $16 million for the three months ended June 30, 2019 from acquisitions.

For Terminix, the impact of the change in revenue reflects the impact of the disposition of our fumigation service line. The decrease in production labor was driven by improved labor management. The increase in damage claims was driven by increased termite warranty claims, primarily in the Gulf Coast region.

For Corporate, we realized favorable claims results in our automobile, general liability and workers’ compensation program at a lesser extent than generated in the three months ended June 30, 2018.

		ServiceMaster
(In millions)	Terminix	Brands	Corporate	Total
Six Months Ended June 30, 2018	$453	$47	$(2)	$498
Impact of change in revenue(1)	61	4	—	65
Production labor	(1)	—	—	(1)
Damage claims	1	—	—	1
Insurance program	—	—	(2)	(2)
Other	2	1	1	3
Six Months Ended June 30, 2019	$516	$52	$(3)	$564

_________________________________

(1)For Terminix, includes approximately $47 million for the six months ended June 30, 2019 from acquisitions.

For Terminix, the impact of the change in revenue reflects the impact of the disposition of our fumigation service line. The decrease in production labor was driven by improved labor management. The increase in damage claims was driven by increased termite warranty claims, primarily in the Gulf Coast region.

For Corporate, the decrease in insurance program expense was primarily attributable to favorable claims results in our automobile, general liability and workers’ compensation program.

Selling and Administrative Expenses

We reported selling and administrative expenses of $151 million and $146 million for the three months ended June 30, 2019 and 2018, respectively, and $287 million and $272 million for the six months ended June 30, 2019, and 2018, respectively. For the three months ended June 30, 2019 and 2018, selling and administrative expenses comprised general and administrative expenses of $78 million and $74 million, respectively, and selling and marketing expenses of $73 million and $72 million, respectively. For the six months ended June 30, 2019 and 2018, selling and administrative expenses comprised general and administrative expenses of $154 million and $144 million, respectively, and selling and marketing expenses of $132 million and $128 million, respectively. The following tables provide a summary of changes in selling and administrative expenses for each of our reportable segments and Corporate:

		ServiceMaster
(In millions)	Terminix	Brands	Corporate	Total
Three Months Ended June 30, 2018	$107	$17	$22	$146
Sales and marketing costs	2	(1)	—	1
Impact of acquisitions on selling and administrative expenses	3	—	—	3
Investments in growth	4	—	—	4
Spin-off dis-synergies	4	—	—	4
Incentive compensation	1	—	—	1
Costs historically allocated to American Home Shield	—	—	(11)	(11)
Other	3	(1)	—	2
Three Months Ended June 30, 2019	$124	$15	$12	$151

The increase in sales and marketing costs at Terminix was driven by targeted investments to drive sales growth. Additionally, Terminix incurred incremental selling and administrative expenses as a result of acquisitions. The increase in investments in growth primarily includes our partnership with Salesforce to replace legacy operating systems, investments to optimize our commercial pest business and investments to transform our operating model.

		ServiceMaster
(In millions)	Terminix	Brands	Corporate	Total
Six Months Ended June 30, 2018	$196	$32	$44	$272
Sales and marketing costs	4	(1)	—	3
Impact of acquisitions on selling and administrative expenses	9	—	—	9
Investments in growth	9	—	—	9
Spin-off dis-synergies	7	1	—	8
Incentive compensation	2	—	—	2
Investments in training	2	—	—	2
Costs historically allocated to American Home Shield	—	—	(22)	(22)
Other	4	(1)	—	4
Six Months Ended June 30, 2019	$234	$31	$22	$287

The increase in sales and marketing costs at Terminix was driven by targeted investments to drive sales growth. Additionally, Terminix incurred incremental selling and administrative expenses as a result of Copesan and other acquisitions. We completed the acquisition of Copesan on March 30, 2018. Beginning on March 31, 2019, Copesan is no longer included in Impact of acquisitions on selling and administrative expenses. Investments in growth primarily includes our partnership with Salesforce to replace legacy operating systems, investments to optimize our commercial pest business and investments to transform our operating model.

Amortization Expense

Amortization expense was $6 million and $5 million in the three months ended June 30, 2019 and 2018, respectively, and $12 million and $8 million in the six months ended June 30, 2019 and 2018, respectively.

Acquisition-Related Costs

Acquisition-related costs were $3 million and $1 million in the three months ended June 30, 2019 and 2018, respectively, and $4 million and $1 million in the six months end June 30, 2019 and 2018, respectively.

Fumigation Related Matters

We reversed a previously accrued $1 million charge for fumigation related matters due to favorable activity in the three and six months ended June 30, 2019. There were no charges for fumigation related matters in the three and six months ended June 30, 2018.

Restructuring Charges

We incurred restructuring charges of approximately $3 million in the three months ended June 30, 2019, and $10 million and $12 million in the six months ended June 30, 2019 and 2018, respectively. Restructuring charges were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Terminix(1)	$1	$(1)	$3	$2
ServiceMaster Brands(2)	1	—	2	—
Corporate(3)	1	—	5	3
Global Service Center relocation(4)	—	1	1	7
Total restructuring charges	$3	$—	$10	$12

___________________________________

(1)For the three and six months ended June 30, 2019, these charges included $1 million and $3 million, respectively, of severance and other costs. For the three and six months ended June 30, 2018, restructuring charges included a $1 million reserve adjustment associated with previous restructuring initiatives and $2 million of severance and other costs, respectively.

(2)For the three and six months ended June 30, 2019, these charges included $1 million and $2 million, respectively, of severance costs.

(3)We have historically made changes on an ongoing basis to enhance capabilities and reduce costs in our corporate functions that provide company-wide administrative services to support operations. For the three and six months ended June 30, 2019, these charges included $1 million and $4 million, respectively, of professional fees, accelerated depreciation and other costs to enhance capabilities and align corporate functions with those required to support our strategic needs after the American Home Shield spin-off. For the six months ended June 30, 2019 and 2018, these charges included $1 million and $3 million of severance and other costs.

(4)For the three months ended June 30, 2018, these charges included lease termination and other charges of $1 million, related to the relocation of our Global Service Center. For the six months ended June 30, 2019 and 2018, these charges included lease termination and other charges of $1 million and $7 million, respectively, related to the relocation.

Realized (Gain) on Investment in frontdoor, inc.

We recorded a gain of $40 million related to the sale of our retained investment in Frontdoor in the six months ended June 30, 2019. There was no gain recorded in the three months ended June 30, 2019, or in the three and six months ended June 30, 2018.

Interest Expense

Interest expense was $18 million and $37 million in the three months ended June 30, 2019 and 2018, respectively, and $45 million and $75 million in the six months ended June 30, 2019 and 2018, respectively. The decrease in interest expense was driven by the repayment of approximately $1 billion of our senior secured term loan facility in connection with the spin-off of the American Home Shield segment, as well as the repayment of approximately $484 million in debt in connection with the monetization of our shares of Frontdoor.

Interest and Net Investment Income

Interest and net investment income was $3 million and $1 million for the three months ended June 30, 2019 and 2018, respectively, and $4 million and $1 million in the six months ended June 30, 2019 and 2018, respectively. Interest and net investment income is comprised of net investment gains and losses from equity investments and other strategic investments and interest income on other cash balances.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $6 million was recorded in the six months ended June 30, 2019. No similar loss was recognized in the three months ended June 30, 2019 and 2018 or the six months ended June 30, 2018. See Note 12 to the condensed consolidated financial statements for more details.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes was $80 million and $59 million for the three months ended June 30, 2019 and 2018, respectively, and $159 million and $82 million in the six months ended June 30, 2019 and 2018, respectively. The change in income from continuing operations before income taxes primarily reflects the net effect of year-over-year changes in the following items:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In millions)	2019 vs. 2018	2019 vs. 2018
Reportable segments and Corporate(1)	$7	$18
Depreciation expense(2)	—	(1)
Amortization expense(3)	(1)	(4)
Acquisition-related costs(4)	(2)	(3)
Restructuring charges(5)	(2)	2
Loss on extinguishment of debt(6)	—	(6)
Realized (gain) on investment in frontdoor, inc.(7)	—	40
Interest Expense(8)	19	30
Other(9)	1	—
Increase in income from continuing operations before income taxes	$21	$77

___________________________________

(1)Represents the net change in Adjusted EBITDA as described in “—Segment Review.”

(2)Represents the net change in depreciation expense, driven by investments in vehicles and technology.

(3)Represents the net change in amortization expense as described in “—Amortization Expense.”

(4)Represents the net change in acquisition-related costs as described in “—Acquisition-Related Costs.”

(5)Represents the net change in restructuring expense as described in “—Restructuring Charges.”

(6)Represents the net change in the loss on extinguishment of debt as described in “—Loss on Extinguishment of Debt.”

(7)Represents the net change in the investment in frontdoor, inc. as described in “—Realized (Gain) on Investment in frontdoor, inc.”

(8)Primarily represents the net change in interest expense, as described in “—Interest Expense.”

(9)Primarily represents the net change in stock-based compensation.

Provision for Income Taxes

The effective tax rate on income from continuing operations was 25.9 percent and 32.6 percent for the three months ended June 30, 2019 and 2018, respectively, and 18.6 percent and 31.1 percent in the six months ended June 30, 2019 and 2018, respectively. The effective tax rate on income from continuing operations for the six months ended June 30, 2019, was primarily affected by the disposition of the Frontdoor retained shares in a non-taxable debt-for-equity exchange pursuant to the private letter ruling from the IRS that was recorded discretely in the three months ended March 31, 2019.

Gain (Loss) from Discontinued Operations, Net of Income Taxes

Gain from discontinued operations, net of income taxes, was $56 million for the three months ended June 30, 2018, and $80 million in the six months ended June 30, 2018, related to operating results of Frontdoor. There was a $1 million loss from discontinued operations, net of taxes, for the six months ended June 30, 2019.

Net Income

Net income was $59 million and $96 million for the three months ended June 30, 2019 and 2018, respectively, and was primarily driven by a $21 million increase in income from continuing operations before income taxes offset by a gain from discontinued operations in the three months ended June 30, 2018 of $56 million. Net income was $129 million and $136 million in the six months ended June 30, 2019 and 2018, respectively, and was primarily driven by a $77 million increase in income from continuing operations before income taxes offset by a gain from discontinued operations in the six months ended June 30, 2018 of $80 million.

Segment Review

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the notes to the condensed consolidated financial statements included in this report.

Revenue and Adjusted EBITDA by reportable segment and for Corporate are as follows:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
(In millions)	2019	2018	(Decrease)	2019	2018	(Decrease)
Revenue:
Terminix	$495	$456	9%	$914	$823	11%
ServiceMaster Brands	65	64	2	128	123	3
Corporate	—	—	*	1	1	*
Total Revenue:	$560	$520	8%	$1,042	$947	10%
Adjusted EBITDA:(1)
Terminix	$106	$110	(4)%	$189	$196	(4)%
ServiceMaster Brands	24	24	2	47	46	2
Reportable Segment Adjusted EBITDA	130	134	(3)	236	243	(3)
Corporate(2)	1	2	*	4	1	*
Costs historically allocated to American Home Shield(3)	—	(11)	*	—	(22)	*
Total Adjusted EBITDA	$131	$125	5%	$240	$222	8%

___________________________________

* not meaningful

(1)See Note 16 to the condensed consolidated financial statements for our definition of Adjusted EBITDA and a reconciliation of Net Income to Reportable Segment Adjusted EBITDA.

(2)Represents unallocated corporate gains, net of expenses.

(3)Includes amounts historically allocated to the American Home Shield business not permitted to be classified as discontinued operations under GAAP as described in Note 5 to the condensed consolidated financial statements.

Terminix Segment

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a nine percent increase in revenue and a four percent decrease in Adjusted EBITDA for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

On April 1, 2019, we divested the assets associated with our fumigation service line and now provide fumigation services to our customers through arrangements with independent third parties. Revenue related to the Fumigation Services is shown in Fumigation below and prior period amounts related to the Fumigation Services have been reclassified from Termite and Home Services to Fumigation to conform to the current period presentation.

Revenue

Revenue by service line is as follows:

	Three Months Ended
	June 30,

(In millions)	2019	2018	Growth		Acquired		Organic
Residential Pest Control	$187	$166	$22	13%	$11	7%	$10	6%
Commercial Pest Control	100	88	11	13%	10	11%	2	2%
Termite and Home Services	171	163	8	5%	2	2%	6	4%
Other	25	24	1	2%	—	—%	1	2%
	$483	$441	$42	10%	$24	5%	$18	4%
Fumigation	12	15	(3)	(20)%	—	—%	(3)	(20)%
Total revenue	$495	$456	$39	9%	$24	5%	$15	3%

Residential pest control revenue increased 13 percent. Residential pest control organic revenue growth was six percent, reflecting improved price realization, unit growth in mosquito services and higher customer retention, offset, in part, by lower new sales units in core pest. Residential pest control revenue also increased seven percent from acquisitions completed during the last 12 months.

Commercial pest control revenue increased 13 percent. Commercial pest control organic revenue growth was two percent, approximately half of which reflects growth at Copesan. The remaining organic growth was driven by higher customer retention and higher price realization, offset, in part, by lower sales of non-recurring services. We completed the acquisition of Copesan on March 30, 2018. Beginning on March 31, 2019, Copesan is included in our evaluation of organic revenue growth. Commercial pest control revenue also increased 11 percent from acquisitions completed during the last 12 months, the most significant of which was Assured Environments, an acquisition completed in January 2019.

Termite revenue, including wildlife exclusion, crawl space encapsulation and attic insulation, which are managed as a component of our termite line of business, increased five percent compared to prior year, primarily reflecting an increase in home services new unit sales and improved price realization. In the three months ended June 30, 2019, termite renewal revenue comprised 46 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

Revenue growth for the three months ended June 30, 2019 was negatively impacted by approximately $3 million due to wet weather conditions and flooding that affected low margin product sales and branch operations and lead flow, primarily in termite completion revenue.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended June 30, 2018	$110
Impact of change in revenue	7
Sales and marketing	(2)
Production labor	2
Damage claims	(2)
Investments in growth	(4)
Spin-off dis-synergies	(4)
Incentive compensation	(1)
Fuel, bad debt and other	(5)
Impact of acquisitions	6
Three Months Ended June 30, 2019	$106

The increase in sales and marketing costs was driven by targeted investments to drive sales growth. The decrease in production labor was driven by improved labor management. The increase in damage claims was driven by increased termite warranty claims, primarily in the Gulf Coast region. The increase in investments in growth primarily includes our partnership with Salesforce to replace legacy operating systems, investments to optimize our commercial pest business and investments to transform our operating model. The increase in spin-off dis-synergies represents increased corporate allocations to Terminix as a result of the American Home Shield spin-off.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The Terminix segment reported an 11 percent increase in revenue and a four percent decrease in Adjusted EBITDA for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Revenue

Revenue by service line is as follows:

	Six Months Ended
	June 30,

(In millions)	2019	2018	Growth		Acquired		Organic
Residential Pest Control	$346	$306	$40	13%	$24	8%	$16	5%
Commercial Pest Control	188	150	38	25%	37	24%	1	1%
Termite and Home Services	317	303	15	5%	4	1%	10	3%
Other	41	39	2	5%	—	—%	2	5%
	$892	$798	$94	12%	$64	8%	$30	4%
Fumigation	22	25	(4)	(15)%	—	—%	(4)	(15)%
Total revenue	$914	$823	$90	11%	$64	8%	$26	3%

Residential pest control revenue increased 13 percent. Residential pest control organic revenue growth was five percent, reflecting improved price realization, unit growth in mosquito services and higher customer retention, offset, in part, by lower new sales units in core pest. Residential pest control revenue also increased eight percent from acquisitions completed during the last 12 months.

Commercial pest control revenue increased 25 percent. Commercial pest control organic revenue growth was one percent, reflecting growth at Copesan in the three months ended June 30, 2019. We completed the acquisition of Copesan on March 30, 2018. Beginning on March 31, 2019, Copesan is included in our evaluation of organic revenue growth. The remaining organic growth was driven by higher customer retention and higher price realization, offset, in part, by lower sales of non-recurring services. Commercial pest control revenue also increased 24 percent from acquisitions completed during the last 12 months and included Copesan for the three months ended March 31, 2019.

Termite revenue, including wildlife exclusion, crawl space encapsulation and attic insulation, which are managed as a component of our termite line of business, increased five percent compared to prior year, primarily reflecting an increase in home services new unit sales and improved price realization. In the six months ended June 30, 2019, termite renewal revenue comprised 49 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

Revenue growth for the three months ended June 30, 2019 was negatively impacted by approximately $3 million due to wet weather conditions and flooding that affected low margin product sales and branch operations and lead flow, primarily in termite completion revenue. The three months ended March 31, 2019 and 2018 were each negatively impacted by approximately $3 million due to unfavorable weather conditions.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Six Months Ended June 30, 2018	$196
Impact of change in revenue	13
Sales and marketing	(4)
Production labor	1
Damage claims	(1)
Investments in growth	(9)
Spin-off dis-synergies	(7)
Incentive compensation	(2)
Investments in training	(2)
Fuel, bad debt and other	(6)
Impact of acquisitions	10
Six Months Ended June 30, 2019	$189

The increase in sales and marketing costs was driven by targeted investments to drive sales growth. The decrease in production labor was driven by improved labor management. The increase in damage claims was driven by increased termite warranty claims, primarily in the Gulf Coast region. The increase in investments in growth primarily includes our partnership with Salesforce to replace legacy operating systems, investments to optimize our commercial pest business and investments to transform our operating model. The increase in spin-off dis-synergies represents increased corporate allocations to Terminix as a result of the American Home Shield spin-off. The impact of acquisitions represents the increase in relatively low margin revenue from Copesan, which is reflected within Impact of acquisitions above for activity the three months ended March 31, 2019 only. We expect the Adjusted EBITDA contribution from Copesan and other acquisitions to increase in the future as we continue to drive synergies, leveraging world-class service capabilities from Copesan and our service partners, and working towards systematically incorporating those service capabilities into our owned branch locations.

ServiceMaster Brands Segment

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The ServiceMaster Brands segment, which consists of the ServiceMaster Restore (disaster restoration), ServiceMaster Clean (commercial cleaning), Merry Maids (residential cleaning), Furniture Medic (cabinet and furniture repair) and AmeriSpec (home inspection) businesses, reported a two percent increase in revenue and a two percent increase in Adjusted EBITDA for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Revenue

Revenue by service line is as follows:

	Three Months Ended		% of	% of
	June 30,		Revenue	Revenue
(In millions)	2019	2018	2019	2018
Royalty Fees	$35	$35	53%	55%
Commercial Cleaning National Accounts	19	16	29	26
Sales of Products	3	4	5	6
Other	8	8	13	13
Total revenue	$65	$64	100%	100%

The increase in revenue from commercial cleaning national accounts was driven by increased sales activity.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended June 30, 2018	$24
Sales and marketing	1
Three Months Ended June 30, 2019	$24

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The ServiceMaster Brands segment reported a three percent increase in revenue and a two percent increase in Adjusted EBITDA for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Revenue

Revenue by service line is as follows:

	Six Months Ended		% of	% of
	June 30,		Revenue	Revenue
(In millions)	2019	2018	2019	2018
Royalty Fees	$69	$68	54%	55%
Commercial Cleaning National Accounts	36	31	28	25
Sales of Products	6	7	5	6
Other	16	17	12	14
Total revenue	$128	$123	100%	100%

The increase in royalty fees was driven by higher disaster restoration services due to focused sales efforts to commercial segment customers. The increase in revenue from commercial cleaning national accounts was driven by increased sales activity.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Six Months Ended June 30, 2018	$46
Sales and marketing	1
Spin-off dis-synergies	(1)
Six Months Ended June 30, 2019	$47

Corporate

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Adjusted EBITDA for Corporate for the three months ended June 30, 2019 was relatively flat when compared to the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Adjusted EBITDA for Corporate for the six months ended June 30, 2019 increased $3 million when compared to the six months ended June 30, 2018, primarily attributable to favorable claims results in our automobile, general liability and workers’ compensation program.

Costs Historically Allocated to American Home Shield

We have historically incurred the cost of certain corporate-level activities which we performed on behalf of our businesses, including American Home Shield, such as executive functions, communications, public relations, finance and accounting, tax treasury, internal audit, human resources operations and benefits, risk management and insurance, supply management, real estate management, legal, marketing, facilities, information technology and other general corporate support services. The cost of such activities were historically allocated to our segments, including American Home Shield. Certain corporate expenses which were historically allocated to the American Home Shield business are not permitted to be classified as discontinued operations under GAAP (“Historically Allocated Services”). Such Historically Allocated Services amounted to $11 million and $22 million for the three and six months ended June 30, 2018, and are included in Corporate through the date of the Separation.

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

Liquidity and Capital Resources

Liquidity

A portion of our liquidity needs are due to service requirements on our indebtedness. The agreements governing our term loan facility maturing November 8, 2023 and revolving credit facility (the “Revolving Credit Facility”) maturing November 8, 2021 (together, the “Credit Facilities”) contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of June 30, 2019, we were in compliance with the covenants under the agreements that were in effect on such date.

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

On March 12, 2019, we borrowed an aggregate principal amount of $600 million under a short-term credit facility to effectuate a debt-for-equity exchange of our Frontdoor retained shares. The proceeds of this short-term credit facility were used to repay $468 million aggregate principal amount of term loans outstanding under our senior secured term loan facility in March and April of 2019. Such prepayments resulted in a loss on extinguishment of debt of $4 million for the six months ended June 30, 2019.

On March 27, 2019, we completed a non-cash debt-for-equity exchange in which we exchanged the 16.7 million retained shares of Frontdoor common stock (proceeds of $486 million, net), plus used $114 million of proceeds from the short-term credit facility, to extinguish $600 million of our indebtedness under the short-term credit facility. The sale of the Frontdoor common stock resulted in a realized gain of $40 million, which was recorded within Realized (gain) on investment in frontdoor, inc. on the condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2019.

In March 2019, we purchased approximately $7 million in aggregate principal amount of our 7.45% notes maturing in 2027 at a price of 105.5% and $3 million in aggregate principal amount of our 7.25% notes maturing in 2038 at a price of 99.5% using available cash. The repurchased notes were delivered to the trustee for cancellation. In connection with these partial repurchases, we recorded a loss on extinguishment of debt of $2 million in the six months ended June 30, 2019.

In April 2019, we purchased $1 million in aggregate principal amount of our 7.45% notes maturing in 2027 at a price of 105.5%.

The proceeds from and the use of proceeds in connection with the debt-for-equity exchange are as follows:

(in millions)
Proceeds from the short-term credit facility	$600
Proceeds from the Frontdoor common shares retained, net of $16 million of fees paid	486
Total proceeds	$1,086

Repayment of the term loan facility, including loss on extinguishment of det of $4 million	$(472)
Debt-for-equity exchange using net proceeds from the Frontdoor common shares retained	(486)
Repurchase of 2027 and 2038 notes, including loss on extinguishment of debt of $2 million	(12)
Interest and other payments	(1)
Use of cash to retire short-term credit facility	(114)
Total uses	$(1,086)

In connection with the prepayments on our senior secured term loan facility, we terminated $479 million of our interest rate swap, receiving $12 million in connection with the terminations. The fair value of the terminated agreements of $12 million is recorded within accumulated other comprehensive income on the condensed consolidated statements of financial position and will be amortized into interest expense over the original term of the agreement.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Credit Facilities. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. Cash and short- and long-term marketable securities totaled $246 million as of June 30, 2019, compared with $690 million as of December 31, 2018, which included our investment in Frontdoor. As of June 30, 2019, there were $23 million of letters of credit outstanding and $277 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts.

In 2016, our board of directors authorized a three-year share repurchase program (that expired in February 2019), under which we may repurchase up to $300 million of outstanding shares of our common stock. On February 19, 2019, our board of directors approved a three-year extension of the share repurchase plan allowing for an aggregate of $150 million of repurchases though February 19, 2022. As of June 30, 2019, we have repurchased $17 million of outstanding shares under this program, which are included in treasury stock on the condensed consolidated statements of financial position.

Cash and short- and long-term marketable securities include balances associated with a subsidiary borrowing arrangement at our financing subsidiary. See “—Limitations on Distributions and Dividends by Subsidiaries.” As of June 30, 2019, the total net assets subject to these third-party restrictions was $23 million. We expect that such limitations will be in effect for the foreseeable future.

As of June 30, 2019, we had posted $21 million in letters of credit, which were issued under the Revolving Credit Facility, and $89 million of cash, which is included in Restricted cash on the condensed consolidated statements of financial position, as collateral under our automobile, general liability and workers’ compensation insurance program. We may from time to time change the amount of cash or marketable securities used to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program. The amount of cash or marketable securities utilized to satisfy these collateral requirements will depend on the relative cost of the issuance of letters of credit under the Revolving Credit Facility and our cash position. Any change in cash or marketable securities used as collateral would result in a corresponding change in our available borrowing capacity under the Revolving Credit Facility.

Additionally, under the terms of our fuel swap contracts, we are required to post collateral in the event the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the agreement with the counterparty. As of June 30, 2019, the estimated fair value of our fuel swap contracts was less than $1 million, and we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were also issued under the Revolving Credit Facility. The continued use of letters of credit for this purpose in the future could limit our ability to post letters of credit for other purposes and could limit our borrowing availability under the Revolving Credit Facility. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

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

Fleet and Equipment Financing Arrangements

We have entered into a fleet management services agreement (the “Fleet Agreement”) which, among other things, allows us to obtain fleet vehicles through a leasing program. We expect to fulfill substantially all of our vehicle fleet needs through the leasing program under the Fleet Agreement. For the six months ended June 30, 2019, we acquired $23 million of vehicles through the leasing program under the Fleet Agreement. All leases under the Fleet Agreement are finance leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement.

Additionally, a portion of our property and equipment is leased through programs outside the scope of the Fleet Agreement. For the six months ended June 30, 2019, no property and equipment was acquired through these incremental leasing programs. We anticipate new lease financings, including the Fleet Agreement and incremental leasing programs, for the full year 2019 will range from $35 million to $45 million.

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

Furthermore, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to a subsidiary borrowing arrangement at our financing subsidiary. As of June 30, 2019, the total net assets subject to these third-party restrictions was $23 million. We expect that such limitations will be in effect for the foreseeable future. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

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

	Six Months Ended
	June 30,
(In millions)	2019	2018
Net cash provided from (used for):
Operating activities	$158	$138
Investing activities	(121)	(182)
Financing activities	(32)	(104)
Discontinued operations	(2)	122
Cash increase (decrease) during the period	$3	$(25)

Operating Activities

Net cash provided from operating activities from continuing operations increased $20 million to $158 million for the six months ended June 30, 2019 compared to $138 million for the six months ended June 30, 2018.

Net cash provided from operating activities for the six months ended June 30, 2019 comprised $171 million in earnings adjusted for non-cash charges, offset, in part, by $13 million in payments related to restructuring and fumigation matters and a $1 million increase in cash required for working capital (a $6 million increase excluding the working capital impact of accrued interest and taxes). For the six months ended June 30, 2019, working capital requirements were favorably impacted by seasonal activity and the timing of interest and income tax payments.

Net cash provided from operating activities for the six months ended June 30, 2018 comprised $129 million in earnings adjusted for non-cash charges, offset, in part, by $8 million in payments related to restructuring, and a $18 million decrease in cash required for working capital (a $3 million increase excluding the working capital impact of accrued interest and taxes). For the six months ended June 30, 2018, working capital requirements were favorably impacted by seasonal activity and the timing of income tax payments.

Investing Activities

Net cash used for investing activities from continuing operations was $121 million for the six months ended June 30, 2019, compared to $182 million for the six months ended June 30, 2018.

Cash paid for business acquisitions, which decreased to $119 million, net of $1 million of cash acquired, for the six months ended June 30, 2019, from $149 million, net of $1 million of cash acquired, for the six months ended June 30, 2018. We expect to continue our tuck-in acquisition program at Terminix and to periodically evaluate other strategic acquisitions.

Capital expenditures decreased to $15 million for the six months ended June 30, 2019 from $35 million ($28 million net of government grants) in the six months ended June 30, 2018 and included recurring capital needs, information technology projects, and a reduction in Global Service Center relocation costs. We anticipate capital expenditures for the full year 2019 will range from $35 million to $45 million, reflecting recurring capital needs. We expect to fulfill our ongoing vehicle fleet needs through vehicle finance leases. We have no additional material capital commitments at this time.

Cash flows received from the sale and maturity of securities for the six months ended June 30, 2019 totaled $3 million and was driven by the sale of equity securities. There was no cash received from the sale and maturity of securities for the six months ended June 30, 2018.

Cash flows received for notes receivable, net, for the six months ended June 30, 2019 totaled $10 million. Cash flows used for notes receivable, net, for the six months ended June 30, 2018 totaled $5 million. This was a result of a net increase in financing provided by our financing subsidiary to our franchisees and retail customers of our operating units and collections from other long-term financing arrangements.

Financing Activities

Net cash used for financing activities from continuing operations was $32 million and $104 million for the six months ended June 30, 2019 and 2018, respectively.

During the first quarter of 2019, we completed a debt-for-equity exchange which resulted in $600 million of borrowings of debt under a short-term credit facility, $472 million of repayments of our senior secured term loan facility and $114 million of repayments under a short-term credit facility. In addition, we repaid $14 million of other debt.

During the six months ended June 30, 2019, we completed a debt-for-equity exchange and made other debt payments which impacted net cash used for financing activities as follows:

(in millions)
Proceeds from the short-term credit facility	$600

Repayment of the term loan facility, including prepayment penalty of $4 million	$(472)
Repurchase of 2027 and 2038 notes, including prepayment penalty of $2 million	(12)
Use of cash to retire short-term credit facility	(114)
Total uses	(599)
Other debt payments	(25)
Total payments of debt	$(624)

During the six months ended June 30, 2019, we repurchased $17 million of common stock and received $9 million from the issuance of common stock through the exercise of stock options. During the six months ended June 30, 2018, we made scheduled principal payments on long-term debt of $110 million, which included a $79 million payment upon maturity of the 2018 Notes using cash on hand from operations and received $6 million from the issuance of common stock upon the exercise of stock options.

Contractual Obligations

Our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”) includes disclosures of our contractual obligations and commitments as of December 31, 2018. As indicated above, in connection with the debt-for-equity exchange transaction, we repaid $468 million of our outstanding term loan debt. In addition, we continue to make the contractually required payments, and, therefore, the 2019 obligations and commitments as listed in our 2018 Form 10-K have been reduced by the required payments and the debt-for-equity exchange.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any significant off-balance sheet arrangements.

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

•our ability to successfully implement our business strategies;

•our ability to attract and retain key personnel, including our ability to attract, retain and maintain positive relations with trained workers and third-party contractors;

•risks associated with acquisitions, including, without limitation, retaining customers from businesses acquired, difficulties in integrating acquired businesses and achieving expected synergies therefrom;

•resolution of fumigation related matters;

•lawsuits, enforcement actions and other claims by third parties or governmental authorities;

•compliance with, or violation of, environmental, health and safety laws and regulations;

•cyber security breaches, disruptions or failures in our information technology systems and our failure to protect the security of personal information about our customers;

•adverse weather conditions;

•weakening general economic conditions, unemployment and consumer confidence or spending levels;

•our ability to generate the cash needed to fund our operations and service our debt obligations;

•adverse credit and financial markets impeding access, increasing financing costs or causing our customers to incur liquidity issues leading to some of our services not being purchased or cancelled;

•increase in prices for fuel and raw materials, and in minimum wage levels;

•changes in the source and intensity of competition in our market segments;

•our franchisees, subcontractors, third-party distributors and vendors taking actions that harm our business;

•changes in our services or products;

•our ability to protect our intellectual property and other material proprietary rights;

•negative reputational and financial impacts resulting from future acquisitions or strategic transactions;

•laws and governmental regulations increasing our legal and regulatory expenses;

•increases in interest rates increasing the cost of servicing our indebtedness;

•increased borrowing costs due to lowering or withdrawal of the ratings, outlook or watch assigned to our debt securities;

•restrictions contained in our debt agreements;

•the effects of our indebtedness and the limitations contained in the agreements governing such indebtedness; and

•other factors described in this report and from time to time in documents that we file with the SEC.

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

Interest Rate Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. In our opinion, other than the impact of our repayment of $468 million of our term loan facility and the termination of $479 million of our interest rate swap, the market risk associated with our remaining debt obligations and other significant instruments as of June 30, 2019 has not materially changed from December 31, 2018 (see Item 7A of the 2018 Form 10-K).

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 12 million gallons of fuel in 2019. As of June 30, 2019, a 10 percent change in fuel prices would result in a change of approximately $2 million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of June 30, 2019, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $30 million, maturing through 2020. The estimated fair value of these contracts as of June 30, 2019 was less than $1 million. These fuel swap contracts provide a fixed price for approximately 79 percent and 59 percent of our estimated fuel usage for the remainder of 2019 and 2020 respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer, Nikhil M. Varty, and Senior Vice President and Chief Financial Officer, Anthony D. DiLucente, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Varty and DiLucente have concluded that both the design and operation of our disclosure controls and procedures were effective as of June 30, 2019.

Changes in internal control over financial reporting

No changes in our internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF REGISTERED SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total number of	Maximum dollar value
			shares purchased as	of shares that may yet
			part of publicly	be purchased under
	Total number of	Average price	announced plans or	the plans or programs
Period	shares purchased	paid per share	programs	(in millions)(1)
April 1, 2019 through April 30, 2019	95,445	$47.96	95,445	$144
May 1, 2019 through May 31, 2019	99,990	52.44	99,990	138
June 1, 2019 through June 30, 2019	90,900	53.56	90,900	134
Total	286,335	$51.30	286,335	$134

___________________________________

(1)On February 23, 2016, our board of directors authorized a three-year share repurchase program (that expired February 23, 2019), under which we were authorized to repurchase up to $300 million of outstanding shares of our common stock. Of the total amount authorized, $155 million was remaining on the date the program expired. On February 19, 2019, our board of directors approved a three-year extension of the share repurchase plan allowing for an aggregate of $150 million of repurchases through February 19, 2022.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1#*	Separation Agreement and General Release entered into with Mary Kay Wegner, dated May 16, 2019.
10.2#*	Schedule of Signatories to a Director Indemnification Agreement.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Extension Presentation Linkbase
104*	The cover page from ServiceMaster’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included in Exhibit 101).

___________________________________

# Denotes management compensatory plans, contracts or arrangements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2019

SERVICEMASTER GLOBAL HOLDINGS, INC.
(Registrant)

By:	/s/ Anthony D. DiLucente
Anthony D. DiLucente
Senior Vice President and Chief Financial Officer (Principal Financial Officer)