Form 10-Q
period 2019-09-30
SERVICEMASTER GLOBAL HOLDINGS INC
filed 2019-11-06
CIK 1428875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2019: 135,618,768 shares of common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$528	$496	$1,570	$1,443
Cost of services rendered and products sold	305	278	869	776
Selling and administrative expenses	149	146	436	417
Amortization expense	7	6	19	14
Acquisition-related costs	8	1	12	2
Fumigation related matters	—	1	—	1
Restructuring and other charges	5	1	15	13
Realized (gain) on investment in frontdoor, inc.	—	—	(40)	—
Interest expense	19	33	64	107
Interest and net investment income	(1)	(3)	(5)	(4)
Loss on extinguishment of debt	—	10	6	10
Income from Continuing Operations before Income Taxes	35	25	193	107
Provision for income taxes	9	7	39	32
Income from Continuing Operations	26	18	155	74
Gain (loss) from discontinued operations, net of income taxes	—	53	(1)	133
Net Income	$25	$71	$154	$207
Total Comprehensive Income	$18	$74	$141	$224
Weighted-average common shares outstanding - Basic	135.8	135.6	135.9	135.4
Weighted-average common shares outstanding - Diluted	136.5	136.0	136.5	135.8
Basic Earnings Per Share:
Income from Continuing Operations	$0.19	$0.13	$1.14	$0.55
Gain (loss) from discontinued operations, net of income taxes	—	0.39	—	0.98
Net Income	0.19	0.52	1.13	1.53
Diluted Earnings Per Share:
Income from Continuing Operations	$0.19	$0.13	$1.13	$0.55
Gain (loss) from discontinued operations, net of income taxes	—	0.39	—	0.98
Net Income	0.19	0.52	1.13	1.52

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2019	2018
Assets:
Current Assets:
Cash and cash equivalents	$140	$224
Investment in frontdoor, inc.	—	445
Receivables, less allowances of $24 and $21, respectively	214	186
Inventories	45	45
Prepaid expenses and other assets	72	61
Total Current Assets	470	962
Other Assets:
Property and equipment, net	208	201
Operating lease right-of-use assets	98	—
Goodwill	2,206	1,956
Intangible assets, primarily trade names, service marks and trademarks, net	1,718	1,588
Restricted cash	89	89
Notes receivable	47	43
Long-term marketable securities	19	21
Deferred customer acquisition costs	103	77
Other assets	60	87
Total Assets	$5,017	$5,023
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$129	$89
Accrued liabilities:
Payroll and related expenses	61	60
Self-insured claims and related expenses	48	58
Accrued interest payable	21	14
Other	72	61
Deferred revenue	99	95
Current portion of lease liability	18	—
Current portion of long-term debt	56	49
Total Current Liabilities	505	425
Long-Term Debt	1,398	1,727
Other Long-Term Liabilities:
Deferred taxes	507	484
Other long-term obligations, primarily self-insured claims	158	182
Long-term lease liability	113	—
Total Other Long-Term Liabilities	778	666
Commitments and Contingencies (Note 6)
Stockholders' Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 147,841,177 shares issued and 135,705,232 outstanding at September 30, 2019 and 147,209,928 shares issued and 135,687,558 outstanding at December 31, 2018)	2	2
Additional paid-in capital	2,330	2,309
Retained Earnings	313	156
Accumulated other comprehensive (loss) income	(8)	5
Less common stock held in treasury, at cost (12,135,945 shares at September 30, 2019 and 11,552,370 shares at December 31, 2018)	(300)	(267)
Total Stockholders' Equity	2,337	2,204
Total Liabilities and Stockholders' Equity	$5,017	$5,023

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions)

				Retained	Accumulated
			Additional	Earnings	Other
		Common	Paid-in	(Accumulated	Comprehensive	Treasury		Total
	Shares	Stock	Capital	Deficit)	(Loss) Income	Shares	Amount	Equity
Balance December 31, 2017	147	$2	$2,321	$(895)	$5	(12)	$(267)	$1,167
Net income	—	—	—	40	—	—	—	40
Other comprehensive income, net of tax	—	—	—	—	10	—	—	10
Total comprehensive income	—	—	—	40	10	—	—	50
Cumulative effect of accounting changes	—	—	—	14	2	—	—	16
Exercise of stock options	—	—	2	—	—	—	—	2
Stock-based employee compensation	—	—	4	—	—	—	—	4
Balance March 31, 2018	147	$2	$2,328	$(841)	$17	(12)	$(267)	$1,239
Net income	—	—	—	96	—	—	—	96
Other comprehensive income, net of tax	—	—	—	—	3	—	—	3
Total comprehensive income	—	—	—	96	3	—	—	99
Exercise of stock options	—	—	4	—	—	—	—	4
Stock-based employee compensation	—	—	4	—	—	—	—	4
Balance June 30, 2018	147	$2	$2,336	$(745)	$20	(12)	$(267)	$1,346
Net income	—	—	—	71	—	—	—	71
Other comprehensive income, net of tax	—	—	—	—	3	—	—	3
Total comprehensive income	—	—	—	71	3	—	—	74
Stock-based employee compensation	—	—	3	—	—	—	—	3
Balance September 30, 2018	147	$2	$2,339	$(674)	$23	(12)	$(267)	$1,423

Balance December 31, 2018	147	$2	$2,309	$156	$5	(12)	$(267)	$2,204
Net income	—	—	—	70	—	—	—	70
Other comprehensive loss, net of tax	—	—	—	—	(2)	—	—	(2)
Total comprehensive income (loss)	—	—	—	70	(2)	—	—	68
Exercise of stock options	—	—	5	—	—	—	—	5
Stock-based employee compensation	—	—	4	—	—	—	—	4
Repurchase of common stock	—	—	—	—	—	—	(2)	(2)
Balance March 31, 2019	148	$2	$2,318	$226	$3	(12)	$(269)	$2,280
Net income	—	—	—	59	—	—	—	59
Other comprehensive loss, net of tax	—	—	—	—	(4)	—	—	(4)
Total comprehensive income (loss)	—	—	—	59	(4)	—	—	55
Exercise of stock options	—	—	4	—	—	—	—	4
Stock-based employee compensation	—	—	4	—	—	—	—	4
Repurchase of common stock	—	—	—	—	—	—	(15)	(15)
Balance June 30, 2019	148	$2	$2,326	$285	$(1)	(12)	$(283)	$2,329
Net income	—	—	—	25	—	—	—	25
Other comprehensive loss, net of tax	—	—	—	—	(7)	—	—	(7)
Total comprehensive income (loss)	—	—	—	25	(7)	—	—	18
Cumulative effect of accounting changes	—	—	—	3	—	—	—	3
Exercise of stock options	—	—	1	—	—	—	—	1
Stock-based employee compensation	—	—	3	—	—	—	—	3
Repurchase of common stock	—	—	—	—	—	—	(16)	(16)
Balance September 30, 2019	148	$2	$2,330	$313	$(8)	(12)	$(300)	$2,337

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2019	2018
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	$313	$563
Cash Flows from Operating Activities from Continuing Operations:
Net Income	154	207
Adjustments to reconcile net income to net cash provided from operating activities:
Loss (gain) from discontinued operations, net of income taxes	1	(133)
Depreciation expense	56	54
Amortization expense	19	14
Amortization of debt issuance costs	2	4
Amortization of lease right-of-use assets	14	—
Fumigation related matters	—	1
Payments on fumigation related matters	(2)	(1)
Realized (gain) on investment in frontdoor, inc.	(40)	—
Loss on extinguishment of debt	6	10
Deferred income tax provision	12	21
Stock-based compensation expense	12	10
Gain on sale of marketable securities	(1)	(1)
Restructuring and other charges	15	13
Payments for restructuring and other charges	(15)	(11)
Other	(25)	(9)
Change in working capital, net of acquisitions:
Receivables	(14)	(6)
Inventories and other current assets	(11)	(6)
Accounts payable	21	13
Deferred revenue	1	2
Accrued liabilities	(3)	3
Accrued interest payable	7	4
Current income taxes	3	16
Net Cash Provided from Operating Activities from Continuing Operations	213	204
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(22)	(42)
Government grant fundings for property additions	—	7
Sale of equipment and other assets	1	1
Business acquisitions, net of cash acquired	(345)	(160)
Sales and maturities of available-for-sale securities	3	—
Origination of notes receivable	(84)	(79)
Collections on notes receivable	95	74
Other investments	—	1
Net Cash Used for Investing Activities from Continuing Operations	(352)	(197)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	720	1,000
Payments of debt	(640)	(1,102)
Repurchase of common stock	(33)	—
Issuance of common stock	10	6
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	56	(96)
Cash Flows from Discontinued Operations:
Cash (used for) provided from operating activities	(2)	160
Cash used for investing activities	—	(1)
Cash used for financing activities	—	(24)
Net Cash (Used for) Provided from Discontinued Operations	(2)	136
Cash (Decrease) Increase During the Period	(85)	47
Cash and Cash Equivalents and Restricted Cash at End of Period	$228	$610

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

SERVICEMASTER GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

ServiceMaster Global Holdings, Inc. and its majority-owned subsidiary partnerships, limited liability companies and corporations (collectively, “ServiceMaster,” the “Company,” “we,” “us” and “our”) is a leading provider of essential services to residential and commercial customers in the termite, pest control, cleaning and restoration markets, operating through an extensive service network of more than 8,000 company‑owned locations and franchise and license agreements. Our mission is to simplify and improve the quality of our customers’ lives by delivering services that help them protect and maintain their homes or businesses, typically their most highly valued assets. Our portfolio of well‑recognized brands includes AmeriSpec (home inspections), Copesan (commercial national accounts pest management), Furniture Medic (cabinet and furniture repair), Merry Maids (residential cleaning), Nomor (European pest control), ServiceMaster Clean (commercial cleaning), ServiceMaster Restore (restoration), Terminix (residential termite and pest control) and Terminix Commercial (commercial termite and pest control). All consolidated Company subsidiaries are wholly-owned. Intercompany transactions and balances have been eliminated.

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

The American Home Shield Segment is reported in this Quarterly Report on Form 10-Q in discontinued operations.

Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our 2018 Form 10-K. There have been no material changes to the significant accounting policies for the three and nine months ended September 30, 2019, other than those described below.

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (codified within FASB Accounting Standards Codification (“ASC”) 842) which is the final standard on accounting for leases. In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, which amend ASU 2016-02 to provide companies an alternative transition method whereby it may elect to recognize and measure leases by applying the cumulative impact of adopting ASU 2016-02 to the opening retained earnings balance in the period of adoption, thereby removing the requirement that the financial statements of prior periods be restated. We utilized this alternative transition method. While both lessees and lessors are affected by the new guidance, the effects on lessees are much more significant. The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. Entities are required to use a modified retrospective approach to adopt the guidance. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. We adopted the new lease guidance effective January 1, 2019, and elected certain of the available practical expedients upon adoption. See Note 13 for further discussion of our lease assets and liabilities.

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangements plus any optional renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The amendments in ASU 2018-15 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We early adopted this ASU on January 1, 2019, resulting in the capitalization of certain development costs of approximately $9 million as of September 30, 2019, primarily related to our implementation of Salesforce to replace legacy operating systems.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018, with relief provided for filings made shortly after the final rule’s effective date in SEC Question 105.09 of the Exchange Act Forms C&DIs. We adopted this final rule on November 5, 2018, and modified our disclosures as necessary, which included the presentation of a condensed consolidated statement of stockholders’ equity for the three and nine months ended September 30, 2019 and 2018.

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

Note 3. Revenues

Effective January 1, 2018, we adopted ASC 606, “Revenue from Contracts with Customers,” using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. During the quarter ended September 30, 2019, we corrected our calculation of deferred tax assets related to the adoption of ASC 606. As a result, approximately $3 million was recognized in Retained earnings in the condensed consolidated statements of financial position.

The following table presents our reportable segment revenues, disaggregated by revenue source. We disaggregate revenue from contracts with customers into major product lines. We have determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. On April 1, 2019, we divested the assets associated with our fumigation service line and now provide fumigation services to our customers through arrangements with independent third parties. Revenue related to fumigation completion services and the related renewals (the “Fumigation Services”) is shown in Fumigation below and prior period amounts related to the Fumigation Services have been reclassified from Termite and Home Services to Fumigation to conform to the current period presentation. Additionally, prior period revenue for Residential Pest Control and Commercial Pest Control has been reclassified to conform to the current period presentation of acquired branches as commercial or residential based on the current reporting structure at Terminix.

As noted in the business segment reporting information in Note 16, our reportable segments are Terminix and ServiceMaster Brands.

	Terminix		ServiceMaster Brands		Corporate and Other Operations		Total
	Three months ended		Three months ended		Three months ended		Three months ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2019	2018	2019	2018	2019	2018	2019	2018
Major service line
Residential Pest Control	$189	$178	$—	$—	$—	$—	$189	$178
Commercial Pest Control	105	93	—	—	—	—	105	93
Termite and Home Services	133	129	—	—	—	—	133	129
Royalty Fees	—	—	32	31	—	—	32	31
Commercial Cleaning and other National Accounts	—	—	18	17	—	—	18	17
Sales of Products and Other	24	22	13	12	—	—	37	34
Fumigation	11	14	—	—	—	—	11	14
European Pest Control	—	—	—	—	4	—	4	—
Total	$461	$436	$63	$60	$4	$—	$528	$496

	Terminix		ServiceMaster Brands		Corporate and Other Operations		Total
	Nine months ended		Nine months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2019	2018	2019	2018	2019	2018	2019	2018
Major service line
Residential Pest Control	$535	$484	$—	$—	$—	$—	$535	$484
Commercial Pest Control	293	243	—	—	—	—	293	243
Termite and Home Services	450	432	—	—	—	—	450	432
Royalty Fees	—	—	101	99	—	—	101	99
Commercial Cleaning and other National Accounts	—	—	54	48	—	—	54	48
Sales of Products and Other	64	61	36	36	—	—	100	97
Fumigation	33	40	—	—	—	—	33	40
European Pest Control	—	—	—	—	4	—	4	—
Corporate	—	—	—	—	1	1	1	1
Total	$1,375	$1,259	$191	$183	$4	$1	$1,570	$1,443

Corporate and Other Operations

Beginning in the quarter ended September 30, 2019, Corporate and Other Operations includes our pest control operations in Europe and our financing subsidiary. As of September 30, 2019, this includes our September 6, 2019 acquisition of Nomor, which provides pest control services throughout Sweden and Norway.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contracts with customers are generally for a period of one year or less and are generally renewable. We record a receivable related to revenue recognized on services once we have an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivables are recorded within Receivables, less allowances, on the condensed consolidated statements of financial position. The current portion of Notes receivable, which represents amounts financed for customers through our financing subsidiary, are included within Receivables, less allowances, on the condensed consolidated statement of financial position and totaled $45 million and $42 million as of September 30, 2019 and December 31, 2018, respectively.

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. For Terminix, amounts are recognized as revenue upon completion of services.

Deferred revenue by reportable segment was as follows:

	As of	As of
(In millions)	September 30, 2019	December 31, 2018
Terminix	$96	$91
ServiceMaster Brands(1)	9	11
Total	$105	$101

___________________________________

(1)Includes approximately $6 million and $7 million of ServiceMaster Brands Deferred revenue included within Other long-term obligations, primarily self-insurance claims on the condensed consolidated statement of financial position as of September 30, 2019 and December 31, 2018, respectively.

Changes in deferred revenue for the nine months ended September 30, 2019 and 2018 were as follows:

(In millions)	Deferred revenue
Balance, December 31, 2018	$101
Deferral of revenue	106
Recognition of deferred revenue	(102)
Balance, September 30, 2019	$105

Balance, January 1, 2018	$101
Deferral of revenue	114
Recognition of deferred revenue	(111)
Balance, September 30, 2018	$104

There was approximately $12 million and $59 million of revenue recognized in the three and nine months ended September 30, 2019, respectively, that was included in the deferred revenue balance as of December 31, 2018. There was approximately $12 million and $61 million of revenue recognized in the three and nine months ended September 30, 2018, respectively, that was included in the deferred revenue balance as of January 1, 2018, the date we adopted ASC 606.

Note 4. Restructuring and Other Charges

Restructuring Charges

We incurred restructuring charges of $3 million ($2 million, net of tax) and $1 million ($1 million, net of tax) in the three months ended September 30, 2019 and 2018, respectively. We incurred restructuring charges of $13 million ($10 million, net of tax) in each of the nine months ended September 30, 2019 and 2018. Restructuring charges were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Terminix(1)	$1	$—	$4	$2
ServiceMaster Brands(2)	—	—	2	1
Corporate and Other Operations(3)	1	—	6	3
Global Service Center relocation(4)	—	—	1	8
Total restructuring charges	$3	$1	$13	$13

___________________________________

(1)For the three and nine months ended September 30, 2019, these charges included $1 million and $4 million, respectively, of severance and other costs. Severance and other costs of $1 million were unpaid and accrued as of September 30, 2019, which includes amounts previously accrued as of December 31, 2018. For the nine months ended September 30, 2018, restructuring charges included $2 million of severance and other costs.

(2)For the nine months ended September 30, 2019, these charges included $2 million of severance costs, of which less than $1 million were unpaid as of September 30, 2019. For the nine months ended September 30, 2018, these charges included $1 million of severance and other costs.

(3)We have historically made changes on an ongoing basis to enhance capabilities and reduce costs in our corporate functions that provide company-wide administrative services to support operations. For the three and nine months ended September 30, 2019, these charges included $1 million and $5 million, respectively, of professional fees, accelerated depreciation and other costs to enhance capabilities and align corporate functions with those required to support our strategic needs after the American Home Shield spin-off. For the nine months ended September 30, 2019 and 2018, these charges included $1 million and $3 million of severance and other costs. Corporate restructuring costs of $1 million were unpaid and accrued as of September 30, 2019, which includes amounts previously accrued as of December 31, 2018.

(4)For the nine months ended September 30, 2019 and 2018, these charges included lease termination and other charges of $1 million and $8 million, respectively, related to the relocation. Global Service Center relocation costs of $1 million were unpaid and accrued as of September 30, 2019, which includes amounts previously accrued as of December 31, 2018.

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

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities—Other on the unaudited condensed consolidated statements of financial position, is presented as follows:

Accrued
Restructuring
(In millions)	Charges
Balance as of December 31, 2018	$7
Costs incurred	13
Costs paid or otherwise settled	(17)
Balance as of September 30, 2019	$3

Balance as of December 31, 2017	$6
Costs incurred	13
Costs paid or otherwise settled	(11)
Balance as of September 30, 2018	$8

We expect substantially all of our accrued restructuring charges to be paid by December 31, 2019.

Other Charges

Other charges represent professional fees incurred that are not closely associated with our ongoing operations. Other charges were $2 million ($1 million, net of tax) for the three and nine months ended September 30, 2019. We incurred no such other charges for the three and nine months ended September 30, 2018.

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

The charges for the transition services are designed to allow us to fully recover the direct costs of providing the services, plus specified margins and any out-of-pocket costs and expenses. The services provided under the transition services agreement will terminate at various specified times, and in no event later than December 31, 2019. Frontdoor may terminate the transition services agreement (or certain services under the transition services agreement) for convenience upon 90 days written notice, in which case Frontdoor will be required to reimburse us for early termination costs. Under this transition services agreement, in the three and nine months ended September 30, 2019, we recorded approximately $1 million and $2 million, respectively, of fees from Frontdoor, which are included, net of costs incurred, in Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income. Less than $1 million and $1 million of payments were received during the three and nine months ended September 30, 2019, respectively.

The Company and Frontdoor also entered into a sublease agreement for the space Frontdoor retained in our Global Service Center and Memphis customer care center after the spin-off. We recognized approximately $1 million and $2 million, respectively of rental income in the three and nine months ended September 30, 2019, respectively, and less than $1 million and $4 million of other cost reimbursements related to these sublease agreements during the three and nine months ended September 30, 2019, respectively, which were recorded as a reduction of Selling and administrative expenses on the condensed consolidated statements of operations and comprehensive income. Payments received under the sublease agreements for rental income and other cost reimbursements during the three and nine months ended September 30, 2019 totaled approximately $1 million and $6 million, respectively.

Financial Information for Discontinued Operations

Gain from discontinued operations, net of income taxes, for all periods presented includes the operating results of Frontdoor and previously sold businesses.

	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2018	September 30, 2018
Revenue	$377	$979
Cost of services rendered and products sold	203	534
Operating expenses(1)	100	269
Interest and net investment income	—	(1)
Income before income taxes	75	177
Provision for income taxes	22	45
Gain from discontinued operations, net of income taxes	$53	$133

___________________________________

(1)Includes spin-off transaction costs incurred of $8 million and $23 million for the three and nine months ended September 30, 2018.

The following selected financial information of Frontdoor is included in the statements of cash flows as cash flows from discontinued operations:

Nine Months Ended
(In millions)	September 30, 2018
Depreciation	$8
Amortization	6
Capital expenditures	(18)

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

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2018	$111
Provision for self-insured claims	26
Cash payments	(28)
Balance as of September 30, 2019	$108

Balance as of December 31, 2017	$115
Provision for self-insured claims	23
Cash payments	(26)
Balance as of September 30, 2018	$112

Termite damage claim accruals in the Terminix business are recorded based on both the historical rates of claims incurred within a contract year and the cost per claim. Termite damage claims can take years to resolve, and timing can be difficult to predict. Current activity could differ causing a change in estimates.

We have certain liabilities with respect to existing or potential claims, lawsuits and other proceedings. We accrue for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified.

We also have certain liabilities with respect to litigated claims arising from alleged termite damage. We have experienced an increase in such asserted claims, principally related to Formosan termite activity in the Mobile, Alabama area. Due to the uncertainties involved, management is unable to predict the number or nature of possible future claims and proceedings or their outcomes. We investigate each claim as it arises and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified.

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

Note 7. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets, primarily trade names, are not amortized and are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. Our annual assessment date is October 1. There were no impairment charges recorded in the three and nine months ended September 30, 2019 and 2018. There were no accumulated impairment losses recorded as of September 30, 2019. The table below summarizes the goodwill balances for continuing operations by reportable segment and Corporate and Other Operations:

			Corporate and
		ServiceMaster	Other
(In millions)	Terminix	Brands	Operations(1)	Total
Balance as of December 31, 2018	$1,781	$175	$—	$1,956
Acquisitions	78	7	167	251
Impact of foreign exchange rates	—	—	(2)	(2)
Balance as of September 30, 2019	$1,859	$182	$164	$2,206

___________________________________

(1)Corporate and Other Operations includes goodwill related to pest control acquisitions in Europe completed during the nine months ended September 30, 2019. See Note 14 for further discussion of these acquisitions and purchase price allocations.

The table below summarizes the other intangible asset balances for continuing operations:

	As of September 30, 2019			As of December 31, 2018
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$1,482	$—	$1,482	$1,482	$—	$1,482
Customer relationships	593	(418)	176	469	(406)	64
Franchise agreements	88	(75)	13	88	(73)	15
Other	86	(39)	47	62	(35)	27
Total	$2,249	$(531)	$1,718	$2,101	$(513)	$1,588

___________________________________

(1)Not subject to amortization.

For the existing intangible assets, we anticipate amortization expense for the remainder of 2019 and each of the next five years of $6 million, $24 million, $22 million, $20 million, $17 million and $12 million, respectively. These amounts exclude the intangible assets acquired in connection with the European pest control acquisitions completed during the three months ended September 30, 2019, as intangible asset values and the related useful lives have not yet been finalized.

Note 8. Stock-Based Compensation

For each of the three months ended September 30, 2019 and 2018, we recognized stock-based compensation expense of $3 million ($2 million, net of tax) and $2 million ($2 million, net of tax), respectively. For the nine months ended September 30, 2019 and 2018, we recognized stock-based compensation expense of $12 million ($9 million, net of tax) and $10 million ($7 million, net of tax), respectively. These charges are recorded within Selling and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

As of September 30, 2019, there was $29 million of total unrecognized compensation costs related to non-vested stock options, restricted stock units (“RSUs”) and performance share units granted under the Amended and Restated ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). These remaining costs are expected to be recognized over a weighted-average period of 2.15 years.

On February 24, 2015, our board of directors approved and recommended for approval by our stockholders the ServiceMaster Global Holdings, Inc. Employee Stock Purchase Plan (“Employee Stock Purchase Plan”), which became effective for offering periods commencing July 1, 2015. The Employee Stock Purchase Plan was intended to qualify for the favorable tax treatment under Section 423 of the Code. Under the plan, eligible employees of the Company may purchase common stock, subject to IRS limits, during pre-specified offering periods at a discount established by the Company not to exceed 10 percent of the then current fair market value. On April 27, 2015, our stockholders approved the Employee Stock Purchase Plan with a maximum of one million shares of common stock authorized for sale under the plan. On November 3, 2015, we filed a registration statement on Form S-8 under the Securities Act to register the one million shares of common stock that may be issued under the Employee Stock Purchase Plan and, as a result, all shares of common stock acquired under the Employee Stock Purchase Plan will be freely tradable under the Securities Act, unless purchased by our affiliates. Our Compensation Committee amended the Employee Stock Purchase Plan in February 2019 to allow for more frequent purchase periods and to change the allowed 10 percent discount to a company match of 10 percent of employee contributions. The authorized number of shares remaining in the Employee Stock Purchase Plan was not changed from 843,584 and the expiration date of the Employee Stock Purchase Plan was not changed from April 27, 2025. As of September 30, 2019, there were 839,784 shares available for issuance under the Employee Stock Purchase Plan.

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

During the nine months ended September 30, 2019, we terminated $479 million of our interest rate swap and received $12 million from the counterparty. The fair value of the terminated portion of the interest rate swap of $12 million was recorded within accumulated other comprehensive income on the condensed consolidated statements of financial position and is being amortized into interest expense over the original term of the agreement. The remaining unamortized balance at September 30, 2019 is $10 million.

The following tables summarize the activity in accumulated other comprehensive income, net of the related tax effects.

		Unrealized
	Unrealized	Gains (Losses)
	Gains	on Available	Foreign
	(Losses) on	-for-Sale	Currency
(In millions)	Derivatives	Securities	Translation	Total
Balance as of December 31, 2018	$20	$—	$(15)	$5
Other comprehensive income before reclassifications:
Pre-tax amount	(14)	—	(2)	(16)
Tax provision	7	—	—	7
After-tax amount	(7)	—	(2)	(9)
Amounts reclassified from accumulated other comprehensive income(1)	(3)	—	—	(3)
Net current period other comprehensive income	(10)	—	(2)	(13)
Balance as of September 30, 2019	$9	$—	$(18)	$(8)

Balance as of December 31, 2017	$16	$2	$(12)	$5
Reclassification of unrealized gain/loss on equity securities	—	(2)	—	(2)
Reclassification of tax rate change	3	1	—	4
As revised, January 1, 2018	19	—	(12)	7
Other comprehensive income before reclassifications:
Pre-tax amount	25	—	(1)	24
Tax benefit	(7)	—	—	(7)
After-tax amount	18	—	(1)	17
Amounts reclassified from accumulated other comprehensive income(1)	(1)	—	—	(1)
Net current period other comprehensive income	17	—	(1)	16
Balance as of September 30, 2018	$36	$—	$(13)	$23

___________________________________

(1)Amounts are net of tax. Reclassifications out of accumulated other comprehensive income included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Gains (losses) on derivatives:
Fuel swap contracts	$—	$1	$—	$3
Interest rate swap contracts	1	1	4	—
Net losses on derivatives	1	3	4	2
Impact of income taxes	—	(1)	—	(1)
Total reclassifications for the period	$1	$2	$3	$1

Note 10. Supplemental Cash Flow Information

Supplemental information relating to the condensed consolidated statements of cash flows is presented in the following table:

	Nine Months Ended
	September 30,
(In millions)	2019	2018
Cash paid for or (received from):
Interest expense(1)	$55	$95
Interest and dividend income	(2)	(1)
Income taxes, net of refunds	23	40

___________________________________

(1)For the nine months ended September 30, 2019, excludes $12 million received in connection with our partial terminations of the interest rate swap.

As of September 30, 2019 and December 31, 2018, Cash and cash equivalents of $140 million and $224 million, respectively, and Restricted cash of $89 million and $89 million, respectively, as presented on the condensed consolidated statements of financial position represent the amounts comprising Cash and cash equivalents and Restricted cash of $228 million and $313 million, respectively, on the condensed consolidated statement of cash flows.

As of September 30, 2018 and December 31, 2017, Cash and cash equivalents of $216 million and $192 million, respectively, and Restricted cash of $89 million and $89 million, respectively, as presented on the condensed consolidated statements of financial position, and cash related to discontinued operations of $305 million and $282 million, respectively, represent the amounts comprising Cash and cash equivalents and restricted cash of $610 million and $563 million, respectively, on the condensed consolidated statement of cash flows.

We acquired $39 million and $23 million of property and equipment through finance leases and other non-cash financing transactions in each of the nine months ended September 30, 2019 and 2018, respectively, which have been excluded from the condensed consolidated statements of cash flows as non-cash investing and financing activities.

The proceeds from the Frontdoor debt issuances described in Note 12 were retained by the lender in satisfaction of the short-term credit facility and have been excluded from the condensed consolidated statements of cash flows as non-cash financing activities.

The non-cash lease transactions resulting from our adoption of ASC 842 are described in Note 13.

Note 11. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the condensed consolidated statements of financial position. As of September 30, 2019 and December 31, 2018, our marketable securities consisted primarily of a deferred compensation trust (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross realized and unrealized gains and losses of our short- and long-term investments in Debt and Equity securities are as follows:

		Gross Realized	Gross Realized
	Amortized	and Unrealized	and Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
September 30, 2019:
Debt securities	$4	$—	$—	$4
Equity securities	13	2	—	14
Total securities	$17	$2	$—	$19
December 31, 2018:
Debt securities	$4	$—	$—	$4
Equity securities	15	1	—	16
Total securities	$19	$1	$—	$21

We account for Equity securities at fair value with adjustments to fair value recognized in Interest and net investment income in the condensed consolidated statements of operations and comprehensive income. For the nine months ended September 30, 2019, approximately $1 million of unrealized gains were recognized within Interest and net investment income in the condensed consolidated statements of operations and comprehensive income. There were no unrealized gains or losses recognized for the three months ended September 30, 2019. For the nine months ended September 30, 2018, approximately $1 million of unrealized losses were recorded within Interest and net investment income in the condensed consolidated statements of operations and comprehensive income. There were no unrealized gains or losses recognized for the three months ended September 30, 2018.

We periodically review our Debt securities to determine whether there has been an other than temporary decline in value. There were no impairment charges due to declines in the value of these investments for the three and nine months ended September 30, 2019 and 2018.

Additionally, we hold minority interests in several strategic investments that do not have readily determinable fair values and are recorded at cost and are remeasured upon the occurrence of observable price changes or impairments. We account for these investments at fair value with adjustments to fair value recognized in our condensed consolidated statements of operations within Interest and net investment income. The investments are included within Other Assets on the condensed consolidated statements of financial position. At September 30, 2019, the carrying amount of these investments was $4 million.

Note 12. Long-Term Debt

Long-term debt is summarized in the following table:

	As of	As of
	September 30,	December 31,
(In millions)	2019	2018
Senior secured term loan facility maturing in 2023(1)	$170	$637
Revolving credit facility maturing in 2021	120	—
5.125% notes maturing in 2024(2)	742	740
7.45% notes maturing in 2027(3)	166	172
7.25% notes maturing in 2038(3)	40	42
Vehicle finance leases(4)	100	90
Other(5)	116	94
Less current portion	(56)	(49)
Total long-term debt	$1,398	$1,727

__________________________________

(1)As of September 30, 2019 and December 31, 2018, presented net of $1 million and $5 million, respectively, in unamortized debt issuance costs. As of December 31, 2018, presented net of $1 million in unamortized original issue discount paid.

(2)As of September 30, 2019 and December 31, 2018, presented net of $8 million and $10 million, respectively, in unamortized debt issuance costs.

(3)As of September 30, 2019 and December 31, 2018, collectively presented net of $29 million and $33 million, respectively, of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

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

(5)As of September 30, 2019 and December 31, 2018, includes approximately $105 million and $82 million, respectively, of future payments in connection with our acquisitions as further described in Note 14.

Borrowing under the Revolving Credit Facility

On September 5, 2019, we borrowed an aggregate principal amount of $120 million under our revolving credit facility to finance our acquisition of Nomor Holding AB.

Extinguishment of Debt and Repurchase of Notes

On March 12, 2019, we borrowed an aggregate principal amount of $600 million under a short-term credit facility to effectuate a debt-for-equity exchange of our Frontdoor retained shares. The proceeds of this short-term credit facility were used to repay $468 million aggregate principal amount of term loans outstanding under our senior secured term loan facility in March and April of 2019. Such prepayments resulted in a loss on extinguishment of debt of $4 million for the nine months ended September 30, 2019.

On March 27, 2019, we completed a non-cash debt-for-equity exchange in which we exchanged the 16.7 million retained shares of Frontdoor common stock (proceeds of $486 million, net), plus used $114 million of proceeds from the short-term credit facility, to extinguish $600 million of our indebtedness under the short-term credit facility. The sale of the Frontdoor common stock resulted in a realized gain of $40 million, which was recorded within Realized (gain) on investment in frontdoor, inc. on the condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2019.

In March 2019, we purchased approximately $7 million in aggregate principal amount of our 7.45% notes maturing in 2027 at a price of 105.5% and $3 million in aggregate principal amount of our 7.25% notes maturing in 2038 at a price of 99.5% using available cash. The repurchased notes were delivered to the trustee for cancellation. In connection with these partial repurchases, we recorded a loss on extinguishment of debt of $2 million in the nine months ended September 30, 2019.

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

The changes in our interest rate swap agreement, as well as the cumulative interest rate swap outstanding, are as follows:

	Notional
(In millions)	Amount	Fixed Rate(1)
Interest rate swap agreement in effect as of December 31, 2018	$650	1.493%
Terminated	(441)
Interest rate swap agreement in effect as of March 31, 2019	209	1.493%
Terminated	(38)
Interest rate swap agreement in effect as of June 30, 2019 and September 30, 2019	$171	1.493%

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

On October 15, 2019, we terminated the remaining $171 million of our interest rate swap in advance of our debt refinancing.

Refinancing of Indebtedness

On November 5, 2019, the Company closed on an amended $600 million Term Loan B due 2026, as well as a $400 million revolving credit agreement due 2024. The proceeds of the transaction were used to repay approximately $171 million of debt outstanding under its previous Term Loan B due 2023, $120 million outstanding under its previous revolving credit agreement due 2021, as well as $150 million from a recent short-term borrowing entered on October 4, 2019. Concurrently with the refinancing, we entered into a seven year interest rate swap agreement with a notional amount of $550 million. During the term on the agreement, the effective interest rate on $550 million of the new Term Loan B is fixed at a rate of 1.615 percent, plus the incremental borrowing margin of 1.75 percent.

2018

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

On October 1, 2018, in connection with the spin-off of the American Home Shield business, Frontdoor’s senior secured term loan facility and senior notes were included in the transfer of assets and liabilities to Frontdoor, reducing the Company’s total long-term debt by approximately $1 billion.

In the nine months ended September 30, 2018, concurrent with the repayment of $982 million of our term loan facility, we de-designated $7 million of our $650 million interest rate swap.

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

Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments, including fixed non-lease components, over the lease term at commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments and fixed non-lease components is recognized on a straight-line basis over the lease term.

As of September 30, 2019, assets recorded under finance leases were $219 million and accumulated depreciation associated with finance leases was $121 million.

The components of lease expense were as follows:

	Three months ended	Nine months ended
(In millions)	September 30, 2019	September 30, 2019
Finance lease cost
Depreciation of finance lease ROU assets	$9	$25
Interest on finance lease liabilities	1	4
Operating lease cost	7	20
Variable lease cost	1	3
Sublease income	(1)	(2)
Total lease cost	$17	$49

Supplemental cash flow information and other information for leases was as follows:

Nine months ended
(In millions)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$18
Operating cash flows for finance leases	4
Financing cash flows for finance leases	25
ROU assets obtained in exchange for lease obligations:
Operating leases	8
Finance leases	39
Weighted Average Remaining Lease Term (in years):
Operating leases	10.70
Finance leases	3.44
Weighted Average Discount Rate:

Operating leases	5.54%
Finance leases	3.84%

As of September 30, 2019, there was $35 million and $65 million of finance leases included within Current portion of long-term debt and Long-term debt, respectively, on the condensed consolidated statements of financial position. Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

(In millions)	Operating Leases	Finance Leases
Year ended December 31,
2019 (excluding the nine months ended September 30, 2019)	$6	$10
2020	26	36
2021	21	28
2022	19	18
2023	15	11
Thereafter	95	4
Total future minimum lease payments	181	107
Less imputed interest	(50)	(8)
Total	$131	$100

Following is a summary of the future minimum lease payments due under capital and operating leases with terms of more than one year at December 31, 2018:

(In millions)	Operating Leases	Capital Leases
Year ended December 31,
Less than 1 Yr	$17	$31
1 - 3 Yrs	36	46
3 - 5 Yrs	25	14
More than 5 Yrs	67	1
Total future minimum lease payments	$146	$92

As of September 30, 2019, we have additional vehicle finance leases that have not yet commenced of $6 million. These leases are scheduled to commence in 2019 with lease terms generally of five years.

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

During the nine months ended September 30, 2019, we completed 30 acquisitions, including 27 pest control acquisitions, the reacquisition of two ServiceMaster Brands franchisees and a ServiceMaster Brands tuck-in. Of these, 27 were accounted for as business combinations and three as asset acquisitions. We funded approximately $345 million at closing for these acquisitions using available cash on hand and borrowings under our revolving credit facility. Another $14 million of deferred purchase price is due to the sellers between one year and five years from the acquisition dates.

On September 6, 2019, we acquired Nomor, a leading provider of pest control services in Sweden and Norway, for approximately 2 billion Swedish krona (approximately $207 million). This strategic acquisition launches our expansion into the European pest control market. Cash acquired in the acquisition was approximately $9 million. We funded the acquisition using cash on hand and proceeds from a $120 million borrowing under our revolving credit facility. Nomor contributed approximately $4 million of revenue and $1 million of Adjusted EBITDA since the date of acquisition through September 30, 2019. We granted 87,920 of performance shares to Nomor executives in connection with this acquisition. The grant had a grant date fair value of $56.87 per share, which represented the then current fair value of our common stock at the grant date. These performance shares are scheduled to vest on December 31, 2022, based on the achievement of three year cumulative Adjusted EPS and revenue targets established at the grant date and subject to an executive’s continued employment. As the performance shares contain a performance condition, stock-based compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the number of awards expected to vest.

Nomor is included in the condensed consolidated statements of financial position based on an allocation of the purchase price. Given the timing and complexity of this acquisition, the presentation of Nomor in our financial statements, including the allocation of the purchase price, is preliminary and will likely change in future periods, perhaps significantly, as fair value estimates of the assets acquired and liabilities assumed are refined during the measurement period. Specifically, we are still evaluating working capital balances, the intangible and tangible assets acquired, deferred revenue balances, as well as the appropriate useful lives to assign to all assets, including intangibles. The majority of this purchase price allocated to goodwill is not expected to be deductible for income tax purposes. We recognized approximately $4 million as Acquisition-related costs on the condensed consolidated statements of operations and comprehensive income related to our acquisition of Nomor in the three and nine months ended September 30, 2019. We will complete the purchase price allocation no later than the third quarter of 2020.

A preliminary purchase price allocation is as follows (in millions):

Current assets(1)	$19
Property and equipment	6
Goodwill(2)	152
Identifiable intangible assets(3)	94
Current liabilities(4)	(21)
Long-term liabilities(2)	(44)
Total purchase price	$207

___________________________________

(1)Primarily trade receivables and cash.

(2)Includes $20 million of deferred tax liabilities recognized as a result of tax basis differences in intangible assets.

(3)Primarily customer lists.

(4)Primarily advanced collections from customers.

The following unaudited pro forma consolidated financial information presents the combined operations of ServiceMaster and Nomor for the three and nine months ended September 30, 2019 and 2018, as if the acquisition had occurred at the beginning of 2018 (in millions, except per share data):

	(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Consolidated revenue	$537	$508	$1,605	$1,480
Consolidated net income	$29	$71	$160	$205
Basic earnings per share	$0.22	$0.53	$1.18	$1.51
Diluted earnings per share	$0.21	$0.52	$1.17	$1.51

ASC 805, “Business Combinations,” establishes guidelines regarding the presentation of the unaudited pro forma information. Therefore, this unaudited pro forma information is not intended to represent, nor do we believe it is indicative of, the consolidated results of operations of ServiceMaster that would have been reported had the acquisition been completed at the beginning of 2018. This unaudited pro forma information does not give effect to the anticipated business and tax synergies of the acquisition and is not representative or indicative of the anticipated future consolidated results of operations of ServiceMaster.

The unaudited pro forma consolidated financial information reflects our historical financial information and the historical results of Nomor, after the conversion of Nomor’s accounting methods from local reporting standards to U.S. generally accepted accounting principles and adjusted to reflect the acquisition had it been completed as of the beginning of 2018. The most significant adjustments made to the pro forma financial information are the inclusion of $4 million of acquisition-related costs as if incurred in the first quarter of 2018, estimated quarterly interest expense of approximately $1 million related to financing obtained for the transaction and the estimated tax impact related to these pro forma adjustments. The unaudited pro forma financial information includes various assumptions, including those related to the preliminary purchase price allocation, that may be impacted upon the finalization of the purchase price allocation. The tax impact of these adjustments was calculated based on Nomor’s statutory rate.

As a result of all other acquisitions completed during the nine months ended September 30, 2019, we recorded preliminary values of $99 million of goodwill, $56 million of other intangible assets, primarily customer relationships, and $11 million of other assets, primarily trade receivables and fixed assets. Given the timing and complexity of some of the acquisitions, their presentation in our financial statements, including the allocation of the purchase price, is preliminary and will likely change in future periods. Specifically, we are still evaluating working capital balances, the intangible and tangible assets acquired and the appropriate useful lives to assign to all assets. We will complete the purchase price allocations for these acquisitions no later than the third quarter of 2020, and in no instance more than one year from the date of acquisition.

On September 30, 2019, we also completed seven minority investments in pest control companies that are accounted for under the equity method and presented in Other assets on the condensed consolidated statements of financial position.

During the nine months ended September 30, 2018, we completed the acquisition of Copesan and six additional pest control acquisitions which have been accounted for as business combinations and purchased a ServiceMaster Restore master distributor within ServiceMaster Brands which has been accounted for as an asset acquisition in accordance with ASU 2017-01. We funded $161 million at closing for these acquisitions using available cash on hand. An additional $42 million of deferred purchase price and up to $14 million of earnouts contingent on the successful achievement of projected revenue and earnings targets are due to the sellers between one year and five years from the acquisition dates. During the nine months ended September 30, 2019, $4 million was paid related to these earnouts. In connection with these acquisitions, we recorded $145 million of goodwill and $72 of other intangibles, primarily customer lists and reacquired rights. As of September 30, 2019, the purchase price allocations for these acquisitions have been finalized.

Supplemental cash flow information regarding the acquisitions is as follows:

	Nine Months Ended
	September 30,
(In millions)	2019	2018
Assets acquired	$431	$241
Liabilities assumed(1)	(72)	(27)
Net assets acquired	$359	$214

Net cash paid	$345	$160
Seller financed debt	11	42
Contingent earnout	4	12
Purchase price	$359	$214

___________________________________

(1)Includes $21 million and $11 million of deferred tax liabilities recognized as a result of tax basis differences in intangible assets for the nine months ended September 30, 2019 and 2018, respectively.

Subsequent to September 30, 2019, we acquired two commercial pest control companies for approximately $140 million.

Note 15. Income Taxes

As required by ASC 740, “Income Taxes,” we compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from continuing operations before income taxes, except for significant unusual or infrequently occurring items. Our estimated tax rate is adjusted each quarter in accordance with ASC 740.

The effective tax rate on income from continuing operations was 26.5 percent and 28.1 percent for the three months ended September 30, 2019 and 2018, respectively.

The effective tax rate on income from continuing operations was 20.0 percent and 30.3 percent for the nine months ended September 30, 2019 and 2018, respectively. The effective tax rate on income from continuing operations for the nine months ended September 30, 2019, was primarily affected by the disposition of the Frontdoor retained shares in a non-taxable debt-for-equity exchange that was recorded discretely in the three months ended March 31, 2019.

As of both September 30, 2019 and December 31, 2018, we had $15 million of tax benefits primarily reflected in US Federal and state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). Based on information currently available, it is reasonably possible that over the next 12 month period unrecognized tax benefits may decrease by $2 million as the result of settlements of ongoing audits, statute of limitation expirations or final settlements of uncertain tax positions in multiple jurisdictions. Our policy is to recognize interest income, interest expense and penalties related to our tax positions within the tax provision.

Note 16. Business Segment Reporting

Our business is conducted through two reportable segments: Terminix and ServiceMaster Brands.

In accordance with accounting standards for segments, our reportable segments are strategic business units that offer different services. The Terminix segment provides termite and pest control services to residential and commercial customers and distributes pest control products primarily under the Terminix, Terminix Commercial and Copesan brand names. The ServiceMaster Brands segment provides residential and commercial disaster restoration and commercial cleaning services through franchises primarily under the ServiceMaster, ServiceMaster Restore and ServiceMaster Clean brand names, home cleaning services through franchises primarily under the Merry Maids brand name, cabinet and furniture repair primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. Corporate and Other Operations includes our European pest control operations, primarily under our Nomor brand, our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units and our headquarters operations (substantially all of which costs are allocated to our reportable segments), which provide various technology, marketing, finance, legal and other support services to the reportable segments. The composition of our reportable segments is consistent with that used by our chief operating decision maker (the “CODM”) to evaluate performance and allocate resources.

Information regarding the accounting policies used by us are described in our 2018 Form 10-K. We derive substantially all of our revenue from customers and franchisees in the United States with approximately three percent generated in foreign markets. Operating expenses of the business units consist primarily of direct costs and indirect costs allocated from Corporate.

We use Reportable Segment Adjusted EBITDA as our measure of segment profitability. Accordingly, the CODM evaluates performance and allocates resources based primarily on Reportable Segment Adjusted EBITDA. Reportable Segment Adjusted EBITDA is defined as net income before: unallocated corporate expenses; European pest control; costs historically allocated to American Home Shield; (gain) loss from discontinued operations, net of income taxes; provision for income taxes; interest expense; depreciation and amortization expense; acquisition-related costs; fumigation related matters; non-cash stock-based compensation expense; restructuring and other charges; loss on extinguishment of debt; and realized (gain) on investment in frontdoor, inc. European pest control includes the results of our pest control operations in Europe that are recorded within Corporate and Other Operations. Our definition of Reportable Segment Adjusted EBITDA may not be calculated or comparable to similarly titled measures of other companies. We believe Reportable Segment Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives and equity-based, long-term incentive plans.

Information for continuing operations for each reportable segment and Corporate and Other Operations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Revenue:
Terminix	$461	$436	$1,375	$1,259
ServiceMaster Brands	63	60	191	183
Reportable Segment Revenue	$524	$496	$1,566	$1,442
Corporate and Other Operations	4	—	4	1
Total Revenue	$528	$496	$1,570	$1,443
Reportable Segment Adjusted EBITDA:(1)
Terminix	$72	$81	$261	$277
ServiceMaster Brands	22	21	70	67
Reportable Segment Adjusted EBITDA	$95	$102	$330	$344

___________________________________

(1)Presented below is a reconciliation of Net Income to Reportable Segment Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Net Income	$25	$71	$154	$207
Unallocated corporate expenses	(2)	(4)	(6)	(6)
European pest control	(1)	—	(1)	—
Costs historically allocated to American Home Shield	—	11	—	33
Depreciation and amortization expense	26	24	74	68
Acquisition-related costs	8	1	12	2
Fumigation related matters	—	1	—	1
Non-cash stock-based compensation expense	3	2	12	10
Restructuring and other charges	5	1	15	13
Realized (gain) on investment in frontdoor, inc.	—	—	(40)	—
(Gain) loss from discontinued operations, net of income taxes	—	(53)	1	(133)
Provision for income taxes	9	7	39	32
Loss on extinguishment of debt	—	10	6	10
Interest expense	19	33	64	107
Reportable Segment Adjusted EBITDA	$95	$102	$330	$344

Note 17. Fair Value Measurements

The period-end carrying amounts of cash and cash equivalents, receivables, restricted cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported in interest and net investment income in the condensed consolidated statements of operations and comprehensive income. The carrying amount of total debt was $1,454 million and $1,776 million, and the estimated fair value was $1,553 million and $1,791 million as of September 30, 2019 and December 31, 2018, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of September 30, 2019 and December 31, 2018.

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

We have not changed our valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the nine month periods ended September 30, 2019 and 2018.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2019:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$13	$13	$—	$—
Investments in marketable securities	Long-term marketable securities	6	6	—	—
Total financial assets		$19	$19	$—	$—
Financial Liabilities:
Fuel swap contracts	Other accrued liabilities	$1	$—	$—	$1
Interest rate swap contract	Other accrued liabilities	1	—	1	—
Total financial liabilities		$2	$—	$1	$1

As of December 31, 2018:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$13	$13	$—	$—
Investment in Frontdoor	Investment in frontdoor, inc.	445	—	445	—
Investments in marketable securities	Long-term marketable securities	8	8	—	—
Interest rate swap contract	Other assets	30	—	30	—
Total financial assets		$496	$21	$475	$—
Financial Liabilities:
Fuel swap contracts	Other accrued liabilities	$4	$—	$—	$4
Total financial liabilities		$4	$—	$—	$4

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

	Fuel Swap
	Contract
	Assets
(In millions)	(Liabilities)	Location of Gain (Loss) included in Earnings
Balance as of December 31, 2018	$(4)
Total gains (losses) (realized and unrealized)
Included in earnings	—	Cost of services rendered and products sold
Included in other comprehensive income	2
Settlements	—
Balance as of September 30, 2019	$(1)

Balance as of December 31, 2017	$3
Total gains (losses) (realized and unrealized)
Included in earnings	3	Cost of services rendered and products sold
Included in other comprehensive income	1
Settlements	(3)
Balance as of September 30, 2018	$4

The following tables present information relating to the significant unobservable inputs of our Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of September 30, 2019:
Fuel swap contracts	$(1)	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.24 - $2.60	$2.44
As of December 31, 2018:
Fuel swap contracts	$(4)	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.09 - $2.43	$2.26

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

As of September 30, 2019, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $30 million, maturing through 2020. Under the terms of our fuel swap contracts, we are required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of September 30, 2019, we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were issued under the Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. See Note 9 to the condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in accumulated other comprehensive income and for the amounts reclassified out of accumulated other comprehensive income and into earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a gain of $2 million, net of tax, as of September 30, 2019. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

A reconciliation of the amounts included in the computation of basic earnings per share from continuing operations and diluted earnings per share from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2019	2018	2019	2018
Income from continuing operations	$26	$18	$155	$74
Weighted-average common shares outstanding	135.8	135.6	135.9	135.4
Effect of dilutive securities:
RSUs	0.3	0.2	0.3	0.2
Stock options(1)	0.3	0.2	0.3	0.2
Weighted-average common shares outstanding—assuming dilution	136.5	136.0	136.5	135.8
Basic earnings per share from continuing operations	$0.19	$0.13	$1.14	$0.55
Diluted earnings per share from continuing operations	$0.19	$0.13	$1.13	$0.55

___________________________________

(1)Options to purchase 0.5 million shares for the three months ended September 30, 2018, and 0.5 million and 0.4 million shares for the nine months ended September 30, 2019 and 2018, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

Overview

Our core services include residential and commercial termite and pest control, restoration, commercial and residential cleaning, cabinet and furniture repair and home inspection under the following leading brands: AmeriSpec, Copesan, Furniture Medic, Merry Maids, Nomor, ServiceMaster Clean, ServiceMaster Restore, Terminix and Terminix Commercial. Our operations for the periods presented in this report are organized into two reportable segments: Terminix and ServiceMaster Brands.

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

Revenue. Our revenue results are primarily a function of the volume and pricing of the services and products provided to our customers by our businesses as well as the mix of services and products provided across our businesses. The volume of our revenue in Terminix, Terminix Commercial and Copesan is impacted by new unit sales, the retention of our existing customers and acquisitions. Revenue results in the ServiceMaster Brands are driven principally by royalty fees earned from our franchisees. Revenue results presented in Corporate and Other Operations are primarily comprised of our pest control operations in Europe. We serve both residential and commercial customers, principally in the United States. In 2018, approximately 97 percent of our revenue was generated by sales in the United States.

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

Adjusted EBITDA. We evaluate performance and allocate resources based primarily on Adjusted EBITDA. We define Adjusted EBITDA as net income before: (gain) loss from discontinued operations, net of income taxes; provision for income taxes; interest expense; depreciation and amortization expense; acquisition-related costs; fumigation related matters; non-cash stock-based compensation expense; restructuring and other charges; loss on extinguishment of debt; and realized (gain) on investment in frontdoor, inc. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives and equity-based, long-term incentive plans.

Organic Revenue Growth. We evaluate organic revenue growth to track the performance of Terminix, including the impacts of sales, pricing, new service offerings and other growth initiatives. Organic revenue growth excludes revenue from acquired customers for 12 months following the acquisition date.

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

Franchises

Franchises are important to the Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. Total profits from our franchised operations were $21 million and $20 million for the three months ended September 30, 2019 and 2018, respectively and $68 million and $66 million for the nine months ended September 30, 2019 and 2018, respectively. Nearly all of the franchise fees received by our ServiceMaster Brands segment are derived from the ServiceMaster Restore, ServiceMaster Clean and Merry Maids businesses. Franchise fees from our Terminix franchisees represented less than one percent of Terminix revenue for the three and nine months ended September 30, 2019. We evaluate the performance of our franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. Franchise agreements entered into in the course of these businesses are generally for a term of five years. The majority of these franchise agreements are renewed prior to expiration. Internationally, we have license agreements, whereby licensees provide services under our brand names that would ordinarily be provided by franchisees in the United States. The majority of international licenses are for 10-year terms.

For the three months ended September 31, 2019 51 percent of our revenue in the ServiceMaster Brands segment consisted of ongoing monthly royalty fees. For the nine months ended September 30, 2019, 53 percent of our revenue in the ServiceMaster Brands segment consisted of ongoing monthly royalty fees. Royalty fees are the amounts paid to us by our franchisees and are based on a percentage of our franchisees’ customer-level revenue. We estimate that customer-level revenue for the ServiceMaster Brands segment and Terminix segment were $680 million and $555 million, respectively, for the three months ended September 30, 2019, and $2,018 million and $1,651 million, respectively, for the nine months ended September 30, 2019.

Results of Operations

	Three Months Ended		Increase
	September 30,		(Decrease)	% of Revenue
(In millions)	2019	2018	2019 vs. 2018	2019	2018
Revenue	$528	$496	7%	100%	100%
Cost of services rendered and products sold	305	278	10	58	56
Selling and administrative expenses	149	146	2	28	29
Amortization expense	7	6	19	1	1
Acquisition-related costs	8	1	*	2	—
Fumigation related matters	—	1	*	—	—
Restructuring and other charges	5	1	*	1	—
Interest expense	19	33	(41)	4	7
Interest and net investment income	(1)	(3)	*	—	(1)
Loss on extinguishment of debt	—	10	*	—	2
Income from Continuing Operations before Income Taxes	35	25	40	7	5
Provision for income taxes	9	7	35	2	1
Income from Continuing Operations	$26	$18	43%	5%	4%

________________________________

* not meaningful

	Nine Months Ended		Increase
	September 30,		(Decrease)	% of Revenue

(In millions)	2019	2018	2019 vs. 2018	2019	2018
Revenue	$1,570	$1,443	9%	100%	100%
Cost of services rendered and products sold	869	776	12	55	54
Selling and administrative expenses	436	417	5	28	29
Amortization expense	19	14	34	1	1
Acquisition-related costs	12	2	*	1	—
Fumigation related matters	—	1	*	—	—
Realized (gain) on investment in frontdoor, inc.	(40)	—	*	(3)	—
Restructuring and other charges	15	13	*	1	1
Interest expense	64	107	(40)	4	7
Interest and net investment income	(5)	(4)	*	—	—
Loss on extinguishment of debt	6	10	*	—	1
Income from Continuing Operations before Income Taxes	193	107	81	12	7
Provision for income taxes	39	32	20	2	2
Income from Continuing Operations	$155	$74	108%	10%	5%

________________________________

* not meaningful

Revenue

We reported revenue of $528 million and $496 million for the three months ended September 30, 2019 and 2018, respectively, and revenue of $1,570 million and $1,443 million for the nine months ended September 30, 2019 and 2018, respectively. A summary of changes in revenue for each of our reportable segments and Corporate and Other Operations is included in the tables below. See “—Segment Review” for a discussion of the drivers of the year-over-year changes.

			Corporate
		ServiceMaster	and Other
(In millions)	Terminix	Brands	Operations	Total
Three Months Ended September 30, 2018	$436	$60	$—	$496
Residential Pest Control(1)	11	—	—	11
Commercial Pest Control(2)	12	—	—	12
Termite and Home Services(3)	4	—	—	4
Royalty Fees	—	1	—	1
Commercial Cleaning and other National Accounts	—	1	—	1
Sale of Products and Other	2	1	—	3
Fumigation	(3)	—	—	(3)
European Pest Control	—	—	4	4
Three Months Ended September 30, 2019	$461	$63	$4	$528

_________________________________

(1)Includes growth from acquisitions of approximately $7 million for the three months ended September 30, 2019.

(2)Includes growth from acquisitions of approximately $11 million for the three months ended September 30, 2019.

(3)Includes growth from acquisitions of approximately $2 million for the three months ended September 30, 2019.

			Corporate
		ServiceMaster	and Other
(In millions)	Terminix	Brands	Operations	Total
Nine Months Ended September 30, 2018	$1,259	$183	$1	$1,443
Residential Pest Control (1)	51	—	—	51
Commercial Pest Control (2)	50	—	—	50
Termite and Home Services(3)	19	—	—	19
Royalty Fees	—	2	—	2
Commercial Cleaning and other National Accounts	—	6	—	6
Sale of Products and Other	4	(1)	—	3
Fumigation	(7)	—	—	(7)
European Pest Control	—	—	4	4
Nine Months Ended September 30, 2019	$1,375	$191	$4	$1,570

_________________________________

(1)Includes growth from acquisitions of approximately $31 million for the nine months ended September 30, 2019.

(2)Includes growth from acquisitions of approximately $47 million for the nine months ended September 30, 2019.

(3)Includes growth from acquisitions of approximately $6 million for the nine months ended September 30, 2019.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $305 million and $278 million for the three months ended September 30, 2019 and 2018, respectively, and $869 million and $776 million for the nine months ended September 30, 2019 and 2018, respectively. The following tables provide a summary of changes in cost of services rendered and products sold for each of our reportable segments and Corporate and Other Operations:

			Corporate
		ServiceMaster	and Other
(In millions)	Terminix	Brands	Operations	Total
Three Months Ended September 30, 2018	$257	$25	$(4)	$278
Impact of change in revenue(1)	17	2	2	21
Damage claims	2	—	—	2
Insurance program	—	—	1	1
Fumigation services	4	—	—	4
Other	(2)	—	1	(1)
Three Months Ended September 30, 2019	$278	$27	$—	$305

_________________________________

(1)For Terminix, includes approximately $13 million for the three months ended September 30, 2019 from acquisitions. For Corporate and Other Operations, includes approximately $2 million for the three months ended September 30, 2019 from acquisitions.

For Terminix, the increase in damage claims was driven by increased termite warranty claims and includes the resolution of a single $2 million termite damage claim from 2016. Termite damage claims can take years to resolve and costs and timing can be difficult to predict. Assuming the continuation of recent trends, the company expects elevated claims costs to continue in the short-term due to Formosan termite activity in the Mobile, Alabama area. Fumigation services represents the reduced fumigation margin driven by the outsourcing of fumigation completion services.

For Corporate and Other Operations, we realized favorable claims results in our automobile, general liability and workers’ compensation program at a lesser extent than generated in the three months ended September 30, 2018.

			Corporate
		ServiceMaster	and Other
(In millions)	Terminix	Brands	Operations	Total
Nine Months Ended September 30, 2018	$710	$72	$(6)	$776
Impact of change in revenue(1)	74	6	2	83
Damage claims	3	—	—	3
Insurance program	—	—	(1)	(1)
Fumigation services	8	—	—	8
Other	(1)	—	1	—
Nine Months Ended September 30, 2019	$794	$79	$(4)	$869

_________________________________

(1)For Terminix, includes approximately $59 million for the nine months ended September 30, 2019 from acquisitions. For Corporate and Other Operations, includes approximately $2 million for the three months ended September 30, 2019 from acquisitions.

For Terminix, the increase in damage claims was driven by increased termite warranty claims and includes the resolution of a single $2 million termite damage claim from 2016. Termite damage claims can take years to resolve and costs and timing can be difficult to predict. Assuming the continuation of recent trends, the company expects elevated claims costs to continue in the short-term due to Formosan termite activity in the Mobile, Alabama area. Fumigation services represents the reduced fumigation margin driven by the outsourcing of fumigation completion services.

For Corporate and Other Operations, the decrease in insurance program expense was primarily attributable to favorable claims results in our automobile, general liability and workers’ compensation program.

Selling and Administrative Expenses

We reported selling and administrative expenses of $149 million and $146 million for the three months ended September 30, 2019 and 2018, respectively, and $436 million and $417 million for the nine months ended September 30, 2019, and 2018, respectively. For the three months ended September 30, 2019 and 2018, selling and administrative expenses comprised general and administrative expenses of $74 million and $72 million, respectively, and selling and marketing expenses of $76 million and $74 million, respectively. For the nine months ended September 30, 2019 and 2018, selling and administrative expenses comprised general and administrative expenses of $228 million and $216 million, respectively, and selling and marketing expenses of $208 million and $202 million, respectively. The following tables provide a summary of changes in selling and administrative expenses for each of our reportable segments and Corporate and Other Operations:

			Corporate
		ServiceMaster	and Other
(In millions)	Terminix	Brands	Operations	Total
Three Months Ended September 30, 2018	$109	$15	$21	$146
Sales and marketing costs	2	(1)	—	1
Impact of acquisitions on selling and administrative expenses	3	—	—	3
Investments in growth	4	—	—	4
Spin-off dis-synergies	4	—	—	4
Costs historically allocated to American Home Shield	—	—	(11)	(11)
Other	2	—	—	3
Three Months Ended September 30, 2019	$124	$15	$11	$149

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

			Corporate
		ServiceMaster	and Other
(In millions)	Terminix	Brands	Operations	Total
Nine Months Ended September 30, 2018	$305	$47	$66	$417
Sales and marketing costs	7	(2)	—	5
Impact of acquisitions on selling and administrative expenses	12	—	—	12
Investments in growth	14	—	—	14
Spin-off dis-synergies	11	1	—	12
Incentive compensation	2	—	—	2
Investments in training	2	—	—	2
Executive recruiting	2	—	—	2
Costs historically allocated to American Home Shield	—	—	(33)	(33)
Admin labor and other	4	—	—	4
Nine Months Ended September 30, 2019	$358	$45	$33	$436

The increase in sales and marketing costs at Terminix was driven by targeted investments to drive sales growth. Additionally, Terminix incurred incremental selling and administrative expenses as a result of acquisitions. Investments in growth primarily includes our partnership with Salesforce to replace legacy operating systems, investments to optimize our commercial pest business and investments to transform our operating model. Executive recruiting includes key executive transition costs related to the hiring and onboarding of members of ServiceMaster’s executive leadership team. These charges include recruiting and relocation costs. Admin labor and other includes investments in our branches to improve customer service levels.

Amortization Expense

Amortization expense was $7 million and $6 million in the three months ended September 30, 2019 and 2018, respectively, and $19 million and $14 million in the nine months ended September 30, 2019 and 2018, respectively.

Acquisition-Related Costs

Acquisition-related costs were $8 million and $1 million in the three months ended September 30, 2019 and 2018, respectively, and $12 million and $2 million in the nine months end September 30, 2019 and 2018, respectively.

Fumigation Related Matters

There were $1 million charges for fumigation related matters in the three and nine months ended September 30, 2018.

Restructuring and Other Charges

We incurred restructuring charges of approximately $3 million and $1 million in the three months ended September 30, 2019 and 2018, respectively and $13 million in each of the nine months ended September 30, 2019 and 2018. Restructuring charges were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Terminix(1)	$1	$—	$4	$2
ServiceMaster Brands(2)	—	—	2	1
Corporate and Other Operations(3)	1	—	6	3
Global Service Center relocation(4)	—	—	1	8
Total restructuring charges	$3	$1	$13	$13

___________________________________

(1)For the three and nine months ended September 30, 2019, these charges included $1 million and $4 million, respectively, of severance and other costs. For the nine months ended September 30, 2018, restructuring charges included $2 million of severance and other costs.

(2)For the nine months ended September 30, 2019, these charges included $2 million of severance costs. For the nine months ended September 30, 2018, these charges included $1 million of severance and other costs.

(3)We have historically made changes on an ongoing basis to enhance capabilities and reduce costs in our corporate functions that provide company-wide administrative services to support operations. For the three and nine months ended September 30, 2019, these charges included $1 million and $5 million, respectively, of professional fees, accelerated depreciation and other costs to enhance capabilities and align corporate functions with those required to support our strategic needs after the American Home Shield spin-off. For the nine months ended September 30, 2019 and 2018, these charges included $1 million and $3 million of severance and other costs.

(4)For the nine months ended September 30, 2019 and 2018, these charges included lease termination and other charges of $1 million and $8 million, respectively, related to the relocation.

Other charges represent professional fees incurred that are not closely associated with our ongoing operations. Other charges were $2 million for the three and nine months ended September 30, 2019. We incurred no such other charges for the three and nine months ended September 30, 2018.

Realized (Gain) on Investment in frontdoor, inc.

We recorded a gain of $40 million related to the sale of our retained investment in Frontdoor in the nine months ended September 30, 2019. There was no gain recorded in the three months ended September 30, 2019, or in the three and nine months ended September 30, 2018.

Interest Expense

Interest expense was $19 million and $33 million in the three months ended September 30, 2019 and 2018, respectively, and $64 million and $107 million in the nine months ended September 30, 2019 and 2018, respectively. The decrease in interest expense was driven by the repayment of approximately $1 billion of our senior secured term loan facility in connection with the spin-off of the American Home Shield segment, as well as the repayment of approximately $484 million in debt in connection with the monetization of our shares of Frontdoor.

Interest and Net Investment Income

Interest and net investment income was $1 million and $3 million for the three months ended September 30, 2019 and 2018, respectively, and $5 million and $4 million in the nine months ended September 30, 2019 and 2018, respectively. Interest and net investment income is comprised of net investment gains and losses from equity investments and other strategic investments and interest income on other cash balances.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $6 million was recorded in the nine months ended September 30, 2019. No similar loss was recognized in the three months ended September 30, 2019. A loss on extinguishment of debt of $10 million was recorded in the three months and nine months ended September 30, 2018. See Note 12 to the condensed consolidated financial statements for more details.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes was $35 million and $25 million for the three months ended September 30, 2019 and 2018, respectively, and $193 million and $107 million in the nine months ended September 30, 2019 and 2018, respectively. The change in income from continuing operations before income taxes primarily reflects the net effect of year-over-year changes in the following items:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In millions)	2019 vs. 2018	2019 vs. 2018
Reportable segments and Corporate and Other Operations(1)	$2	$20
Depreciation expense(2)	(1)	(2)
Amortization expense(3)	(1)	(5)
Acquisition-related costs(4)	(8)	(11)
Restructuring and other charges(5)	(5)	(2)
Loss on extinguishment of debt(6)	10	4
Realized (gain) on investment in frontdoor, inc.(7)	—	40
Interest Expense(8)	13	43
Other(9)	(1)	—
Increase in income from continuing operations before income taxes	$10	$87

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

(5)Represents the net change in restructuring and other charges as described in “—Restructuring and Other Charges.”

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

Provision for Income Taxes

The effective tax rate on income from continuing operations was 26.5 percent and 28.1 percent for the three months ended September 30, 2019 and 2018, respectively, and 20.0 percent and 30.3 percent in the nine months ended September 30, 2019 and 2018, respectively. The effective tax rate on income from continuing operations for the nine months ended September 30, 2019, was primarily affected by the disposition of the Frontdoor retained shares in a non-taxable debt-for-equity exchange pursuant to the private letter ruling from the IRS that was recorded discretely in the three months ended March 31, 2019.

Gain (Loss) from Discontinued Operations, Net of Income Taxes

Gain from discontinued operations, net of income taxes, was $53 million for the three months ended September 30, 2018, and $133 million in the nine months ended September 30, 2018, related to operating results of Frontdoor. There was a $1 million loss from discontinued operations, net of taxes, for the nine months ended September 30, 2019.

Net Income

Net income was $25 million and $71 million for the three months ended September 30, 2019 and 2018, respectively, and was primarily driven by a $10 million increase in income from continuing operations before income taxes offset by a gain from discontinued operations in the three months ended September 30, 2018 of $53 million. Net income was $154 million and $207 million in the nine months ended September 30, 2019 and 2018, respectively, and was primarily driven by a $87 million increase in income from continuing operations before income taxes offset by a gain from discontinued operations in the nine months ended September 30, 2018 of $133 million.

Segment Review

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the notes to the condensed consolidated financial statements included in this report.

Revenue and Adjusted EBITDA by reportable segment and for Corporate and Other Operations are as follows:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
(In millions)	2019	2018	(Decrease)	2019	2018	(Decrease)
Revenue:
Terminix	$461	$436	6%	$1,375	$1,259	9%
ServiceMaster Brands	63	60	5	191	183	4
Corporate and Other Operations	4	—	*	4	1	*
Total Revenue:	$528	$496	7%	$1,570	$1,443	9%
Adjusted EBITDA:(1)
Terminix	$72	$81	(11)%	$261	$277	(6)%
ServiceMaster Brands	22	21	7	70	67	4
Reportable Segment Adjusted EBITDA	95	102	(7)	330	344	(4)
Corporate and Other Operations(2)	3	4	*	7	6	*
Costs historically allocated to American Home Shield(3)	—	(11)	*	—	(33)	*
Total Adjusted EBITDA	$97	$95	2%	$337	$317	6%

___________________________________

* not meaningful

(1)See Note 16 to the condensed consolidated financial statements for our definition of Adjusted EBITDA and a reconciliation of Net Income to Reportable Segment Adjusted EBITDA.

(2)Represents results from our pest control operations in Europe and unallocated corporate gains, net of expenses.

(3)Includes amounts historically allocated to the American Home Shield business not permitted to be classified as discontinued operations under GAAP.

Terminix Segment

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a six percent increase in revenue and a 11 percent decrease in Adjusted EBITDA for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

On April 1, 2019, we divested the assets associated with our fumigation service line and now provide fumigation services to our customers through arrangements with independent third parties. Revenue related to the Fumigation Services is shown in Fumigation below and prior period amounts related to the Fumigation Services have been reclassified from Termite and Home Services to Fumigation to conform to the current period presentation. Additionally, prior period revenue for Residential Pest Control and Commercial Pest Control has been reclassified to conform to the current period presentation of acquired branches as commercial or residential based on the current reporting structure at Terminix.

Revenue

Revenue by service line is as follows:

	Three Months Ended
	September 30,

(In millions)	2019	2018	Growth		Acquired		Organic
Residential Pest Control	$189	$178	$11	6%	$7	4%	$4	2%
Commercial Pest Control	105	93	12	13%	11	12%	1	1%
Termite and Home Services	133	129	4	3%	2	1%	2	2%
Other	24	22	2	8%	—	—%	2	8%
	$450	$421	$29	7%	$20	5%	$9	2%
Fumigation	11	14	(3)	(22)%	—	—%	(3)	(22)%
Total revenue	$461	$436	$26	6%	$20	5%	$6	1%

Residential pest control revenue increased six percent. Residential pest control organic revenue growth was two percent, reflecting improved price realization as well as unit growth in mosquito and non-recurring services. Residential pest control revenue also increased four percent from acquisitions completed during the last 12 months.

Commercial pest control revenue increased 13 percent. Commercial pest control organic revenue growth was one percent, approximately half of which reflects growth at Copesan. The remaining organic growth was driven by higher customer retention and higher price realization, offset, in part, by lower sales of non-recurring services. We completed the acquisition of Copesan on March 30, 2018. Beginning on March 31, 2019, Copesan is included in our evaluation of organic revenue growth. Commercial pest control revenue also increased 12 percent from acquisitions completed during the last 12 months, the most significant of which was Assured Environments, an acquisition completed in January 2019.

Termite revenue, including wildlife exclusion, crawl space encapsulation and attic insulation, which are managed as a component of our termite line of business, increased three percent compared to prior year, primarily reflecting improved price realization in termite completions and new unit growth in home services, offset in part by a reduction in termite renewals driven by price increases in the Mobile, Alabama area. In the three months ended September 30, 2019, termite renewal revenue comprised 46 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended September 30, 2018	$81
Impact of change in revenue	2
Sales and marketing	(2)
Damage claims	(2)
Investments in growth	(4)
Spin-off dis-synergies	(4)
Fumigation services	(4)
Impact of acquisitions	4
Three Months Ended September 30, 2019	$72

The increase in sales and marketing costs was driven by targeted investments to drive sales growth. The increase in damage claims was driven by increased termite warranty claims. Termite damage claims can take years to resolve and costs and timing can be difficult to predict. Assuming the continuation of recent trends, the company expects elevated claims costs to continue in the short-term due to Formosan termite activity in the Mobile, Alabama area. The increase in investments in growth primarily includes our partnership with Salesforce to replace legacy operating systems, investments to optimize our commercial pest business and investments to transform our operating model. The increase in spin-off dis-synergies represents increased corporate allocations to Terminix as a result of the American Home Shield spin-off. The increase in fumigation services represents margin compression driven by the impact of outsourcing our fumigation services.

Nine months Ended September 30, 2019 Compared to Nine months Ended September 30, 2018

The Terminix segment reported a nine percent increase in revenue and a six percent decrease in Adjusted EBITDA for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Revenue

Revenue by service line is as follows:

	Nine Months Ended
	September 30,

(In millions)	2019	2018	Growth		Acquired		Organic
Residential Pest Control	$535	$484	$51	10%	$31	6%	$20	4%
Commercial Pest Control	293	243	50	21%	47	19%	3	1%
Termite and Home Services	450	432	19	4%	6	1%	13	3%
Other	64	61	4	6%	—	—%	4	6%
	$1,342	$1,219	$123	10%	$84	7%	$39	3%
Fumigation	33	40	(7)	(18)%	—	—%	(7)	(18)%
Total revenue	$1,375	$1,259	$116	9%	$84	7%	$32	3%

Residential pest control revenue increased 10 percent. Residential pest control organic revenue growth was four percent, reflecting improved price realization, unit growth in mosquito services and non-recurring services and higher customer retention, offset, in part, by lower unit sales in core pest. Residential pest control revenue also increased six percent from acquisitions completed during the last 12 months.

Commercial pest control revenue increased 21 percent. Commercial pest control organic revenue growth was one percent, reflecting growth at Copesan for the six months ended September 30, 2019. We completed the acquisition of Copesan on March 30,

2018. Beginning on March 31, 2019, Copesan is included in our evaluation of organic revenue growth. The remaining organic growth was driven by higher customer retention and higher price realization, offset, in part, by lower sales of non-recurring services. Commercial pest control revenue also increased 19 percent from acquisitions completed during the last 12 months and included Copesan for the three months ended March 31, 2019.

Termite revenue, including wildlife exclusion, crawl space encapsulation and attic insulation, which are managed as a component of our termite line of business, increased four percent compared to prior year, primarily reflecting new unit growth in home services and improved price realization, offset in part by a reduction in termite renewals driven by price increases in the Mobile, Alabama area. In the nine months ended September 30, 2019, termite renewal revenue comprised 49 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

There were no significant weather events in the three months ended September 30, 2019. Revenue growth for the three months ended June 30, 2019 was negatively impacted by approximately $3 million due to wet weather conditions and flooding that affected low margin product sales and branch operations and lead flow, primarily in termite completion revenue. The three months ended March 31, 2019 and 2018 were each negatively impacted by approximately $3 million due to unfavorable weather conditions.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Nine Months Ended September 30, 2018	$277
Impact of change in revenue	18
Sales and marketing	(7)
Damage claims	(3)
Investments in growth	(14)
Spin-off dis-synergies	(11)
Fumigation services	(8)
Incentive compensation	(2)
Investments in training	(2)
Executive recruiting	(2)
Admin labor and other	(1)
Impact of acquisitions	14
Nine Months Ended September 30, 2019	$261

The increase in sales and marketing costs was driven by targeted investments to drive sales growth. The increase in damage claims was driven by increased termite warranty claims. Termite damage claims can take years to resolve and costs and timing can be difficult to predict. Historically, termite damage claims costs have been four to four and one-half percent of termite revenue annually. For the nine months ended September 30, 2019, termite damage claims costs were approximately seven percent of termite revenue. Assuming the continuation of recent trends, the company expects elevated claims costs to continue in the short-term due to Formosan termite activity in the Mobile, Alabama area. The increase in investments in growth primarily includes our partnership with Salesforce to replace legacy operating systems, investments to optimize our commercial pest business and investments to transform our operating model. The increase in spin-off dis-synergies represents increased corporate allocations to Terminix as a result of the American Home Shield spin-off. The increase in fumigation services represents margin compression driven by the impact of outsourcing our fumigation services. Executive recruiting includes key executive transition costs related to the hiring and onboarding of members of ServiceMaster’s executive leadership team. These charges include recruiting and relocation costs. Admin labor and other includes investments in our branches to improve service levels and customer retention.

ServiceMaster Brands Segment

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The ServiceMaster Brands segment, which consists of the ServiceMaster Restore (disaster restoration), ServiceMaster Clean (commercial cleaning), Merry Maids (residential cleaning), Furniture Medic (cabinet and furniture repair) and AmeriSpec (home inspection) businesses, reported a five percent increase in revenue and a seven percent increase in Adjusted EBITDA for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Revenue

Revenue by service line is as follows:

	Three Months Ended		% of	% of
	September 30,		Revenue	Revenue
(In millions)	2019	2018	2019	2018
Royalty Fees	$32	$31	51%	52%
Commercial Cleaning and other National Accounts	18	17	28	28
Sales of Products	3	4	5	7
Other	10	8	16	14
Total revenue	$63	$60	100%	100%

The increase in royalty fees was driven by higher disaster restoration services due to focused sales efforts to commercial segment customers. The increase in revenue from commercial cleaning and other national accounts was driven by increased sales activity.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended September 30, 2018	$21
Impact of change in revenue	1
Sales and marketing	1
Three Months Ended September 30, 2019	$22

Nine months Ended September 30, 2019 Compared to Nine months Ended September 30, 2018

The ServiceMaster Brands segment reported a four percent increase in revenue and a four percent increase in Adjusted EBITDA for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Revenue

Revenue by service line is as follows:

	Nine Months Ended		% of	% of
	September 30,		Revenue	Revenue
(In millions)	2019	2018	2019	2018
Royalty Fees	$101	$99	53%	54%
Commercial Cleaning and other National Accounts	54	48	28	26
Sales of Products	10	11	5	6
Other	26	25	13	14
Total revenue	$191	$183	100%	100%

The increase in royalty fees was driven by higher disaster restoration services due to focused sales efforts to commercial segment customers. The increase in revenue from commercial cleaning and other national accounts was driven by increased sales activity.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Nine Months Ended September 30, 2018	$67
Impact of change in revenue	1
Sales and marketing	2
Spin-off dis-synergies	(1)
Nine Months Ended September 30, 2019	$70

Corporate and Other Operations

Corporate and Other Operations includes our pest control operations in Europe, our financing subsidiary and our headquarters functions.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table provides a summary of changes in Corporate and Other Operations’ Adjusted EBITDA:

(In millions)
Three Months Ended September 30, 2018	$4
European pest control	1
Insurance program	(1)
Other	(2)
Three Months Ended September 30, 2019	$3

Nine months Ended September 30, 2019 Compared to Nine months Ended September 30, 2018

The following table provides a summary of changes in Corporate and Other Operations’ Adjusted EBITDA:

(In millions)
Nine Months Ended September 30, 2018	$6
European pest control	1
Insurance program	1
Other	—
Nine Months Ended September 30, 2019	$7

Costs Historically Allocated to American Home Shield

We have historically incurred the cost of certain corporate-level activities which we performed on behalf of our businesses, including American Home Shield, such as executive functions, communications, public relations, finance and accounting, tax treasury, internal audit, human resources operations and benefits, risk management and insurance, supply management, real estate management, legal, marketing, facilities, information technology and other general corporate support services. The cost of such activities were historically allocated to our segments, including American Home Shield. Certain corporate expenses which were historically allocated to the American Home Shield business are not permitted to be classified as discontinued operations under GAAP (“Historically Allocated Services”). Such Historically Allocated Services amounted to $11 million and $33 million for the three and nine months ended September 30, 2018, and are included in Corporate and Other Operations through the date of the Separation.

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

Liquidity and Capital Resources

Liquidity

A portion of our liquidity needs are due to service requirements on our indebtedness. The agreements governing our term loan facility maturing November 8, 2023 and revolving credit facility maturing November 8, 2021 (together, the “Credit Facilities”) contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of September 30, 2019, we were in compliance with the covenants under the agreements that were in effect on such date.

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

On March 12, 2019, we borrowed an aggregate principal amount of $600 million under a short-term credit facility to effectuate a debt-for-equity exchange of our Frontdoor retained shares. The proceeds of this short-term credit facility were used to repay $468 million aggregate principal amount of term loans outstanding under our senior secured term loan facility in March and April of 2019. Such prepayments resulted in a loss on extinguishment of debt of $4 million for the nine months ended September 30, 2019.

On March 27, 2019, we completed a non-cash debt-for-equity exchange in which we exchanged the 16.7 million retained shares of Frontdoor common stock (proceeds of $486 million, net), plus used $114 million of proceeds from the short-term credit facility, to extinguish $600 million of our indebtedness under the short-term credit facility. The sale of the Frontdoor common stock resulted in a realized gain of $40 million, which was recorded within Realized (gain) on investment in frontdoor, inc. on the condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2019.

In March 2019, we purchased approximately $7 million in aggregate principal amount of our 7.45% notes maturing in 2027 at a price of 105.5% and $3 million in aggregate principal amount of our 7.25% notes maturing in 2038 at a price of 99.5% using available cash. The repurchased notes were delivered to the trustee for cancellation. In connection with these partial repurchases, we recorded a loss on extinguishment of debt of $2 million in the nine months ended September 30, 2019.

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

In connection with the prepayments on our senior secured term loan facility, we terminated $479 million of our interest rate swap, receiving $12 million in connection with the terminations. The fair value of the terminated agreements of $12 million was recorded within accumulated other comprehensive income on the condensed consolidated statements of financial position and is being amortized into interest expense over the original term of the agreement. The remaining unamortized balance at September 30, 2019 is $10 million.

On September 5, 2019, we borrowed an aggregate principal amount of $120 million under the revolving credit facility to finance our acquisition of Nomor Holding AB.

On October 15, 2019, we terminated the remaining $171 million of our interest rate swap in advance of our debt refinancing.

On November 5, 2019, the Company closed on an amended $600 million Term Loan B due 2026, as well as a $400 million revolving credit agreement due 2024. The proceeds of the transaction were used to repay approximately $171 million of debt outstanding under its previous Term Loan B due 2023, $120 million outstanding under its previous revolving credit agreement due 2021, as well as $150 million from a recent short-term borrowing entered on October 4, 2019. Concurrently with the refinancing, we entered into a seven year interest rate swap agreement with a notional amount of $550 million. During the term on the agreement, the effective interest rate on $550 million of the new Term Loan B is fixed at a rate of 1.615 percent, plus the incremental borrowing margin of 1.75 percent.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Credit Facilities. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. Cash and short- and long-term marketable securities totaled $158 million as of September 30, 2019, compared with $690 million as of December 31, 2018, which included our investment in Frontdoor. As of September 30, 2019, there were $23 million of letters of credit outstanding and $157 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts.

In 2016, our board of directors authorized a three-year share repurchase program (that expired in February 2019), under which we may repurchase up to $300 million of outstanding shares of our common stock. On February 19, 2019, our board of directors approved a three-year extension of the share repurchase plan allowing for an aggregate of $150 million of repurchases though February 19, 2022. As of September 30, 2019, we have repurchased $33 million of outstanding shares under this program, which are included in treasury stock on the condensed consolidated statements of financial position.

Cash and short- and long-term marketable securities include balances associated with a subsidiary borrowing arrangement at our financing subsidiary. See “—Limitations on Distributions and Dividends by Subsidiaries.” As of September 30, 2019, the total net assets subject to these third-party restrictions was $23 million. We expect that such limitations will be in effect for the foreseeable future.

As of September 30, 2019, we had posted $21 million in letters of credit, which were issued under the Revolving Credit Facility, and $89 million of cash, which is included in Restricted cash on the condensed consolidated statements of financial position, as collateral under our automobile, general liability and workers’ compensation insurance program. We may from time to time change the amount of cash or marketable securities used to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program. The amount of cash or marketable securities utilized to satisfy these collateral requirements will depend on the relative cost of the issuance of letters of credit under the new Revolving Credit Facility and our cash position. Any change in cash or marketable securities used as collateral would result in a corresponding change in our available borrowing capacity under the new Revolving Credit Facility.

Additionally, under the terms of our fuel swap contracts, we are required to post collateral in the event the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the agreement with the counterparty. As of September 30, 2019, the estimated fair value of our fuel swap contracts was $1 million, and we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were also issued under the old Revolving Credit Facility. The continued use of letters of credit for this purpose in the future could limit our ability to post letters of credit for other purposes and could limit our borrowing availability under the new Revolving Credit Facility. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

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

Fleet and Equipment Financing Arrangements

We have entered into a fleet management services agreement (the “Fleet Agreement”) which, among other things, allows us to obtain fleet vehicles through a leasing program. We expect to fulfill substantially all of our vehicle fleet needs through the leasing program under the Fleet Agreement. For the nine months ended September 30, 2019, we acquired $38 million of vehicles through the leasing program under the Fleet Agreement. All leases under the Fleet Agreement are finance leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement.

Additionally, a portion of our property and equipment is leased through programs outside the scope of the Fleet Agreement. For the nine months ended September 30, 2019, an immaterial amount of property and equipment that was acquired through these incremental leasing programs. We anticipate new lease financings, including the Fleet Agreement and incremental leasing programs, for the full year 2019 will range from $35 million to $45 million.

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

Furthermore, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to a subsidiary borrowing arrangement at our financing subsidiary. As of September 30, 2019, the total net assets subject to these third-party restrictions was $23 million. We expect that such limitations will be in effect for the foreseeable future. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

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

	Nine Months Ended
	September 30,
(In millions)	2019	2018
Net cash provided from (used for):
Operating activities	$213	$204
Investing activities	(352)	(197)
Financing activities	56	(96)
Discontinued operations	(2)	136
Cash increase (decrease) during the period	$(85)	$47

Operating Activities

Net cash provided from operating activities from continuing operations increased $9 million to $213 million for the nine months ended September 30, 2019 compared to $204 million for the nine months ended September 30, 2018.

Net cash provided from operating activities for the nine months ended September 30, 2019 comprised $224 million in earnings adjusted for non-cash charges, offset, in part, by $16 million in payments related to restructuring and other and fumigation matters and a $5 million decrease in cash required for working capital (a $5 million increase excluding the working capital impact of accrued interest and taxes). For the nine months ended September 30, 2019, working capital requirements were favorably impacted by seasonal activity and the timing of interest and income tax payments.

Net cash provided from operating activities for the nine months ended September 30, 2018 comprised $190 million in earnings adjusted for non-cash charges, offset, in part, by $11 million in payments related to restructuring and other, and a $25 million decrease in cash required for working capital (a $5 million decrease excluding the working capital impact of accrued interest and taxes). For the nine months ended September 30, 2018, working capital requirements were favorably impacted by seasonal activity and the timing of income tax payments.

Investing Activities

Net cash used for investing activities from continuing operations was $352 million for the nine months ended September 30, 2019, compared to $197 million for the nine months ended September 30, 2018.

Cash paid for business acquisitions, which increased to $345 million, net of $9 million of cash acquired, for the nine months ended September 30, 2019, from $160 million, net of $1 million of cash acquired, for the nine months ended September 30, 2018. We expect to continue our tuck-in acquisition program at Terminix and to periodically evaluate other strategic acquisitions.

Capital expenditures decreased to $22 million for the nine months ended September 30, 2019 from $42 million ($35 million net of government grants) in the nine months ended September 30, 2018 and included recurring capital needs, information technology projects and a reduction in Global Service Center relocation costs. We anticipate capital expenditures for the full year 2019 will range from $35 million to $45 million, reflecting recurring capital needs. We expect to fulfill our ongoing vehicle fleet needs through vehicle finance leases. We have no additional material capital commitments at this time.

Cash flows received from the sale and maturity of securities for the nine months ended September 30, 2019 totaled $3 million and was driven by the sale of equity securities. There was no cash received from the sale and maturity of securities for the nine months ended September 30, 2018.

Cash flows received for notes receivable, net, for the nine months ended September 30, 2019 totaled $11 million. Cash flows used for notes receivable, net, for the nine months ended September 30, 2018 totaled $5 million. This was a result of a net increase in financing provided by our financing subsidiary to our franchisees and retail customers of our operating units and collections from other long-term financing arrangements.

Financing Activities

Net cash provided from financing activities from continuing operations was $56 million for the nine months ended September 30, 2019. Net cash used for financing activities from continuing operations was $96 million for the nine months ended September 30, 2018.

During the first quarter of 2019, we completed a debt-for-equity exchange which resulted in $600 million of borrowings of debt under a short-term credit facility, $472 million of repayments of our senior secured term loan facility and $114 million of repayments under a short-term credit facility. In addition, we repaid $14 million of other debt.

During the nine months ended September 30, 2019, we completed a debt-for-equity exchange and made other debt payments which impacted net cash used for financing activities as follows:

(in millions)
Proceeds from the short-term credit facility	$600

Repayment of the term loan facility, including prepayment penalty of $4 million	$(472)
Repurchase of 2027 and 2038 notes, including prepayment penalty of $2 million	(12)
Use of cash to retire short-term credit facility	(114)
Total uses	(599)
Other debt payments	(42)
$(640)

During the nine months ended September 30, 2019, we borrowed an aggregate principal amount of $120 million under our revolving credit facility to finance our acquisition of Nomor Holding AB.

During the nine months ended September 30, 2019, we repurchased $33 million of common stock and received $10 million from the issuance of common stock through the exercise of stock options.

During the nine months ended September 30, 2018, in connection with the spin-off of the American Home Shield Segment, we borrowed $1 billion under a short-term credit facility on August 1, 2018, the proceeds of which were used to pay $982 million towards its term loan facility resulting in a loss on extinguishment of debt of $10 million for the three and nine months ended September 30, 2018. On August 16, 2018, Frontdoor issued $350 million aggregate principal of 6.75% Senior Notes due 2026, a $650 million senior secured term loan facility and a $250 million senior secured revolving credit facility in favor of the Company. The Company then used the aforementioned indebtedness of Frontdoor to repay the short-term credit facility through a debt-for-debt exchange. In addition, during the nine months ended September 30, 2018, the Company made scheduled principal payments on long-term debt of $127 million, which included a $79 million payment upon maturity of the 2018 Notes using cash on hand from operations. We paid $16 million in debt issuance costs related to the debt transactions entered into in connection with the spin-off of the American Home Shield Segment. We received $6 million from the issuance of common stock upon the exercise of stock options.

Contractual Obligations

Our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”) includes disclosures of our contractual obligations and commitments as of December 31, 2018. As indicated above, on November 5, 2019, we refinanced our existing debt with a new $600 million Term Loan B due 2026, and a $400 million revolving credit facility due 2024. We continue to make the contractually required payments, and, therefore, the 2019 obligations and commitments as listed in our 2018 Form 10-K have been reduced by the required payments and the debt-for-equity exchange and impacted by the November 2019 refinancing.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any significant off-balance sheet arrangements.

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

•risks associated with litigated claims arising from alleged termite damage, principally related to Formosan termite activity in the Mobile, Alabama area;

•risks associated with international operations and foreign currency exchange fluctuations as we expand into foreign countries;

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

Interest Rate Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. In our opinion, other than the impact of our repayment of $468 million of our term loan facility and the termination of $479 million of our interest rate swap, the market risk associated with our remaining debt obligations and other significant instruments as of September 30, 2019 has not materially changed from December 31, 2018 (see Item 7A of the 2018 Form 10-K).

On October 15, 2019, we terminated the remaining $171 million of our interest rate swap in advance of our debt refinancing.

On November 5, 2019, we refinanced approximately $171 million of debt outstanding under the existing Term Loan B due 2023, $120 million outstanding under the existing revolving credit agreement due 2021, and $150 million from a recent short-term borrowing entered on October 4, 2019. We refinanced the approximately $441 million in debt with the proceeds from a new $600 million Term Loan B due 2026, and a $400 million revolving credit facility due 2024. Concurrently with the refinancing, we entered into a seven year interest rate swap agreement with a notional amount of $550 million. During the term on the agreement, the effective interest rate on $550 million of the new Term Loan B is fixed at a rate of 1.615 percent, plus the incremental borrowing margin of 1.75 percent.

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 12 million gallons of fuel in 2019. As of September 30, 2019, a 10 percent change in fuel prices would result in a change of approximately $2 million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of September 30, 2019, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $30 million, maturing through 2020. The estimated fair value of these contracts as of September 30, 2019 was a net liability of $1 million. These fuel swap contracts provide a fixed price for approximately 83 percent and 80 percent of our estimated fuel usage for the remainder of 2019 and 2020 respectively.

Foreign Currency Risk

We are principally exposed to foreign currency exchange risk in Swedish krona and Norwegian krone, but also have foreign currency exchange risk related to the euro, British pound, Canadian dollar, Mexican peso and Chinese yuan. A strengthening of the U.S. dollar relative to the currencies of the foreign countries in which we operate can have an impact on our operating results. As of September 30, 2019, a 10 percent change in average exchange rates would not have a material impact on our results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer, Nikhil M. Varty, and Senior Vice President and Chief Financial Officer, Anthony D. DiLucente, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Varty and DiLucente have concluded that both the design and operation of our disclosure controls and procedures were effective as of September 30, 2019.

Changes in internal control over financial reporting

No changes in our internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF REGISTERED SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total number of	Maximum dollar value
			shares purchased as	of shares that may yet
			part of publicly	be purchased under
	Total number of	Average price	announced plans or	the plans or programs
Period	shares purchased	paid per share	programs	(in millions)(1)
July 1, 2019 through July 31, 2019	99,990	$53.04	99,990	$128
August 1, 2019 through August 31, 2019	99,990	56.02	99,990	123
September 1, 2019 through September 30, 2019	90,900	56.27	90,900	118
Total	290,880	$55.07	290,880	$118

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

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Schedule of Signatories to a Director Indemnification Agreement, incorporated by reference to Exhibit 10.2 in the quarterly report on Form 10-Q for the quarter ended June 30, 2019.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

___________________________________

# Denotes management compensatory plans, contracts or arrangements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2019

SERVICEMASTER GLOBAL HOLDINGS, INC.
(Registrant)

By:	/s/ Anthony D. DiLucente
Anthony D. DiLucente
Senior Vice President and Chief Financial Officer (Principal Financial Officer)