Form 10-K
period 2019-12-31
SERVICEMASTER GLOBAL HOLDINGS INC
filed 2020-02-28
CIK 1428875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-K

________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

901-597-1400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	SERV	New York Stock Exchange

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

As of June 30, 2019, there were 135,953,492 shares of the registrant’s common stock outstanding, and the aggregate market value of the voting stock held by non-affiliates (assuming only for purposes of this computation that individuals then serving as our directors and executive officers may be affiliates) was approximately $7 billion based on the closing price of common stock on the NYSE on June 28, 2019 of $52.09 per share.

The number of shares of the registrant’s common stock outstanding as of February 24, 2020: 135,444,913 shares of common stock, par value $0.01 per share.

Documents incorporated by reference:

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2020 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2019.

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

Overview

ServiceMaster Global Holdings, Inc. and its majority-owned subsidiary partnerships, limited liability companies and corporations (collectively, “ServiceMaster,” the “Company,” “we,” “us” and “our”) is a leading provider of essential services to residential and commercial customers in the termite, pest control, cleaning and restoration markets, operating through an extensive service network of company-owned Terminix branches, Terminix franchise and license agreements and ServiceMaster Brands company-owned locations and franchise and license agreements. Our mission is to simplify and improve the quality of our customers’ lives by delivering services that help them protect and maintain their homes or businesses, typically their most highly valued assets. Our portfolio of well-recognized brands includes AmeriSpec (home inspections), Copesan (commercial national accounts pest management), Furniture Medic (cabinet and furniture repair), Merry Maids (residential cleaning), Nomor (European pest control), ServiceMaster Clean (commercial cleaning), ServiceMaster Restore (restoration), Terminix (residential termite and pest control) and Terminix Commercial (commercial termite and pest control). Our strategy is to provide a differentiated service offering promoting convenient service through improving service levels and the customer experience.

For the year ended December 31, 2019, we had revenue, net income and Adjusted EBITDA of $2,077 million, $128 million and $417 million, respectively. In 2019, Terminix, our largest segment, represented approximately 87 percent of our revenue, while ServiceMaster Brands represented approximately 12 percent of our revenue. The remaining one percent of our revenue is derived primarily from our European pest control operations which are included in Corporate and Other Operations. For a reconciliation of net income (loss) to Adjusted EBITDA, see “Selected Financial Data.”

Approximately 97 percent of our 2019 revenue was generated by sales and services in the United States. A significant portion of our assets are located in the United States, and the consolidated book value of all assets located outside of the United States is not material. Organized in Delaware in 2007, ServiceMaster is the successor to various entities dating back to 1929. Financial information for each reportable segment and Corporate and Other Operations for 2019, 2018 and 2017 is contained in Note 4 to the consolidated financial statements.

We believe that our customers understand the financial and reputational risks associated with inadequate maintenance of their homes or businesses and that our high-quality, professional services are low-cost expenditures when compared to the alternative of failing to perform essential maintenance. We strive to be the service provider of choice and believe our customers have recognized our value proposition, as evidenced by our long-standing customer relationships and the high rate at which our customers renew their contracts from year to year.

We believe our significant size and scale provide a competitive advantage in our purchasing power, route density and marketing and operating efficiencies compared to smaller local and regional competitors. Our scale also facilitates the standardization of processes, shared learning and talent development across our entire organization.

We believe our businesses are strategically positioned to benefit from a number of favorable demographic and secular trends, including growth in population, household formation, new and existing home sales increasing regulation of commercial pest control services and increasing pest populations driven by the increasing temperatures of climate change. In addition, we believe there is increasing demand for outsourced services, fueled by a trend toward “do-it-for-me” as a result of an aging population and shifts in household structure and behaviors, such as dual-income families and consumers with “on-the-go” lifestyles.

Exploring Strategic Alternatives for ServiceMaster Brands

On January 21, 2020, we announced we are exploring strategic alternatives relating to ServiceMaster Brands, including the potential sale of the business. The ServiceMaster Brands segment is reported in this Annual Report on Form 10-K in continuing operations. Beginning with our quarterly report on Form 10-Q for the period ending March 31, 2020, the ServiceMaster Brands segment will be classified as held for sale and reported in discontinued operations.

Our financial statements will include non-recurring costs incurred to evaluate, plan and execute the exploration of strategic alternatives related to ServiceMaster Brands, including the potential sale of the business. Costs will primarily be related to third-party consulting and other incremental costs directly associated with the strategic alternatives process. Our results for the year ended December 31, 2019 included charges of less than $1 million related to the initiative. We expect to incur charges, which may be significant, in 2020 related to the initiative. In addition, we expect incremental capital expenditures will be required to effect the initiative, which may be significant, principally reflecting costs to replicate information technology systems historically shared by our business units.

CEO Transition

On January 21, 2020, Nikhil M. Varty, resigned from his position as Chief Executive Officer and as a member of our board of directors. Our board of directors appointed our current Chairman of the Board, Naren K. Gursahaney, as interim Chief Executive Officer until a replacement Chief Executive Officer is identified. While Mr. Gursahaney is in the interim Chief Executive Officer role Mark Tomkins will serve as Lead Independent Director.

Refinancing of Indebtedness

On November 5, 2019, we entered into a $600 million Term Loan B due 2026, as well as a $400 million revolving credit agreement due 2024. The proceeds of the transaction were used to repay approximately $171 million of debt outstanding under our previous Term Loan B due 2023, $120 million outstanding under our previous revolving credit agreement due 2021, as well as $150 million from a recent short-term borrowing entered on October 4, 2019. In conjunction with the debt refinancing, we entered into a seven year interest rate swap agreement with a notional amount of $550 million. During the term of the agreement, the effective interest rate on $550 million of the new Term Loan B is fixed at a rate of 3.365%.

Our Reportable Segments

Our current operations are organized into two reportable segments: Terminix (which includes Terminix, Terminix Commercial, Copesan and other pest control brands) and ServiceMaster Brands (which includes ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec). Our European pest control operations are reported within Corporate and Other Operations, and primarily include the operations of Nomor Holdings AB (“Nomor”), a pest control company operating in Sweden and Norway.

Terminix

Terminix is a leading provider of residential and commercial termite and pest control services in the United States, specializing in protection against termite damage, rodents, insects and other pests, including cockroaches, spiders, wood-destroying ants, ticks, fleas, mosquitos and bed bugs. Our services include termite remediation, annual termite inspection and prevention treatments with termite damage repair guarantees, periodic pest control services, insulation services, crawlspace encapsulation and wildlife exclusion.

For the year ended December 31, 2019, Terminix recorded revenue of $1,798 million and Adjusted EBITDA of $319 million, with revenue generated from services in the years ended December 31, 2019 and 2018 as follows:

	2019	2018
Residential Pest Control	39%	39%
Commercial Pest Control	22%	20%
Termite and Home Services	32%	33%
Fumigation Services	2%	3%
Other	5%	5%

___________________________________

(1)On April 1, 2019, we divested the assets associated with our fumigation service line and now provide fumigation services to our customers through arrangements with third parties.

Approximately 80 percent of Terminix revenue comes from customers who enter into contracts with the option to renew annually. Typically, termite services require an initial inspection and the installation of a protective bait station or liquid barrier surrounding the home. Termite contracts can be either service contracts or protection plans. The protection plan contracts provide a guarantee for the repair of new damage resulting from termite infestation. After the first year, a customer has the option to renew the contract at a significantly reduced cost that extends the guarantee. Consequently, revenue generated from a renewal customer is less than revenue generated from a first-year termite customer.

We believe that the strength of the Terminix brand, along with our history of providing a high level of consistent service, allows us to enjoy a competitive advantage in attracting, retaining and growing our customer base. We believe our investments in systems and processes, such as our new contract with salesforce.com, inc. (“Salesforce”), as well as our routing and scheduling optimization, on-the-way notifications and mobile customer management solutions, and the national footprint in our commercial business enable us to deliver a higher level of customer service when compared to smaller regional and local competitors.

Our focus on attracting and retaining customers begins with our employees in the field, who interact with our customers every day and bring a strong level of passion and commitment to the Terminix brand. Our field organization is supported by dedicated customer care center personnel. Our culture of continuous improvement drives an intense focus on the quality of the services delivered, which we believe produces high levels of customer satisfaction and, ultimately, customer retention and referrals.

The Terminix national branch structure includes approximately 330 company-owned locations and approximately 100 franchise locations, which serve approximately 2.8 million customers in 47 states and the District of Columbia. Terminix’s approximately 10,500 employees made a daily average of over 50,000 visits to residential and commercial customer locations during 2019. Terminix also provides termite and/or pest control services through subsidiaries in Canada, Mexico, the Caribbean and Central

America, as well as through a joint venture in India. In addition, licensees of Terminix provide these services in Japan, South Korea, Southeast Asia, Central America and the Middle East. In 2019, substantially all Terminix revenue was generated in the United States, with approximately two percent derived from international markets. Terminix has a presence in a total of 22 countries outside the United States. Franchise fees from Terminix franchisees represented less than one percent of Terminix revenue in 2019. Customer-level revenue represents the total of our estimate of revenue generated by our franchisees, a portion of which is included in our reported revenue from royalty fees, and revenue generated by our company-owned operations, and is calculated as follows:

(in millions)
Revenue	$1,798
Royalty fees	(11)
Estimated sales generated by franchisees	372
Customer-level revenue	$2,159

In 2019, we completed 32 acquisitions at Terminix, including Assured Environments, Gregory Pest Solutions and McCloud Services at Terminix. We believe these acquisitions will enhance service and other capabilities, including increasing the breadth of our service offerings to strengthen our capabilities in commercial pest control.

Terminix Competitive Strengths

•#1 recognized brand in U.S. termite and pest control services

•Passionate and empowered employees focused on delivering superior customer service

•Expansive scale and deep presence across a national footprint

•Effective multi-channel customer acquisition strategy

•History of innovation leadership and introducing new products and services

ServiceMaster Brands

ServiceMaster Brands consists of ServiceMaster Restore (restoration), ServiceMaster Clean (commercial cleaning), Merry Maids (residential cleaning), Furniture Medic (cabinet and furniture repair) and AmeriSpec (home inspection) businesses. Our businesses in this segment operate principally through franchisees. We serve our franchises and customers through a base of approximately 700 Company employees. Our franchisees are independent business owners, so they and their employees are not included in our employee count.

For the year ended December 31, 2019, ServiceMaster Brands recorded revenue of $257 million and Adjusted EBITDA of $92 million. In 2019, approximately 52 percent of our revenue in this segment consisted of ongoing monthly royalty fees. Royalty fees are the amounts paid to us by our franchisees and are based upon a percentage of our franchisees’ customer-level revenue. Customer-level revenue is calculated as follows:

(in millions)
Revenue	$257
Royalty fees	(133)
Estimated sales generated by franchisees	2,617
Customer-level revenue	$2,741

We believe that each business holds a leading position in its respective category and that our scale and national presence create competitive advantages for us in attracting and retaining franchisees, commercial customers and insurance partners. We are able to invest in best-in-class systems, training and process development, provide multiple levels of marketing support and direct new business leads to our franchisees through our relationships with major insurance carriers and national account customers. ServiceMaster Brands serves both residential and commercial customers across all 50 states and the District of Columbia through approximately 4,600 franchise agreements, with additional locations in 13 other countries.

On January 21, 2020, we announced we are exploring strategic alternatives relating to ServiceMaster Brands, including the potential sale of the business. The ServiceMaster Brands segment is reported in this Annual Report on Form 10-K in continuing operations. Beginning with our quarterly report on Form 10-Q for the period ending March 31, 2020, the ServiceMaster Brands segment will be classified as held for sale and reported in discontinued operations.

ServiceMaster Brands Competitive Strengths

•Strong and trusted brands with leading positions in their respective categories

•Infrastructure and scale supporting our ability to sell and service national accounts

•Attractive value proposition to franchisees

•Exceptional focus on customer service

•National network and 24/7/365 service availability supports mission-critical nature of the ServiceMaster Restore business

•Long-standing and strong relationships with 9 of the top 10 insurance carriers

American Home Shield Spin-off

On October 1, 2018, we completed the previously announced separation of our American Home Shield business (the “Separation”). The Separation was effectuated through a tax-free, pro rata dividend (the “Distribution”) to our stockholders of approximately 80.2 percent of the outstanding shares of common stock of frontdoor, inc. (“Frontdoor”), which was formed as a wholly owned subsidiary of the Company to hold our American Home Shield business. As a result of the Distribution, Frontdoor is an independent public company that trades on the Nasdaq Global Select Market under the symbol “FTDR.” The American Home Shield segment is reported in this Annual Report on Form 10-K in discontinued operations. See Note 8 to the consolidated financial statements for further information.

The Distribution was made to our stockholders of record as of the close of business on September 14, 2018 (the “Record Date”), and such stockholders received one share of Frontdoor common stock for every two shares of ServiceMaster common stock held as of the close of business on the Record Date. Subsequent to the Distribution, we retained 16,734,092 shares, or approximately 19.8 percent, of the common stock of Frontdoor immediately following the Distribution.

On March 27, 2019, we completed a non-cash debt-for-equity exchange in which we exchanged the 16.7 million retained shares of Frontdoor common stock and proceeds from a short-term credit facility to extinguish $600 million of our indebtedness under the short-term credit facility. The sale of the Frontdoor common stock resulted in a realized gain of $40 million, which was recorded within (Gain) loss on investment in frontdoor, inc. on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2019.

Our Opportunity

U.S. Termite and Pest Control Industry

The outsourced segment for residential and commercial termite and pest control services in the United States was approximately $9 billion in 2019, according to Specialty Consultants, LLC. We estimate that there are approximately 20,000 U.S. termite and pest control companies, nearly all of which have fewer than 100 employees.

Termites are responsible for an estimated $5 billion in home damage in the United States annually, according to the National Pest Management Association. The termite control industry provides treatment and inspection services to residential and commercial property owners for the remediation and prevention of termite infestations. We believe homeowners value quality and reliability over price in choosing professional termite control services, as the cost of most professional treatments is well below the potential cost of inaction or ineffective treatment. As a result, we believe the demand for termite remediation services is relatively insulated from changes in consumer spending. In addition to remediation services, the termite control industry offers periodic termite inspections and preventative treatments to residential and commercial property owners in areas with high termite activity, typically through annual contracts. These annual contracts carry guarantees that protect the property owner against the cost of structural damage caused by a termite infestation. Termites can cause significant damage to a structure before becoming visible to the untrained eye, highlighting the value proposition of professional preventative termite services. As a result, the termite control industry experiences high renewal rates on annual preventative inspection and treatment contracts and revenues from such contracts are generally stable and recurring.

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

Both termite and pest activity are affected by weather. Termite activity increases during the spring and summer months, the intensity of which varies based on weather and is changing due to the effects of climate change. Similarly, pest activity tends to accelerate in the spring months when warmer temperatures arrive in many U.S. regions. However, the high proportion of termite and pest control services which are contracted and recurring, as well as the high renewal rates for those services, limit the effect of weather anomalies on the termite and pest control industry in any given year.

European Pest Control Industry

Through acquisitions and minority investments completed in 2019, we provide pest control services in Sweden, Norway, the United Kingdom, Spain and Ireland. We estimate that the European pest control market was approximately $3.8 billion in 2019 with approximately 8,000 service providers. While currently one percent of our revenue, we plan to pursue additional organic and inorganic growth opportunities in this attractive and growing market.

ServiceMaster Brands Industries

Restoration (ServiceMaster Restore). We estimate that the North American restoration segment was approximately $40 billion in 2019, just over one-half of which is related to residential customers and the remainder related to commercial customers. This market primarily includes mitigation and reconstruction of fire and flood related damages for both commercial and residential customers. Most emergency response mitigation and reconstruction needs result from regularly occurring emergency situations, such as burst pipes and kitchen fires, for residential and commercial customers. Extreme weather events and natural disasters also provide demand for mitigation and reconstruction services. Critical factors in the selection of an emergency response service provider are the firm’s reputation, relationships with insurers, available resources, proper insurance and credentials, quality of service, timeliness and responsiveness.

Cleaning (ServiceMaster Clean, Merry Maids). We estimate that the U.S. cleaning market was approximately $145 billion in 2019. This market includes commercial cleaning national accounts in the commercial market serviced through ServiceMaster Clean as well as residential cleaning provided through the Merry Maids brand. The segment is highly fragmented with most competition coming from local, independently-owned firms the majority of which has five or fewer employees. We believe our strong brand name and nationwide footprint give us a differentiated offering and competitive advantage in the market.

Our Competitive Strengths

#1  Positions in Large, Fragmented and Growing Segments. We are a leading provider of essential residential and commercial services in the majority of segments in which we operate. Our segments are generally large, growing and highly fragmented, and we believe we have significant advantages over smaller local and regional competitors. We have spent decades developing a reputation built on reliability and superior quality and service. As a result, we enjoy industry leading brand awareness and a reputation for high-quality customer service, both of which serve as key drivers of our customer acquisition efforts. Our nationwide presence also allows our brands to effectively serve both local residential customers and large national commercial accounts and to capitalize on lead generation sources such as large real estate agencies and insurance carriers.

Diverse Revenue Streams Across Customers and Geographies. ServiceMaster is diversified in terms of customers and geographies. We operate in all 50 states and the District of Columbia, with approximately three percent of our revenue for the year ended December 31, 2019 generated internationally. Our Terminix business, which accounted for 87 percent of our revenue in 2019, served approximately 2.8 million customers. Our diverse customer base and geographies help to mitigate the effect of adverse market conditions and other risks in any particular geography or customer segment we serve. We therefore believe the size and scale of our Company provide us with added protection from risk relative to our smaller local and regional competitors.

High-Value Service Offerings Resulting in High Retention and Recurring Revenues. We believe our high annual customer retention demonstrates the highly valued nature of the services we offer and the high level of execution and customer service that we provide. Many of our technicians have built long-standing, personal relationships with their customers. We believe these personal bonds, often forged over decades, help to drive customer loyalty and retention. As a result of our high retention and long-standing customer relationships, we enjoy significant visibility and stability in our business, and these factors limit the effect of adverse economic cycles on our revenue base.

Capital-Light Business Model. Our business model is characterized by strong Adjusted EBITDA margins and limited capital requirements. For the years ended December 31, 2019, 2018 and 2017, our net cash provided from operating activities from continuing operations was $245 million, $229 million and $204 million, respectively, and our property additions were $28 million, $41 million (net of government grants received of $7 million) and $66 million (net of government grants received of $2 million), respectively. Free Cash Flow was $216 million, $187 million and $139 million for the years ended December 31, 2019, 2018 and 2017, respectively. For a reconciliation of Free Cash Flow to net cash provided from operating activities from continuing operations, which we consider to be the most directly comparable financial measure presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), see “Selected Financial Data.”

Resilient Financial Model with Track Record of Consistent Performance.

Solid revenue and Adjusted EBITDA growth through business cycles. Our consolidated revenue and Adjusted EBITDA compound annual growth rates from 2014 through 2019 were five percent and three percent, respectively. We believe that our strong performance is attributable to the essential nature of our services, our strong value proposition and management’s focus on driving results through strategic investment and operational execution.

Solid margins with attractive operating leverage and productivity improvement initiatives. Our business model enjoys inherent operating leverage stemming from route density and fixed investments in infrastructure and technology, among other factors. This allows us to generate productivity to expand margins through a variety of initiatives, including metric-driven continuous improvement in our customer care centers, application of consistent process guidelines at the branch level, leveraging size and scale to improve the sourcing of labor and materials and deploying shared services models. We have also deployed mobility solutions and routing and scheduling systems across many of our businesses in order to enhance overall efficiency and reduce operating costs.

Multi-Channel Marketing Approach Supported by Sophisticated Customer Analytic Modeling Capabilities. Our multi-channel marketing approach focuses on building the value of our brands and generating revenue by understanding the decisions consumers make at each stage in the purchase of residential and commercial services. We also have been deploying increasingly sophisticated consumer analytics models that allow us to more effectively segment our prospective customers and tailor campaigns towards them and, as a result, we have kept cost per sale relatively flat. In addition, we are seeing success with innovative ways of reaching and marketing to consumers, including content marketing, online reputation management and social media channels.

Operational and Customer Service Excellence Driven by Superior Employee Development. We are constantly focused on improving customer service. The customer experience is at the foundation of our business model and we believe that each employee is an extension of ServiceMaster’s reputation. We employ rigorous hiring and training practices and continuously analyze our operating metrics to identify potential improvements in service and productivity. Technicians in our Terminix branches create continuity in customer relationships and ensure the development of best practices based on on-the-ground experience. We also provide our field personnel with access to sophisticated data management and mobility tools which enable them to drive efficiencies, improve customer service and ultimately grow our customer base and profitability.

Experienced Management Team. We have assembled a management team of highly experienced leaders with significant service industry expertise. Our senior leaders have track records of producing profitable growth in a wide variety of industries and economic conditions. We also believe that we have a deep bench of talent across each of our business units, including long-tenured individuals with significant expertise and knowledge of the businesses they operate. Our management team is highly focused on execution and driving growth and profitability across our Company. Our compensation structure, including incentive compensation, is tied to key performance metrics and is designed to incentivize senior management to seek the long-term success of our business.

Our Strategy

Grow Our Customer Base. We are focused on the growth of our businesses through the introduction and delivery of high-value services to new and existing customers.

To accelerate new customer growth, we make strategic investments in sales, marketing and advertising to drive new business leads, brand awareness and market share. In addition, we employ multiple initiatives to improve customer satisfaction and service delivery, which we believe leads to improved retention and growth in our customer base across our business segments.

Develop and Expand New Service Offerings. We intend to continue to leverage our existing sales channels and local coverage to deliver additional value-added services to our customers. Our product development teams draw upon the experience of our technicians in the field, combined with in-house scientific expertise, to create innovative customer solutions for both our existing customer base and identified service/category adjacencies. We have a strong history of new product introductions, such as Terminix’s crawlspace encapsulation, mosquito control and wildlife exclusion services, that we believe will appeal to new potential customers as well as our existing customer base. Mosquito, wildlife exclusion and crawl space encapsulation are being offered in substantially all U.S. geographic segments where we believe substantial opportunity exists. We are now focusing our efforts on increasing our share in these product lines.

National Accounts Platform. Our acquisition of Copesan Services, Inc. (“Copesan”) in 2018 broadened our national account service offerings in commercial pest control and provides us with the opportunity to expand into combined offerings in the future. These national accounts customers operate multi-location businesses that pair well with our national footprint.

Grow Our Commercial Business. Our revenue from commercial customers comprised approximately 25 percent of our 2019 revenue. We believe we are well positioned to leverage our national coverage, brand strength and broad service offerings to target both large multi-regional accounts and local and regional commercial customers. We believe these capabilities provide us with a meaningful competitive advantage, especially compared to smaller local and regional competitors. With respect to the large, multi-regional customer base, we recognize these companies seek to outsource or reduce the number of vendors used for certain services and, accordingly, we have reenergized our marketing approach in this channel. At Terminix, for example, we have hired a dedicated sales team to focus on the development of commercial sales. Our commercial expansion strategy targets industries with a demonstrated need for our services, including healthcare, manufacturing, warehouses, hotels and commercial real estate.

Expand Our Geographic Segments. Through detailed assessments of local economic conditions and demographics, we have identified target segments for expansion, both in existing segments, where we have capacity to increase our local position, and in new geographies, where we see opportunities. In addition to geographic expansion opportunities within the United States, we may also continue to grow our international presence through strategic acquisitions and franchise expansions, additional licensing agreements and/or Company operated subsidiaries.

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

Pursue Selective Acquisitions. Historically, we have a track record of being able to source and purchase targets at attractive prices and successfully integrate them into our business to increase branch density and improve operating margins. From 2015 through 2019, we have completed approximately 90 acquisitions. In 2019, we completed 39 acquisitions and eight minority investments for a total purchase price, net of cash acquired, of $513 million. Our acquisitions in 2019 included Assured Environments, Nomor, Gregory Pest Solutions, McCloud Services and the reacquisition of three ServiceMaster Brands franchisees. In 2018, we completed a total of 20 acquisitions, including Copesan and the acquisitions of a Terminix franchisee and a ServiceMaster Restore master distributor, for a total purchase price, net of cash acquired, of $254 million. The Nomor acquisition is the beginning of our strategic expansion into the $3.8 billion European pest control market. In addition, we acquired a smaller national and global accounts focused business in the UK, to help us build foundational capabilities to serve Europe based national and global accounts. We anticipate that the highly fragmented nature of our market segments will continue to create opportunities for further consolidation. In the future, we intend to continue to take advantage of tuck-in as well as strategic acquisition opportunities, including Terminix franchise repurchases, particularly in underserved geographies where we can enhance and expand our service capabilities. We seek to use acquisitions to expand our capabilities, geographic footprint and talent levels.

Sales and Marketing

We market our services to both homeowners and businesses on a national and local level through various means, including the internet, direct mail, television and radio advertising, print advertisements, marketing partnerships, door-to-door summer sales programs, telemarketing, various social media channels and through national sales teams.

Franchises

Franchises are important to the Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. Nearly all of the franchise fees received by our ServiceMaster Brands segment are derived from the ServiceMaster Restore, ServiceMaster Clean and Merry Maids businesses. Franchise fees from our Terminix franchisees represented less than one percent of Terminix revenue for each of those years. We evaluate the performance of our franchise businesses based primarily on operating profit before corporate general and administrative expenses, interest expense and amortization of intangible assets. Franchise agreements entered into in the course of these businesses are generally for a term of five years. The majority of these franchise agreements are renewed prior to expiration. Internationally, we have license agreements, whereby licensees provide services under our brand names that would ordinarily be provided by franchisees in the United States. The majority of international licenses are for 10-year terms. The following table provides a summary of the financial information from our franchised operations:

	Year ended December 31,
(in millions)	2019	2018	2017
Franchise fees	$150	$149	$143
Franchise operating expenses	$60	$62	$56
Profits from franchised operations	$89	$87	$87

Customers and Geographies

We have no single customer that accounts for more than two percent of our consolidated revenue. Neither of our reportable segments are dependent on a single customer or a few customers, the loss of which would have a material adverse effect on the segment. A significant percentage of our revenue is concentrated in the southern and western regions of the U.S. In our Terminix segment, California, Texas and Florida collectively accounted for approximately one-third of our revenue in 2019.

Competition

We compete in residential and commercial services industries, focusing on residential and commercial termite and pest control, commercial national accounts pest management, restoration, commercial cleaning, residential cleaning, cabinet and furniture repair and home inspections. We compete with many other companies in the sale of our services, franchises and products. The principal methods of competition in our businesses include quality and speed of service, brand awareness and reputation, customer satisfaction, pricing and promotions, professional sales forces, contractor network and referrals. While we compete with a broad range of competitors in each distinct market segment, we do not believe that any of our competitors provides all of the services we provide in all of the market segments we serve. All of the primary market segments in which we operate are highly fragmented.

Residential and Commercial Termite and Pest Control

Competition in the industry for professional termite and pest control services in the United States and Europe comes primarily from smaller regional and local, independently-owned firms, as well as from Orkin, Inc. (a subsidiary of Rollins, Inc.), Ecolab, Inc., Rentokil Initial, plc. and Anticimex International AB, all of which compete internationally.

Commercial National Accounts Pest Management

Competition in industry for national account pest management services in the United States comes primarily from Orkin, Inc. and Rentokil Initial, plc., both of which compete nationally.

Restoration, Emergency Response and Related Services

This segment is highly fragmented and competition in the industry for restoration, emergency response and related services comes mainly from local, independently-owned firms and a few national professional cleaning companies, such as Servpro Industries, Inc., Belfor, a subsidiary of Belfor Europe GmbH, Interstate Restoration and FirstOnSite (operating brands of Global Restoration Holdings, LLC and Bellwether FOS Holdco, Inc.), BMS CAT, Inc., Paul Davis Restoration, Inc. and Stanley Steemer International, Inc.

Commercial Cleaning

Competition in the industry for commercial cleaning services comes mainly from local, independently-owned firms and a few national professional janitorial firms such as ABM Industries Incorporated, Jani-King International, Inc., Aramark and Jan-Pro Franchise International, Inc.

Residential Cleaning

Competition in the industry for residential cleaning services comes mainly from local, independently-owned firms, and from a few national companies such as The Maids International, Inc., Molly Maid, Inc. and The Cleaning Authority, LLC.

Information Technology

We have invested in information systems and software packages designed to allow us to grow efficiently and scale across our organization, while retaining local and regional flexibility. We believe this capability provides us with a competitive advantage in our operations. Our sophisticated IT systems enable us to provide a high level of convenience and service to our customers. In 2018, we announced our contract with Salesforce to replace legacy operating systems as part of a fundamental reimagining of our operating model which will provide a full 360-degree vision of the customer and enable more data driven decision making.

Employees

The average number of persons employed by us during 2019 was approximately 12,000.

Intellectual Property

We hold various service marks, trademarks and trade names, such as ServiceMaster, Terminix, Copesan, Nomor, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec, that we deem particularly important to the advertising activities conducted by each of our reportable segments as well as the franchising activities conducted by certain reportable segments. As of December 31, 2019, we had marks that were protected by registration (either by direct registration or by treaty) in the United States and approximately 80 other countries.

Insurance

We maintain insurance coverage that we believe is appropriate for our business, including workers’ compensation, auto liability, general liability, umbrella and property insurance. In addition, we provide various insurance coverages, including deductible reimbursement policies, to our business units through our wholly-owned captive insurance company.

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

These international, federal, state, provincial and local laws and regulations include laws relating to consumer protection and data privacy, wage and hour, deceptive trade practices, permitting and licensing, state contractor laws, real estate settlements, workers’ safety, tax, healthcare reforms, franchise-related issues, collective bargaining and other labor matters, environmental and employee benefits. The Terminix business must also meet certain Department of Transportation and Federal Motor Carrier Safety Administration requirements with respect to certain vehicles in its fleet. Terminix is regulated by federal, state and local laws, ordinances and regulations which are enforced by pest control boards, environmental protection agencies and similar government entities. Terminix, Copesan, ServiceMaster Clean and Merry Maids use products containing ingredients regulated by the U.S. Environmental Protection Agency (the “EPA”), and ServiceMaster Clean is subject to licensing and certification requirements for applying disinfectants, sanitizers and other EPA registered products in certain states. AmeriSpec is regulated by various state and local home inspection laws and regulations.

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

Terminix is regulated under many federal and state environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Superfund Amendments and Reauthorization Act of 1986, the Federal Environmental Pesticide Control Act of 1972, the Federal Insecticide, Fungicide and Rodenticide Act of 1947, the Resource Conservation and Recovery Act of 1976, the Clean Air Act, the Emergency Planning and Community Right-to-Know Act of 1986, the Oil Pollution Act of 1990 and the Clean Water Act of 1977, each as amended.

We cannot predict the effect of possible future environmental laws on our operations. Changes in, or new interpretations of, existing laws, regulations or enforcement policies, the discovery of previously unknown contamination, or the imposition of other environmental liabilities or obligations in the future, may lead to additional compliance or other costs. During 2019, there were no material capital expenditures for environmental control facilities, and there are no material expenditures anticipated for 2020 or 2021 related to such facilities.

Consumer Protection and Solicitation Matters

We are subject to international, federal, state, provincial and local laws and regulations designed to protect consumers, including laws governing consumer privacy and fraud, the collection and use of consumer data, telemarketing and other forms of solicitation.

The telemarketing rules adopted by the Federal Communications Commission pursuant to the Federal Telephone Consumer Protection Act and the Federal Telemarketing Sales Rule issued by the Federal Trade Commission govern our telephone sales practices. The CAN-SPAM Act regulates email solicitations and the Consumer Review Fairness Act regulates consumer opinions on social media regarding products and services. In addition, some states and local governing bodies have adopted laws and regulations targeted at direct telephone sales and “do-not-knock,” “do-not-mail” and “do-not-leave” activities. If we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in lawsuits, enforcement actions and other claims by third parties or governmental authorities, suffer losses to our reputation and our business or suffer the loss of licenses or penalties that may affect how the business is operated, which, in turn, could have a material adverse effect on our financial position, results of operations and cash flows.

Franchise Matters

Terminix, ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec are subject to various international, federal, state, provincial and local laws and regulations governing franchise sales, marketing and licensing and franchise trade practices generally, including applicable rules and regulations of the Federal Trade Commission. These laws and regulations generally require disclosure of business information in connection with the sale and licensing of franchises. Certain state regulations also affect the ability of the franchisor to revoke or refuse to renew a franchise. We seek to comply with regulatory requirements and deal with franchisees and licensees in good faith. From time to time, we and one or more franchisees may become involved in a dispute regarding the franchise relationship, including payment of royalties or fees, location of branches, advertising, purchase of products by franchisees, non-competition covenants, compliance with our standards and franchise renewal criteria. There can be no assurance that compliance problems will not be encountered from time to time or that significant disputes with one or more franchisees will not arise.

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

ITEM 1A. RISK FACTORS

 You should carefully consider the factors described below, in addition to the other information set forth in this Annual Report on Form 10-K. These risk factors are important to understanding the contents of this Annual Report on Form 10-K and of other reports. Our reputation, business, financial position, results of operations and cash flows are subject to various risks. The risks and uncertainties described below are not the only ones relevant to us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially and adversely affect our reputation, business, financial position, results of operations and cash flows. The risk factors generally have been separated into four groups: risks related to our businesses and our industries, risks related to our substantial indebtedness, risks related to our common stock and risks related to the strategic alternatives being explored as it relates to ServiceMaster Brands.

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

Risks Related to the Review of Strategic Alternatives for ServiceMaster Brands

We are subject to risks and uncertainties related to our review of strategic alternatives for our ServiceMaster Brands segment.

In January 2020, we announced plans to explore strategic alternatives for our ServiceMaster Brands reporting segment, including a potential sale of the segment. There can be no assurance that the strategic review will result in a transaction. We will incur expenses in connection with this review and our future results may be affected by the pursuit or consummation of any specific transaction or other strategic alternative resulting from the strategic review. In addition, this review exposes us to potential risks and uncertainties, including, among other things, in retaining and attracting employees during the review process; exposure to potential litigation in connection with the review process; risks and uncertainties with respect to franchisees, licensees and other business relationships; our ability to realize the anticipated benefits of any strategic alternatives we may pursue; the potential for disruption to our business and diversion of management’s attention from other aspects of our business; and the possibility that any strategic alternative will not be completed on terms that are advantageous to the Company or at all, all of which could disrupt and negatively affect our business. Speculation regarding any developments related to our review of strategic alternatives and perceived uncertainties related to the future of our ServiceMaster Brands business could cause our stock price to fluctuate.

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

Our results of operations are dependent upon consumer spending. Deterioration in general economic conditions and consumer confidence, particularly in California, Texas and Florida, which collectively represented approximately one-third of our revenue in 2019, could affect the demand for our services. Consumer spending and confidence tend to decline during times of declining economic conditions. A worsening of macroeconomic indicators, including weak home sales, higher home foreclosures, declining consumer confidence or rising unemployment rates, could adversely affect consumer spending levels, reduce demand for our services and adversely impact our businesses, financial position, results of operations and cash flows.

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

Termite damage claims and lawsuits related thereto could increase our legal expenses, and impact our businesses, financial position, results of operations and cash flows.

Our Terminix business is subject to a significant number of damage claims related to termite activity in homes for which we provide termite control services, often accompanied by a termite damage warranty. Our termite damage warranty is a differentiator in the industry that has enabled us to become the market leader of this product line. Damage claims include circumstances when a customer notifies us that they have experienced damage and we reach an agreement to remediate that damage (a “Non-litigated Claim”); and circumstances when we do not reach an agreement with a customer to remediate the damage and that customer initiates litigation or arbitration proceedings (a “Litigated Claim”). Recently we have experienced higher Non-Litigated Claim activity concentrated in our branches in Mobile, Alabama and Gulf Shores, Alabama, which comprise all of our customers in the area, (collectively, the “Mobile Bay Area”) related to Formosan termites, an invasive species, which has driven higher Non-Litigated claims expense. In addition, since the beginning of 2017, we have been served with an increasing number of Litigated Claims, again primarily concentrated in the Mobile Bay Area and related to Formosan termite activity, which has driven higher Litigated Claim expense. Some plaintiffs have sought to demonstrate a pattern and practice of fraud in connection with Litigated Claims and have sought awards, in addition to repair costs, which included punitive damages and damages for mental anguish. We defend these Litigated Claims vigorously, and we are taking decisive actions to mitigate increasing claims costs, however, we cannot give assurance that these mitigation actions will be effective in reducing claims or costs related thereto, nor can we give assurance that lawsuits or other proceedings related to termite damage claims will not materially affect our reputation, business, financial position, results of operations and cash flows.

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

Fuel prices are subject to market volatility. Our fleet has been negatively impacted by significant increases in fuel prices in the past and could be negatively impacted in the future. Previous increases in fuel prices increased our costs of operating vehicles and equipment. Although fuel prices remained relatively stable during 2019, there can be no assurances that rates will not fluctuate materially in future years. We cannot predict what effect global events could have on fuel prices, but it is possible that such events could lead to higher fuel prices. Although we hedge a significant portion of our fuel costs, we do not hedge all of those costs. We expect to use approximately 14 million gallons of fuel in 2020. As of December 31, 2019, a 10 percent change in fuel prices would result in a change of approximately $4 million in our annual fuel cost before considering the impact of fuel swap contracts. Fuel price increases can also result in increases in the cost of chemicals and other materials used in our businesses. We cannot predict the extent to which we may experience future increases in costs of fuel, chemicals, refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits, health care, vehicle maintenance, contractor costs, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs and other operating costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, which could have a material adverse impact on our businesses, financial position, results of operations and cash flows.

We rely on the experience and skills of key personnel. Failure to manage our Chief Executive Officer transition, failure to attract and retain other qualified employee, and the loss of senior management or other key personnel could harm our business.

On January 21, 2020, we announced the appointment of an interim Chief Executive Officer. We are currently conducting a search for a new Chief Executive Officer. Competition for this experienced talent is intense and our process to search for a successor may be time-consuming and divert the board of directors’ and management’s attention and resources away from our business. This search and any eventual transition to a permanent Chief Executive Officer may be disruptive to our operations and create uncertainty about our performance and future direction among investors, employees and others. Until a new Chief Executive Officer is identified, it may be more difficult for us to hire and retain other key personnel. Any delay or failure in identifying, attracting or retaining a permanent Chief Executive Officer, and successfully managing this leadership transition could have an adverse effect on our business, financial condition and results of operations.

We may not be able to attract and retain qualified key executives or transition smoothly to new leadership, which could adversely impact us and our businesses and inhibit our ability to operate and grow successfully.

The execution of our business strategy and our financial performance will continue to depend in significant part on our executive management team and other key management personnel. Any inability to attract in a timely manner qualified executives, retain our leadership team and recruit other important personnel could have a material adverse impact on our businesses, financial position, results of operations and cash flows.

Compliance with, or violation of, environmental, health and safety laws and regulations, including laws pertaining to the use of pesticides, could result in significant costs that adversely impact our reputation, businesses, financial position, results of operations and cash flows.

International, federal, state, provincial and local laws and regulations relating to environmental, health and safety matters affect us in several ways. In the United States, products containing pesticides generally must be registered with the EPA, and similar state agencies before they can be sold or applied. The failure to obtain, or the cancellation of, any such registration, or the withdrawal from the marketplace of such pesticides, could have an adverse effect on our businesses, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The pesticides we use are manufactured by independent third parties and are evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a pesticide we use will be limited or will not be re-registered for use in the United States. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations.

In addition, the use of certain pesticide products is regulated by various international, federal, state, provincial and local environmental and public health agencies. Although we strive to comply with such laws and regulations and have processes in place designed to achieve compliance, given our dispersed locations, distributed operations and numerous employees and franchise associates, we may be unable to prevent violations of these or other laws and regulations from occurring. Even if we are able to comply with all such laws and regulations and obtain all necessary registrations and licenses, the pesticides or other products we apply or use, or the manner in which we apply or use them, could be alleged to cause injury to the environment, to people or to animals, or such products could be banned in certain circumstances. The laws and regulations may also apply to third-party vendors who are hired to repair or remediate property and who may fail to comply with environmental laws, health and safety laws and regulations and subject us to risk of legal exposure. The costs of compliance, non-compliance, investigation, remediation, combating reputational harm or defending civil or criminal proceedings, products liability, personal injury or other lawsuits could have a material adverse impact on our reputation, businesses, financial position, results of operations and cash flows.

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

On January 20, 2017, Terminix International USVI, LLC (“TMX USVI”) and The Terminix International Company Limited Partnership (“TMX LP”), each an indirect, wholly-owned subsidiary of the Company, entered into a revised Plea Agreement (the “Plea Agreement”) in connection with the investigation initiated by the United States Department of Justice Environmental Crimes Section (the “DOJ”) into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands. Under the terms of sentencing handed down on November 20, 2017, in addition to fines paid and reimbursement of clean-up costs, both TMX USVI and TMX LP will serve a five-year probation period.

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

Our businesses are subject to significant international, federal, state, provincial and local laws and regulations. These laws and regulations include laws relating to consumer protection, wage and hour requirements, franchising, the employment of immigrants, labor relations, permitting and licensing, building code requirements, workers’ safety, the environment, insurance coverages, sales tax collection and remittance, employee benefits, marketing (including, without limitation, telemarketing) and advertising, the application and use of pesticides and other chemicals. In particular, we anticipate that various international, federal, state, provincial and local governing bodies may propose additional legislation and regulation that may be detrimental to our businesses or may substantially increase our operating costs, including increases in the minimum wage; environmental regulations related to chemical use, climate change and other environmental matters; health care coverage; or “do-not-call” or other marketing regulations.

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

Our ability to conduct our operations is in part affected by our ability to increase our labor force, including on a seasonal basis at our customer care centers, which may be adversely affected by a number of factors. In the event of a labor shortage, we could experience difficulty in responding to customer calls in a timely fashion or delivering our services in a high-quality or timely manner, and could be forced to increase wages to attract and retain employees, which would result in higher operating costs and reduced profitability. Long wait times by customers during peak operating times could have a material adverse impact on our reputation, businesses, financial position, results of operations and cash flows.

Decisions and rules by the National Labor Relations Board, including “expedited elections” and restrictions on appeals, could lead to increased organizing activities at our subsidiaries or franchisees. If these labor organizing activities were successful, it could further increase labor costs, decrease operating efficiency and productivity in the future, or otherwise disrupt or negatively impact our operations. In addition, potential competition from key employees who leave ServiceMaster could impact our ability to maintain our segment share in certain geographic areas.

Our franchisees, subcontractors, third-party distributors and vendors could take actions that could harm our businesses.

For the years ended December 31, 2019, 2018 and 2017, $150 million, $149 million and $143 million, respectively, of our consolidated revenue was received in the form of franchise revenues. Accordingly, our financial results are dependent in part upon the operational and financial success of our franchisees. Our franchisees, subcontractors, third-party distributors and vendors are contractually obligated to operate their businesses in accordance with the standards set forth in our agreements with them. Each franchising brand also provides training and support to franchisees. However, franchisees, subcontractors, third-party distributors and vendors are independent third parties that we do not control, and who own, operate and oversee the daily operations of their businesses. As a result, the ultimate success of any franchise operation rests with the franchisee. If franchisees do not successfully operate their businesses in a manner consistent with required standards, royalty payments to us will be adversely affected and our brands’ image and reputation could be harmed, which in turn could adversely impact our business, financial position, results of operations and cash flows. Similarly, if third-party distributors, subcontractors, vendors and franchisees do not successfully operate their businesses in a manner consistent with required laws, standards and regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third-party distributors, subcontractors, vendors and franchisees. In addition, our relationship with our franchisees, third-party distributors, subcontractors and vendors could become strained (including resulting in litigation) as we impose new standards or assert more rigorous enforcement practices of the existing required standards. These strains in our relationships or claims could have a material adverse impact on our reputation, businesses, financial position, results of operations and cash flows.

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

Any disruption in our information technology systems, including capacity limitations, instabilities, or failure to operate as expected, could, depending on the magnitude of the problem, adversely impact our business, financial position, results of operations and cash flows, including by limiting our capacity to monitor, operate and control our operations effectively. Failures of our information technology systems could also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and employees. If our disaster recovery plans do not work as anticipated, or if the third-party vendors to which we have outsourced certain information technology, contact center or other services fail to fulfill their obligations to us, our operations may be adversely affected, and any of these circumstances could adversely affect our reputation, businesses, financial position, results of operations and cash flows.

We may experience difficulties implementing our new Salesforce platform.

We are engaged in a multi-year implementation of a new system in contract with Salesforce that will integrate all legacy operating systems onto a single platform accessible by all. The new system will continue to require significant investment of human and financial resources. In implementing the system, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the system could adversely affect our ability to process work orders, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. In addition, our efforts to centralize various business processes within our organization in connection with this implementation may disrupt our operations and negatively impact our business, results of operations and financial condition.

Changes in the services we deliver or the products we use could affect our reputation, businesses, financial position, results of operations and cash flows and our future plans.

Our financial performance is affected by changes in the services and products we offer to customers, including termite warranties. There can be no assurance that our strategies or product offerings will succeed in increasing revenue and growing profitability. An unsuccessful execution of strategies, including the rollout or adjustment of our new services or products, the effectiveness of sales and marketing plans and our handling of cases and claims for termite damages, particularly in the Mobile Bay Area, could cause us to reevaluate or change our business strategies and could have a material adverse impact on our reputation, businesses, financial position, results of operations and cash flows.

If we fail to protect the security of personal information about our customers, employees and third parties, we could be subject to interruption of our business operations, private litigation, reputational damage and costly penalties.

We rely on, among other things, commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information of customers, employees and third parties, such as payment cards and personal information. The systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are central to meeting standards set by the payment card industry (“PCI”). We continue to evaluate and modify these systems and protocols for PCI compliance purposes, and such PCI standards may change from time to time. Activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of these systems. Any compromises, breaches or errors in applications related to these systems or failures to comply with standards set by the PCI could cause damage to our reputation and interruptions in our operations, including customers’ ability to pay for services and products by credit card or their willingness to purchase our services and products and could result in a violation of applicable laws, regulations, orders, industry standards or agreements and subject us to costs, penalties and liabilities. We are subject to risks caused by data breaches and operational disruptions, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists. The frequency of data breaches of companies and governments have increased in recent years as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The occurrence of any of these events could have a material adverse impact on our reputation, businesses, financial position, results of operations and cash flows.

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

We may pursue strategic transactions in the future, which could involve acquisitions or dispositions of businesses or assets. Any future strategic transaction could involve integration or implementation challenges, business disruption or other risks, or change our business profile significantly. Any inability on our part to consolidate and manage growth from acquired businesses or successfully implement other strategic transactions could have an adverse impact on our reputation, businesses, financial position, results of operations and cash flows. Any acquisition that we make may not provide us with the benefits that were anticipated when entering into such acquisition. The process of integrating an acquired business may create unforeseen difficulties and expenses, including the diversion of resources needed to integrate new businesses, technologies, products, personnel or systems; the inability to retain employees, customers and suppliers; the assumption of actual or contingent liabilities (including those relating to the environment); failure to effectively and timely adopt and adhere to our internal control processes and other policies; write-offs or impairment charges relating to goodwill and other intangible assets; unanticipated liabilities relating to acquired businesses; and potential expense associated with litigation with sellers of such businesses. Any future disposition transactions could also impact our businesses and may subject us to various risks, including failure to obtain appropriate value for the disposed businesses, post-closing claims being levied against us and disruption to our other businesses during the sale process or thereafter.

We may be required to recognize impairment charges.

We have significant amounts of goodwill and intangible assets, such as trade names. In accordance with applicable accounting standards, goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value based test annually, or more frequently if there are indicators of impairment, including:

•significant adverse changes in the business climate, including economic or financial conditions;

•significant adverse changes in expected operating results;

•adverse actions or assessments by regulators;

•unanticipated competition;

•loss of key personnel; and

•a current expectation that it is more likely than not that a reporting unit or intangible asset will be sold or otherwise disposed of.

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

From time to time, we enter into noncompetition agreements or other restrictive covenants (e.g., exclusivity, take or pay and non-solicitation obligations), including in connection with business dispositions or strategic contracts, that restrict us from entering into lines of business or operating in certain geographic areas into which we may desire to expand our businesses. We also are subject to various non-solicitation and no-hire covenants that may restrict our ability to solicit potential customers or employees. If we do not comply with such restrictive covenants, or if a dispute arises regarding the scope and interpretation thereof, litigation could ensue, which could have an adverse impact on our businesses, financial position, results of operations and cash flows. Further, to the extent that such restrictive covenants prevent us from taking advantage of business opportunities, our businesses, financial position, results of operations and cash flows may be adversely impacted.

Our business process outsourcing initiatives have increased our reliance on third-party vendors and may expose our businesses to harm upon the termination or disruption of our third-party vendor relationships.

Our strategy to increase profitability, in part, by reducing our costs of operations includes the implementation of certain business process outsourcing initiatives. Any disruption, termination or substandard performance of these outsourced services, including possible breaches by third-party vendors of their agreements with us, could adversely affect our brands, reputation, customer relationships, financial position, results of operations and cash flows. Also, to the extent a third-party outsourcing provider relationship is terminated, there is a risk of disputes or litigation and that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that we consider favorable, and even if we find an alternate provider, or choose to insource such services, there are significant risks associated with any transitioning activities. In addition, to the extent we decide to terminate outsourcing services and insource such services, there is a risk that we may not have the capabilities to perform these services internally, resulting in a disruption to our businesses, which could adversely impact our reputation, businesses, financial position, results of operations and cash flows. We could incur costs, including personnel and equipment costs, to insource previously outsourced services like these, and these costs could adversely affect our results of operations and cash flows.

Risks Related to Our Significant Indebtedness

We have significant indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our businesses and satisfy our obligations.

As of December 31, 2019, we had approximately $1.7 billion of total consolidated long-term indebtedness, including the current portion of long-term debt, outstanding.

As of December 31, 2019, there were $23 million of letters of credit outstanding and $370 million of available borrowing capacity under the Revolving Credit Facility. In addition, we are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to you. Because of our substantial indebtedness:

•our ability to engage in acquisitions without raising additional equity or obtaining additional debt financing is limited;

•our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes and our ability to satisfy our obligations with respect to our indebtedness may be impaired in the future;

•a large portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;

•we are exposed to the risk of increased interest rates on approximately 10% of our outstanding indebtedness because a portion of our borrowings are or will be at variable rates of interest;

•it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on, and acceleration of, such indebtedness;

•we may be more vulnerable to general adverse economic and industry conditions;

•we may be at a competitive disadvantage compared to our competitors with proportionately less indebtedness or with comparable indebtedness on more favorable terms and, as a result, they may be better positioned to withstand economic downturns;

•our ability to refinance indebtedness may be limited or the associated costs may increase;

•our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited; and

•we may be prevented from carrying out capital spending and restructurings that are necessary or important to our growth strategy and efforts to improve operating margins of our businesses.

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

The agreements governing the $600 million Term Loan Facility maturing November 4, 2026 and the $400 million revolving credit facility maturing November 4, 2024 (collectively, the “Credit Facilities”) contain covenants that, among other things, restrict our ability to:

•incur additional indebtedness (including guarantees of other indebtedness);

•receive dividends from certain of our subsidiaries, redeem stock or make other restricted payments, including investments and, in the case of the Revolving Credit Facility, make acquisitions;

•prepay, repurchase or amend the terms of certain outstanding indebtedness;

•enter into certain types of transactions with affiliates;

•transfer or sell assets;

•create liens;

•merge, consolidate or sell all or substantially all of our assets; and

•enter into agreements restricting dividends or other distributions by our subsidiaries.

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

The market price of our common stock may fluctuate significantly. Among the factors that could affect our stock price are:

•industry or general market conditions;

•domestic and international economic factors unrelated to our performance;

•lawsuits, enforcement actions and other claims by third parties or governmental authorities;

•changes in our customers’ preferences;

•new regulatory pronouncements and changes in regulatory guidelines;

•actual or anticipated fluctuations in our quarterly operating results;

•changes in securities analysts’ estimates of our financial performance or lack of research coverage and reports by industry analysts;

•action by institutional stockholders or other large stockholders;

•failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices;

•announcements by us of significant impairment charges;

•speculation in the press or investment community;

•investor perception of us and our industry;

•changes in market valuations or earnings of similar companies;

•announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships;

•war, terrorist acts and epidemic disease;

•any future sales of our common stock or other securities; and

•additions or departures of key personnel.

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

In July 2014, we filed a registration statement on Form S-8 under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of (i) stock options granted under these plans and (ii) other equity based awards granted under the ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan (“Omnibus Incentive Plan”), including approximately 5.1 million shares of our common stock that have been sold in the public market through the exercise of stock options as of December 31, 2019, are freely tradable under the Securities Act, unless purchased by our affiliates. As of December 31, 2019, there were stock options outstanding to purchase a total of 1,230,520 shares of our common stock and there were 692,926 shares of our common stock subject to restricted stock units and there were 187,746 shares of our common stock subject to performance share units. In addition, 4,920,142 shares of our common stock are reserved for future issuances under our Omnibus Incentive Plan.

On February 24, 2015, our board of directors approved and recommended for approval by our stockholders the ServiceMaster Global Holdings, Inc. Employee Stock Purchase Plan (“Employee Stock Purchase Plan”), which became effective for offering periods commencing July 1, 2015. The Employee Stock Purchase Plan was intended to qualify for the favorable tax treatment under Section 423 of the Code. Under the plan, eligible employees of the Company may purchase common stock, subject to IRS limits, during pre-specified offering periods at a discount established by the Company not to exceed 10 percent of the then current fair market value. On April 27, 2015, our stockholders approved the Employee Stock Purchase Plan with a maximum of one million shares of common stock authorized for sale under the plan. On November 3, 2015, we filed a registration statement on Form S-8 under the Securities Act to register the one million shares of common stock that may be issued under the Employee Stock Purchase Plan and, as a result, all shares of common stock acquired under the Employee Stock Purchase Plan will be freely tradable under the Securities Act, unless purchased by our affiliates. As of December 31, 2019, there were 829,155 shares of our common stock reserved for future issuances under the Employee Stock Purchase Plan.

Our Compensation Committee amended the Employee Stock Purchase Plan in February 2019 to allow for more frequent purchase periods and to change the allowed 10 percent discount to a company match of 10 percent of employee contributions. The authorized number of shares remaining in the Employee Stock Purchase Plan was not changed. The expiration date of the plan was not changed from April 27, 2025. The first purchase under the amended Employee Stock Purchase Plan began in July 2019.

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

Our amended and restated certificate of incorporation and amended and restated by-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated by-laws collectively:

•authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•provide for a classified board of directors, which divides our board of directors into three classes, with members of each class serving staggered three-year terms, which prevents stockholders from electing an entirely new board of directors at an annual meeting;

•limit the ability of stockholders to remove directors;

•provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office;

•prohibit stockholders from calling special meetings of stockholders;

•prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders;

•establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our stockholders; and

•require the approval of holders of at least 66 2/3% of the outstanding shares of our common stock to amend our amended and restated by-laws and certain provisions of our amended and restated certificate of incorporation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our corporate Global Service Center and the headquarters for Terminix in Memphis, Tennessee. We also own or lease a variety of facilities, predominantly in the United States, for branches and service centers, offices, storage, customer care centers, data processing and training. We believe that these facilities are suitable and adequate to support the current needs of our business.

ITEM 3. LEGAL PROCEEDINGS

Our Terminix business is subject to a significant number of damage claims related to termite activity in homes for which we provide termite control services, often accompanied by a termite damage warranty. Our termite damage warranty is a differentiator in the industry that has enabled us to become the market leader of this product line. Damage claims include Non-litigated Claims and Litigated Claims. Recently we have experienced higher Non-Litigated Claims activity concentrated in the Mobile Bay Area of the United States related to Formosan termites, an invasive species, which has driven higher Non-Litigated Claims expense. In addition, since the beginning of 2017, we have been served with an increasing number of Litigated Claims, again primarily concentrated in the Mobile Bay Area and related to Formosan termite activity, which has driven higher Litigated Claim expense. Some plaintiffs have sought to demonstrate a pattern and practice of fraud in connection with Litigated Claims and have sought awards, in addition to repair costs, which included punitive damages and damages for mental anguish. We defend these Litigated Claims vigorously, and we are taking decisive actions to mitigate increasing claims costs, however, we cannot give assurance that these mitigation actions will be effective in reducing claims or costs related thereto, nor can we give assurance that lawsuits or other proceedings related to termite damage claims will not materially affect our reputation, business, financial position, results of operations and cash flows.

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

The graph below presents our cumulative total stockholder returns relative to the performance of the Standard & Poor’s 500 Composite Stock Index and Standard & Poor’s 400 Consumer Services Index, commencing on June 26, 2014, our initial day of trading. The graph assumes $100 invested at the opening price of our common stock on NYSE and each index on December 31, 2014. On October 1, 2018, we completed the previously announced separation of our American Home Shield business. Our stockholders received one share of Frontdoor common stock for every two shares of ServiceMaster common stock held as of the close of business on the Record Date. The graph below assumes, similar to a cash dividend, that the shares of Frontdoor that were distributed on October 1, 2018, were sold and the proceeds from such sale were reinvested into additional shares of ServiceMaster common stock.

Dividends

We did not pay any cash dividends in 2017, 2018 or 2019. As a result of the spin-off of American Home Shield, each ServiceMaster stockholder as of the Record Date, received a dividend of one share of Frontdoor common stock for every two shares of ServiceMaster common stock held. The Company distributed 67,781,527 shares of common stock of Frontdoor in the Distribution. Stockholders received cash in lieu of fractional shares they would have otherwise received in the Distribution.

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

Share Repurchase Program

On February 23, 2016, our board of directors authorized a three-year share repurchase program, under which we could repurchase up to $300 million of outstanding shares of our common stock. On February 19, 2019, our board of directors approved a three-year extension of the share repurchase plan allowing for $150 million of repurchases though February 19, 2022. Under the share repurchase program, we may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which we repurchase our shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by us. The repurchase program may be suspended or discontinued at any time. We expect to fund the share repurchases from net cash provided from operating activities. The share repurchase program is part of our capital allocation strategy that focuses on sustainable growth and maximizing stockholder value. As of December 31, 2019, we had $103 million of purchases available remaining under this program.

Issuer Purchases of Equity Securities

				Maximum dollar
			Total number of	value of shares
			shares purchased as	that may yet be
		Average	part of publicly	purchased under the
	Total number of	price paid	announced plans or	plans or programs
Period	shares purchased	per share	programs	(in millions)(1)
Jan. 1, 2019 through Mar. 31, 2019	36,360	$47.02	36,360	$148
Apr. 1, 2019 through June 30, 2019	286,335	$51.30	286,335	134
July 1, 2019 through Sept. 30, 2019	290,880	$55.07	290,880	118
Q4 2019:
Oct. 1, 2019 through Oct. 31, 2019	104,535	$54.06	104,535	112
Nov. 1, 2019 through Nov. 30, 2019	129,085	$37.51	129,085	107
Dec. 1, 2019 through Dec. 31, 2019	95,340	$38.45	95,340	103
Oct. 1, 2019 through Dec. 31, 2019	328,960	$43.04	328,960	$103
Total	942,535	$49.42	942,535	$103

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

Five-Year Financial Summary

	Year Ended December 31,
(In millions, except per share data)	2019	2018	2017	2016	2015
Operating Results:
Revenue	$2,077	$1,900	$1,755	$1,726	$1,678
Cost of services rendered and products sold	1,178	1,041	962	924	908
Selling and administrative expenses	578	555	500	462	436
Acquisition-related costs(1)	17	5	—	1	1
Termite damage claims reserve adjustment(2)	53	—	—	—	—
401(k) Plan corrective contribution(3)	—	—	(3)	2	22
Fumigation related matters(4)	—	3	4	93	9
Insurance reserve adjustment(5)	—	—	—	23	—
Impairment of software and other related costs(6)	—	—	2	1	—
(Gain) loss on investment in frontdoor, inc.(7)	(40)	249	—	—	—
Interest expense	87	133	150	153	167
Loss on extinguishment of debt(8)	8	10	6	32	58
Income (Loss) from Continuing Operations	129	(163)	341	2	21
Net Income (Loss)	128	(41)	510	155	160
Cash dividends per share	$—	$—	$—	$—	$—
Weighted-average shares outstanding:
Basic	135.8	135.5	134.4	135.3	135.0
Diluted	136.2	135.5	135.4	137.3	136.6
Basic Earnings (Loss) Per Share -- Continuing Operations	$0.95	$(1.20)	$2.54	$0.01	$0.15
Diluted Earnings (Loss) Per Share -- Continuing Operations	$0.95	$(1.20)	$2.52	$0.01	$0.15
Financial Position (as of period end):
Total assets(9)	$5,322	$5,023	$5,646	$5,386	$5,098
Total long-term debt	1,738	1,776	2,778	2,817	2,751
Total stockholders' equity	2,322	2,204	1,167	686	545
Cash Flow Data:
Net cash provided from operating activities from continuing operations	$245	$229	$204	$148	$249
Net cash used for investing activities from continuing operations	(516)	(250)	(79)	(79)	(117)
Net cash provided from (used for) financing activities from continuing operations	327	(350)	(147)	(102)	(380)
Other Non-GAAP Financial Data:
Adjusted EBITDA(10)	$417	$398	$374	$406	$388
Adjusted EBITDA Margin(11)	20.1%	20.9%	21.3%	23.5%	23.1%
Free Cash Flow(12)	$216	$187	$138	$102	$216

__________________________________

(1)Represents incremental legal, accounting and other expenses associated with completed or contemplated acquisitions.

(2)Represents an adjustment to our reserves for termite damage claims as described in Note 10 to the consolidated financial statements.

(3)Represents a corrective contribution related to our 401(k) Plan.

(4)Represents charges for fumigation related matters described in Note 10 to the consolidated financial statements.

(5)Represents an adjustment to our accrued self-insured claims related to automobile, general liability and workers’ compensation risk.

(6)For 2017 and 2016, represents the impairment of software and other related costs relating to our decision to replace certain software.

(7)For 2019, represents a realized gain on sale of our investment in Frontdoor. For 2018, represents a mark-to-market loss on the retained shares in Frontdoor described in Note 19 to the consolidated financial statements.

(8)For 2019, 2018 and 2017, represents a loss on extinguishment of debt as described in Note 12 to the consolidated financial statements. For 2016, represents a loss on extinguishment of debt related to the repayment of a term loan facility in connection with the entrance into a new term loan facility. For 2015, represents a loss on extinguishment of debt related to the redemption of the then-existing credit facility in connection with our initial public offering.

(9)Includes American Home Shield data for periods prior to the October 1, 2018 Distribution. See Note 8 to the consolidated financial statements for information on the divested net assets.

(10)We use Adjusted EBITDA to facilitate operating performance comparisons from period to period. Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income (loss) or any other performance measures derived in accordance with GAAP or as an alternative to net cash provided by operating activities or any other measures of our cash flow or liquidity. Adjusted EBITDA means net income (loss) before: depreciation and amortization expense; acquisition-related costs; termite damage claims reserve adjustment; 401(k) Plan corrective contribution; fumigation related matters; insurance reserve adjustment; non-cash stock-based compensation expense; restructuring and other charges; gain on sale of Merry Maids branches; non-cash impairment of software and other costs; (gain) loss on investment in frontdoor, inc.; (loss) gain from discontinued operations, net of income taxes; provision (benefit) for income taxes; loss on extinguishment of debt; interest expense; and other non-operating expenses.

We believe Adjusted EBITDA facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures (affecting net interest income and expense), taxation, the age and book depreciation of facilities and equipment (affecting relative depreciation expense), restructuring initiatives, acquisition activities (affecting amortization and acquisition-related costs) and equity-based, long-term incentive plans, which may vary for different companies for reasons unrelated to operating performance.

Adjusted EBITDA is not necessarily comparable to other similarly titled financial measures of other companies due to the potential inconsistencies in the methods of calculation.

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations are:

•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•Adjusted EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•Adjusted EBITDA does not reflect our tax expense or the cash requirements to pay our taxes;

•Adjusted EBITDA does not reflect historical capital expenditures or future requirements for capital expenditures or contractual commitments;

•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•Other companies in our industries may calculate Adjusted EBITDA differently, limiting its usefulness as a comparative measure.

The following table sets forth Adjusted EBITDA for each of our reportable segments and Corporate and Other Operations and reconciles Net Income (Loss) to total Adjusted EBITDA for the periods presented, which we consider to be the most directly comparable GAAP financial measure:

	Year Ended December 31,
(In millions)	2019	2018	2017	2016	2015
Net Income (Loss)	$128	$(41)	$510	$155	$160
Depreciation and amortization expense	104	91	86	80	75
Acquisition-related costs(a)	17	5	—	1	1
Termite damage claims reserve adjustment(b)	53	—	—	—	—
401(k) Plan corrective contribution(c)	—	—	(3)	2	22
Fumigation related matters(d)	—	3	4	93	9
Insurance reserve adjustment(e)	—	—	—	23	—
Non-cash stock-based compensation expense(f)	15	14	10	12	9
Restructuring and other charges(g)	17	17	21	15	5
Gain on sale of Merry Maids branches(h)	—	—	—	(2)	(7)
Non-cash impairment of software and other related costs(i)	—	—	2	1	—
(Gain) loss on investment in frontdoor, inc.(j)	(40)	249	—	—	—
Loss (gain) from discontinued operations, net of income taxes(k)	1	(122)	(169)	(153)	(140)
Provision (benefit) for income taxes	27	37	(242)	(5)	27
Loss on extinguishment of debt(l)	8	10	6	32	58
Interest expense	87	133	150	153	167
Other non-operating expenses(m)	—	—	—	—	3
Total Adjusted EBITDA	$417	$398	$374	$406	$388

Adjusted EBITDA:
Terminix	$319	$333	$330	$372	$348
ServiceMaster Brands	92	89	87	79	77
Reportable Segment Adjusted EBITDA	$410	$422	$417	$450	$425
Corporate and Other Operations(n)	7	9	1	(3)	(9)
Costs historically allocated to American Home Shield(o)	—	(33)	(44)	(42)	(29)
Total Adjusted EBITDA	$417	$398	$374	$406	$388

__________________________________

(a)Represents incremental legal, accounting and other expenses associated with completed or contemplated acquisitions. We exclude these charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(b)Represents an adjustment of the Company’s reserves for termite damage claims as described in Note 10 to the consolidated financial statements. The adjustment is the result of a change in estimation technique based on the outputs of a detailed statistical analysis of our recent termite damage claims history and case results. We have excluded this discrete fourth quarter 2019 adjustment from Adjusted EBITDA because we believe it does not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(c)Represents a corrective contribution related to our 401(k) Plan. We exclude these charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(d)Represents charges for fumigation related matters described in Note 10 to the consolidated financial statements. We exclude these charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(e)Represents an adjustment to our accrued self-insured claims related to automobile, general liability and workers’ compensation risks. The adjustment was based on our detailed annual assessment of this actuarially determined accrual, which we complete the second quarter of each year. This adjustment relates to coverage periods of 2015 and prior. We have excluded this discrete second quarter 2016 adjustment from Adjusted EBITDA because we believe it does not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability. Adjustments to accrued self-insured claims related to this insurance program were $6 million, $10 million, $4 million and $9 million in the years ended December 31, 2019, 2018, 2016 and 2015, respectively, and were not material for the year ended December 31, 2017. Adjustments in each year were recorded as charges in total Adjusted EBITDA.

(f)Represents the non-cash expense of our equity-based compensation. We exclude this expense from Adjusted EBITDA primarily because it is a non-cash expense and because it is not used by management to assess ongoing operational performance. We believe excluding this expense from Adjusted EBITDA is useful to investors in aiding period-to-period comparability.

(g)For 2019, 2018 and 2017, represents restructuring and other charges described in Note 9 to the consolidated financial statements. For 2016 and 2015 represents restructuring and other charges related primarily to the impact of a branch optimization program at Terminix, a reorganization of leadership at ServiceMaster Brands and an initiative to enhance capabilities and reduce costs in our corporate functions. We exclude these restructuring and other charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(h)Represents the gain associated with the conversion of certain company-owned Merry Maids branches to franchises in 2016 and 2015 (the “branch conversions”).

(i)Represents the impairment of software and other related costs. We exclude non-cash impairments from Adjusted EBITDA because we believe doing so is useful to investors in aiding period-to-period comparability.

(j)Represents the loss resulting from the remeasurement of our retained 19.8% investment in Frontdoor subsequent to the Distribution and driven by the change in Frontdoor’s stock price between October 1, 2018 and December 31, 2018. We exclude this amount from Adjusted EBITDA because this charge is not part of our ongoing operations and we believe doing so is useful to investors in aiding period-to-period comparability. In March 2019, we exchanged all of the 19.8% of the outstanding shares of common stock of Frontdoor we retained for certain of our outstanding indebtedness, which obligations were subsequently cancelled and discharged upon delivery to us. See Note 12 for further discussion regarding this transaction.

(k)Represents the historical results of our American Home Shield business, which was spun off on October 1, 2018 and is presented as discontinued operations herein. See Note 8 to the consolidated financial statements. We exclude these amounts from Adjusted EBITDA because these charges are not part of our ongoing operations and we believe doing so is useful to investors in aiding period-to-period comparability.

(l)For 2019, 2018 and 2017, represents a loss on extinguishment of debt as described in Note 12 to the consolidated financial statements. For 2016, represents a loss on extinguishment of debt related to the repayment of a term loan facility in connection with the entrance into a new term loan facility. For 2015, represents a loss on extinguishment of debt related to the redemption of the then-existing credit facility in connection with our initial public offering.

(m)Primarily represents secondary offering expenses. We exclude these amounts from Adjusted EBITDA because we believe doing so is useful to investors in aiding period-to-period comparability.

(n)Represents unallocated corporate expenses and the results of our pest control operations in Europe.

(o)Includes amounts historically allocated to the American Home Shield segment not permitted to be classified as discontinued operations under GAAP as described in Note 8 to the consolidated financial statements.

(11)Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of revenue.

(12)Free Cash Flow is not a measurement of our financial performance or liquidity under GAAP and does not purport to be an alternative to net cash provided from operating activities from continuing operations or any other performance or liquidity measures derived in accordance with GAAP. Free Cash Flow means net cash provided from operating activities from continuing operations, less: (i) property additions, net of government grant fundings for property additions. Free Cash Flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for analyzing our results as reported under GAAP. Other companies in our industries may calculate Free Cash Flow or similarly titled non-GAAP financial measures differently, limiting its usefulness as a comparative measure.

Management believes Free Cash Flow is useful as a supplemental measure of our liquidity. Management uses Free Cash Flow to facilitate company-to-company cash flow comparisons by removing payments for property additions, net of government grant fundings for property additions, which may vary from company-to-company for reasons unrelated to operating performance.

The following table reconciles net cash provided from operating activities from continuing operations, which we consider to be the most directly comparable GAAP measure, to Free Cash Flow using data derived from our consolidated financial statements for the periods indicated:

	Year Ended December 31,
(In millions)	2019	2018	2017	2016	2015
Net Cash Provided from Operating Activities from Continuing Operations	$245	$229	$204	$148	$249
Property additions, net of government grant fundings for property additions	(28)	(41)	(66)	(46)	(33)
Free Cash Flow	$216	$187	$138	$102	$216

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with Item 6 “Selected Financial Data” and the consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “—Information Regarding Forward-Looking Statements” and “Risk Factors.” This discussion and analysis does not address certain items in respect of 2017 in reliance on amendments to disclosure requirements adopted by the SEC in 2019. A discussion of changes in our results of operations from fiscal 2017 to fiscal 2018 has been omitted from this Annual Report on Form 10-K, but may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019.

Overview

Our core services include residential and commercial termite and pest control, restoration, commercial and residential cleaning, cabinet and furniture repair and home inspection under the following leading brands: AmeriSpec, Copesan, Furniture Medic, McCloud Services, Merry Maids, Nomor, ServiceMaster Clean, ServiceMaster Restore, Terminix and Terminix Commercial. Our operations for the periods presented in this report are organized into two reportable segments: Terminix and ServiceMaster Brands.

During 2019, we entered the European pest management market with our acquisitions of Nomor, which operates in Sweden and Norway and a commercial pest control business in the United Kingdom. European pest control operations represented approximately one percent of our revenue and is included in Corporate and Other Operations.

On January 21, 2020, we announced we are exploring strategic alternatives relating to ServiceMaster Brands, including the potential sale of the business. The ServiceMaster Brands segment is reported in this Annual Report on Form 10-K in continuing operations. Beginning with our quarterly report on Form 10-Q for the period ending March 31, 2020, the ServiceMaster Brands segment will be classified as held for sale and reported in discontinued operations.

Our financial statements will include non-recurring costs incurred to evaluate, plan and execute the exploration of strategic alternatives related to ServiceMaster Brands, including the potential sale of the business. Costs will primarily be related to third-party consulting and other incremental costs directly associated with the strategic alternatives process. Our results for the year ended December 31, 2019 included charges of less than $1 million related to the initiative. We expect to incur charges, which may be significant, in 2020 related to the initiative. In addition, we expect incremental capital expenditures will be required to effect the initiative, which may be significant, principally reflecting costs to replicate information technology systems historically shared by our business units.

On January 21, 2020, Nikhil M. Varty resigned from his position as Chief Executive Officer and as a member of our board of directors. Our board of directors appointed our current Chairman of the Board, Naren K. Gursahaney, as interim Chief Executive Officer until a replacement Chief Executive Officer is identified.

Key Business Metrics

We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of the continuing operations of our businesses. These metrics include:

•revenue,

•operating expenses,

•net income (loss),

•earnings (loss) per share,

•Adjusted EBITDA, and

•organic revenue growth.

To the extent applicable, these measures are evaluated with and without impairment, acquisition-related costs, restructuring and other charges that management believes are not indicative of the earnings capabilities of our businesses. We also focus on measures designed to monitor cash flow, including net cash provided from operating activities from continuing operations and free cash flow.

Revenue. Our revenue results are primarily a function of the volume and pricing of the services and products provided to our customers by our businesses as well as the mix of services and products provided across our businesses. The volume of our revenue in Terminix is impacted by new unit sales, the retention of our existing customers and acquisitions. Revenue results in the ServiceMaster Brands are driven principally by royalty fees earned from our franchisees. We serve both residential and commercial customers, principally in the United States. In 2019, approximately 97 percent of our revenue was generated by sales in the United States. We expect to continue our tuck-in acquisition program at Terminix and to periodically evaluate other strategic acquisitions in the United States and internationally.

Operating Expenses. In addition to the impact of changes in our revenue results, our profitability (Net Income (Loss) and Adjusted EBITDA) are affected by, among other things, the level of our operating expenses. A number of our operating expenses are subject to inflationary pressures, such as fuel, chemicals, wages and salaries, employee benefits and health care, vehicles, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs.

We have historically hedged a significant portion of our annual fuel consumption. Fuel costs for 2019, after the impact of the hedges and after adjusting for the impact of year-over-year changes in the number of gallons used, increased $2 million compared to 2018, and fuel costs for 2018 increased $4 million compared to 2017. Based on current Department of Energy fuel price forecasts, as well as hedges we have executed to date for 2019, we project that fuel prices for 2020 will increase our fuel costs by approximately $4 million compared to 2019.

After adjusting for the impact of year-over-year changes in the number of covered employees, health care and related costs for 2019 decreased approximately $3 million compared to 2018 while costs in 2018 increased approximately $1 million compared to 2017. We expect our health care costs in 2020 to increase approximately $5 million compared to 2019.

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

Adjusted EBITDA. We evaluate performance and allocate resources based primarily on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before: depreciation and amortization expense; acquisition-related costs; termite damage claims reserve adjustment; fumigation related matters; non-cash stock-based compensation expense; restructuring and other charges; non-cash impairment of software and other costs; (gain) loss on investment in frontdoor, inc.; (gain) loss from discontinued operations, net of income taxes; provision (benefit) for income taxes; loss on extinguishment of debt; interest expense; and other non-operating expenses. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives, consulting agreements, acquisition activities and equity-based, long-term incentive plans.

Organic Revenue Growth. We evaluate organic revenue growth to track performance of Terminix, including the impacts of sales, pricing, new service offerings and other growth initiatives. Organic revenue growth excludes revenue from acquired customers for 12 months following the acquisition date.

Seasonality

We have seasonality in our business, which drives fluctuations in revenue and Adjusted EBITDA for interim periods. In 2019, approximately 23 percent, 27 percent, 26 percent and 24 percent of our revenue and approximately 26 percent, 32 percent, 23 percent and 19 percent of our Adjusted EBITDA was recognized in the first, second, third and fourth quarters, respectively.

Effect of Weather Conditions

The demand for our services and our results of operations are also affected by weather conditions, including increasing pest populations driven by the increasing temperatures of climate change and the seasonal nature of our termite and pest control services and restoration services. Weather conditions which have a potentially unfavorable impact to our business include cooler temperatures or droughts which can impede the development of termite swarms and lead to lower demand for our termite control services.

Refinancing of Indebtedness

On November 5, 2019, we entered into a $600 million Term Loan B due 2026 and a $400 million revolving credit agreement due 2024. The proceeds of the transaction were used to repay approximately $171 million of debt outstanding under our previous Term Loan B due 2023, $120 million outstanding under our previous revolving credit agreement due 2021, and $150 million from a short-term borrowing entered on October 4, 2019. In connection with the repayment, we recorded a loss on extinguishment of debt of $1 million in the year ended December 31, 2019, which includes the write-off of less than $1 million of original issue discount and $1 million of debt issuance costs. In conjunction with the debt refinancing, we entered into a seven year interest rate swap agreement with a notional amount of $550 million. During the term of the agreement, the effective interest rate on $550 million of the new Term Loan B is fixed at a rate of 3.365%.

Results of Operations

The following table shows the results of operations for continuing operations for the years ended December 31, 2019 and 2018, which reflects the results of acquired businesses from the relevant acquisition dates.

	Year Ended December 31,		Increase (Decrease)	% of Revenue
(In millions)	2019	2018	2019 vs. 2018	2019	2018
Revenue	$2,077	$1,900	9%	100%	100%
Cost of services rendered and products sold	1,178	1,041	13	57	55
Selling and administrative expenses	578	555	4	28	29
Amortization expense	29	18	61	1	1
Acquisition-related costs	17	5	*	1	—
Termite damage claims reserve adjustment	53	—	*	3	—
Fumigation related matters	—	3	*	—	—
(Gain) loss on investment in frontdoor, inc.	(40)	249	*	(2)	13
Restructuring and other charges	17	17	*	1	1
Interest expense	87	133	(35)	4	7
Interest and net investment income	(6)	(5)	20	—	—
Loss on extinguishment of debt	8	10	*	—	1
Income (Loss) from Continuing Operations before Income Taxes	156	(126)	*	8	(7)
Provision for income taxes	27	37	*	1	2
Income (Loss) from Continuing Operations	$129	$(163)	*	6%	(9)%

___________________________________

*not meaningful

Revenue

We reported revenue of $2,077 million and $1,900 million for the years ended December 31, 2019 and 2018, respectively. A summary of changes in revenue for each of our reportable segments and Corporate and Other Operations is included in the table below. See “—Segment Review” for a discussion of the drivers of the year-over-year changes.

		ServiceMaster	Corporate and
(In millions)	Terminix	Brands	Other Operations	Total
Year Ended December 31, 2018	$1,655	$244	$1	$1,900
Residential Pest Control(1)	59	—	—	59
Commercial Pest Control(2)	72	—	—	72
Termite and Home Services(3)	18	—	—	18
Royalty Fees	—	1	—	1
Commercial Cleaning and other National Accounts	—	8	—	8
Sale of Products and Other(4)	4	3	—	7
Fumigation	(10)	—	—	(10)
European Pest Control	—	—	21	21
Year Ended December 31, 2019	$1,798	$257	$22	$2,077

___________________________________

(1)Includes growth from acquisitions of approximately $34 million for the year ended December 31, 2019.

(2)Includes growth from acquisitions of approximately $67 million for the year ended December 31, 2019.

(3)Includes wildlife exclusion, crawl space encapsulation and attic insulation products that are managed as a component of our termite line of business. Includes growth from acquisitions of approximately $8 million for the year ended December 31, 2019.

(4)For Terminix, includes growth from acquisitions of approximately $2 million for the year ended December 31, 2019.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $1,178 million and $1,041 million for the years ended December 31, 2019 and 2018, respectively. The following table provides a summary of changes in cost of services rendered and products sold for each of our reportable segments and Corporate and Other Operations:

		ServiceMaster	Corporate and
(In millions)	Terminix	Brands	Other Operations	Total
Year Ended December 31, 2018	$955	$96	$(10)	$1,041
Impact of change in revenue(1)	91	11	16	118
Production labor	5	—	—	5
Chemicals and materials	(5)	—	—	(5)
Damage claims	7	—	—	7
Insurance program	—	—	3	3
Fumigation services	10	—	—	10
Other	(3)	1	1	(1)
Year Ended December 31, 2019	$1,059	$109	$10	$1,178

___________________________________

(1)For Terminix, includes approximately $76 million for the year ended December 31, 2019, from acquisitions.

At Terminix, the increase in production labor was driven by accelerated hiring in the fourth quarter in advance of the 2020 peak season. The decrease in chemicals and materials was driven by sourcing productivity. The increase in damage claims was driven by increased Non-Litigated Claims and Litigated Claims, primarily in the Mobile Bay Area. Termite damage claims cases can take years to resolve and costs and timing can be difficult to predict. Assuming the continuation of recent trends, we expect elevated claims costs to continue in the short-term due to Formosan termite activity in the Mobile Bay Area. Fumigation services represents the reduced fumigation margin driven by the outsourcing of fumigation completion services.

For Corporate and Other Operations, includes $16 million for the year ended December 31, 2019 from Nomor and Terminix UK. In addition, we realized favorable claims results in our automobile, general liability and workers’ compensation program at a lesser extent than generated in the prior year.

Selling and Administrative Expenses

For the years ended December 31, 2019 and 2018, we reported selling and administrative expenses of $578 million and $555 million, respectively, which comprised general and administrative expenses of $304 million and $290 million, respectively, and selling and marketing expenses of $275 million and $265 million, respectively. The following table provides a summary of changes in selling and administrative expenses for each of our reportable segments and Corporate and Other Operations:

		ServiceMaster	Corporate and
(In millions)	Terminix	Brands	Other Operations	Total
Year Ended December 31, 2018	$413	$62	$80	$555
Acquisition selling and administrative expenses	18	—	7	25
Marketing costs	9	(2)	—	7
Selling and administrative expenses	2	(1)	—	1
Investments in training	2	—	—	2
Executive recruiting	2	—	—	2
Incentive compensation	(7)	—	—	(7)
Investments in growth	17	—	—	17
Depreciation	—	—	(4)	(4)
Spin-off dis-synergies	11	1	—	12
Stock-based compensation expense	—	—	(1)	(1)
Costs historically allocated to American Home Shield	—	—	(33)	(33)
Other	5	(1)	(2)	3
Year Ended December 31, 2019	$471	$60	$47	$578

Terminix incurred incremental selling and administrative expenses as a result of acquisitions. The increase in marketing costs reflects higher marketing spend to drive sales growth. The increase in selling and administrative expenses is driven by higher sales commissions related to our summer sales program. Executive recruiting includes onboarding and relocation costs related to the hiring of members of ServiceMaster’s executive leadership team. The reduction in incentive compensation payments reflects lower charges related to our annual incentive plans driven by 2019 financial performance. The increase in investments in growth primarily includes our contract with Salesforce to replace legacy operating systems, investments to optimize our commercial pest business and investments to transform our operating model.

Corporate and Other Operations incurred elevated selling and administrative expenses from the Nomor and Terminix UK acquisitions, including additional optimization expenses incurred by Terminix UK as part of our efforts to separate it from its former owner’s operations and systems.

At ServiceMaster Brands, the decrease in marketing costs was primarily driven by lower national media spending. The decrease in selling and administrative expenses reflects the impact of temporary staffing reductions as a result of the 2019 reorganization of ServiceMaster Brands.

Amortization Expense

Amortization expense was $29 million and $18 million in the years ended December 31, 2019 and 2018, respectively. The change in amortization expense primarily reflects the effect of increased acquisitions.

Acquisition-Related Costs

We recognized $17 million and $5 million of incremental acquisition-related costs in the years ended December 31, 2019 and 2018. The change in acquisition-related costs primarily reflects the effect of increased acquisitions.

Termite Damage Claims Reserve Adjustment

We recorded a charge of $53 million in the year ended December 31, 2019 for an adjustment of our reserves for termite damage claims. The adjustment is the result of a change in our estimation technique based on our detailed statistical assessment of recent claims history and case results. See Note 10 to the consolidated financial statements for more details.

Fumigation Related Matters

We recorded charges of $3 million in the year ended December 31, 2018, for fumigation related matters. No similar charge was recorded in the year ended December 31, 2019. See Note 10 to the consolidated financial statements for more details.

(Gain) Loss on Investment in frontdoor, inc.

We recorded a realized gain of $40 million related to the sale of our retained investment in Frontdoor in the year ended December 31, 2019. We recorded a mark-to-market loss on our retained investment in Frontdoor of $249 million in the year ended December 31, 2018, as a result of the stock price of Frontdoor dropping from October 1, 2018 to December 31, 2018.

Restructuring and Other Charges

We incurred restructuring charges of $15 million and $17 million for the years ended December 31, 2019 and 2018, respectively. Restructuring charges are comprised of the following:

	Year Ended December 31,
(In millions)	2019	2018
Terminix(1)	$5	$2
ServiceMaster Brands(2)	2	1
Corporate and Other Operations(3)	6	7
Global Service Center relocation(4)	1	8
Total restructuring and other charges	$15	$17

___________________________________

(1)For the years ended December 31, 2019 and 2018, these charges include $5 million and $2 million, respectively, of lease termination and severance costs.

(2)Represents severance and other costs related to the reorganization of ServiceMaster Brands.

(3)We have historically made changes on an ongoing basis to enhance capabilities and reduce costs in our corporate functions that provide company-wide administrative services to support operations. For the year ended December 31, 2019, these charges included $3 million of accelerated depreciation on systems we are replacing with the implementation of Salesforce and $2 million of professional fees and other costs to enhance capabilities and align corporate functions with those required to support our strategic needs after the American Home Shield spin-off. For the years ended December 31, 2019 and 2018, these charges also included $1 million and $3 million, respectively, of severance and other costs. For the year ended December 31, 2018, these charges also included $4 million of costs incurred due to the Separation that were not directly attributable to American Home Shield and therefore were not included in discontinued operations.

(4)For the year ended December 31, 2019, these charges included lease termination and other charges of $1 million. For the year ended December 31, 2018, these charges include future rent of $7 million and $1 million of professional and other fees.

Other charges represent professional fees incurred that are not closely associated with our ongoing operations. Other charges were $2 million for the year ended December 31, 2019. We incurred no such other charges for the year ended December 31, 2018.

Interest Expense

Interest expense was $87 million and $133 million for the years ended December 31, 2019 and 2018, respectively. The decrease in interest expense was driven by the repayment of approximately $1 billion of our senior secured term loan facility in connection with the spin-off of American Home Shield, as well as the repayment of approximately $484 million in debt in connection with the monetization of our shares of Frontdoor. See Note 12 to the consolidated financial statements for more details.

Interest and Net Investment Income

Interest and net investment income was $6 million and $5 million for the years ended December 31, 2019 and 2018, respectively, and comprised interest income on cash balances.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $8 million was recorded in the year ended December 31, 2019 related to the refinancing of our old Term Loan Facility on November 5, 2019. A loss on extinguishment of debt of $10 million was recorded in the year ended December 31, 2018, related to the prepayment of $982 million aggregate principal amount of term loans outstanding under our senior secured term loan facility on August 1, 2018. See Note 12 to the consolidated financial statements for more details.

Income (loss) from Continuing Operations before Income Taxes

Income (loss) from continuing operations before income taxes was $156 million and $(126) million for the years ended December 31, 2019 and 2018, respectively. The change in income (loss) from continuing operations before income taxes primarily reflects the net effect of year-over-year changes in the following items:

(In millions)
Loss from continuing operations before income taxes, December 31, 2018	$(126)
Reportable segments and Corporate and Other Operations(1)	19
Depreciation expense(2)	(2)
Amortization expense(3)	(11)
Acquisition-related costs(4)	(12)
Termite damage claims reserve adjustment(5)	(53)
Fumigation related matters(6)	3
Interest expense(7)	46
Loss on extinguishment of debt(8)	2
(Gain) loss on investment in frontdoor, inc.(9)	289
Income from continuing operations before income taxes, December 31, 2019	$156

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

(5)Represents the $53 million termite damage claims adjustment recorded in the year ended December 31, 2019 as described in “—Termite Damage Claims Reserve Adjustment.”

(6)Represents the, $3 million of charges for fumigation related matters recorded in the year ended December 31, 2018 as described in “—Fumigation Related Matters.” No similar adjustments were made in 2019.

(7)Represents the net change in interest expense as described in “—Interest Expense.”

(8)Represents the $8 million and $10 million loss on extinguishment of debt recorded in the years ended December 31, 2019 and 2018, respectively, as described in “—Loss on Extinguishment of Debt.”

(9)Represents the $40 million realized gain on our investment in Frontdoor in the year ended December 31, 2019, and the $249 million mark-to-market loss on our investment in Frontdoor in the year ended December 31, 2018, as described in “—(Gain) loss on investment in frontdoor, inc.”

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

The effective tax rate on income from continuing operations was 17.1 percent and (29.1) percent for the years ended December 31, 2019 and 2018, respectively. The effective tax rate on income from continuing operations for the year ended December 31, 2018 was primarily unfavorably impacted by the loss recognized on our retained investment in Frontdoor which is not deductible for income tax purposes. The effective tax rate on income from continuing operations for the year ended December 31, 2019 was primarily favorably impacted by the gain recognized on our retained investment in Frontdoor, which is not taxable for income tax purposes. Additional information on income taxes, including our effective tax rate reconciliation and liabilities for uncertain tax positions, can be found in Note 6 to the consolidated financial statements.

Income (Loss) from Continuing Operations

Income (loss) from continuing operations was $129 million and $(163) million for the years ended December 31, 2019 and 2018, respectively. The $292 million increase for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily driven by a $249 million mark to market loss on our retained investment in Frontdoor in the year ended December 31, 2018 and our realized gain of $40 million on the investment in Frontdoor in the year ended December 31, 2019, as well as a $53 million termite damage claims reserve adjustment, offset by a decrease in interest expense, as described above.

(Loss) Gain from Discontinued Operations, Net of Income Taxes

(Loss) gain from discontinued operations, net of income taxes, was $(1) million and $122 million for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2018, included the results of American Home Shield through October 1, 2018.

Net Income (Loss)

Net income (loss) was $128 million and $(41) million for the years ended December 31, 2019 and 2018, respectively. The $169 million increase for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily driven by a $282 million increase in income from continuing operations before income taxes and a $123 million decrease in the loss from discontinued operations, net of income taxes.

Segment Review

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the notes to the consolidated financial statements included in this report.

Revenue and Adjusted EBITDA by reportable segment and for Corporate and Other Operations are as follows:

	Year Ended December 31,		Increase (Decrease)
(In millions)	2019	2018	2019 vs. 2018
Revenue:
Terminix	$1,798	$1,655	9%
ServiceMaster Brands	257	244	5%
Corporate and Other Operations(1)	22	1	* %
Total Revenue:	$2,077	$1,900	9%
Adjusted EBITDA:(2)
Terminix	$319	$333	(4)%
ServiceMaster Brands	92	89	3%
Reportable Segment Adjusted EBITDA	$410	$422	(3)%
Corporate and Other Operations(1)	7	9	(22)%
Costs historically allocated to American Home Shield(3)	—	(33)	* %
Total Adjusted EBITDA	$417	$398	5%

___________________________________

*not meaningful

(1)Represents results from our European pest control operations and, for Adjusted EBITDA, unallocated corporate gains, net of expenses.

(2)For our definition of Adjusted EBITDA and a reconciliation to net income (loss) see “—Selected Historical Financial Data.”

(3)Includes amounts historically allocated to the American Home Shield segment not permitted to be classified as discontinued operations under GAAP as described in Note 8 to the consolidated financial statements.

Terminix Segment

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a nine percent increase in revenue and a four percent decrease in Adjusted EBITDA for the year ended December 31, 2019 compared to the year ended December 31, 2018.

On April 1, 2019, we divested the assets associated with our fumigation service line and now provide fumigation services to our customers through arrangements with independent third parties. Revenue related to the Fumigation Services is shown in Fumigation below and prior period amounts related to the Fumigation Services have been reclassified from Termite and Home Services to Fumigation to conform to the current period presentation. Additionally, prior period revenue for Residential Pest Control and Commercial Pest Control has been reclassified to conform to the current period presentation.

Revenue

Revenue by service line is as follows:

	Year Ended
	December 31,
(In millions)	2019	2018	Growth		Acquired		Organic
Residential Pest Control	$704	$645	$59	9%	$34	5%	$26	4%
Commercial Pest Control	399	327	72	22%	67	21%	4	1%
Termite and Home Services	567	549	18	3%	8	1%	10	2%
Other	88	84	4	5%	2	3%	2	2%
	$1,758	$1,605	$153	10%	$112	7%	$41	3%
Fumigation	40	50	(10)	(20)%	—	—%	(10)	(20)%
Total Revenue	$1,798	$1,655	$143	9%	$112	7%	$32	2%

Residential pest control revenue increased nine percent. Residential pest control organic revenue growth was four percent, primarily reflecting improved price realization as well as unit growth in mosquito and non-recurring services. Residential pest control revenue also increased five percent from acquisitions completed during the year.

Commercial pest control revenue increased 22 percent. Commercial organic pest control revenue growth was one percent, primarily reflecting improved price realization and improved retention. Commercial pest control revenue also increased 21 percent from acquisitions completed during the last 12 months, including the impact of our acquisition of Copesan for the three months ended March 31, 2019.

Termite revenue, including the wildlife exclusion, crawl space encapsulation and attic insulation products that are managed as a component of our termite line of business, increased three percent, primarily reflecting new unit growth in home services and improved price realization, offset in part by a reduction in termite renewals driven by price increases in the Mobile Bay Area. In 2019, termite renewal revenue comprised 48 percent of total termite revenue, while the remainder consisted of termite new unit revenue.

During the first half of 2019, revenue growth was negatively impacted by approximately $6 million due to wet weather conditions and flooding that affected low margin product sales and branch operations and lead flow, primarily in termite completion revenue. Fourth quarter 2019 termite revenue growth was negatively impacted by approximately $2 million from a one-time acceleration of revenue in the fourth quarter of 2018 to conform our accounting method for a small sub-set of our customers to those adopted under ASC 606.

Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Year Ended December 31, 2018	$333
Impact of organic revenue growth	18
Damage claims	(7)
Production labor	(5)
Chemicals and materials	5
Sales and marketing costs	(11)
Investments in growth	(17)
Investments in training	(2)
Executive recruiting	(2)
Incentive compensation	7
Spin-off dis-synergies	(11)
Fumigation services	(10)
Impact of acquisitions	20
Year Ended December 31, 2019	$319

The increase in damage claims was driven by increased Non-Litigated Claims and Litigated Claims, primarily in the Mobile Bay Area. The increase in production labor was driven by accelerated hiring in the fourth quarter in advance of the 2020 peak season. The decrease in chemicals and materials was driven by sourcing productivity. The increase in sales and marketing costs reflects higher marketing spend to drive sales growth and higher sales commissions related to our summer sales program. The increase in investments in growth primarily includes our contract with Salesforce to replace legacy operating systems, investments to optimize our commercial pest business and investments to transform our operating model. Executive recruiting includes onboarding and relocation costs related to the hiring of members of ServiceMaster’s executive leadership team. The reduction in incentive compensation payments reflects lower charges related to our annual incentive plans driven by 2019 financial performance. The decrease in fumigation services represents margin compression driven by the impact of outsourcing our fumigation services.

ServiceMaster Brands Segment

The ServiceMaster Brands segment, which consists of the ServiceMaster Restore (restoration), ServiceMaster Clean (commercial cleaning), Merry Maids (residential cleaning), Furniture Medic (cabinet and furniture repair) and AmeriSpec (home inspection) businesses, reported a five percent increase in revenue and a three percent increase in Adjusted EBITDA for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Revenue

Revenue by service line is as follows:

	Year Ended December 31,		% of Revenue
(In millions)	2019	2018	2019	2018
Royalty Fees	$133	$132	52%	54%
Commercial Cleaning and other National Accounts	73	65	28%	26%
Sales of Products	14	16	6%	6%
Other	36	32	14%	13%
Total Revenue	$257	$244	100%	100%

The increase in royalty fees was driven by higher disaster restoration services due to focused sales efforts to commercial segment customers. The increase in revenue from commercial cleaning and other national accounts was driven by significantly higher national account sales activity.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Year Ended December 31, 2018	$89
Impact of change in revenue	1
Marketing costs	2
Selling and administrative expenses	1
Spin-off dis-synergies	(1)
Year Ended December 31, 2019	$92

The impact of the increase in revenue was driven by the increase in royalty fees and relatively low margin revenue from commercial cleaning national accounts. The decrease in marketing costs was primarily driven by lower national media spending. The decrease in selling and administrative expenses reflects the impact of temporary staffing reductions as a result of the 2019 reorganization of ServiceMaster Brands. The increase in spin-off dis-synergies represent increased corporate allocations to ServiceMaster Brands as a result of the American Home Shield spin-off.

Corporate and Other Operations

Corporate and Other Operations, which includes our pest control operations in Europe, our financing subsidiary and our headquarters functions, reported revenue related to European pest control operations of $21 million and a $2 million decrease in Adjusted EBITDA for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Adjusted EBITDA

The following table provides a summary of changes in Corporate and Other Operations’ Adjusted EBITDA:

(In millions)
Year Ended December 31, 2018	$9
Insurance program	(3)
European Pest Control	1
Year Ended December 31, 2019	$7

Corporate and Other Operations reported a $2 million decrease in Adjusted EBITDA for the year ended December 31, 2019 compared to the year ended December 31, 2018. We realized favorable claims results in our automobile, general liability and workers’ compensation program at a lesser extent than generated in the prior year. Corporate and Other Operations also includes Adjusted EBITDA of approximately $3 million from Nomor, partially offset by additional optimization expenses incurred by Terminix UK as part of our efforts to separate it from its former owner’s operations and systems.

Costs Historically Allocated to American Home Shield

We have historically incurred the cost of certain corporate-level activities which we performed on behalf of our businesses, including American Home Shield, such as executive functions, communications, public relations, finance and accounting, tax treasury, internal audit, human resources operations and benefits, risk management and insurance, supply management, real estate management, legal, marketing, facilities, information technology and other general corporate support services. The costs of such activities were historically allocated to our segments, including American Home Shield. Certain corporate expenses which were historically allocated to the American Home Shield segment are not permitted to be classified as discontinued operations under GAAP (“Historically Allocated Services”). Such Historically Allocated Services amounted to $33 million for the year ended December 31, 2018, and are included in Corporate and Other Operations through the date of the Separation.

On the date of the spin-off, where it was practicable, employees who provided Historically Allocated Services to the American Home Shield business were separated from us and transferred to Frontdoor.

Liquidity and Capital Resources

Liquidity

A portion of our liquidity needs are due to service requirements on our indebtedness. The Credit Facilities contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of December 31, 2019, we were in compliance with the covenants under the agreements that were in effect on such date.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Credit Facilities. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. Cash and long-term marketable securities, including our investment in Frontdoor, totaled $292 million as of December 31, 2019, compared with $690 million as of December 31, 2018. As of December 31, 2019, there were $23 million of letters of credit outstanding and $370 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts.

On February 19, 2019, our board of directors approved a three-year extension of a previously authorized share repurchase plan allowing for $150 million of repurchases of our common stock through February 19, 2022. Under the share repurchase program, we may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which we repurchase our shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by us. The repurchase program may be suspended or discontinued at any time. We expect to fund the share repurchases from net cash provided from operating activities. The share repurchase program is part of our capital allocation strategy that focuses on sustainable growth and maximizing stockholder value. As of December 31, 2019, we had $103 million of authority remaining under this program.

As of December 31, 2019, we had posted $21 million in letters of credit, which were issued under the Revolving Credit Facility, and $89 million of cash, which is included in Restricted cash on the Consolidated Statements of Financial Position, as collateral under our automobile, general liability and workers’ compensation insurance program. We may from time to time change the amount of cash or marketable securities used to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program. The amount of cash or marketable securities utilized to satisfy these collateral requirements will depend on the relative cost of the issuance of letters of credit under the Revolving Credit Facility and our cash position. Any change in cash or marketable securities used as collateral would result in a corresponding change in our available borrowing capacity under the Revolving Credit Facility.

Additionally, under the terms of our fuel swap contracts, we are required to post collateral in the event the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the agreement with the counterparty. As of December 31, 2019, the estimated fair value of our fuel swap contracts was a net asset of $1 million, and we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were also issued under the Revolving Credit Facility. The continued use of letters of credit for this purpose in the future could limit our ability to post letters of credit for other purposes and could limit our borrowing availability under the Revolving Credit Facility. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

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

Long-Term Debt

On November 5, 2019, the Company closed on an amended $600 million Term Loan B due 2026, as well as a $400 million revolving credit agreement due 2024.

Long term debt is summarized in the following table:

	As of December 31,
(In millions)	2019	2018
Senior secured term loan facility maturing in 2023	$—	$637
Senior secured term loan facility maturing in 2026	593	—
Revolving credit facility maturing 2021	—	—
Revolving credit facility maturing 2024	—	—
5.125% notes maturing in 2024	742	740
7.45% notes maturing in 2027	167	172
7.25% notes maturing in 2038	40	42
Vehicle finance leases	95	90
Other	100	94
Less current portion	(70)	(49)
Total long-term debt	$1,668	$1,727

The amounts above are net of unamortized debt issuance costs and unamortized original issue discounts. For further information on our indebtedness, see Note 12 to the consolidated financial statements.

Fleet and Equipment Financing Arrangements

We have entered into a fleet management services agreement (the “Fleet Agreement”) which, among other things, allows us to obtain fleet vehicles through a leasing program. We expect to fulfill substantially all of our vehicle fleet needs through the leasing program under the Fleet Agreement. For the year ended December 31, 2019, we acquired $43 million of vehicles through the leasing program under the Fleet Agreement. All leases under the Fleet Agreement are finance leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45%. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement. We anticipate new lease financings for the full year 2020 will range from approximately $50 million to $60 million.

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

Furthermore, there were third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions were related to a subsidiary borrowing arrangement at our financing subsidiary. As of December 31, 2019, the total net assets subject to these third-party restrictions was $23 million. On February 14, 2020, we repaid all amounts due under this borrowing arrangement. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

We previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. The Act imposes a one-time tax (“Transition Tax”) on undistributed and previously untaxed post-1986 foreign earnings and profits, as determined in accordance with U.S. tax principles, of certain foreign owned corporations owned by U.S. stockholders. While the Transition Tax resulted in all pre-2018 undistributed foreign earnings being subject to U.S. tax, an actual repatriation from our non-U.S. subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes. Included in our December 31, 2017 U.S. income tax provision is less than $1 million in Transition Tax. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $35 million and $30 million as of December 31, 2019 and 2018, respectively.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized in the following table.

	Year Ended December 31,
(In millions)	2019	2018
Net cash provided from (used for):
Operating activities	$245	$229
Investing activities	(516)	(250)
Financing activities	327	(350)
Discontinued operations	(2)	121
Effect of exchange rate changes on cash	1	(1)
Cash increase (decrease) during the period	$55	$(250)

Operating Activities

Net cash provided from operating activities from continuing operations increased $16 million to $245 million for the year ended December 31, 2019 compared to $229 million for the year ended December 31, 2018.

Net cash provided from operating activities in 2019 comprised $257 million in earnings adjusted for non-cash charges, offset, in part, by $2 million in payments related to fumigation matters, $20 million in payments related to restructuring and other charges, $15 million in payments related to acquisition-related costs and a $29 million increase in cash required for working capital (a $24 million increase excluding the working capital impact of accrued interest and taxes). For the year ended December 31, 2019, working capital requirements were unfavorably impacted by the timing of income tax payments.

Net cash provided from operating activities in 2018 comprised $237 million in earnings adjusted for non-cash charges, offset, in part, by $2 million in payments related to fumigation matters, $15 million in payments related to restructuring and other charges, $3 million in payments related to acquisition-related charges and a $12 million decrease in cash required for working capital (a $5 million increase excluding the working capital impact of accrued interest and taxes). For the year ended December 31, 2018, working capital requirements were favorably impacted by the timing of income tax payments. We reclassified the impact of acquisition-related costs to conform to the current period calculation

Investing Activities

Net cash used for investing activities from continuing operations was $516 million for the year ended December 31, 2019 compared to $250 million for the year ended December 31, 2018.

Capital expenditures decreased to $28 million in 2019 from $49 million ($41 million, net of government grants) in 2018 and included recurring capital needs, investments in our new Global Service Center and information technology projects. Approximately $21 million of capital expenditures related to our Global Service Center relocation were funded by a tenant improvement allowance. We anticipate capital expenditures for the full year 2020 will range from $40 million to $50 million, reflecting our contract with Salesforce to upgrade our technology platforms and additional recurring capital needs. We expect to fulfill our ongoing vehicle fleet needs through vehicle finance leases. We have no additional material capital commitments at this time.

Proceeds from the sale of equipment and other assets was $1 million and $2 million in 2019 and 2018, respectively.

Cash payments for acquisitions totaled $513 million in 2019 compared with $191 million in 2018. In 2019, we completed 39 acquisitions, including Nomor (Sweden and Norway pest control), Assured Environments (commercial pest control), McCloud Services (commercial pest control), Gregory Pest Solutions (commercial pest control) and three ServiceMaster Brands franchisees. In 2018, we completed 20 acquisitions, including Copesan, a Terminix franchisee and a ServiceMaster Restore master distributor within ServiceMaster Brands. We expect to continue our tuck-in acquisition program at Terminix and to periodically evaluate other strategic acquisitions in the United States and internationally.

Cash flows received for notes receivable, net, for the year ended December 31, 2019 totaled $16 million, reflecting the collection of other long-term financing arrangements. Cash flows used for notes receivable, net, for the year ended December 31, 2018 totaled $20 million, reflecting the issuance of other long-term financing arrangements.

Financing Activities

Net cash provided from financing activities from continuing operations was $327 million for the year ended December 31, 2019 compared to net cash used for financing activities of $350 million for the year ended December 31, 2018.

During 2019, we completed an amended $600 million Term Loan B due 2026, as well as a $400 million revolving credit agreement due 2024. The proceeds of the transaction were used to repay approximately $171 million of debt outstanding under our previous Term Loan B due 2023, $120 million outstanding under our previous revolving credit agreement due 2021, as well as $150 million from a recent short-term borrowing entered on October 4, 2019. We also repurchased $47 million of common stock and received $10 million from the issuance of common stock upon the exercise of stock options.

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

Contractual Obligations

The following table presents our contractual obligations and commitments as of December 31, 2019.

(In millions)	Total	Less than 1 Yr	1 - 3 Yrs	3 - 5 Yrs	More than 5 Yrs
Principal repayments*	$1,685	$35	$74	$771	$805
Finance leases*	96	35	44	16	1
Estimated interest payments(1)	390	65	121	114	90
Non-cancelable operating leases(2)	121	22	33	19	48
Purchase obligations(3)	60	27	19	14	1
Insurance claims*	188	72	54	23	39
Other, including deferred compensation trust*	9	1	2	2	4
Total amount	$2,549	$257	$347	$958	$987

__________________________________

*These items are reported in the Consolidated Statements of Financial Position.

(1)These amounts represent future interest payments related to existing debt obligations based on fixed and variable interest rates and principal maturities specified in the associated debt agreements. As of December 31, 2019, payments related to variable debt are based on applicable rates at December 31, 2019, plus the specified margin in the associated debt agreements for each period presented. As of December 31, 2019, the estimated debt balance (including finance leases) as of each fiscal year end from 2020 through 2024 is $1,711 million, $1,625 million, $1,592 million, $1,571 million and $806 million, respectively. The weighted-average interest rate on the estimated debt balances at each fiscal year end from 2020 through 2023 is expected to be 4.7 percent. See Note 12 to the consolidated financial statements for the terms and maturities of existing debt obligations.

(2)These amounts primarily represent future payments relating to real estate operating leases. See Note 9 to the consolidated financial statements for additional discussion of our restructuring and other costs. A portion of our vehicle fleet and some equipment are leased through cancelable operating leases and are therefore excluded in the table above.

(3)These obligations include commitments for various products and services including, among other things, inventory purchases, telecommunications services, marketing and advertising services and other professional services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transactions. Most arrangements are cancelable without a significant penalty and with short notice (usually 30-120 days) and amounts reflected above include our minimum contractual obligation (inclusive of applicable cancellation penalties). For obligations with significant penalties associated with termination, the minimum required expenditures over the term of the agreement have been included in the table above.

Due to the uncertainty with respect to the timing of future cash flows associated with unrecognized tax benefits at December 31, 2019, we are unable to reasonably estimate the period of cash settlement with the respective taxing authority. Accordingly, $14 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See the discussion of income taxes in Note 6 to the consolidated financial statements.

Financial Position—Continuing Operations

The following discussion describes changes in our financial position from December 31, 2018 to December 31, 2019.

On December 31, 2018, an investment in Frontdoor was recorded at fair value based on Frontdoor’s stock price. On March 27, 2019, we completed a non-cash debt-for-equity exchange in which we exchanged the 16.7 million retained shares of Frontdoor common stock and proceeds from a short-term credit facility to extinguish $600 million of our indebtedness under the short-term credit facility.

Receivables increased from prior year levels, primarily related to domestic and European acquisitions.

Prepaid expenses and other assets increased as a result of prepaid software primarily related to our implementation of Salesforce, and due to a change in the timing of income tax payments.

Property and equipment increased from prior year levels, reflecting purchases for recurring capital needs and information technology projects, acquisitions and the acquisition of vehicles under the Fleet Agreement, partially offset by depreciation expense.

Operating lease right-of-use assets, Current portion of lease liability and Long-term lease liability increased and Other long-term obligations, primarily self-insured claims decreased as a result of our adoption of ASC 842 on January 1, 2019.

Goodwill and intangible assets, primarily trade names, service marks and trademarks, net, increased from prior year levels due to several pest control and termite acquisitions, the purchase of Nomor, Gregory Pest Solutions, McCloud Services, and the reacquisition of three ServiceMaster Brands franchisees. See Notes 5 and 7 to the consolidated financial statements for more details.

Restricted cash represents amounts posted as collateral under our automobile, general liability and workers’ compensation insurance program.

Deferred customer acquisition costs increased primarily as a result of increased sales activity at Terminix.

Accounts payable increased from prior year levels, primarily related to domestic and European acquisitions.

Accrued liabilities—Other and Other long-term obligations, primarily self-insured claims increased due to the $53 million termite damage claims reserve adjustment.

Deferred revenue increased from prior year levels, primarily due to domestic and European acquisitions.

Deferred taxes increased from prior year levels, primarily due to the basis differences related to intangible assets. See Note 6 to the consolidated financial statements for more details.

Total stockholders’ equity was $2,322 million as of December 31, 2019 compared to $2,204 million as of December 31, 2018. The increase was primarily driven by increased retained earnings offset by share repurchases. See the Consolidated Statements of Stockholders’ Equity for further information.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any significant off-balance sheet arrangements.

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

Our income tax returns are audited by U.S. state, U.S. federal and foreign tax authorities, and we are typically engaged in various tax examinations at any given time. Uncertain tax positions often arise due to uncertainty or differing interpretations of the application of tax rules throughout the various jurisdictions in which we operate. On a quarterly basis, we evaluate the probability that a tax position will be effectively sustained, and the appropriateness of the amount recognized for uncertain tax positions based on factors including changes in facts or circumstances, changes in tax law, settled audit issues and new audit activity. Changes in our assessment may result in the recognition of a tax benefit or an additional charge to the tax provision in the period our assessment changes. While management believes that these judgments and estimates are appropriate and reasonable under the circumstances, actual resolution of these matters may differ from recorded estimated amounts. We recognize interest and penalties related to income tax matters in income tax expense.

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

As required under accounting standards for goodwill and other intangibles, goodwill is not subject to amortization, and intangible assets with indefinite useful lives are not amortized until their useful lives are determined to no longer be indefinite. Goodwill and intangible assets that are not subject to amortization are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. Goodwill and indefinite-lived intangible assets, primarily our trade names, are assessed annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Our goodwill is assigned to two reporting units: Terminix and ServiceMaster Brands. The October 1, 2019 estimated fair values for both reporting units were substantially in excess of their respective carrying values, and we do not believe the reporting units were at risk of impairment as of December 31, 2019. Our 2019 and 2018 annual impairment analyses, which were performed as of October 1 of each year, did not result in any goodwill or trade name impairments to continuing operations.

Stock-Based Compensation

Stock-based compensation expense for stock options is estimated at the grant date based on an award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense for future grants may differ materially from that recorded in the current period related to options granted to date. In addition, we estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly. See Note 18 to the consolidated financial statements for more details.

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

Termite damage claim accruals for Non-Litigated Claims in the Terminix business are recorded based on both the historical rates of claims incurred within a contract year and the cost per claim. Current activity could differ causing a change in estimates. We have certain liabilities with respect to existing or potential claims, lawsuits and other proceedings, including litigated termite damage claims. We accrue for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified.

A summary of Litigated Claims and Non-Litigated Claims activity over the last three years is as follows:

	Litigated Claims			Non-Litigated Claims
(In millions)	Mobile Bay Area	All Other Regions	Total	Mobile Bay Area	All Other Regions	Total
Outstanding claims as of January 1, 2017	21	17	38	131	677	808
New claims filed	9	4	13	556	3,126	3,682
Claims resolved	(8)	(6)	(14)	(531)	(3,137)	(3,668)
Outstanding claims as of December 31, 2017	22	15	37	156	666	822
New claims filed	18	9	27	556	2,547	3,103
Claims resolved	(9)	(7)	(16)	(448)	(2,611)	(3,059)
Outstanding claims as of December 31, 2018	31	17	48	264	602	866
New claims filed	40	1	41	735	2,652	3,387
Claims resolved	(15)	(7)	(22)	(623)	(2,636)	(3,259)
Outstanding claims as of December 31, 2019	56	11	67	376	618	994

Litigated claims exclude a number of claims in which the only material issue in dispute is the actual amount of repair costs, which are simpler to resolve and less volatile (“Non-Complex Litigated Claims”). The table excludes 4 Non-Complex Litigated Claims filed in the year ended December 31, 2018 in the Mobile Bay Area, and 8, 19 and 9 in the years ended December 31, 2019, 2018 and 2017, respectively, in our branches outside of the Mobile Bay Area (“All Other Regions”). There were no new Non-Complex Litigated Claims filed in the Mobile Bay Area in the years ended December 31, 2019 and 2017. The financial impacts of these Non-Complex Litigated Claims are included in the Summary of Litigated and Non-Litigated Reserve Activity below and are not material to our financial condition or the results of our operations.

A summary of Litigated Claims and Non-Litigated Claims reserve activity over the last three years is as follows:

	Litigated Claims			Non-Litigated Claims
(In millions)	Mobile Bay Area	All Other Regions	Total	Mobile Bay Area	All Other Regions	Total
Reserves as of January 1, 2017	$2	$2	$4	$6	$9	$15
Expense	3	4	7	8	20	28
Payments	(4)	(4)	(8)	(7)	(17)	(24)
Reserves as of December 31, 2017	1	2	3	7	12	19
Expense	10	4	14	8	17	25
Payments	(7)	(2)	(9)	(8)	(16)	(24)
Reserves as of December 31, 2018	4	4	8	7	13	20
Expense	8	3	11	11	20	31
Change in reserve estimate	34	11	45	8	—	8
Payments	(6)	(6)	(12)	(11)	(20)	(31)
Reserves as of December 31, 2019	$40	$12	$52	$15	$13	$28

Our results of operations for the years ended December 31, 2019, 2018 and 2017 include charges for legal fees associated with Litigated Claims of $7 million, $3 million and $2 million, respectively.

Newly Issued Accounting Standards

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. See Note 2 to the consolidated financial statements for further information on newly issued accounting standards.

 Information Regarding Forward-Looking Statements

This report contains forward-looking statements and cautionary statements. Forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements also include, but are not limited to statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial position; results of operations; cash flows; prospects; growth strategies or expectations; the continuation of acquisitions, including the integration of any acquired company and risks relating to any such acquired company; fuel prices; attraction and retention of key personnel; the impact of fuel swaps; the valuation of marketable securities; estimates of accruals for self-insured claims related to workers’ compensation, auto and general liability risks; expected termite damage claims costs; estimates of future payments under operating and finance leases; estimates on current and deferred tax provisions; the outcome (by judgment or settlement) and costs of legal or administrative proceedings, including, without limitation, collective, representative or class action litigation; and the impact of prevailing economic conditions.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, could cause actual results and outcomes to differ from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•the possibility that the review of strategic alternatives for our ServiceMaster Brands businesses will not result in a transaction or that the anticipated benefits will not be realized;

•the diversion of management time and other business disruption during the review of strategic alternatives for our ServiceMaster Brands businesses;

•the impact of reserves attributable to pending Litigated Claims and Non-Litigated Claims for termite damages;

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

•adverse weather conditions;

•weakening general economic conditions, especially as they may affect home sales, unemployment and consumer confidence or spending levels;

•our ability to generate the significant amount of cash needed to fund our operations and service our debt obligations;

•our ability to successfully implement our business strategies;

•increase in prices for fuel and raw materials, and in minimum wage levels;

•changes in the source and intensity of competition in our segments;

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

•increases in interest rates increasing the cost of servicing our substantial indebtedness;

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

On November 5, 2019, we repaid approximately $171 million of debt outstanding under the existing Term Loan B due 2023, $120 million outstanding under the existing revolving credit agreement due 2021, and $150 million from a recent short-term borrowing entered on October 4, 2019. We repaid the approximately $441 million in debt with the proceeds from a new $600 million Term Loan B due 2026, and also entered into a $400 million revolving credit facility due 2024. In conjunction with the debt refinancing, we entered into a seven year interest rate swap agreement with a notional amount of $550 million. During the term of the agreement, the effective interest rate on $550 million of the new Term Loan B is fixed at a rate of 3.365%.

We have hedged substantially all of our variable rate debt under our interest rate swap and, therefore, we believe our exposure to interest rate fluctuations, when viewed on a net basis, is not material to our overall results of operations. Assuming all revolving loans were fully drawn as of December 31, 2019, each one percentage point change in interest rates would result in an approximate $4 million change in annual interest expense on our Revolving Credit Facility.

The following table summarizes information about our debt as of December 31, 2019 (after considering the impact of the effective interest rate swaps), including the principal cash payments and related weighted-average interest rates by expected maturity dates based on applicable rates at December 31, 2019.

	Expected Year of Maturity							Fair
(In millions)	2020	2021	2022	2023	2024	Thereafter	Total	Value
Debt:
Fixed rate	$20	$53	$9	$3	$756	$785	$1,626	$1,687
Average interest rate	5.0%	5.0%	5.0%	5.0%	5.1%	4.6%	4.9%
Variable rate	$50	$33	$23	$18	$10	$21	$155	$155
Average interest rate	3.9%	4.1%	4.0%	3.9%	3.7%	3.5%	3.9%
Interest Rate Swaps:
Receive variable/pay fixed						$550
Average pay rate(1)						1.6%
Average receive rate(1)						1.7%

__________________________________

(1)Before the application of the applicable borrowing margin.

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 14 million gallons of fuel in 2020. As of December 31, 2020, a 10 percent change in fuel prices would result in a change of approximately $4 million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of December 31, 2019, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $31 million, maturing through 2021. The estimated fair value of these contracts as of December 31, 2019 was a net asset of $1 million. These fuel swap contracts provide a fixed price for approximately 80 percent of our estimated fuel usage for 2020.

Foreign Currency Risk

We are principally exposed to foreign currency exchange risk in Swedish krona and Norwegian krone, but also have foreign currency exchange risk related to the euro, British pound, Canadian dollar, Mexican peso and Chinese yuan. A strengthening of the U.S. dollar relative to the currencies of the foreign countries in which we operate can have an impact on our operating results. As of December 31, 2019, a 10 percent change in average exchange rates would not have a material impact on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ServiceMaster Global Holdings, Inc.
Memphis, Tennessee

Opinion on the Financial Statements

We have audited the accompanying Consolidated Statements of Financial Position of ServiceMaster Global Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related Consolidated Statements of Operations and Comprehensive Income (Loss), stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Commitments and Contingencies – Accrued Self-Insured Claims – Refer to Notes 2 and 10 to the financial statements

Critical Audit Matter Description

The Company is self-insured for general liability risks, automobile liability, and workers’ compensation, while maintaining retention limits with third-party insurers to limit its total liability exposure. Historical claims experience is utilized to establish the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual include both known claims, as well as incurred but not reported claims.

We identified accrued self-insured claims as a critical audit matter because of the significant estimates and assumptions management makes in determining the projected settlement value of reported and unreported claims. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate the reasonableness of the projected settlement value of reported and unreported claims.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accrued self-insured claims included the following, among others:

•We tested the effectiveness of controls related to accrued self-insured claims, including management’s controls over the projection of settlement value of reported and unreported claims.

•We evaluated the methods and assumptions used by management to estimate accrued self-insured claims by:

-Testing the underlying data that served as the basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were reasonable.

-Comparing management’s selected estimates to the range provided by their third-party actuary and to historical trends.

-Utilizing our actuarial specialists, we compared management’s prior-year assumptions of expected development and ultimate loss to actuals incurred during the current year to identify potential bias in the determination of the accrued self-insured claims.

-Utilizing our actuarial specialists, we developed independent estimates of the accrued self-insured claims, including loss data and industry claim development factors as deemed necessary and then compared our estimated ranges to management’s estimates.

Termite Damage Claims - Refer to Note 10 to the financial statements

Critical Audit Matter Description

The Company has contingent liabilities related to litigated termite damage claims and termite damage claims, collectively (“termite damage claims”), which arise during the normal course of business. The Company accrues for these contingent liabilities when management determines that it is probable that a liability has been incurred and the amount can be reasonably estimated. In prior years, the Company assessed the probability of loss and estimated the range of loss for litigated termite damage claims after the completion of discovery for each individual case, which was often more than a year after the case was filed. During 2019, due to the increasing number of termite damage claims related lawsuits and other factors, the Company concluded that it had a statistically meaningful population of outstanding Litigated Claims and had sufficient history of resolving claims with similar attributes to estimate the outcome of their cases based on variables known at the time the case is initially filed. The Company recorded a change in estimate related to reserves for litigated termite damage claims and termite damage claims in the amount of $45 million and $8 million, respectively, in the year ended December 31, 2019.

We identified the contingent liabilities related to termite damage claims as a critical audit matter because of the significant estimates and assumptions management makes to estimate the termite damage claims liability. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate the reasonableness of the recorded termite damage claims liabilities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to termite damage claim liabilities included the following, among others:

•We tested the effectiveness of controls over management’s evaluation of the work performed by its actuaries, the assumptions utilized, claims data, and the calculation of the liabilities.

•We held discussions with internal and external legal counsel regarding the facts of the cases to understand the developments in the litigated claims from alleged termite damage.

•We held discussions with senior financial and operational personnel regarding the development of termite damage claims.

•We evaluated the methods and assumptions used by management to estimate the termite damage claim liabilities by:

-Testing the underlying historical claims data, which served as the basis for the analysis of the Company’s actuary, for completeness and accuracy of the inputs to the estimate.

-Utilizing our actuarial specialists to assist with testing the assumptions regarding the costs to resolve those claims.

-Utilizing our actuarial specialists to assist with the calculation of an independent estimate of the termite damage claim liabilities, and comparing our estimate to the Company’s estimate.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 28, 2020

We have served as the Company's auditor since 2002.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue	$2,077	$1,900	$1,755
Cost of services rendered and products sold	1,178	1,041	962
Selling and administrative expenses	578	555	500
Amortization expense	29	18	18
Acquisition-related costs	17	5	—
Termite damage claims reserve adjustment	53	—	—
401(k) Plan corrective contribution	—	—	(3)
Fumigation related matters	—	3	4
Impairment of software and other related costs	—	—	2
(Gain) loss on investment in frontdoor, inc.	(40)	249	—
Restructuring and other charges	17	17	21
Interest expense	87	133	150
Interest and net investment income	(6)	(5)	(2)
Loss on extinguishment of debt	8	10	6
Income (Loss) from Continuing Operations before Income Taxes	156	(126)	99
Provision (benefit) for income taxes	27	37	(242)
Income (Loss) from Continuing Operations	129	(163)	341
(Loss) gain from discontinued operations, net of income taxes	(1)	122	169
Net Income (Loss)	$128	$(41)	$510
Other Comprehensive Income (Loss), Net of Income Taxes:
Net unrealized gains (losses) on securities	—	—	1
Net unrealized (losses) gains on derivative instruments	(6)	1	4
Foreign currency translation gain (loss)	10	(3)	3
Other Comprehensive Income (Loss), Net of Income Taxes	4	(3)	8
Total Comprehensive Income (Loss)	$132	$(44)	$518
Weighted-average common shares outstanding - Basic	135.8	135.5	134.4
Weighted-average common shares outstanding - Diluted	136.2	135.5	135.4
Basic Earnings Per Share:
Income (Loss) from Continuing Operations	$0.95	$(1.20)	$2.54
(Loss) gain from discontinued operations, net of income taxes	(0.01)	0.90	1.26
Net Income (Loss)	0.94	(0.30)	3.79
Diluted Earnings Per Share:
Income (Loss) from Continuing Operations	$0.95	$(1.20)	$2.52
(Loss) gain from discontinued operations, net of income taxes	(0.01)	0.90	1.25
Net Income (Loss)	0.94	(0.30)	3.76

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Financial Position

(In millions, except share data)

	As of	As of
	December 31,	December 31,
	2019	2018
Assets:
Current Assets:
Cash and cash equivalents	$280	$224
Investment in frontdoor, inc.	—	445
Receivables, less allowances of $24 and $21, respectively	218	186
Inventories	48	45
Prepaid expenses and other assets	83	61
Total Current Assets	629	962
Other Assets:
Property and equipment, net	212	201
Operating lease right-of-use assets	97	—
Goodwill	2,279	1,956
Intangible assets, primarily trade names, service marks and trademarks, net	1,791	1,588
Restricted cash	89	89
Notes receivable	45	43
Long-term marketable securities	13	21
Deferred customer acquisition costs	95	77
Other assets	73	87
Total Assets	$5,322	$5,023
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$104	$89
Accrued liabilities:
Payroll and related expenses	59	60
Self-insured claims and related expenses	72	58
Accrued interest payable	16	14
Other	105	61
Deferred revenue	111	95
Current portion of lease liability	20	—
Current portion of long-term debt	70	49
Total Current Liabilities	557	425
Long-Term Debt	1,668	1,727
Other Long-Term Liabilities:
Deferred taxes	501	484
Other long-term obligations, primarily self-insured claims	164	182
Long-term lease liability	111	—
Total Other Long-Term Liabilities	776	666
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 147,872,959 shares issued and 135,408,054 shares outstanding at December 31, 2019, and 147,209,928 shares issued and 135,687,558 outstanding at December 31, 2018)	2	2
Additional paid-in capital	2,334	2,309
Retained earnings	291	156
Accumulated other comprehensive income	9	5
Less common stock held in treasury, at cost (12,464,905 shares at December 31, 2019, and 11,522,370 shares at December 31, 2018)	(313)	(267)
Total Stockholders' Equity	2,322	2,204
Total Liabilities and Stockholders' Equity	$5,322	$5,023

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity

(In millions)

					Accumulated
				Retained	Other
			Additional	Earnings	Comprehensive
		Common	Paid-in	(Accumulated	Income	Treasury		Total
	Shares	Stock	Capital	Deficit)	(Loss)	Shares	Amount	Equity
Balance December 31, 2016	144	$2	$2,274	$(1,405)	$(3)	(9)	$(182)	$686
Net income	—	—	—	510	—	—	—	510
Other comprehensive income, net of tax	—	—	—	—	8	—	—	8
Total comprehensive income	—	—	—	510	8	—	—	518
Issuance of common stock	—	—	2	—	—	—	—	2
Exercise of stock options	2	—	28	—	—	—	—	28
Repurchase of common stock	—	—	—	—	—	(2)	(85)	(85)
Stock-based employee compensation	—	—	18	—	—	—	—	18
Balance December 31, 2017	147	$2	$2,321	$(895)	$5	(12)	$(267)	$1,167
Net loss	—	—	—	(41)	—	—	—	(41)
Other comprehensive loss, net of tax	—	—	—	—	(3)	—	—	(3)
Total comprehensive loss	—	—	—	(41)	(3)	—	—	(44)
Cumulative effect of accounting changes	—	—	—	14	2	—	—	16
Net assets distributed to frontdoor, inc.	—	—	(35)	1,078	—	—	—	1,043
Exercise of stock options	—	—	6	—	—	—	—	6
Stock-based employee compensation	—	—	16	—	—	—	—	16
Balance December 31, 2018	147	$2	$2,309	$156	$5	(12)	$(267)	$2,204
Net income	—	—	—	128	—	—	—	128
Other comprehensive income, net of tax	—	—	—	—	4	—	—	4
Total comprehensive income	—	—	—	128	4	—	—	132
Cumulative effect of accounting changes	—	—	—	3	—	—	—	3
Issuance of common stock	—	—	1	—	—	—	—	1
Net assets distributed to frontdoor, inc.	—	—	—	4	—	—	—	4
Exercise of stock options	—	—	10	—	—	—	—	10
Stock-based employee compensation	—	—	15	—	—	—	—	15
Repurchase of common stock	—	—	—	—	—	(1)	(47)	(47)
Balance December 31, 2019	148	$2	$2,334	$291	$9	(12)	$(313)	$2,322

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2019	2018	2017
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	$313	$563	$386
Cash Flows from Operating Activities from Continuing Operations:
Net Income (Loss)	128	(41)	510
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Loss (gain) from discontinued operations, net of income taxes	1	(122)	(169)
Depreciation expense	75	73	68
Amortization expense	29	18	18
Amortization of debt issuance costs	3	4	5
Amortization of lease right-of-use assets	19	—	—
401(k) Plan corrective contribution	—	—	(3)
Fumigation related matters	—	3	4
Payments on fumigation related matters	(2)	(2)	(12)
Termite damage claims reserve adjustment	53	—	—
(Gain) loss on investment in frontdoor, inc.	(40)	249	—
Impairment of software and other related costs	—	—	2
Loss on extinguishment of debt	8	10	6
Deferred income tax provision	9	8	(233)
Stock-based compensation expense	15	14	10
Gain on sale of marketable securities	(1)	(1)	—
Restructuring and other charges	17	17	21
Payments for restructuring and other charges	(20)	(15)	(6)
Acquisition-related costs	17	5	—
Payments for acquisition-related costs	(15)	(3)	—
Other	(23)	(2)	9
Change in working capital, net of acquisitions:
Receivables	(7)	(6)	(2)
Inventories and other current assets	(14)	(6)	(1)
Accounts payable	—	(2)	(6)
Deferred revenue	—	(2)	(11)
Accrued liabilities	(3)	12	12
Accrued interest payable	2	(1)	(1)
Current income taxes	(7)	17	(15)
Net Cash Provided from Operating Activities from Continuing Operations	245	229	204
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(28)	(49)	(68)
Government grant fundings for property additions	—	7	2
Sale of equipment and other assets	1	2	4
Business acquisitions, net of cash acquired	(513)	(191)	(13)
Purchases of available-for-sale securities	—	—	(2)
Sales and maturities of available-for-sale securities	9	—	—
Origination of notes receivable	(102)	(120)	(102)
Collections on notes receivable	118	100	100
Other investments	—	1	(1)
Net Cash Used for Investing Activities from Continuing Operations	(516)	(250)	(79)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	1,470	1,000	—
Payments of debt	(1,095)	(1,114)	(91)
Discount paid on issuance of debt	(1)	—	—
Debt issuance costs paid	(10)	—	—
Call premium paid on retirement of debt	—	—	(1)
Contribution to frontdoor, inc.	—	(242)	—
Repurchase of common stock and RSU vesting	(47)	—	(85)
Issuance of common stock	10	7	30
Net Cash Provided from (Used for) Financing Activities from Continuing Operations	327	(350)	(147)

Consolidated Statements of Cash Flows (Continued)
(In millions)

Cash Flows from Discontinued Operations:
Cash (used for) provided from operating activities	(2)	146	210
Cash used for investing activities	—	(1)	(6)
Cash used for financing activities	—	(24)	(5)
Net Cash Provided from Discontinued Operations	(2)	121	198
Effect of Exchange Rate Changes on Cash	1	(1)	1
Cash (Decrease) Increase During the Period	55	(250)	177
Cash and Cash Equivalents and Restricted Cash at End of Period	$368	$313	$563

See accompanying Notes to the Consolidated Financial Statements.

SERVICEMASTER GLOBAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

ServiceMaster is a leading provider of essential residential and commercial services. Our services include residential termite and pest control, commercial termite and pest control, national accounts pest control services, restoration, commercial cleaning, residential cleaning, cabinet and furniture repair and home inspection. We provide these services through an extensive service network of company-owned, franchised and licensed locations operating primarily under the following leading brands: AmeriSpec, Copesan, Furniture Medic, McCloud Services, Merry Maids, Nomor, ServiceMaster Clean, ServiceMaster Restore, Terminix and Terminix Commercial. All of our consolidated subsidiaries are wholly-owned. Intercompany transactions and balances have been eliminated.

Exploration of Strategic Alternatives for ServiceMaster Brands

On January 21, 2020, we announced we are exploring strategic alternatives relating to ServiceMaster Brands, including the potential sale of the business. The ServiceMaster Brands segment is reported in this Annual Report on Form 10-K in continuing operations. Beginning with our quarterly report on Form 10-Q for the period ending March 31, 2020, the ServiceMaster Brands segment will be classified as held for sale and reported in discontinued operations.

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

The Distribution was made to our stockholders of record as of the close of business on September 14, 2018 (the “Record Date”), and such stockholders received one share of Frontdoor common stock for every two shares of ServiceMaster common stock held as of the close of business on the Record Date. We distributed 67,781,527 shares of common stock of Frontdoor in the Distribution and retained 16,734,092 shares, or approximately 19.8 percent, of the common stock of Frontdoor immediately following the Distribution. These investments are accounted for as available for sale securities. In March 2019, we exchanged all of the 19.8 percent of the outstanding shares of common stock of Frontdoor we retained for certain of our outstanding indebtedness, which obligations were subsequently cancelled and discharged upon delivery to us. Included in the Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2019, is an adjustment to the Net assets distributed to frontdoor, inc. to reflect the actual current and deferred taxes related to the Frontdoor distribution. See Note 6 for further discussion of the adjustment made in the year ended December 31, 2019 and Note 12 for further discussion regarding the debt-for-equity exchange transaction.

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

Use of Estimates

The preparation of the consolidated financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. The more significant areas requiring the use of management estimates relate to revenue recognition; the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims; accruals for Litigated Claims and Non-Litigated Claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; share based compensation; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets. In 2019, we changed our methodology for estimating exposure for damage claims liabilities. See Note 10 to the consolidated financial statements for further discussion of this change. There were no changes in any other significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates.

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

Termite damage claim accruals in the Terminix business are recorded based on both the historical rates of claims incurred within a contract year and the cost per claim. Current activity could differ causing a change in estimates. We have certain liabilities with respect to existing or potential claims, lawsuits, and other proceedings. We accrue for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. See Note 10 to the consolidated financial statements for discussion of a change in our methodology for estimating termite damage claims exposure made during the fourth quarter of 2019.

We record deferred income tax balances based on the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and income tax purposes. We record deferred tax items based on the estimated value of the tax basis. We adjust tax estimates when required to reflect changes based on factors such as changes in tax laws, relevant court decisions, results of tax authority reviews and statutes of limitations. We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize potential interest and penalties related to our uncertain tax positions in Provision (benefit) for income taxes on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Revenue

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

ServiceMaster Brands segment

Royalty fees

We have franchise agreements in our ServiceMaster Restore, ServiceMaster Clean, Merry Maids, Furniture Medic and AmeriSpec businesses. Royalty fee revenue consists principally of sales-based royalties received as part of the consideration for the franchise right and is calculated as a percentage of customer-level revenue. Revenue is recognized by us at the agreed-upon contractual rates over time as the customer-level revenue is generated by the franchisees. A receivable is recognized for an estimate of the unreported royalty fees, which are reported and remitted to us in arrears.

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

Franchisees contribute a percentage of customer-level revenue into a national advertising fund managed by the Company. In cases where we have ultimate control of the marketing and advertising, we recognize both revenue and expense for the amount earned. Prior to the adoption of ASC 606, this revenue was recorded net of the advertising expense incurred.

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

Costs to obtain a contract with a customer

Terminix

We capitalize the incremental costs of obtaining a contract with a customer, primarily commissions, and recognize the expense on a straight-line basis over the expected customer relationship period. As of January 1, 2018, the date we adopted ASC 606, we capitalized a total of $61 million in deferred customer acquisition costs related to contracts that were not completed. As of December 31, 2019, we had long-term deferred customer acquisition costs of $94 million related to contracts that were not completed. In the year ended December 31, 2019, the amount of amortization was $84 million. There was no impairment loss in relation to costs capitalized.

ServiceMaster Brands

We capitalize the incremental costs of selling a new franchise license, primarily commissions, and recognize the expense over the term of the initial franchise agreement. As of January 1, 2018, the date we adopted ASC 606, we capitalized a total of $1 million in deferred customer acquisition costs related to contracts that were not completed. As of December 31, 2019, we had capitalized a total of $1 million in deferred customer acquisition costs related to contracts that were not completed. In the year ended December 31, 2019, the amount of amortization was $1 million. There was no impairment loss in relation to costs capitalized.

Contract balances

Timing of revenue recognition may differ from the timing of invoicing customers. Contracts with customers are generally for a period of one year or less and are generally renewable. We record a receivable related to revenue recognized on services once we have an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivables are recorded within Receivables, less allowances, on the Consolidated Statements of Financial Position. The current portion of Notes receivable, which represent amounts financed for customers through our financing subsidiary, are included within Receivables, less allowances, on the Consolidated Statements of Financial Position and totaled $42 million as of December 31, 2019 and 2018.

Deferred Customer Acquisition Costs

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the expected customer relationship period.

Advertising

Advertising costs are expensed when the advertising occurs. Advertising expense for the years ended December 31, 2019, 2018 and 2017 was $93 million, $85 million and $71 million, respectively.

Inventory

Inventories are recorded at the lower of cost (primarily on a weighted-average cost basis) or net realizable value. Our inventory primarily consists of finished goods to be used on the customers’ premises or sold to franchisees.

Property and Equipment, Intangible Assets and Goodwill

Property and equipment consist of the following:

			Estimated
	As of December 31,		Useful Lives
(In millions)	2019	2018	(Years)
Land	$5	$5	N/A
Buildings and improvements	54	47	10 - 40
Technology and communications	198	208	3 - 7
Machinery, production equipment and vehicles	271	242	3 - 9
Office equipment, furniture and fixtures	28	19	5 - 7
	556	521
Less accumulated depreciation	(344)	(320)
Net property and equipment	$212	$201

Depreciation of property and equipment, including depreciation of assets held under finance leases was $75 million, $73 million and $68 million for the years ended December 31, 2019, 2018 and 2017, respectively.

No impairment charges were recorded in the years ended December 31, 2019 and 2018. We recorded impairment charges of $2 million in the year ended December 31, 2017, relating to our decision to replace certain software.

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

Goodwill and indefinite-lived intangible assets, primarily trade names, are assessed annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Our 2019, 2018 and 2017 annual impairment analyses, which were performed as of October 1 of each year, did not result in any goodwill or trade name impairments to continuing operations. See Note 5 to the consolidated financial statements for our goodwill and intangible assets balances.

Restricted Cash

Restricted cash consists of cash held in trust as collateral under our automobile, general liability and workers’ compensation insurance program.

Restricted Net Assets

There are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to the Company. These restrictions are related to a subsidiary borrowing arrangement at our financing subsidiary. As of December 31, 2019, the total net assets subject to these third-party restrictions was $23 million. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

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

Financial instruments, which potentially subject us to financial and credit risk, consist principally of investments and receivables. Investments consist primarily of publicly traded debt and common equity securities. Financial instruments are accounted for at fair value with adjustments to fair value recognized in Interest and net investment income in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the period incurred. Most of our receivables and notes receivable have little concentration of credit risk due to the large number of customers with relatively small balances and their dispersion across geographical areas. We maintain an allowance for losses based upon the expected collectability of receivables. See Note 19 to the consolidated financial statements for information relating to the fair value of financial instruments.

Stock-Based Compensation

Stock-based compensation expense for stock options is estimated at the grant date based on an award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense for future grants may differ materially from that recorded in the current period related to options granted to date. In addition, we estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent the actual forfeiture rate is different from the estimate, stock-based compensation expense is adjusted accordingly. See Note 18 to the consolidated financial statements for more details.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options, restricted stock units (“RSUs”) and performance shares are reflected in diluted earnings per share by applying the treasury stock method. See Note 20 to the consolidated financial statements for more details.

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

Newly Issued Accounting Standards

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

The impacts of the adoption of this ASU on our Consolidated Statements of Financial Position are as follows:

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancelable term of the cloud computing arrangements plus any optional renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The amendments in ASU 2018-15 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We early adopted this ASU on January 1, 2019, resulting in the capitalization of certain development costs of approximately $14 million as of December 31, 2019, primarily related to our implementation of Salesforce to replace legacy operating systems.

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

Accounting Standards Issued But Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions and reasonable and supportable forecasts. This ASU will also require enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as the credit quality. We will adopt this ASU effective January 1, 2020. The adoption of this ASU will not have a significant impact to our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement.” This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in ASU 2018-13 will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for the removed disclosures and delayed adoption is permitted until fiscal 2021 for the new disclosures. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

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

The following table presents our reportable segment revenues, disaggregated by revenue source. We disaggregate revenue from contracts with customers into major product lines. We have determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. On April 1, 2019, we divested the assets associated with our fumigation service line and now provide fumigation services to our customers through arrangements with independent third parties. Revenue related to fumigation completion services and the related renewals (the “Fumigation Services”) is shown in Fumigation below and prior period amounts related to the Fumigation Services have been reclassified from Termite and Home Services to Fumigation to conform to the current period presentation. Additionally, prior period revenue for Residential Pest Control and Commercial Pest Control has been reclassified to conform to the current period presentation.

As noted in the business segment reporting information in Note 4, our reportable segments are Terminix and ServiceMaster Brands. Revenue for Corporate and Other Operations presented below includes revenue from our pest control operations in Europe.

	Terminix			ServiceMaster Brands			Corporate and Other Operations			Total
	Year ended December 31,			Year ended December 31,			Year ended December 31,			Year ended December 31,
(In millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
Major service line
Residential Pest Control	$704	$645	$603	$—	$—	$—	$—	$—	$—	$704	$645	$603
Commercial Pest Control	399	327	265	—	—	—	—	—	—	399	327	265
Termite and Home Services	567	549	540	—	—	—	—	—	—	567	549	540
Royalty Fees	—	—	—	133	132	127	—	—	—	133	132	127
Commercial Cleaning and other National Accounts	—	—	—	73	65	53	—	—	—	73	65	53
Sales of Products and Other	88	84	81	50	48	32	—	—	—	138	132	113
Fumigation	40	50	53	—	—		—	—	—	40	50	53
European Pest Control		—	—	—	—	—	21	—	—	21	—	—
Corporate and Other Operations	—	—	—	—	—	—	1	1	2	1	1	2
Total	$1,798	$1,655	$1,541	$257	$244	$212	$22	$1	$2	$2,077	$1,900	$1,755

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

Deferred revenue by segment was as follows (in millions):

	As of December 31,
(In millions)	2019	2018
Terminix	$92	$91
ServiceMaster Brands(1)	9	11
Total	$101	$101

___________________________________

(1)Includes approximately $5 million and $7 million of Deferred revenue included within Other long-term obligations, primarily self-insured claims on the consolidated statement of financial position as of December 31, 2019 and 2018, respectively.

Approximately $15 million of deferred revenue is recognized in the Consolidated Statements of Financial Position in Corporate and Other Operations as of December 31, 2019, related to our acquisition of Nomor. This amount is being evaluated and is subject to change as we finalize our purchase accounting. See Note 7 to the consolidated financial statements for further discussion.

Changes in deferred revenue for the years ended December 31, 2019 and 2018 were as follows (in millions):

(In millions)	Deferred revenue
Balance, January 1, 2018	$101
Deferral of revenue	149
Recognition of deferred revenue	(149)
Balance, December 31, 2018	$101
Deferral of revenue	133
Recognition of deferred revenue	(134)
Balance, December 31, 2019	$101

There was approximately $62 million recognized in the year ended December 31, 2019 that was included in the deferred revenue balance as of December 31, 2018. There was approximately $67 million of revenue recognized in the year ended December 31, 2018, that was included in the deferred revenue balance as of January 1, 2018.

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

Certain non-commission related incremental costs to obtain a contract with a customer are expensed as incurred because the amortization period would have been one year or less. These costs are included in Selling and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

We utilize the portfolio approach to recognize revenue in situations where a portfolio of contracts has similar characteristics. The revenue recognized under the portfolio approach is not materially different than if every individual contract in the portfolio was accounted for separately.

Impact of ASC 606 on the Consolidated Financial Statements

We recorded a net reduction to opening retained earnings of $16 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting ASC 606. Changes to the Consolidated Statements of Operations and Comprehensive Income (Loss) included: i) costs of obtaining a contract that would have been incurred regardless of whether the contract was obtained, such as direct mail and digital advertising, are now expensed as incurred; ii) initial fees and the related commissions from sales of franchise licenses, previously recognized in the year of the sale, are now recognized over the term of the initial franchise agreement; iii) ServiceMaster Brands national advertising fund income, previously recorded net of advertising expense incurred for our advertising programs, is now reported gross, generally with offsetting increases to both revenue and expense such that there will not be a significant, if any, impact on net income (loss); and iv) commissions costs at Terminix incremental to a successful sale are deferred and recognized over the expected customer relationship period. Previously, commissions and other sales-related costs were deferred and recognized over the initial contract period.

During the year ended December 31, 2019, we corrected our calculation of deferred tax assets related to the adoption of ASC 606. As a result, approximately $3 million was recognized in Retained earnings in the Consolidated Statements of Financial Position.

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

The following tables compare affected lines of the consolidated financial statements as prepared under the provisions of ASC 606 to a presentation of these financial statements under the prior revenue recognition guidance (in millions):

	As of December 31, 2018
Consolidated Statement of Financial Position	As reported	Under Prior Revenue Recognition Guidance
Current Assets:
Receivables	$186	$186
Prepaid expenses and other assets	61	74
Deferred customer acquisition costs	—	22
Other Assets:
Deferred customer acquisition costs	77	—
Total Assets	$5,023	$4,982

Current Liabilities:
Deferred revenue	$95	$91
Other Long-Term Liabilities:
Deferred taxes	484	473
Other long-term obligations, primarily self-insured claims	182	176
Total Liabilities	2,818	2,798

Retained earnings (accumulated deficit)	156	141
Accumulated other comprehensive income	5	5
Net (Loss)	(41)	(46)
Liabilities and Equity	$5,023	$4,982

	Year ended December 31, 2018
Consolidated Statement of Operations and Comprehensive Income (Loss)	As reported	Under Prior Revenue Recognition Guidance
Revenue	$1,900	$1,886
Cost of services rendered and products sold	1,041	1,041
Selling and administrative expenses	555	548
Provision for income taxes	37	35
Net (Loss)	$(41)	$(46)

 The adoption of ASC 606 had no significant impact on our cash flows. The aforementioned impacts resulted in offsetting shifts in cash flows from operations between net income (loss) and various change in working capital line items.

Note 4. Business Segment Reporting

Our business is conducted through two reportable segments: Terminix and ServiceMaster Brands.

In accordance with accounting standards for segments, our reportable segments are strategic business units that offer different services. The Terminix segment provides termite and pest control services to residential and commercial customers and distributes pest control products. The ServiceMaster Brands segment provides residential and commercial restoration and commercial cleaning services through franchises primarily under the ServiceMaster, ServiceMaster Restore and ServiceMaster Clean brand names, home cleaning services through franchises primarily under the Merry Maids brand name, cabinet and furniture repair primarily under the Furniture Medic brand name and home inspection services primarily under the AmeriSpec brand name. Corporate and Other Operations includes our European pest control operations, primarily under our Nomor brand, our financing subsidiary exclusively dedicated to providing financing to our franchisees and retail customers of our operating units and our headquarters operations (substantially all of which costs are allocated to our reportable segments), which provide various technology, marketing, finance, human resources, legal and other support services to the reportable segments.

Certain corporate expenses which were historically allocated to the American Home Shield segment are not permitted to be classified as discontinued operations under GAAP. Such corporate expenses amounted to $33 million and $44 million in 2018 and 2017, respectively, and are reflected in Corporate and Other Operations herein. The composition of our reportable segments is consistent with that used by our chief operating decision maker (the “CODM”) to evaluate performance and allocate resources.

Information regarding our accounting policies is described in Note 2 to the consolidated financial statements. We derive substantially all of our revenue from customers and franchisees in the United States with approximately three percent generated in foreign markets. Operating expenses of the business units consist primarily of direct costs and indirect costs allocated from Corporate and Other Operations. Identifiable assets are those used in carrying out the operations of the business unit and include intangible assets directly related to our operations.

We use Reportable Segment Adjusted EBITDA as our measure of segment profitability. Accordingly, the CODM evaluates performance and allocates resources based primarily on Reportable Segment Adjusted EBITDA. Reportable Segment Adjusted EBITDA is defined as net income (loss) before: unallocated corporate expenses; European pest control; costs historically allocated to American Home Shield; depreciation and amortization expense; acquisition-related costs; termite damage claims reserve adjustment; 401(k) Plan corrective contribution; fumigation related matters; non-cash stock-based compensation expense; restructuring and other charges; (gain) loss on investment in frontdoor, inc.; non-cash impairment of software and other costs; (loss) gain from discontinued operations, net of income taxes; provision (benefit) for income taxes; loss on extinguishment of debt; and interest expense. Our definition of Reportable Segment Adjusted EBITDA may not be calculated or comparable to similarly titled measures of other companies. We believe Reportable Segment Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives, acquisition activities and equity-based, long-term incentive plans.

During 2019, 2018 and 2017, no single customer exceeded 10 percent of global sales.

Information for continuing operations for each reportable segment and Corporate and Other Operations is presented below:

	Year Ended December 31,
(In millions)	2019	2018	2017
Revenue:
Terminix	$1,798	$1,655	$1,541
ServiceMaster Brands	257	244	212
Reportable Segment Revenue	$2,055	$1,899	$1,754
Corporate and Other Operations	22	1	2
Total Revenue	$2,077	$1,900	$1,755

Reportable Segment Adjusted EBITDA:(1)
Terminix	$319	$333	$330
ServiceMaster Brands	92	89	87
Reportable Segment Adjusted EBITDA	$410	$422	$417

Identifiable Assets:
Terminix	$3,534	$3,162	$2,821
ServiceMaster Brands	508	491	489
Reportable Segment Identifiable Assets	$4,042	$3,653	$3,310
Corporate and Other Operations	1,280	1,370	917
Total Identifiable Assets	$5,322	$5,023	$4,228

Depreciation & Amortization Expense:
Terminix	$73	$59	$58
ServiceMaster Brands	8	8	7
Reportable Segment Depreciation & Amortization Expense	$81	$67	$65
Corporate and Other Operations	23	24	21
Total Depreciation & Amortization Expense(2)	$104	$91	$86

Capital Expenditures:
Terminix	$17	$12	$12
ServiceMaster Brands	4	2	2
Reportable Segment Capital Expenditures	$21	$14	$15
Corporate and Other Operations	7	34	53
Total Capital Expenditures	$28	$49	$68

___________________________________

(1)

Presented below is a reconciliation of Net Income (Loss) to Reportable Segment Adjusted EBITDA:

	Year Ended December 31,
(In millions)	2019	2018	2017
Net Income (Loss)	$128	(41)	510
Unallocated Corporate expenses	(6)	(9)	(1)
European pest control	(1)	—	—
Termite damage claims reserve adjustment	53	—	—
Costs historically allocated to American Home Shield	—	33	44
Depreciation and amortization expense	104	91	86
Acquisition-related costs	17	5	—
401(k) Plan corrective contribution	—	—	(3)
Fumigation related matters	—	3	4
Non-cash stock-based compensation expense	15	14	10
Restructuring and other charges	17	17	21
(Gain) loss on investment in frontdoor, inc.	(40)	249	—
Non-cash impairment of software and other related costs	—	—	2
Loss (gain) from discontinued operations, net of income taxes	1	(122)	(169)
Provision (benefit) for income taxes	27	37	(242)
Loss on extinguishment of debt	8	10	6
Interest expense	87	133	150
Reportable Segment Adjusted EBITDA	$410	$422	$417

(2)There are no adjustments necessary to reconcile total depreciation and amortization as presented in the business segment table to consolidated totals. Amortization of debt issue costs is not included in the business segment table. See Note 5 to the consolidated financial statements for information relating to segment goodwill.

Note 5. Goodwill and Intangible Assets

The table below summarizes the goodwill balances by reportable segment and Corporate and other operations:

			Corporate and
		ServiceMaster	Other
(In millions)	Terminix	Brands	Operations(1)	Total
Balance as of December 31, 2017	$1,605	$176	$—	$1,780
Acquisitions	179	—	—	179
Impact of foreign exchange rates	(2)	—	—	(2)
Balance as of December 31, 2018	$1,781	$175	$—	$1,956
Acquisitions	164	8	144	315
Impact of foreign exchange rates	1	—	6	7
Balance as of December 31, 2019	$1,946	$183	$150	$2,279

___________________________________

(1)Corporate and Other Operations includes goodwill related to pest control acquisitions in Europe completed during the year ended December 31, 2019. See Note 7 for further discussions of these acquisition and purchase price allocations.

The table below summarizes the other intangible asset balances for continuing operations:

	As of December 31, 2019			As of December 31, 2018
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$1,481	$—	$1,481	$1,482	$—	$1,482
Customer relationships	662	(425)	237	469	(406)	64
Franchise agreements	88	(75)	13	88	(73)	15
Other	101	(41)	60	62	(35)	27
Total	$2,333	$(542)	$1,791	$2,101	$(513)	$1,588

___________________________________

(1)Not subject to amortization.

Amortization expense of $29 million, $18 million and $18 million was recorded in the years ended December 31, 2019, 2018 and 2017, respectively. For the existing intangible assets, we anticipate amortization expense of $34 million, $34 million, $31 million, $28 million and $20 million in 2020, 2021, 2022, 2023 and 2024, respectively. These amounts exclude the intangible assets acquired in connection with the Nomor acquisition on September 6, 2019, as intangible asset values and the related useful lives have not yet been finalized. See Note 7 for further discussion of the preliminary purchase price allocation.

Note 6. Income Taxes

Corporate Tax Rate Change

We are subject to the provisions of ASC 740-10, “Income Taxes,” which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. We remeasured deferred tax assets and liabilities at December 31, 2017, based on the new U.S. tax rates at which they are expected to reverse in the future, which is generally 21 percent. We recognized a net reduction of total deferred tax liabilities of $271 million in the year ended December 31, 2017, and, upon completing our review of the applicable provisions of the Act in 2018, recognized additional expense of $3 million in the year ended December 31, 2018, primarily related to return to provision adjustments.

Deferred Tax Analysis

We did not record any amounts related to valuation allowances or revaluation of deferred tax assets affected by various aspects of the Act.

GILTI

The Act also created a new requirement that Global Intangible Low Taxed Income (GILTI) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs U.S. shareholder. At December 31, 2019, we previously elected to account for GILTI in the year the tax is incurred and have recorded GILTI tax expense of less than $1 million, which is included as a component of income tax expense from continuing operations.

As of December 31, 2019, 2018 and 2017, we have $14 million, $15 million and $14 million, respectively, of tax benefits primarily reflected in U.S. federal and state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). At December 31, 2019 and 2018, $13 million and $14 million, respectively, of unrecognized tax benefits would impact the effective tax rate if recognized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
(In millions)	2019	2018	2017
Gross unrecognized tax benefits at beginning of period	$15	$14	$13
Increases in tax positions for current year	1	3	3
Settlements	(1)	—	—
Lapse in statute of limitations	(1)	(1)	(1)
Gross unrecognized tax benefits at end of period	$14	$15	$14

Based on information currently available, it is reasonably possible that over the next 12-month period unrecognized tax benefits may decrease by $2 million as the result of settlements of ongoing audits, statute of limitation expirations or final settlements of uncertain tax positions in multiple jurisdictions.

We file consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. In the ordinary course of business, we are subject to review by domestic and foreign taxing authorities. For U.S. federal income tax purposes, we participate in the IRS’s Compliance Assurance Process whereby our U.S. federal income tax returns are reviewed by the IRS both prior to and after their filing. The U.S. federal income tax returns filed through the year ended December 31, 2017 have been audited by the IRS. The IRS commenced pre-filing examinations of our U.S. federal income tax returns for 2019 in the second quarter of 2019. Four state tax authorities are in the process of auditing state income tax returns of various subsidiaries. We are no longer subject to state and local or foreign income tax examinations by tax authorities for years before 2013, except for a pending refund claim related to 2008.

Our policy is to recognize potential interest and penalties related to tax positions within the tax provision. Total interest and penalties included in the consolidated statements of income are immaterial. As of both December 31, 2019 and 2018, we had accrued for the payment of interest and penalties of approximately $2 million.

The components of income from continuing operations before income taxes are as follows:

	Year Ended December 31,
(In millions)	2019	2018	2017
U.S.	$161	$(130)	$94
Foreign	(5)	4	5
Income from Continuing Operations before Income Taxes	$156	$(126)	$99

The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate for continuing operations is as follows:

	Year Ended December 31,
	2019	2018	2017
Tax at U.S. federal statutory rate	21.0%	21.0%	35.0%
State and local income taxes, net of U.S. federal benefit	3.3	(7.1)	5.7
Tax credits	(1.5)	1.5	(1.3)
Investment in frontdoor, inc. mark-to-market adjustment	(5.5)	(41.5)	—
Other permanent items	1.0	(2.1)	1.8
U.S. Tax Reform rate change(1)	—	(2.7)	(273.6)
Remeasurement of prior year tax positions	—	(0.9)	—
Excess tax benefits from stock-based compensation	(0.8)	1.1	(14.5)
Other, including foreign rate differences and reserves	(0.5)	1.7	1.4
Effective rate	17.1%	(29.1)%	(245.6)%

___________________________________

(1)Deferred income taxes in the Consolidated Statements of Financial Position at December 31, 2018 and 2017, were remeasured as a result of U.S. Tax Reform.

The effective tax rate for discontinued operations for the years ended December 31, 2019, 2018 and 2017 was a tax benefit of 11.5 percent and a provision of 26.0 percent and 37.9 percent, respectively. Income tax expense from continuing operations is as follows:

	Year Ended December 31,
(In millions )	2019	2018	2017
Current:
U.S. federal	$11	$23	$(14)
Foreign	2	1	3
State and local	5	6	5
	17	29	(6)
Deferred:
U.S. federal	8	1	(242)
Foreign	—	1	2
State and local	2	6	4
	10	8	(235)
Provision (benefit) for income taxes	$27	$37	$(242)

Deferred income tax expense results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The deferred tax asset primarily reflects the impact of future tax deductions related to our accruals and certain net operating loss carryforwards. The deferred tax liability is primarily attributable to the basis differences related to intangible assets. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The valuation allowance for deferred tax assets as of December 31, 2019 and 2018 was $12 million and $11 million, respectively.

Significant components of our deferred tax balances are as follows:

	As of December 31,
(In millions)	2019	2018
Deferred tax assets (liabilities):
Intangible assets(1)	$(499)	$(471)
Property and equipment	(30)	(25)
Operating lease right-of-use assets	(30)	—
Prepaid expenses and deferred customer acquisition costs	(25)	(20)
Receivables allowances	6	5
Self-insured claims and related expenses	2	7
Accrued liabilities	35	22
Other long-term obligations	4	(6)
Current portion of lease liability and long-term lease liability	32	—
Net operating loss and tax credit carryforwards	16	15
Less valuation allowance	(12)	(11)
Net Deferred taxes	$(501)	$(484)

___________________________________

(1)The deferred tax liability relates primarily to the difference in the tax versus book basis of intangible assets. As of both December 31, 2019 and December 31, 2018, we had $505 million of deferred tax liability included in this net deferred tax liability, that will not actually be paid unless certain business units of the Company are sold.

As of December 31, 2019, we had deferred tax assets, net of valuation allowances, of $5 million for federal and state net operating loss and capital loss carryforwards, which expire at various dates up to 2039. We also had deferred tax assets, net of valuation allowances, of less than $1 million for federal and state credit carryforwards which expire at various dates up to 2026. The federal and state net operating loss carryforwards in the filed income tax returns included unrecognized tax benefits taken in prior years. The net operating losses for which a deferred tax asset is recognized for financial statement purposes in accordance with ASC 740 are presented net of these unrecognized tax benefits.

Included in the Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2019, is an adjustment to the Net assets distributed to frontdoor, inc. Our 2018 income tax provision included an estimate of the income taxes based on assumptions and available information at the time the 2018 financial statements were prepared. We adjusted our 2018 tax provision based on our income tax returns filed in the fourth quarter of 2019 to reflect the actual current and deferred taxes related to the Frontdoor distribution. The result was a decrease to our current taxes payable and a corresponding increase to Retained earnings.

We previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. Prior to the Transition Tax included in the Act, we had an excess amount for financial reporting over the tax basis in our foreign subsidiaries, including cumulative undistributed earnings of our foreign subsidiaries of $74 million as of December 31, 2019. While the Transition Tax resulted in all remaining undistributed foreign earnings being subject to U.S. tax, an actual repatriation from our non-U.S. subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $35 million and $30 million as of December 31, 2019 and 2018, respectively.

Note 7. Acquisitions

2019

During the year ended December 31, 2019, we completed 39 acquisitions (the “2019 Acquisitions”) for an aggregate purchase price of $504 million, net of $12 million of cash acquired, using available cash on hand and borrowings under our then existing revolving credit facility. Of these, 36 were accounted for as business combinations and three as asset acquisitions. We also made minority investments in eight pest control companies for a total of $18 million, $9 million of which was unfunded and included in Accrued liabilities—Other on the Consolidated Statements of Financial Position as of December 31, 2019.

As a result of the 2019 Acquisitions, we recognized initial goodwill of $317 million and other intangibles of $228 million, primarily customer lists. The weighted-average useful life for each class of definite-lived intangible asset associated with these acquisitions is between three years to five years. The purchase price allocations for these acquisitions will be finalized no later than one year from the respective acquisition dates. For incomplete purchase price allocations, we are evaluating working capital balances, the intangible and tangible assets acquired, and the appropriate useful lives to assign to all assets, including intangibles. A significant portion of the purchase price has been allocated to goodwill which is attributable to anticipated synergies from future growth and is not expected to be deductible for income tax purposes.

There is also $9 million of purchase price on acquisitions completed in December 2019 that is included in Accrued liabilities—Other on the Consolidated Statements of Financial Position as of December 31, 2019 that was paid in January 2020, as well as $29 million of deferred purchase price and earnouts contingent on the successful achievement of various metrics due to certain of the sellers between one year and five years from the acquisition dates. Changes in projected metrics would result in a change in the fair value of the recorded contingent earnout obligation. The deferred purchase price and earnouts are recorded at fair value on the Consolidated Statements of Financial Position. Subsequent changes to the estimated earnout obligations will be recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) when incurred.

Nomor

On September 6, 2019, we acquired Nomor, a leading provider of pest control services in Sweden and Norway, for approximately 2 billion Swedish krona (approximately $198 million using the September 6, 2019 exchange rate, net of approximately $9 million of cash acquired). This strategic acquisition launches our expansion into the European pest control market. We funded the acquisition using cash on hand and proceeds from a $120 million borrowing under our then-existing revolving credit facility. Nomor contributed approximately $17 million of revenue and $3 million of Adjusted EBITDA from the date of acquisition through December 31, 2019. We recognized approximately $4 million of Acquisition-related costs on the Consolidated Statements of Operations and Comprehensive Income related to our acquisition of Nomor in the year ended December 31, 2019.

The allocation of the purchase price is preliminary and will likely change in future periods, perhaps significantly, as fair value estimates of the assets acquired and liabilities assumed are refined during the measurement period. A preliminary purchase price allocation is as follows:

(In millions)
Current assets(1)	$11
Property and equipment	6
Goodwill	127
Identifiable intangible assets(2)	94
Current liabilities(3)	(18)
Long-term liabilities(4)	(22)
Total purchase price	$198

___________________________________

(1)Primarily trade receivables and net of approximately $9 million of cash acquired.

(2)Primarily customer lists.

(3)Primarily advanced collections from customers.

(4)Includes $20 million of deferred tax liabilities recognized as a result of tax basis differences in intangible assets.

Specifically, we are still evaluating working capital balances, the intangible and tangible assets acquired, deferred revenue balances, as well as the appropriate useful lives to assign to all assets, including intangibles. A significant portion of the purchase price has been allocated to goodwill which is attributable to anticipated synergies from future growth and is not expected to be deductible for income tax purposes. We will complete the purchase price allocation no later than the third quarter of 2020.

The following unaudited pro forma consolidated financial information presents the combined operations of ServiceMaster and Nomor for the years ended December 31, 2019 and 2018, as if the acquisition had occurred at the beginning of 2018 (in millions, except per share data):

	(Unaudited)
	Year ended December 31,
(In millions, except per share data)	2019	2018
Consolidated revenue	$2,112	$1,950
Consolidated net income (loss)	$137	$(42)
Basic earnings (loss) per share	$1.01	$(0.31)
Diluted earnings (loss) per share	$1.00	$(0.31)

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

The unaudited pro forma consolidated financial information reflects our historical financial information and the historical results of Nomor, after the conversion of Nomor’s accounting methods from local reporting standards to U.S. generally accepted accounting principles and adjusted to reflect the acquisition had it been completed as of the beginning of 2018. The most significant adjustments made to the pro forma financial information are the inclusion of $4 million of acquisition-related costs as if incurred in the first quarter of 2018, estimated quarterly interest expense of approximately $1 million related to financing obtained for the transaction and the estimated tax impact of these pro forma adjustments. The unaudited pro forma financial information includes various assumptions, including those related to the preliminary purchase price allocation, that may be impacted by the finalization of the purchase price allocation. The tax impact of these adjustments was calculated based on Nomor’s statutory rate.

2018

During the year ended December 31, 2018, we completed 20 acquisitions (the “2018 Acquisitions”), including the acquisition of Copesan, for an aggregate purchase price of $187 million, net of $2 million of cash acquired, using available cash on hand. All acquisitions were accounted for as business combinations.

There are $65 million of deferred purchase price and earnouts contingent on the successful achievement of various metrics due to the sellers between one year and five years from the acquisition dates. Changes in projected metrics would result in a change in the fair value of the recorded earnout obligation. The deferred purchase price and earnouts are recorded at fair value on the Consolidated Statements of Financial Position. Subsequent changes to the estimated earnout obligations will be recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) when incurred.

The following sets forth the intangible assets acquired in the 2018 Acquisitions and the adjustments made to their fair values in the year ended December 31, 2019, when the purchase allocations were finalized. The weighted-average useful life for each class of definite-lived intangible asset is between three years to five years.

			Other
(In millions)	Goodwill	Trade Names(1)	Intangible Assets(2)
Balance as of December 31, 2018	$179	$—	$80
Measurement period adjustments	(2)	13	(13)
Balance as of December 31, 2019	$177	$13	$67

___________________________________

(1)Not subject to amortization.

(2)Primarily customer lists.

Supplemental cash flow information regarding our acquisitions is as follows:

	Year Ended December 31,
(In millions)	2019	2018	2017
Assets acquired	$599	$284	$16
Liabilities assumed	(56)	(30)	—
Net assets acquired(1)	$542	$254	$16

Net cash paid	$504	$191	$13
Seller financed debt	38	64	3
Purchase price	$542	$254	$16

___________________________________

(1)Includes approximately $21 million and $15 million of deferred tax liabilities in the years ended December 31, 2019 and 2018, respectively, as a result of tax basis differences in intangible assets.

Note 8. Discontinued Operations

American Home Shield Spin-off

On October 1, 2018, we completed the spin-off of our American Home Shield business. The separation was effectuated through a Distribution to our stockholders of approximately 80.2 percent of the outstanding shares of common stock of Frontdoor. The distribution was made to our stockholders of record as of the close of business on September 14, 2018, and such stockholders received one share of Frontdoor common stock for every two shares of ServiceMaster common stock held as of the close of business on the Record Date.

In March 2019, we exchanged all of the 19.8 percent of the outstanding shares of common stock of Frontdoor we retained for certain of our outstanding indebtedness, which obligations were subsequently cancelled and discharged upon delivery to us. See note 12 for further discussion regarding this transaction.

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

The charges for the transition services are designed to allow us to fully recover the direct costs of providing the services, plus specified margins and any out-of-pocket costs and expenses. The transition services agreement expired December 31, 2019.

Under this transition services agreement, in the years ended December 31, 2019 and 2018, we recorded approximately $2 million and $1 million, respectively, of fees from Frontdoor, which are included, net of costs incurred, in Selling and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2019, all amounts under this agreement have been paid.

During the year ended December 31, 2018, we processed certain of Frontdoor’s accounts payable transactions. Through this process, in the year ended December 31, 2018, approximately $2 million was paid on Frontdoor’s behalf. We did not process any of Frontdoor’s accounts payable transactions in the year ended December 31, 2019. All amounts under this agreement have been paid.

The Company and Frontdoor also entered into a sublease agreement for the space Frontdoor retained in our Global Service Center and Memphis customer care center after the spin-off. We recognized approximately $7 million and $1 million of rental income and other cost reimbursements related to these sublease agreements during the years ended December 31, 2019 and 2018, respectively, which were recorded as reductions to Selling and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss). Payments received under the sublease agreements for rental income and other cost reimbursements during the years ended December 31, 2019 and 2018 totaled approximately $7 million and $1 million, respectively.

American Home Shield Goodwill and Intangible Assets

Goodwill and indefinite lived intangible assets are assessed annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. No goodwill or indefinite-lived intangible asset impairments were recorded relating to American Home Shield in the years ended December 31, 2018 and 2017.

Financial Information for Discontinued Operations

(Loss) gain from discontinued operations, net of income taxes, for all periods presented includes the operating results of Frontdoor and previously sold businesses.

The operating results of discontinued operations are as follows:

	Year Ended December 31,
(In millions)	2019	2018	2017
Revenue	$—	$979	$1,157
Cost of services rendered and products sold	—	534	591
Operating expenses(1)	1	282	296
Interest and net investment income	—	(1)	(2)
Income before income taxes	(1)	164	272
Provision for income taxes	(0)	43	103
(Loss) gain from discontinued operations, net of income taxes	$(1)	$122	$169

___________________________________

(1)Includes spin-off transaction costs incurred of $35 million and $13 million for the years ended December 31, 2018 and 2017, respectively.

The following selected financial information of American Home Shield is included in the statements of cash flows:

(In millions)	2018	2017
Depreciation	$8	$9
Amortization	$6	$8
Capital expenditures	$(18)	$(9)
Significant operating and investing non-cash items:
Net assets acquired through seller financed debt	$—	$—

Note 9. Restructuring and Other Charges

Restructuring Charges

We incurred restructuring charges of $15 million ($11 million, net of tax), $17 million ($13 million, net of tax) and $21 million ($15 million, net of tax) for the years ended December 31, 2019, 2018 and 2017, respectively. Restructuring charges are comprised of the following:

	Year Ended December 31,
(In millions)	2019	2018	2017
Terminix(1)	$5	$2	$2
ServiceMaster Brands(2)	2	1	1
Corporate and Other Operations(3)	6	7	2
Global Service Center relocation(4)	1	8	5
Leadership transition(5)	—	—	11
Total restructuring and other charges	$15	$17	$21

___________________________________

(1)For the years ended December 31, 2019, 2018 and 2017, these charges include $5 million, $2 million and $2 million, respectively, of lease termination and severance costs. Of this amount, $1 million was unpaid and accrued as of December 31, 2019.

(2)Represents severance costs related to the reorganization of ServiceMaster Brands. All amounts under these agreements have been paid as of December 31, 2019.

(3)We have historically made changes on an ongoing basis to enhance capabilities and reduce costs in our corporate functions that provide company-wide administrative services to support operations. For year ended December 31, 2019, these charges included $3 million of accelerated depreciation on systems we are replacing with the implementation of Salesforce and $2 million of professional fees and other costs to enhance capabilities and align corporate functions with those required to support our strategic needs after the American Home Shield spin-off. For the years ended December 31, 2019, 2018 and 2017, these charges also included $1 million, $3 million and $2 million, respectively, of severance and other costs. For the year ended December 31, 2018, these charges also included $4 million of costs incurred due to the Separation that were not directly attributable to American Home Shield and therefore were not included in discontinued operations. All amounts under these agreements have been paid as of December 31, 2019.

(4)For the year ended December 31, 2019, these charges included lease termination and other charges of $1 million. For the year ended December 31, 2018, these charges include future rent of $7 million and $1 million of professional and other fees. All amounts under these agreements have been paid as of December 31, 2019.

(5)For the year ended December 31, 2017, these charges include $5 million of severance costs and $5 million of stock-based compensation expense as part of the severance agreements with the former CEO and CFO. All amounts under these agreements have been paid as of December 31, 2019.

The pretax charges discussed above are reported in Restructuring charges in the Consolidated Statements of Operations and Comprehensive Income (Loss).

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities—Other on the Consolidated Statements of Financial Position, is presented as follows:

Accrued
Restructuring
(In millions)	Charges
Balance as of December 31, 2017	$6
Costs incurred	17
Costs paid or otherwise settled	(17)
Balance as of December 31, 2018	7
Costs incurred	15
Costs paid or otherwise settled	(21)
Balance as of December 31, 2019	$2

We expect substantially all of our accrued restructuring charges to be paid within one year.

Other Charges

Other charges represent professional fees incurred that are not closely associated with our ongoing operations. Other charges were $2 million ($2 million, net of tax) for the year ended December 31, 2019. We incurred no such other charges for the year ended December 31, 2018 or 2017.

Note 10. Commitments and Contingencies

We lease certain property and equipment under various operating lease arrangements. Most of the property leases provide that we pay taxes, insurance and maintenance applicable to the leased premises. As leases for existing locations expire, we expect to renew the leases or substitute another location and lease.

Rental expense for the years ended December 31, 2019, 2018 and 2017 was $36 million, $33 million and $29 million, respectively.

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

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2017	$115
Provision for self-insured claims	29
Cash payments	(33)
Balance as of December 31, 2018	111
Provision for self-insured claims	36
Cash payments	(35)
Balance as of December 31, 2019	$111

Termite damage claim accruals for Non-Litigated Claims in the Terminix business are recorded based on both the historical rates of claims incurred within a contract year and the cost per claim. Current activity could differ causing a change in estimates. We have certain liabilities with respect to existing or potential claims, lawsuits and other proceedings, including Litigated Claims. We accrue for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified.

Since the beginning of 2017, we have been served with an increasing number of termite damage claims related lawsuits. Some plaintiffs have sought to demonstrate a pattern and practice of fraud in connection with these claims and have sought awards, in addition to repair costs, which included punitive damages and damages for mental anguish.

In accordance with ASC 450, “Contingencies,” we have historically determined that we had adequate information to assess probability of loss and a reasonable estimate of the range of loss for Litigated Claims only after the completion of discovery for each individual case, which is often more than a year after the case is filed. In 2019, we experienced an increase in the number of Litigated Claims and in early 2020 we completed a detailed statistical analysis of our recent termite damage claims history and case results. As a result, we have concluded that given a statistically meaningful population of outstanding Litigated Claims and sufficient history of resolving claims with similar attributes we are able to calculate an initial “best” estimate of the outcome of most of our cases based on variables known at the time each case is filed. For the pending Litigated Claims for which we were previously not able to estimate a range of loss under our prior estimation technique, we have recorded a change in estimate of our reserve in the amount of $45 million in the year ended December 31, 2019. The Litigated Claims are included in Accrued liabilities—Other and Other long-term obligations, primarily self-insured claims on the Consolidated Statements of Financial Position.

We have also utilized the aforementioned statistical analysis to evaluate our warranty reserves for Non-Litigated Claims. The resulting estimation technique projects the cost to settle Non-Litigated Claims considering both the expected geographic distribution of current and future claims and their relative cost to settle. Based on this review we have recorded a change in estimate related to our reserve for Non-Litigated Claims in the amount of $8 million in the year ended December 31, 2019. The Non-Litigated Claims are included in Accrued liabilities—Self-insured claims and related expenses on the Consolidated Statements of Financial Position.

A reconciliation of beginning and ending accrued Litigated Claims and Non-Litigated Claims is presented as follows:

Accrued
Termite Damage
(In millions)	Claims
Balance as of December 31, 2017	$22
Provision for termite damage claims	39
Cash payments	(33)
Balance as of December 31, 2018	28
Provision for termite damage claims(1)	95
Cash payments	(44)
Balance as of December 31, 2019	$80

___________________________________

(1)Includes a change in estimate of $53 million, as described above.

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

Fumigation Related Matters

On January 20, 2017, TMX USVI and TMX LP, each an indirect, wholly-owned subsidiary of the Company, entered into a revised Plea Agreement in connection with the investigation initiated by the DOJ into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands. Under the terms of sentencing handed down on November 20, 2017, (i) TMX USVI and TMX LP each paid a fine of $4.6 million (total of $9.2 million); (ii) TMX USVI and TMX LP paid a total of $1.2 million to the EPA for costs incurred by the EPA for the response and clean-up of the affected units at the resort in St. John; and (iii) both TMX USVI and TMX LP will serve a five year probation period. In lieu of the $1 million community service payment that was proposed in the Plea Agreement, the court required TMX USVI and TMX LP to provide for training certification courses with respect to pesticide application and safety in the U.S. Virgin Islands until November 2022.

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

Note 11. Employee Benefit Plans

Discretionary contributions to our 401(k) plan were made in the amount of $14 million, $13 million and $13 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 12. Long-Term Debt

Long-term debt is summarized in the following table:

	As of December 31,
(In millions)	2019	2018
Senior secured term loan facility maturing in 2023(1)	$—	$637
Senior secured term loan facility maturing in 2026(2)	593	—
Revolving credit facility maturing 2021	—	—
Revolving credit facility maturing 2024	—	—
5.125% notes maturing in 2024(3)	742	740
7.45% notes maturing in 2027(4)	167	172
7.25% notes maturing in 2038(4)	40	42
Vehicle finance leases(5)	95	90
Other(6)	100	94
Less current portion	(70)	(49)
Total long-term debt	$1,668	$1,727

___________________________________

(1)As of December 31, 2018, presented net of $5 million in unamortized debt issuance costs and $1 million in unamortized original issue discount paid as described below under “––Term Loan Facility.”

(2)As of December 31, 2019, presented net of $6 million in unamortized debt issuance costs and $1 million in unamortized original issue discount paid as described below under “––Term Loan Facility.”

(3)As of December 31, 2019 and 2018, presented net of $8 million and $10 million, respectively, in unamortized debt issuance costs related to the 2024 Notes.

(4)As of December 31, 2019 and 2018, collectively presented net of $28 million and $33 million, respectively, of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

(5)We have entered into the Fleet Agreement which, among other things, allows us to obtain fleet vehicles through a leasing program. All leases under the Fleet Agreement are finance leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45%.

(6)As of December 31, 2019 and 2018, includes approximately $91 million and $82 million, respectively, of future payments in connection with acquisitions as further described in Note 7.

Term Loan Facility

On November 5, 2019, we closed on an amended $600 million Term Loan B due 2026, as well as a $400 million revolving credit agreement due 2024 (the “Amended Term Loan Facility”). The proceeds of the transaction were used to repay approximately $171 million of debt outstanding under our previous Term Loan B due 2023, $120 million outstanding under our previous revolving credit agreement due 2021, as well as $150 million from a recent short-term borrowing entered on October 4, 2019. In addition, $6 million of proceeds was used to pay debt issuance costs of $5 million and original issue discount of $1 million. In connection with the repayment, we recorded a loss on extinguishment of debt of $1 million which includes the write-off of debt issuance costs.

The interest rates applicable to the loans under the Amended Term Loan Facility are based on a fluctuating rate of interest measured by reference to either, at the borrower’s option, (i) an adjusted London inter-bank offered rate (“LIBOR”) plus 1.75% per annum, or (ii) an alternate base rate (“ABR”) plus 0.75% per annum. Voluntary prepayments of borrowings under the Amended Term Loan Facility are permitted at any time, in minimum principal amounts, without premium or penalty unless such prepayment is in connection with a repricing transaction on or prior to the 6-month anniversary of the closing date of the Amended Credit Facilities, in which case a 1% premium shall be required to be paid.

The Term Loan Facility and the guarantees thereof are secured by substantially all of the tangible and intangible assets of the Company and certain of our domestic subsidiaries, excluding certain subsidiaries subject to regulatory requirements in various states, including pledges of all the capital stock of all direct domestic subsidiaries (other than foreign subsidiary holding companies, which are deemed to be foreign subsidiaries) owned by the Company or any Guarantor and of up to 65% of the capital stock of each direct foreign subsidiary owned by the Company or any Guarantor. The Term Loan Facility security interests are subject to certain exceptions, including, but not limited to, exceptions for (i) equity interests, (ii) indebtedness or other obligations of subsidiaries, (iii) real estate or (iv) any other assets, if the granting of a security interest therein would require that the 7.45% notes maturing in 2027 or 7.25% notes maturing in 2038 be secured. The Term Loan Facility is secured on a pari passu basis with the security interests created in the same collateral securing the Revolving Credit Facility.

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

On November 5, 2019, concurrent with the refinancing, we entered into a seven year interest swap agreement effective November 5, 2019. The notional amount of the agreement is $550 million. Under the terms of the agreement, we will pay a fixed rate of interest of 1.615% on the $550 million notional amount, and we will receive a floating rate of interest (based on one-month LIBOR, subject to a floor of zero percent) on the notional amount. Therefore, during the term of the agreement, the effective interest rate on $550 million of the new Term Loan B is fixed at a rate of 3.365%.

In connection with the repayment of our previous Term Loan B due 2023, we terminated our then existing interest rate swap agreement, receiving $12 million. The fair value of the terminated agreement of $12 million is recorded within accumulated other comprehensive income on the Consolidated Statements of Financial Position and will be amortized into interest expense over the original term of the agreement.

Interest Rate Swap Agreements

The changes in interest rate swap agreements, as well as the cumulative interest rate swaps outstanding, are as follows:

		Weighted
	Notional	Average Fixed
(In millions)	Amount	Rate(1)
Interest rate swap agreements in effect as of December 31, 2017	$650	1.493%
Terminated	—
Entered into effect	—
Interest rate swap agreements in effect as of December 31, 2018	650	1.493%
Terminated	(650)
Entered into effect	550
Interest rate swap agreements in effect as of December 31, 2019	$550	1.615%

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

On March 12, 2019, we borrowed an aggregate principal amount of $600 million under a short-term credit facility to effectuate a debt-for-equity exchange of our Frontdoor retained shares. The proceeds of this short-term credit facility were used to repay $468 million aggregate principal amount of term loans outstanding under our senior secured term loan facility in March and April of 2019. Such prepayments resulted in a loss on extinguishment of debt of $4 million for the year ended December 31, 2019.

On March 27, 2019, we completed a non-cash debt-for-equity exchange in which we exchanged the 16.7 million retained shares of Frontdoor common stock (proceeds of $486 million, net), plus used $114 million of proceeds from the short-term credit facility, to extinguish $600 million of our indebtedness under the short-term credit facility. The sale of the Frontdoor common stock resulted in a realized gain of $40 million, which was recorded within (Gain) loss on investment in frontdoor, inc. on the consolidated statements of operations and comprehensive income for the year ended December 31, 2019.

In March 2019, we purchased approximately $7 million in aggregate principal amount of our 7.45% notes maturing in 2027 at a price of 105.5% and $3 million in aggregate principal amount of our 7.25% notes maturing in 2038 at a price of 99.5% using available cash. The repurchased notes were delivered to the trustee for cancellation. In connection with these partial repurchases, we recorded a loss on extinguishment of debt of $2 million in the year ended December 31, 2019.

In April 2019, we purchased $1 million in aggregate principal amount of our 7.45% notes maturing in 2027 at a price of 105.5%.

Revolving Credit Facility

On November 8, 2016, we entered into a $300 million Revolving Credit Facility (the “Old Revolving Credit Facility”). The maturity date for the Old Revolving Credit Facility was November 8, 2021. The Old Revolving Credit Facility provides for senior secured revolving loans and stand-by and other letters of credit. The Old Revolving Credit Facility limited outstanding letters of credit to $225 million.

On September 5, 2019, we borrowed an aggregate principal amount of $120 million under the Old Revolving Credit Facility to finance our acquisition of Nomor.

On December 12, 2019, in connection with our refinancing, we terminated the Old Revolving Credit Facility and entered into a $400 million Revolving Credit Facility. The maturity date for the Revolving Credit Facility is November 5, 2024. The Revolving Credit Facility provides for senior secured revolving loans and stand-by and other letters of credit. The Revolving Credit Facility limits outstanding letters of credit to $125 million. As of December 31, 2019, there were $23 million of letters of credit outstanding and $370 million of available borrowing capacity under the Revolving Credit Facility.

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

Other

The agreements governing the Term Loan Facility and the Revolving Credit Facility contain certain covenants that, among other things, limit or restrict the incurrence of additional indebtedness, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. We were in compliance with the covenants under these agreements at December 31, 2019.

As of December 31, 2019, future scheduled long-term debt payments are $35 million, $59 million, $15 million, $9 million, and $762 million for the years ended December 31, 2020, 2021, 2022, 2023, and 2024 respectively.

Note 13. Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, Current portion of lease liability and Long-term lease liability on the Consolidated Statements of Financial Position. Finance leases are included in Property and equipment, net; Current portion of long-term debt and Long-term debt on the Consolidated Statements of Financial Position.

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

As of December 31, 2019, assets recorded under finance leases were $221 million and accumulated depreciation associated with finance leases was $128 million.

The components of lease expense were as follows:

Year ended
(In millions)	December 31, 2019
Finance lease cost
Depreciation of finance lease ROU assets	$35
Interest on finance lease liabilities	5
Operating lease cost	26
Variable lease cost	3
Sublease income	(2)
Total lease cost	$67

As the rates implicit in our leases are not readily determinable, we use a collateralized incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. We use the portfolio approach and group leases into categories by lease term length, applying the corresponding incremental borrowing rates to these categories of leases.

Supplemental cash flow information and other information for leases was as follows:

Year ended
(In millions)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$24
Operating cash flows for finance leases	5
Financing cash flows for finance leases	34
ROU assets obtained in exchange for lease obligations:
Operating leases	12
Finance leases	43
Weighted Average Remaining Lease Term (in years):
Operating leases	10.58
Finance leases	3.34
Weighted Average Discount Rate:
Operating leases	5.55%
Finance leases	4.13%

As of December 31, 2019, there was $35 million and $60 million of finance leases included within Current portion of long-term debt and Long-term debt, respectively, on the Consolidated Statements of Financial Position. Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows:

(In millions)	Operating Leases(1)	Finance Leases
Year ended December 31,
2020	$27	$37
2021	22	29
2022	20	18
2023	15	12
2024	11	4
Thereafter	85	1
Total future minimum lease payments	179	101
Less imputed interest	(47)	(6)
Total	$131	$95

___________________________________

(1)Each year through 2033 is presented net of approximately $2 million of projected annual sublease income from Frontdoor for their sublease in our Global Service Center and Memphis customer care center. Sublease income of approximately $2 million and $1 million was recognized within Selling and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2019 and 2018, respectively.

The following table is a summary of the future minimum lease payments due under capital and operating leases with terms of more than one year at December 31, 2018:

(In millions)	Operating Leases	Capital Leases
Year ended December 31,
Less than 1 Yr	$17	$31
1 - 3 Yrs	36	46
3 - 5 Yrs	25	14
More than 5 Yrs	67	1
Total future minimum lease payments	$146	$92

As of December 31, 2019, we have additional vehicle finance leases that have not yet commenced of $1 million. These leases are scheduled to commence in 2020 with lease terms generally of five years.

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

Impact of ASC 842 on the Consolidated Financial Statements

Changes to the Consolidated Statements of Financial Position include the recognition of an Operating lease right-of-use asset, a Current portion of lease liability and Long-term lease liability. Changes to the Consolidated Statements of Cash Flows include the presentation of ROU asset amortization. The adoption of ASC 842 did not have a significant impact on our Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 14. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the Consolidated Statements of Financial Position. As of December 31, 2019 and 2018, our marketable securities consisted primarily of common debt securities (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross realized and unrealized gains and losses of our short- and long-term investments in Debt and Equity securities are as follows:

		Gross Realized	Gross Realized
	Amortized	and Unrealized	and Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
Available-for-sale securities, December 31, 2019:
Debt securities	$4	$—	$—	$4
Equity securities	9	—	—	9
Total securities	$13	$—	$—	$13
Available-for-sale securities, December 31, 2018:
Debt securities	$4	$—	$—	$4
Equity securities	15	1	—	16
Total securities	$19	$1	$—	$21

We account for equity securities at fair value with adjustments to fair value recognized in Interest and net investment income in the Consolidated Statements of Operations and Comprehensive Income (Loss). For the year ended December 31, 2018, approximately $2 million of realized and unrealized gains were recognized in Interest and net investment income in the Consolidated Statements of Operations and Comprehensive Income (Loss). There were no realized or unrealized gains or losses for the year ended December 31, 2019.

We periodically review our debt securities to determine whether there has been an other than temporary decline in value. There were no impairment charges due to declines in the value of these investments for the years ended December 31, 2019 and 2018.

Additionally, we hold minority interests in several strategic investments which do not have readily determinable fair values and are recorded at cost and are remeasured upon the occurrence of observable price changes or impairments. We account for these investments at fair value with adjustments to fair value recognized within Interest and net investment income as an unrealized gain or loss in our Consolidated Statements of Operations and Comprehensive Income (Loss). The investments are included within Other Assets on the Consolidated Statements of Financial Position. At December 31, 2019, the carrying amount of these investments is $4 million.

Note 15. Comprehensive Income (Loss)

Comprehensive Income (loss), which primarily includes net income (loss), unrealized gains on derivative instruments and the effect of foreign currency translation (loss) gain, is disclosed in the Consolidated Statements of Operations and Comprehensive Income (Loss). Unrealized gains on marketable securities of $3 million ($2 million, net of tax) were included in other comprehensive income prior to our adoption of ASU 2016-01 on January 1, 2018. Subsequent to the adoption, these unrealized gains were reclassified to retained earnings. Additionally, stranded tax effects of approximately $4 million resulting from the corporate income tax rate change in U.S. Tax Reform were reclassified upon our adoption of ASU 2018-02 on January 1, 2018. The income tax effects remaining in AOCI will be released into earnings as the related pre-tax amounts are reclassified to earnings.

During the year December 31, 2019, we terminated our $650 million interest rate swap and received $12 million from the counterparty. The fair value of the terminated portion of the interest rate swap of $12 million was recorded within accumulated other comprehensive income on the Consolidated Statements of Financial Position and is being amortized into interest expense over the original term of the agreement. The remaining unamortized balance at December 31, 2019 is approximately $8 million.

The following tables summarize the activity in accumulated other comprehensive income, net of the related tax effects.

		Unrealized
		Gains on	Foreign
	Unrealized	Available	Currency
	Gains (Losses) on	-for-Sale	Translation
(In millions)	Derivatives	Securities	(Loss) Gain	Total
Balance as of December 31, 2017	$16	$2	$(12)	$5
Reclassification of unrealized gain/loss on equity securities	—	(2)	—	(2)
Reclassification of tax rate change	3	1	—	4
As revised, January 1, 2018	$19	$—	$(12)	$7
Other comprehensive income before reclassifications:
Pre-tax amount	4	—	(3)	1
Tax provision	1	—	—	1
After-tax amount	3	—	(3)	—
Amounts reclassified from accumulated Other Comprehensive Income (Loss)(1)	(3)	—	—	(3)
Net current period other comprehensive loss	1	—	(3)	(3)
Balance as of December 31, 2018	$20	$—	$(15)	$5
Other comprehensive income before reclassifications:
Pre-tax amount	(7)	—	10	3
Tax provision	5	—	—	5
After-tax amount	(2)	—	10	8
Amounts reclassified from accumulated Other Comprehensive Income (Loss)(1)	(4)	—	—	(4)
Net current period other comprehensive income	(6)	—	10	4
Balance as of December 31, 2019	$13	$—	$(5)	$9

___________________________________

(1)Amounts are net of tax. See reclassifications out of accumulated other comprehensive income below for further details.

Reclassifications out of accumulated other comprehensive income included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income
	As of December 31,
(In millions)	2019	2018	2017
Gains (losses) on derivatives:
Fuel swap contracts	$—	$3	$3
Interest rate swap contracts	5	1	(8)
Net losses on derivatives	5	4	(6)
Impact of income taxes	—	(1)	2
Total reclassifications for the period	$4	$3	$(4)

Note 16. Supplemental Cash Flow Information

Supplemental information relating to the Consolidated Statements of Cash Flows is presented in the following table:

	Year Ended December 31,
(In millions)	2019	2018	2017
Cash paid for or (received from):
Interest expense(1)	$82	$123	$134
Interest and dividend income	(3)	(2)	(1)
Income taxes, net of refunds	25	52	109

___________________________________

(1)For the year ended December 31, 2019, excludes $12 million received in connection with our terminated interest rate swap.

As of December 31, 2019, Cash and cash equivalents of $280 million and Restricted cash of $89 million as presented on the Consolidated Statements of Financial Position represent the amounts comprising Cash and cash equivalents and restricted cash of $368 million presented on the Consolidated Statements of Cash Flows. As of December 31, 2018, Cash and cash equivalents of $224 million and Restricted cash of $89 million as presented on the Consolidated Statements of Financial Position represent the amounts comprising Cash and cash equivalents and restricted cash of $313 million presented on the Consolidated Statements of Cash Flows. As of December 31, 2017, Cash and cash equivalents of $192 million and Restricted cash of $89 million as presented on the Consolidated Statements of Financial Position and cash related to discontinued operations of $282 million represent the amounts comprising Cash and cash equivalents and restricted cash of $563 million presented on the Consolidated Statements of Cash Flows.

We acquired $46 million, $36 million and $41 million of property and equipment through finance leases and other non-cash financing transactions in the years ended December 31, 2019, 2018 and 2017, respectively, which have been excluded from the Consolidated Statements of Cash Flows as non-cash investing and financing activities.

The proceeds from the Frontdoor debt issuances described in Note 12 were retained by the lender in satisfaction of the short-term credit facility and have been excluded from the Consolidated Statements of Cash Flows as non-cash financing activities.

The non-cash lease transactions resulting from our adoption of ASC 842 are described in Note 13.

Note 17. Capital Stock

We are authorized to issue 2,000,000,000 shares of common stock. As of December 31, 2019, there were 147,872,959 shares of common stock issued and 135,408,054 shares of common stock outstanding. We have no other classes of equity securities issued or outstanding.

Note 18. Stock-Based Compensation

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

On February 24, 2015, our board of directors approved and recommended for approval by our stockholders the Employee Stock Purchase Plan, which became effective for offering periods commencing July 1, 2015. The Employee Stock Purchase Plan is intended to qualify for the favorable tax treatment under the Code. Under the plan, eligible employees may purchase common stock, subject to Internal Revenue Service limits, during pre-specified offering periods at a discount established by us not to exceed ten percent of the then-current fair market value. On April 27, 2015, our stockholders approved the Employee Stock Purchase Plan with a maximum of one million shares of common stock authorized for sale under the plan. Under the Employee Stock Purchase Plan, we sold 14,429 shares in 2019, no shares in 2018, and 52,051 shares in 2017.

A maximum of 16,396,667 shares of our stock is authorized for issuance under the MSIP, the Omnibus Incentive Plan and the Employee Stock Purchase Plan, of which, as of December 31, 2019, 5,749,297 shares remain available for future grants. We currently intend to satisfy any need for our shares of common stock associated with the vesting of RSUs, exercise of options or purchase of shares issued under the Omnibus Incentive Plan, MSIP or Employee Stock Purchase Plan through new shares available for issuance or any shares repurchased, forfeited or surrendered from participants in the MSIP and the Omnibus Incentive Plan.

All option grants under the Omnibus Incentive Plan and the MSIP have been, and we expect that all future option grants will be, non-qualified options with a per-share exercise price no less than the fair market value of one share of our stock on the grant date.

Any stock options granted prior to 2019 generally have a term of 10 years and vesting will be subject to an employee’s continued employment. In February 2019, our board of directors approved an amended Employee Stock Option Agreement, whereby all options granted in 2019 and thereafter will generally vest in three equal annual installments (rather than four), have a term of eight years (rather than 10 years) and remain subject to an employee’s continued employment. The three year vesting period is the requisite service period over which compensation cost will be recognized on a straight-line basis for all grants. All options issued are accounted for as equity-classified awards. Our Compensation Committee may accelerate the vesting of an option at any time. In addition, vesting of options will be accelerated if we experience a change in control (as defined in the Omnibus Incentive Plan and the MSIP) unless options with substantially equivalent terms and economic value are substituted for existing options in place of accelerated vesting. Our stock option awards also have a “double-trigger provision” that provides for acceleration in the event of a change in control and subsequent termination of the employee from the acquiring company within 24 months of the change in control. For RSUs granted in July 2018 or thereafter, the Compensation Committee revised the RSU award agreements to include a double trigger provision relating to the acceleration of vesting RSUs on a change in control and subsequent termination of the employee from the acquiring company within 24 months of the change in control. Vesting of options and RSUs granted under the Omnibus Incentive Plan and the MSIP will also be accelerated, in whole or in part, in the event of an employee’s death or disability (as defined in the Omnibus Incentive Plan and the MSIP). Upon termination for cause (as defined in the Omnibus Incentive Plan and the MSIP), all options and RSUs held by an employee are immediately cancelled. Following a termination without cause, vested options will generally remain exercisable through the earlier of the expiration of their term or three months following termination of employment (one year in the case of death, disability or retirement at normal retirement age). Unless sooner terminated by our board of directors, the Omnibus Incentive Plan will remain in effect until June 26, 2024.

In 2019, 2018 and 2017, we completed various equity offerings to certain of our executives, officers and employees pursuant to the Omnibus Incentive Plan. The shares sold and options granted in connection with these equity offerings are subject to and governed by the terms of the Omnibus Incentive Plan. No other shares of common stock were sold by us in 2019, 2018 or 2017.

Stock Options

We granted our executives, officers and employees options to purchase 634,743; 502,004; and 747,761 shares of our common stock in 2019, 2018 and 2017, respectively, at a weighted-average exercise price of $40.04 per share for options issued in 2019, $55.18 per share for options issued in 2018, and $39.27 per share for options issued in 2017. These options are subject to and governed by the terms of the MSIP and Omnibus Incentive Plan. The per share purchase price and exercise price was based on the determination by our Compensation Committee of the fair market value of our common stock as of the purchase/grant dates. All options granted prior to 2019 generally will vest in four equal annual installments, while all options granted in 2019 generally will vest in three equal annual installments, subject to an employee’s continued employment. The three year and four year vesting periods are the requisite service period over which compensation cost will be recognized on a straight-line basis for all grants made in 2019 and prior to 2019, respectively. All options issued are accounted for as equity-classified awards.

The value of each option award was estimated on the grant date using the Black-Scholes option valuation model that incorporates the assumptions noted in the following table. For options granted in 2019, 2018 and 2017, the expected volatility was based on historical and implied volatilities of our publicly traded stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method as outlined by the SEC in Staff Accounting Bulletins No. 107 and 110 as we do not have sufficient historical exercises to provide a reasonable basis upon which to estimate expected life due to the limited period of time our equity shares have been publicly traded. The risk-free interest rates were based on U.S. Treasury securities with terms similar to the expected lives of the options as of the grant dates.

	Year Ended December 31,
Assumption	2019	2018	2017
Expected volatility	28.4%	25.9%	27.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	5.0	6.3	6.3
Risk-free interest rate	2.49%	2.63% - 2.94%	1.83% - 2.29%

The weighted-average grant-date fair value of the options granted during 2019, 2018 and 2017 was $11.91, $17.68 and $12.45 per option, respectively. During the year ended December 31, 2019, we applied a forfeiture assumption of 22.56 percent per annum in the recognition of the expense related to these options, with the exception of the options held by our CEO for which we applied a forfeiture rate of zero. The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017, was $10 million, $6 million and $60 million, respectively. The total fair value of stock options vested during the years ended December 31, 2019, 2018 and 2017, was $3 million, $3 million and $6 million, respectively.

A summary of option activity under the MSIP and Omnibus Incentive Plan as of December 31, 2019 and changes during the year then ended is presented below:

			Aggregate	Weighted Avg.
		Weighted Avg.	Intrinsic	Remaining
	Stock	Exercise	Value	Contractual
	Options	Price	(in millions)	Term (in years)
Total outstanding, December 31, 2018	1,342,843	$29.34	$10	8.01
Granted to employees	634,743	$40.04
Exercised	(407,337)	$23.82
Forfeited	(339,728)	$34.38
Expired	(1)	$26.81
Total outstanding, December 31, 2019	1,230,520	$35.30	$5	7.36
Total exercisable, December 31, 2019	261,788	$29.38	$2	7.17

RSUs

We granted our executives, officers and employees 516,775; 354,931; and 416,604; RSUs in 2019, 2018 and 2017, respectively, with weighted-average grant date fair values of $42.11 per unit for 2019, $52.40 per unit for 2018, and $40.51 per unit for 2017, which was equivalent to the then current fair value of our common stock at the grant date. All RSUs outstanding as of December 31, 2019, will vest in three equal annual installments, subject to an employee’s continued employment. Upon vesting, each RSU will be converted into one share of our common stock. The total fair value of RSUs vested during the years ended December 31, 2019, 2018 and 2017, was $8 million, $18 million and $7 million, respectively.

On January 1, 2019, in connection with an acquisition, we granted 136,092 RSUs to an executive key to our urban markets strategy. All such RSUs cliff vest on the third anniversary of their grant and are subject to the executive’s continued employment.

A summary of RSU activity under the Omnibus Incentive Plan as of December 31, 2019, and changes during the year then ended is presented below:

		Weighted Avg.
		Grant Date
	RSUs	Fair Value
Total outstanding, December 31, 2018	526,744	$35.75
Granted to employees	516,775	$42.11
Vested	(227,616)	$33.45
Forfeited	(122,977)	$41.02
Total outstanding, December 31, 2019	692,926	$40.11

Performance Shares

We granted our executives 107,149 performance shares in 2019 with a weighted–average grant date fair value of $40.04 per share and 120,778 performance shares in 2017 with a weighted-average grant date fair value of $38.98 per share, which were equivalent to the then current fair value of our common stock at the grant date. The 2019 performance shares vest at the end of a three year period based on the achievement of a cumulative adjusted EPS target established at the grant date and subject to an executive’s continued employment. As the performance shares contain a performance condition, stock-based compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the number of awards expected to vest. No performance shares were granted in 2018 due the complexities in determining longer-term financial goals given the spin-off and financial separation of the American Home Shield business. Effective July 23, 2018, the performance shares granted in 2017, were cancelled by the Compensation Committee to the board of directors due to the complexities of adjusting such awards as a consequence of the spin-off of the American Home Shield business and because the awards were tracking below payout threshold at the time of cancellation.

In 2019 we granted 87,920 of performance shares to Nomor executives in connection with the acquisition. The grant had a grant date fair value of $56.87 per share, which represented the then current fair value of our common stock at the grant date. These performance shares are scheduled to vest on December 31, 2022, based on the achievement of three year cumulative Adjusted EPS and revenue targets established at the grant date and subject to an executive’s continued employment. As the performance shares contain a performance condition, stock-based compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the number of awards expected to vest.

Additionally, in 2019, we granted 8,912 of performance shares to an executive in connection with a strategic acquisition. The grant had a grant date fair value of $56.11 per share, which represented the then current fair value of our common stock at the grant date. These performance shares are scheduled to vest on December 31, 2023, based on the achievement of four year cumulative Adjusted EPS and revenue targets established at the grant date and subject to an executive’s continued employment. As the performance shares contain a performance condition, stock-based compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the number of awards expected to vest.

A summary of performance share activity under the Omnibus Incentive Plan as of December 31, 2019, and changes during the year then ended is presented below:

		Weighted Avg.
	Performance	Grant Date
	Shares	Fair Value
Total outstanding, December 31, 2018	—	$—
Granted to executives	203,981	$49.46
Forfeited	(16,235)	$40.04
Total outstanding, December 31, 2019	187,746	$50.13

Stock-based compensation expense

During the years ended December 31, 2019, 2018 and 2017, we recognized stock-based compensation expense of $15 million ($11 million, net of tax), $14 million ($11 million, net of tax) and $10 million ($6 million, net of tax), respectively. These charges are recorded within Selling and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) and, in the year ended December 31, 2018, included $3 million of stock-based compensation expense related to retention awards granted to employees instrumental to the spin-off. For the years ended December 31, 2019, 2018 and 2017, stock-based compensation expense recognized related to employees of Frontdoor is included within Gain on discontinued operations, net of income taxes on the Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, during the year ended December 31, 2017 we recognized $5 million of stock-based compensation expense due to the modification of non-vested stock options and RSUs as part of the severance agreements with the former CEO, which has been included in Restructuring and other charges in the Consolidated Statements of Operations and Comprehensive Income (Loss).

As of December 31, 2019, there was $37 million of total unrecognized compensation costs related to non-vested stock options and RSUs granted under the MSIP and Omnibus Incentive Plan. These remaining costs are expected to be recognized over a weighted-average period of 2.34 years.

Note 19. Fair Value Measurements

The period-end carrying amounts of cash and cash equivalents, receivables, restricted cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term debt securities also approximate fair value, with unrealized gains and losses reported net of tax as a component of accumulated other comprehensive income on the Consolidated Statements of Financial Position, or, for certain unrealized losses, reported in interest and net investment income in the Consolidated Statements of Operations and Comprehensive Income (Loss) if the decline in value is other than temporary. The carrying amount of total debt was $1,738 million and $1,776 million and the estimated fair value was $1,842 million and $1,791 million as of December 31, 2019 and December 31, 2018, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of December 31, 2019 and 2018.

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

We have not changed our valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the years ended December 31, 2019 and 2018.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2019:
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$13	$13	$—	$—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	1	—	—	1
Interest rate swap contracts	Other assets	5	—	5	—
Total financial assets		$19	$13	$5	$1
Financial Liabilities:
Interest rate swap contracts	Accrued liabilities—Other and Other long-term obligations	1	—	1	—
Total financial liabilities		$1	$—	$1	$—
As of December 31, 2018:
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$13	$13	$—	$—
Investment in frontdoor, inc.		445	—	445	—
Investments in marketable securities	Long-term marketable securities	8	8	—	—
Interest rate swap contracts	Other assets	30	—	30	—
Total financial assets		$496	$21	$475	$—
Financial Liabilities:
Fuel swap contracts	Accrued liabilities—Other	$4	$—	$—	$4
Total financial liabilities		$4	$—	$—	$4

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

	Fuel Swap
	Contract Assets
(In millions)	(Liabilities)	Location of Loss included in Earnings
Balance as of December 31, 2017	$3
Total (losses) gains (realized and unrealized)
Included in earnings	3	Cost of services rendered and products sold
Included in other comprehensive income	(7)
Settlements	(3)
Balance as of December 31, 2018	(4)
Total gains (losses) (realized and unrealized)
Included in earnings	—	Cost of services rendered and products sold
Included in other comprehensive income	5
Settlements	—
Balance as of December 31, 2019	$1

The following tables present information relating to the significant unobservable inputs of our Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of December 31, 2019:
Fuel swap contracts	$1	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.37 - $2.80	$2.61

As of December 31, 2018:
Fuel swap contracts	$(4)	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.09 - $2.43	$2.26

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

As of December 31, 2019, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $31 million, maturing through 2021. Under the terms of our fuel swap contracts, we are required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of December 31, 2019, we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were issued under the Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. See Note 15 to the consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in accumulated other comprehensive income and for the amounts reclassified out of accumulated other comprehensive income and into earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a gain of $2 million, net of tax, as of December 31, 2019. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

Note 20. Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options, RSUs and performance shares are reflected in diluted net income (loss) per share by applying the treasury stock method.

A reconciliation of the amounts included in the computation of basic earnings (loss) per share from continuing operations and diluted earnings (loss) per share from continuing operations is as follows:

	Year Ended December 31,
(In millions, except per share data)	2019	2018	2017
Income (Loss) from Continuing Operations	$129	$(163)	$341
Weighted-average common shares outstanding	135.8	135.5	134.4
Effect of dilutive securities:
RSUs	0.1	—	0.1
Stock options(1)	0.3	—	0.9
Weighted-average common shares outstanding - assuming dilution	136.2	135.5	135.4
Basic earnings (loss) per share from continuing operations	$0.95	$(1.20)	$2.54
Diluted earnings (loss) per share from continuing operations	$0.95	$(1.20)	$2.52

___________________________________

(1)Options to purchase 0.5 million and 0.9 million shares for the years ended December 31, 2019 and 2017, respectively, were not included in the diluted earnings per share calculation because their effect would have been antidilutive.

Securities are not included in the table in periods when antidilutive. For the year ended December 31, 2018, weighted average potentially dilutive shares from RSUs of 0.2 million and weighted average potentially dilutive shares from stock options of 0.4 million with a weighted average exercise price of $29.34 were excluded from the dilutive earnings (loss) per share calculation due to the antidilutive effect such shares would have had on net loss per common share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ServiceMaster Global Holdings, Inc.
Memphis, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ServiceMaster Global Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 28, 2020, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Nomor AB, which was acquired on September 6, 2019, and whose financial statements constitute five percent of total assets, one percent of revenues, and one percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at Nomor AB.

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

February 28, 2020

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

	2019
	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Operating Revenue	$482	$560	$528	$507	$2,077
Gross Profit	221	257	223	198	899
Income (loss) from Continuing Operations(1)	70	59	26	(25)	129
(Loss) from Discontinued Operations, net of income taxes	—	—	—	—	(1)
Net Income (Loss) (1)	70	59	25	(26)	128
Basic earnings per share:
Income (loss) from Continuing Operations	0.51	0.44	0.19	(0.19)	0.95
(Loss) from Discontinued Operations, net of income taxes	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)
Net Income (Loss)	0.51	0.43	0.19	(0.19)	0.94
Diluted earnings per share:
Income (loss) from Continuing Operations	0.51	0.43	0.19	(0.19)	0.95
(Loss) from Discontinued Operations, net of income taxes	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)
Net Income (Loss)	0.51	0.43	0.19	(0.19)	0.94

	2018
	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Operating Revenue	$428	$520	$496	$457	$1,900
Gross Profit	201	248	218	192	860
Income (loss) from Continuing Operations(1)	17	40	18	(237)	(163)
Gain (loss) from Discontinued Operations, net of income taxes	23	56	53	(11)	122
Net Income (Loss)(1)	40	96	71	(248)	(41)
Basic (loss) earnings per share:
Income (loss) from Continuing Operations	0.12	0.29	0.13	(1.75)	(1.20)
Gain (loss) from Discontinued Operations, net of income taxes	0.17	0.42	0.39	(0.08)	0.90
Net Income (Loss)	0.30	0.71	0.52	(1.83)	(0.30)
Diluted (loss) earnings per share:
Income (loss) from Continuing Operations	0.12	0.29	0.13	(1.75)	(1.20)
Gain (loss) from Discontinued Operations, net of income taxes	0.17	0.42	0.39	(0.08)	0.90
Net Income (Loss)	0.30	0.71	0.52	(1.83)	(0.30)

___________________________________

(1)The results for the first quarter of 2019 include a realized gain of $40 million related to our investment in Frontdoor. The results for the fourth quarter of 2019 include a loss on extinguishment of debt of $8 million (see Note 12 to the consolidated financial statements for more information).

The results for the third quarter of 2018 include losses on extinguishment of debt of $10 million (see Note 12 to the consolidated financial statements for more information). The results for the fourth quarter of 2018 include a $249 million mark-to-market loss on our retained investment in Frontdoor.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s interim CEO, Naren Gursahaney, and Senior Vice President and CFO, Anthony D. DiLucente, have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Gursahaney and DiLucente have concluded that both the design and operation of the Company’s disclosure controls and procedures were effective as of December 31, 2019.

Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the fourth quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed, under the supervision and with the participation of the Company’s interim CEO, Naren Gursahaney, and Senior Vice President and CFO, Anthony D. DiLucente, the effectiveness of its internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, other than as explained below, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

On September 6, 2019, we acquired Nomor. As permitted by Securities and Exchange Commission rules, we elected to exclude Nomor from our assessment of internal control over financial reporting as of December 31, 2019. Nomor represents five percent of our total assets as of December 31, 2019, and one percent of our revenues and one percent of our net income for the year ended December 31, 2019. Our integration of Nomor’s systems and processes could cause changes to our internal controls over financial reporting in future periods.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 and has expressed an unqualified opinion in their report which is included herein.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

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

3. Financial Statements Schedules

The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8 of this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts	99

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description

3.1

Second Amended and Restated Certificate of Incorporation of ServiceMaster Global Holdings, Inc., is incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed July 1, 2014.

3.2

Third Amended and Restated By-Laws of ServiceMaster Global Holdings, Inc., is incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed October 28, 2016.

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

4.10

Indenture, dated as of November 8, 2016, among The ServiceMaster Company, LLC, the Subsidiary Guarantors named therein and Wilmington Trust, National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed November 10, 2016.

4.11

First Supplemental Indenture, dated as of November 8, 2016, among The ServiceMaster Company, LLC, the Subsidiary Guarantors named therein and Wilmington Trust, National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed November 10, 2016.

4.12		Form of 5.125% Senior Note maturing in 2024 is, included in and, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed November 10, 2016.

4.13		Form of Common Stock Certificate is incorporated by reference to Exhibit 4.18 to the Company’s Registration Statement on Form S-1, filed June 19, 2014.

4.14*		Description of Capital Stock.

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

10.5

Fourth Amendment, dated as of November 5, 2019, to the Credit Agreement, dated as of July 1, 2014, among The ServiceMaster Company, LLC, JPMorgan Chase Bank N.A., as administrative agent, the lenders and other financial institutions party thereto and certain Subsidiaries named therein is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 12, 2019.

10.6

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

10.7

Credit Agreement, dated as of March 12, 2019, among The ServiceMaster Company, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the several banks and other financial institutions from time to time party thereto is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc. filed on March 18, 2019.

10.8	#

Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan, as amended as of October 25, 2012 (the “MSIP”), is incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of The ServiceMaster Company, filed October 26, 2012.

10.9	#

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

10.11

Schedule of Signatories to a Director Indemnification Agreement is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 6, 2019.

10.12	#

ServiceMaster Deferred Compensation Plan, amended and restated as of October 28, 2016, is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed October 28, 2016.

10.13

ServiceMaster Global Holdings, Inc. Directors’ Deferred Compensation Plan as awarded and restated October 24, 2017, is incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 1, 2017.

10.14	#	Amended and Restated ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Plan”) is incorporated by reference to Annex B to the 2015 Proxy Statement.

10.15	#

Form of Employee Stock Option Agreement under the Omnibus Plan for awards granted between July 1, 2014 and February 23, 2015 is incorporated by reference to Exhibit 10.77 to the Registration Statement on Form S-1 of ServiceMaster Global Holdings, Inc., filed June 16, 2014.

10.16	#

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

10.18	#

Form of Employee Stock Option Agreement under the ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan for awards granted between July 23, 2018 and February 17, 2019 is incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed August 1, 2018.

10.19	#

Form Employee Stock Option Agreement under the Omnibus Plan for awards granted on or after February 18, 2019 is incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 1, 2019.

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

Form of Employee Restricted Stock Unit Agreement under the Omnibus Plan for awards granted between July 23, 2018 and February 17, 2019 is incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed August 1, 2018.

10.23	#

Form of Employee Performance Stock Unit Agreement under the Omnibus Plan for awards granted on or after February 18, 2019 is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed May 8, 2019.

10.24	#

Form of Director Restricted Stock Agreement under the Omnibus Plan is incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed May 5, 2016.

10.25

Form of Director Deferred Share Equivalent Agreement under the Omnibus Plan is incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed May 2, 2018.

10.26	#

Employment Offer Letter dated December 14, 2016, between the Company and Anthony DiLucente related to his appointment as incoming Chief Financial Officer of the Company, is incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed February 24, 2017.

10.27	#

Employment Agreement, dated as of July 26, 2017, by and between Nikhil M. Varty and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 1, 2017.

10.28	#

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

10.32	#

Stockholder and Registration Rights Agreement, dated as of September 28, 2018, by and between ServiceMaster Global Holdings, Inc. and frontdoor, inc. is incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of ServiceMaster Global Holdings, Inc., filed October 1, 2018.

10.33	#

ServiceMaster Global Holdings, Inc. Employee Stock Purchase Plan as amended and restated as of February 19, 2019 is incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 1, 2019.

10.34	#

Separation Agreement and General Release entered into with Mary Kay Wegner, dated May 16, 2019, incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 of ServiceMaster Global Holdings, Inc., filed August 6, 2019.

10.35	#*	Separation Agreement and General Release entered into with Matthew J. Stevenson, dated November 18, 2019.

10.36	#

Letter Agreement, dated as of January 17, 2020, by and between Nikhil M. Varty and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2020.

21	*	List of Subsidiaries as of December 31, 2019.

23	*	Consent of Deloitte & Touche LLP.

31.1	*	Certification of Interim Chief Executive Officer of ServiceMaster Global Holdings, Inc. Pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer of ServiceMaster Global Holdings, Inc. Pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*

Certification of Interim Chief Executive Officer of ServiceMaster Global Holdings, Inc. Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*

Certification of Chief Financial Officer of ServiceMaster Global Holdings, Inc. Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Extension Presentation Linkbase

104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

________________________________________________________

#Denotes management compensatory plans, contracts or arrangements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, ServiceMaster Global Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERVICEMASTER GLOBAL HOLDINGS, INC.

Date: February 28, 2020	By:	/s/ Naren K. Gursahaney
		Name:	Naren K. Gursahaney
		Title:	Interim Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Date: February 28, 2020	By:	/s/ Naren K. Gursahaney
		Name:	Naren K. Gursahaney
		Title:	Interim Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: February 28, 2020	By:	/s/ Anthony D. DiLucente
		Name:	Anthony D. DiLucente
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 28, 2020	By:	/s/ John P. Mullen
		Name:	John P. Mullen
		Title:	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: February 28, 2020	By:	/s/ Deborah H. Caplan
		Name:	Deborah H. Caplan
		Title:	Director

Date: February 28, 2020	By:	/s/ John B. Corness
		Name:	John B. Corness
		Title:	Director

Date: February 28, 2020	By:	/s/ Laurie Ann Goldman
		Name:	Laurie Ann Goldman
		Title:	Director

Date: February 28, 2020	By:	/s/ Steven B. Hochhauser
		Name:	Steven B. Hochhauser
		Title:	Director

Date: February 28, 2020	By:	/s/ Stephen J. Sedita
		Name:	Stephen J. Sedita
		Title:	Director

Date: February 28, 2020	By:	/s/ Mark E. Tomkins
		Name:	Mark E. Tomkins
		Title:	Director and Lead Independent Director

SCHEDULE II
SERVICEMASTER GLOBAL HOLDINGS, INC.
Valuation and Qualifying Accounts

(In millions)

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(1)	Period
As of and for the year ending December 31, 2019:
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$20	$28	$24	$24
Notes receivable	1	—	—	1
Income tax valuation allowance	11	1	—	12
As of and for the year ending December 31, 2018:
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$21	$24	$24	$20
Notes receivable	1	(1)	—	1
Income tax valuation allowance	11	—	—	11
As of and for the year ending December 31, 2017:
Continuing Operations—
Allowance for doubtful accounts
Accounts receivable	$19	$31	$30	$21
Notes receivable	2	—	—	1
Income tax valuation allowance	7	4	—	11

___________________________________

(1)Deductions in the allowance for doubtful accounts for accounts receivable reflect write-offs of uncollectible accounts.