Form 10-Q
period 2020-03-31
SERVICEMASTER GLOBAL HOLDINGS INC
filed 2020-05-08
CIK 1428875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares of the registrant’s common stock outstanding as of May 1, 2020: 131,934,902 shares of common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$456	$419
Cost of services rendered and products sold	279	236
Selling and administrative expenses	140	123
Amortization expense	9	5
Acquisition-related costs	1	1
Fumigation related matters	—	1
Restructuring and other charges	4	6
Realized (gain) on investment in frontdoor, inc.	—	(40)
Interest expense	23	27
Interest and net investment income	—	(1)
Loss on extinguishment of debt	—	6
(Loss) Income from Continuing Operations before Income Taxes	(1)	56
(Benefit) provision for income taxes	(2)	3
Income from Continuing Operations	1	53
Net earnings from discontinued operations	13	16
Net Income	$14	$70
Total Comprehensive (Loss) Income	$(36)	$68
Weighted-average common shares outstanding - Basic	134.9	135.8
Weighted-average common shares outstanding - Diluted	135.1	136.2
Basic Earnings Per Share:
Income from Continuing Operations	$0.01	$0.39
Net earnings from discontinued operations	0.09	0.12
Net Income	0.10	0.51
Diluted Earnings Per Share:
Income from Continuing Operations	$0.01	$0.39
Net earnings from discontinued operations	0.09	0.12
Net Income	0.10	0.51

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of	As of
	March 31,	December 31,
	2020	2019
Assets:
Current Assets:
Cash and cash equivalents	$185	$280
Receivables, less allowances of $19 and $21, respectively	177	178
Inventories	41	46
Prepaid expenses and other assets	89	81
Current assets held for sale	883	45
Total Current Assets	1,376	629
Other Assets:
Property and equipment, net	192	205
Operating lease right-of-use assets	91	95
Goodwill	2,095	2,096
Intangible assets, primarily trade names, service marks and trademarks, net	1,149	1,169
Restricted cash	89	89
Notes receivable	30	32
Long-term marketable securities	12	13
Deferred customer acquisition costs	86	94
Other assets	81	72
Long-term assets held for sale	—	829
Total Assets	$5,201	$5,322
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$92	$96
Accrued liabilities:
Payroll and related expenses	50	54
Self-insured claims and related expenses	84	72
Accrued interest payable	22	16
Other	95	82
Deferred revenue	108	107
Current portion of lease liability	19	19
Current portion of long-term debt	100	70
Current liabilities held for sale	48	40
Total Current Liabilities	617	557
Long-Term Debt	1,622	1,667
Other Long-Term Liabilities:
Deferred taxes	486	499
Other long-term obligations, primarily self-insured claims	180	158
Long-term lease liability	107	110
Long-term liabilities held for sale	—	9
Total Other Long-Term Liabilities	772	776
Commitments and Contingencies (Note 6)
Stockholders' Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 148,135,587 shares issued and 131,923,361 outstanding at March 31, 2020 and 147,872,959 shares issued and 135,408,054 outstanding at December 31, 2019)	2	2
Additional paid-in capital	2,341	2,334
Retained Earnings	305	291
Accumulated other comprehensive (loss) income	(41)	9
Less common stock held in treasury, at cost (16,212,226 shares at March 31, 2020 and 12,464,905 shares at December 31, 2019)	(417)	(313)
Total Stockholders' Equity	2,190	2,322
Total Liabilities and Stockholders' Equity	$5,201	$5,322

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions)

				Retained	Accumulated
			Additional	Earnings	Other
		Common	Paid-in	(Accumulated	Comprehensive	Treasury		Total
	Shares	Stock	Capital	Deficit)	(Loss) Income	Shares	Amount	Equity
Balance December 31, 2018	147	$2	$2,309	$156	$5	(12)	$(267)	$2,204
Net income	—	—	—	70	—	—	—	70
Other comprehensive loss, net of tax	—	—	—	—	(2)	—	—	(2)
Total comprehensive income (loss)	—	—	—	70	(2)	—	—	68
Exercise of stock options	—	—	5	—	—	—	—	5
Stock-based employee compensation	—	—	4	—	—	—	—	4
Repurchase of common stock	—	—	—	—	—	—	(2)	(2)
Balance March 31, 2019	148	$2	$2,318	$226	$3	(12)	$(269)	$2,280

Balance December 31, 2019	148	$2	$2,334	$291	$9	(12)	$(313)	$2,322
Net income	—	—	—	14	—	—	—	14
Other comprehensive loss, net of tax	—	—	—	—	(50)	—	—	(50)
Total comprehensive income (loss)	—	—	—	14	(50)	—	—	(36)
Exercise of stock options	—	—	2	—	—	—	—	2
Stock-based employee compensation	—	—	5	—	—	—	—	5
Repurchase of common stock	—	—	—	—	—	(4)	(103)	(103)
Balance March 31, 2020	148	$2	$2,341	$305	$(41)	(16)	$(417)	$2,190

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2020	2019
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	$368	$313
Cash Flows from Operating Activities from Continuing Operations:
Net Income	14	70
Adjustments to reconcile net income to net cash provided from operating activities:
Net earnings from discontinued operations	(13)	(16)
Depreciation expense	19	18
Amortization expense	9	5
Amortization of debt issuance costs	1	1
Amortization of lease right-of-use assets	5	5
Fumigation related matters	—	1
Payments on fumigation related matters	—	(1)
Realized (gain) on investment in frontdoor, inc.	—	(40)
Loss on extinguishment of debt	—	6
Deferred income tax provision	1	3
Stock-based compensation expense	4	4
Gain on sale of marketable securities	—	(1)
Restructuring and other charges	4	6
Payments for restructuring and other charges	(1)	(5)
Acquisition-related costs	1	1
Payments for acquisition-related costs	(3)	(1)
Other	3	13
Change in working capital, net of acquisitions:
Receivables	(1)	9
Inventories and other current assets	5	(1)
Accounts payable	2	4
Deferred revenue	2	5
Accrued liabilities	(3)	(21)
Accrued interest payable	6	6
Current income taxes	—	4
Net Cash Provided from Operating Activities from Continuing Operations	55	73
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(9)	(9)
Business acquisitions, net of cash acquired	(26)	(100)
Origination of notes receivable	(7)	(24)
Collections on notes receivable	11	40
Net Cash Used for Investing Activities from Continuing Operations	(31)	(93)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	600
Payments of debt	(25)	(572)
Repurchase of common stock	(103)	(2)
Issuance of common stock	3	5
Net Cash (Used For) Provided from Financing Activities from Continuing Operations	(126)	31
Cash Flows from Discontinued Operations:
Cash provided from operating activities	11	16
Cash provided from investing activities	—	3
Cash used for financing activities	—	—
Net Cash Provided from Discontinued Operations	10	19
Effect of Exchange Rate Changes on Cash	(2)	—
Cash (Decrease) Increase During the Period	(94)	31
Cash and Cash Equivalents and Restricted Cash at End of Period	$274	$344

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

SERVICEMASTER GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

ServiceMaster Global Holdings, Inc. and its majority-owned subsidiary partnerships, limited liability companies and corporations (collectively, “ServiceMaster,” the “Company,” “we,” “us” and “our”) is a leading provider of essential services to residential and commercial customers in the termite and pest control markets. Our mission is to create cleaner, healthier, safer environments for our customers wherever they are – at home, at work or at play. Our portfolio of well‑recognized brands includes Terminix (residential termite and pest control), Terminix Commercial (commercial termite and pest control), Copesan (commercial national accounts pest management), Assured Environments (commercial pest control), Gregory Pest Solutions (commercial pest control), McCloud Services (commercial pest control) and Nomor (European pest control). All consolidated Company subsidiaries are wholly-owned. Intercompany transactions and balances have been eliminated.

The unaudited condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). We recommend that the quarterly unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC (the “2019 Form 10-K”). The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results that might be achieved for any other interim period or for the full year.

Exploration of Strategic Alternatives for ServiceMaster Brands

On January 21, 2020, we announced we are exploring strategic alternatives related to ServiceMaster Brands, including the potential sale of the business. The divestiture group includes the assets and liabilities of the ServiceMaster Brands businesses, which is comprised of the Amerispec, Furniture Medic, Merry Maids, ServiceMaster Clean and ServiceMaster Restore brands, ServiceMaster Acceptance Corporation, our financing subsidiary which was historically reported as part of European Pest Control and Other, and the ServiceMaster trade name (the “ServiceMaster Brands Divestiture Group”). These operations were reported in our Annual Report on Form 10-K as part of continuing operations. Beginning with this quarterly report on Form 10-Q for the period ended March 31, 2020, the ServiceMaster Brands business is classified as held for sale and reported in discontinued operations for all periods presented.

Recent Events

During the three months ended March 31, 2020, the effects of COVID-19 and related actions to attempt to control its spread negatively impacted our business, primarily in the last few weeks of March. On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic, and governments around the world have mandated, and continue to introduce, orders to slow the transmission of the virus. States in the United States, including Tennessee, where we are headquartered, have declared states of emergency, and countries around the world, including the United States, have taken steps to restrict travel, instituted work from home policies, enacted temporary closures of businesses, issued quarantine orders and taken other restrictive measures in response to the COVID-19 pandemic. Uncertainty with respect to the economic effects of the pandemic and the restrictive policies to mitigate its spread have introduced significant volatility in the financial markets.

Within the United States, our residential and commercial pest control and cleaning and restore businesses have been designated essential businesses by the U.S. Department of Homeland Security, which allows us to continue to serve our customers while constantly ensuring the health and safety of our employees and our customers. We have also continued serving our customers in all of the international markets in which we operate.

Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our 2019 Form 10-K. There have been no material changes to the significant accounting policies for the three months ended March 31, 2020, other than those described below.

Adoption of New Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions and reasonable and supportable forecasts. This ASU also requires enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as the credit quality. We adopted this ASU on January 1, 2020, and it did not have a material impact on our financial condition or the results of our operations.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement.” Under ASU 2018-13, entities are required to disclose the amount of total gains or losses for the period recognized in other comprehensive income that is attributable to fair value changes in assets and liabilities held as of the balance sheet date and categorized within Level 3 of the fair value hierarchy. Additionally, the ASU requires the disclosure the range and weighted average used to develop significant unobservable inputs and how the weighted average was calculated for fair value measurements categorized within Level 3 of the fair value hierarchy. We adopted this ASU on January 1, 2020, and it had no impact to our disclosures. See Note 17 for further discussion of our Level 3 investments.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements.” This ASU does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2020. We adopted the updates applicable immediately in the first quarter of 2020, and it did not have a material impact on our financial condition or the results of our operations. We are currently evaluating the impact the remaining aspects of this ASU will have on our financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting in response to the risk of cessation of the London Interbank Offered Rate (LIBOR). This amendment provides for optional expedients and exceptions for applying generally accepted accounting principles to contracts and hedging relationships that are affected by LIBOR and other reference rates. The ASU generally allows for a hedge accounting to continue if the hedge was highly effective or met other standards prior to reference rate reform. Entities are permitted to apply the amendments to all contracts, cash flow and net investment hedge relationships that exist as of March 12, 2020. The relief provided in this ASU is only available for a limited time, generally through December 31, 2022. Our debt agreement and interest rate swap that utilize LIBOR have not yet discontinued the use of LIBOR and, therefore, this ASU is not yet effective for us. To the extent our debt and interest rate swap arrangements change to another accepted rate, we will utilize the relief in this ASU to continue hedge accounting as we expect the remaining critical terms of our hedging relationship will still match.

Accounting Standards Issued But Not Yet Effective

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

Note 3. Revenues

The following table presents our reportable segment revenues from continuing operations, disaggregated by revenue source. We disaggregate revenue from contracts with customers into major product lines. We have determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. As noted in the business segment reporting information in Note 16, our reportable segment is Terminix. Revenue related to fumigation completion services and the related renewals (the “Fumigation Services”) is shown in Fumigation below and prior period amounts related to the Fumigation Services have been reclassified from Termite and Home Services to Fumigation to conform to the current period presentation. Additionally, prior period revenue for Residential Pest Control and Commercial Pest Control has been reclassified to conform to the current period presentation.

			European Pest Control
	Terminix		and Other		Total
	Three months ended		Three months ended		Three months ended
	March 31,		March 31,		March 31,
(In millions)	2020	2019	2020	2019	2020	2019
Major service line
Residential Pest Control	$159	$154	$—	$—	$159	$154
Commercial Pest Control	107	94	—	—	107	94
Termite and Home Services	148	146	—	—	148	146
Sales of Products and Other	18	16	—	—	18	16
Fumigation	7	10	—	—	7	10
European Pest Control	—	—	18	—	18	—
Total	$438	$419	$18	$—	$456	$419

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contracts with customers are generally for a period of one year or less and are generally renewable. We record a receivable related to revenue recognized on services once we have an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivables are recorded within Receivables, less allowances, on the Condensed Consolidated Statements of Financial Position. The current portion of Notes receivable, which represents amounts financed for Terminix customers, are included within Receivables, less allowances, on the condensed consolidated statement of financial position and totaled $32 million and $38 million as of March 31, 2020 and December 31, 2019, respectively.

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. For Terminix, amounts are recognized as revenue upon completion of services. Terminix had deferred revenue of $93 million and $92 million as of March 31, 2020 and December 31, 2019, respectively.

Changes in deferred revenue for the three months ended March 31, 2020 and 2019 were as follows:

(In millions)	Deferred revenue
Balance, December 31, 2019	$92
Deferral of revenue	31
Recognition of deferred revenue	(31)
Balance, March 31, 2020	$93

Balance, December 31, 2018	$91
Deferral of revenue	38
Recognition of deferred revenue	(33)
Balance, March 31, 2019	$96

Approximately $15 million of deferred revenue is recognized in the Condensed Consolidated Statements of Financial Position in European Pest Control and Other as of March 31, 2020 and December 31, 2019, primarily related to our acquisition of Nomor. This amount is being evaluated and is subject to change as we finalize our purchase accounting. See Note 14 for further discussion.

There was approximately $24 million of revenue recognized in the three months ended March 31, 2020, that was included in the deferred revenue balance as of December 31, 2019. There was approximately $25 million of revenue recognized in the three months ended March 31, 2019, that was included in the deferred revenue balance as of December 31, 2018.

Note 4. Restructuring and Other Charges

Restructuring Charges

We incurred restructuring charges of $4 million ($3 million, net of tax) and $6 million ($4 million, net of tax) in the three months ended March 31, 2020 and 2019, respectively. Restructuring charges were comprised of the following:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Terminix(1)	$1	$2
European Pest Control and Other(2)	3	4
Total restructuring charges	$4	$6

___________________________________

(1)For the three months ended March 31, 2020 and 2019, these charges included $1 million and $2 million, respectively, of severance and other costs. Of this amount, $1 million was unpaid and accrued as of March 31, 2020.

(2)We have historically made changes on an ongoing basis to enhance capabilities and reduce costs in our corporate functions that provide company-wide administrative services to support operations. For the three months ended March 31, 2020 and 2019, these charges included $2 million and $1 million, respectively, of severance and other costs, including accelerated depreciation on systems we are replacing with the implementation of our new customer experience platform, and $1 million and $3 million, respectively, of other costs to enhance capabilities and align corporate functions with those required to support our strategic needs as a pure play pest control company after the potential sale of the ServiceMaster Brands business and after the American Home Shield spin-off, respectively. Of this amount, $3 million was unpaid and accrued as of March 31, 2020.

The pretax charges discussed above are reported in Restructuring and other charges in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities—Other on the unaudited Condensed Consolidated Statements of Financial Position, is presented as follows:

Accrued
Restructuring
(In millions)	Charges
Balance as of December 31, 2019	$1
Costs incurred	4
Costs paid or otherwise settled	(1)
Balance as of March 31, 2020	$4

Balance as of December 31, 2018	$7
Costs incurred	6
Costs paid or otherwise settled	(7)
Balance as of March 31, 2019	$6

We expect substantially all of our accrued restructuring charges to be paid by December 31, 2020.

Note 5. Discontinued Operations

In January 2020, we announced that our board of directors committed to explore strategic alternatives related to our ServiceMaster Brands segment in order to focus on our core pest control and termite business. We intend to complete our review of strategic alternatives and consummate a transaction, which may include the sale of the business, during the current year.

The ServiceMaster Brands Divestiture Group is classified as held for sale on the Condensed Consolidated Statements of Financial Position and as discontinued operations on the Condensed Consolidated Statements of Operations and Comprehensive Income and Condensed Consolidated Statements of Cash Flows for all periods presented. The net of assets and liabilities held for sale related to discontinued operations are required to be recorded at the lower of carrying value or fair value less costs to sell.

The following table summarizes the comparative financial results of discontinued operations which are presented as Net earnings from discontinued operations on the Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended March 31,
(In millions)	2020	2019
Revenue	$65	$63
Cost of services rendered and products sold	29	25
Selling and administrative expenses	13	13
Amortization expense	1	1
Restructuring and other charges(1)	4	1
Income before income taxes	17	22
Provision for income taxes	5	6
Net earnings from discontinued operations	$13	$16

___________________________________

(1)Includes $4 million of professional fees and other costs incurred in connection with the strategic evaluation.

The total assets and liabilities held for sale related to discontinued operations are stated separately in the Condensed Consolidated Statements of Financial Position and comprised the following items:

	As of	As of
(In millions)	March 31, 2020	December 31, 2019
Assets:
Current Assets:
Receivables, less allowances of $3 and $3, respectively	$43	$40
Inventories	2	2
Prepaid expenses and other assets	4	3
Total Current Assets	49	45
Other Assets:
Property and equipment, net	8	8
Operating lease right-of-use assets	2	2
Goodwill	178	183
Intangible assets, primarily trade names, service marks and trademarks, net	626	622
Notes receivable	12	13
Deferred customer acquisition costs	1	1
Other assets	1	1
Total Assets	$877	$875
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$8	$8
Accrued liabilities:
Payroll and related expenses	2	5
Other	24	23
Deferred revenue	3	4
Current portion of lease liability	1	1
Total Current Liabilities	38	40
Other Long-Term Liabilities:
Deferred taxes	2	1
Other long-term obligations, primarily self-insured claims	6	6
Long-term lease liability	2	2
Total Liabilities	$48	$50

All assets and liabilities held for sale were classified as Current assets held for sale and Current liabilities held for sale as of March 31, 2020 in the Condensed Consolidated Statements of Financial Position as it is probable the sale will occur within one year.

The following selected financial information of ServiceMaster Brands is included in the Condensed Consolidated Statements of Cash Flows as cash flows from discontinued operations:

	Three Months Ended March 31,
(In millions)	2020	2019
Depreciation	$—	$1
Amortization	1	1
Capital expenditures	(1)	(1)

In addition, during the three months ended March 31, 2020, the Company began marketing its corporate aircraft for sale and reclassified its book value of $6 million to Current assets held for sale on the Condensed Consolidated Statements of Financial Position.

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

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2019	$111
Provision for self-insured claims	13
Cash payments	(8)
Balance as of March 31, 2020	$116

Balance as of December 31, 2018	$111
Provision for self-insured claims	8
Cash payments	(6)
Balance as of March 31, 2019	$113

Termite damage claims include circumstances when a customer notifies us that they have experienced damage to their property and we reach an agreement to remediate that damage (a “Non-litigated Claim”); and circumstances when we do not reach an agreement with a customer to remediate the damage and that customer initiates litigation or arbitration proceedings (a “Litigated Claim”). We have certain liabilities with respect to existing or potential claims, lawsuits and other proceedings, including Litigated Claims. We accrue for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified.

During the fourth quarter of the year ended December 31, 2019, we recorded a change in estimate of our reserve for termite damages for Litigated Claims and Non-Litigated Claims in the amount of $53 million.

A reconciliation of beginning and ending accrued Litigated Claims, which are included in Accrued liabilities—Other and Other long-term obligations, primarily self-insured claims on the Condensed Consolidated Statements of Financial Position, and Non-Litigated Claims, which are included in Accrued liabilities—Self-insured claims and related expenses on the Condensed Consolidated Statements of Financial Position, is presented as follows:

Accrued
Termite Damage
(In millions)	Claims
Balance as of December 31, 2019	$80
Provision for termite damage claims	12
Cash payments	(11)
Balance as of March 31, 2020	$81

Balance as of December 31, 2018	$28
Provision for termite damage claims	6
Cash payments	(11)
Balance as of March 31, 2019	$24

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

Note 7. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets, primarily trade names, are not amortized and are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. Our annual assessment date is October 1. There were no impairment charges recorded in the three months ended March 31, 2020 and 2019. There were no accumulated impairment losses recorded as of March 31, 2020. The table below summarizes the goodwill balances for continuing operations by reportable segment and European Pest Control and Other:

		European Pest
(In millions)	Terminix	Control and Other(1)	Total
Balance as of December 31, 2019	$1,946	$150	$2,096
Acquisitions	11	—	11
Impact of foreign exchange rates	(2)	(10)	(12)
Balance as of March 31, 2020	$1,955	$140	$2,095

___________________________________

(1)European Pest Control and Other includes goodwill related to pest control operations in Europe. See Note 14 for further discussion of these acquisitions and purchase price allocations.

The table below summarizes the other intangible asset balances for continuing operations:

	As of March 31, 2020			As of December 31, 2019
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$888	$—	$888	$888	$—	$888
Customer relationships	649	(429)	219	659	(423)	236
Franchise agreements	—	—	—	—	—	—
Other	77	(35)	41	79	(34)	45
Total	$1,614	$(465)	$1,149	$1,626	$(457)	$1,169

___________________________________

(1)Not subject to amortization.

For the existing intangible assets, we anticipate amortization expense for the remainder of 2020 and each of the next five years of $26 million, $35 million, $33 million, $29 million, $20 million and $11 million, respectively.

Note 8. Stock-Based Compensation

For the three months ended March 31, 2020 and 2019, we recognized stock-based compensation expense of $4 million ($3 million, net of tax) and $4 million ($3 million, net of tax), respectively. These charges are recorded within Selling and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

As of March 31, 2020, there were $48 million of total unrecognized compensation costs related to non-vested stock options, restricted stock units (“RSUs”) and performance share units granted under the Amended and Restated ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). These remaining costs are expected to be recognized over a weighted-average period of 2.30 years.

On February 24, 2015, our board of directors approved and recommended for approval by our stockholders the ServiceMaster Global Holdings, Inc. Employee Stock Purchase Plan (“Employee Stock Purchase Plan”), which became effective for offering periods commencing July 1, 2015. The Employee Stock Purchase Plan was intended to qualify for the favorable tax treatment under Section 423 of the Code. Under the plan, eligible employees of the Company may purchase common stock, subject to IRS limits, during pre-specified offering periods at a discount established by the Company not to exceed 10 percent of the then current fair market value. On April 27, 2015, our stockholders approved the Employee Stock Purchase Plan with a maximum of one million shares of common stock authorized for sale under the plan. On November 3, 2015, we filed a registration statement on Form S-8 under the Securities Act to register the one million shares of common stock that may be issued under the Employee Stock Purchase Plan and, as a result, all shares of common stock acquired under the Employee Stock Purchase Plan will be freely tradable under the Securities Act, unless purchased by our affiliates. Our Compensation Committee amended the Employee Stock Purchase Plan in February 2019 to allow for more frequent purchase periods and to change the allowed 10 percent discount to a company match of 10 percent of employee contributions. The authorized number of shares remaining in the Employee Stock Purchase Plan was not changed from 843,584 and the expiration date of the Employee Stock Purchase Plan was not changed from April 27, 2025. As of March 31, 2020 there were 814,400 shares available for issuance under the Employee Stock Purchase Plan.

Note 9. Comprehensive (Loss) Income

Comprehensive (loss) income, which primarily includes net income, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation, is included in the Condensed Consolidated Statements of Operations and Comprehensive Income.

In the first quarter of 2019, we terminated $441 million of our then-existing $650 million interest rate swap, receiving $11 million from the counterparty. We terminated the remaining $209 million of our then-existing $650 million interest rate swap later in 2019, receiving $1 million from the counterparty. The fair value of the terminated agreement of $11 million as of March 31, 2019, and $12 million as of December 31, 2019, is recorded within accumulated other comprehensive (loss) income on the Condensed Consolidated Statements of Financial Position and will be amortized into interest expense over the original term of the agreement. The remaining unamortized balance at March 31, 2020 is $7 million.

The following tables summarize the activity in accumulated other comprehensive (loss) income, net of the related tax effects.

	Unrealized
	Gains	Foreign
	(Losses) on	Currency
(In millions)	Derivatives	Translation	Total
Balance as of December 31, 2019	$13	$(5)	$9
Other comprehensive income before reclassifications:
Pre-tax amount	(45)	(15)	(61)
Tax provision	12	—	12
After-tax amount	(34)	(15)	(49)
Amounts reclassified from accumulated other comprehensive (loss) income(1)	(1)	—	(1)
Net current period other comprehensive (loss) income	(34)	(15)	(50)
Balance as of March 31, 2020	$(21)	$(20)	$(41)

Balance as of December 31, 2018	$20	$(15)	$5
Other comprehensive income before reclassifications:
Pre-tax amount	(7)	1	(7)
Tax benefit	5	—	5
After-tax amount	(2)	1	(1)
Amounts reclassified from accumulated other comprehensive (loss) income(1)	—	—	—
Net current period other comprehensive (loss) income	(3)	1	(2)
Balance as of March 31, 2019	$17	$(14)	$3

___________________________________

(1)Amounts are net of tax. Reclassifications out of accumulated other comprehensive (loss) income included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive (Loss) Income
	Three Months Ended
	March 31,
(In millions)	2020	2019
Gains (losses) on derivatives:
Fuel swap contracts	$—	$(1)
Interest rate swap contracts	1	1
Net gains (losses) on derivatives	—	—
Impact of income taxes	—	—
Total reclassifications for the period	$1	$—

Note 10. Supplemental Cash Flow Information

Supplemental information relating to the Condensed Consolidated Statements of Cash Flows is presented in the following table:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Cash paid for or (received from):
Interest expense(1)	$16	$19
Interest and dividend income	(1)	(1)
Income taxes, net of refunds	2	1

___________________________________

(1)For the three months ended March 31, 2019, excludes $11 million received in connection with our partial terminations of the then-existing interest rate swap.

As of March 31, 2020 and December 31, 2019, Cash and cash equivalents of $185 million and $280 million, respectively, and Restricted cash of $89 million and $89 million, respectively, as presented on the condensed consolidated statements of financial position represent the amounts comprising Cash and cash equivalents and Restricted cash of $274 million and $368 million, respectively, on the Condensed Consolidated Statement of Cash Flows.

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

The non-cash lease transactions are described in Note 13. The proceeds from the Frontdoor debt issuances described in Note 12 were retained by the lender in satisfaction of the short-term credit facility and have been excluded from the Condensed Consolidated Statements of Cash Flows as non-cash financing activities.

Note 11. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the Condensed Consolidated Statements of Financial Position. As March 31, 2020 and December 31, 2019, our marketable securities consisted primarily of common debt securities (“Debt securities”) and common equity securities (“Equity securities”). The amortized cost, fair value and gross realized and unrealized gains and losses of our short- and long-term investments in Debt and Equity securities are as follows:

		Gross Realized	Gross Realized
	Amortized	and Unrealized	and Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
March 31, 2020:
Debt securities	$4	$—	$—	$4
Equity securities	8	—	—	8
Total securities	$12	$—	$—	$12
December 31, 2019:
Debt securities	$4	$—	$—	$4
Equity securities	9	—	—	9
Total securities	$13	$—	$—	$13

We account for Equity securities at fair value with adjustments to fair value recognized in Interest and net investment income in the Condensed Consolidated Statements of Operations and Comprehensive Income. For the three months ended March 31, 2020, approximately $1 million of unrealized loss were recognized within Interest and net investment income in the Condensed Consolidated Statements of Operations and Comprehensive Income. There were no unrealized gains or losses recognized for the three months ended March 31, 2019.

We periodically review our Debt securities to determine whether an allowance for credit losses is necessary. There were no credit losses due to declines in the value of these investments recognized for the three months ended March 31, 2020 and 2019.

Additionally, we hold minority interests in several strategic investments that do not have readily determinable fair values and are recorded at cost and are remeasured upon the occurrence of observable price changes or impairments. We account for these investments at fair value with adjustments to fair value recognized in our Condensed Consolidated Statements of Operations and Comprehensive Income within Interest and net investment income. The investments are included within Other Assets on the Condensed Consolidated Statements of Financial Position. At March 31, 2020, the carrying amount of these investments was $4 million.

Note 12. Long-Term Debt

Long-term debt is summarized in the following table:

	As of	As of
	March 31,	December 31,
(In millions)	2020	2019
Senior secured term loan facility maturing in 2026(1)	$592	$593
Revolving credit facility maturing 2024	—	—
5.125% notes maturing in 2024(2)	742	742
7.45% notes maturing in 2027(3)	167	167
7.25% notes maturing in 2038(3)	40	40
Vehicle finance leases(4)	94	95
Other(5)	86	100
Less current portion(6)	(100)	(70)
Total long-term debt	$1,622	$1,667

__________________________________

(1)As of March 31, 2020 and December 31, 2019, presented net of $6 million in unamortized debt issuance costs in each period and $1 million of unamortized original issue discount in each period.

(2)As of March 31, 2020 and December 31, 2019, presented net of $8 million in unamortized debt issuance costs in each period.

(3)As of March 31, 2020 and December 31, 2019, collectively presented net of $27 million and $28 million, respectively, of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

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

(5)As of March 31, 2020 and December 31, 2019, includes approximately $86 million and $91 million, respectively, of future payments in connection with acquisitions.

(6)The increase in the current portion of long-term debt consists of deferred purchase price and earnout payments on acquisitions due within 12 months.

Term Loan Facility

On November 5, 2019, we closed on an amended $600 million Term Loan B due 2026, as well as a $400 million revolving credit agreement due 2024 (the “Amended Term Loan Facility”).

The interest rates applicable to the loans under the Amended Term Loan Facility are based on a fluctuating rate of interest measured by reference to either, at the borrower’s option, (i) an adjusted LIBOR plus 1.75% per annum, or (ii) an alternate base rate (“ABR”) plus 0.75% per annum. Voluntary prepayments of borrowings under the Amended Term Loan Facility are permitted at any time, in minimum principal amounts, without premium or penalty unless such prepayment is in connection with a repricing transaction on or prior to the 6-month anniversary of the closing date of the Amended Credit Facilities, in which case a 1% premium shall be required to be paid.

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

Extinguishment of Debt and Repurchase of Notes

On March 12, 2019, in connection with the spin-off of the American Home Shield segment, we borrowed an aggregate principal amount of $600 million under a short-term credit facility to effectuate a debt-for-equity exchange of our Frontdoor retained shares. The proceeds of this short-term credit facility were used to repay $468 million aggregate principal amount of term loans outstanding under our senior secured term loan facility in March and April of 2019. Such prepayments resulted in a loss on extinguishment of debt of $4 million for the three months ended March 31, 2019.

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

Interest Rate Swaps

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

On November 5, 2019, we entered into a seven year interest swap agreement effective November 5, 2019. The notional amount of the agreement is $550 million. Under the terms of the agreement, we will pay a fixed rate of interest of 1.615% on the $550 million notional amount, and we will receive a floating rate of interest (based on one-month LIBOR, subject to a floor of zero percent) on the notional amount. Therefore, during the term of the agreement, the effective interest rate on $550 million of the new Term Loan B is fixed at a rate of 3.365%.

In connection with the repayments of our previous Term Loan B due 2023 in 2019, in the three months ended March 31, 2019, we terminated $441 million of our then existing $650 million interest rate swap agreement, receiving $11 million from the counterparty. We terminated an additional $38 million of the remaining interest rate swap in the three months ended June 30, 2019, receiving $1 million from the counterparty. The remaining $171 million interest rate swap was terminated in November 2019 upon the final repayment of our previous Term Loan B due 2023, with no proceeds from the counterparty. The fair value of the terminated agreement of $12 million is recorded within accumulated other comprehensive income on the Condensed Consolidated Statements of Financial Position and will be amortized into interest expense over the original term of the agreement. The remaining unamortized balance at March 31, 2020 is $7 million.

The changes in our interest rate swap agreement, as well as the cumulative interest rate swap outstanding, are as follows:

	Notional
(In millions)	Amount	Fixed Rate(1)
Interest rate swap agreement in effect as of December 31, 2018	$650	1.493%
Terminated	—
Entered into effect	—
Interest rate swap agreement in effect as of March 31, 2019	$650	1.493%
Terminated	(650)
Entered into effect	550	1.615%
Interest rate swap agreement in effect as of December 31, 2019	$550	1.615%
Terminated	—
Entered into effect	—
Interest rate swap agreement in effect as of March 31, 2020	$550	1.615%

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

As of March 31, 2020 and December 31, 2019, assets recorded under finance leases were $222 million and $220 million, respectively, and accumulated depreciation associated with finance leases was $134 million and $127 million, respectively.

The components of lease expense were as follows:

	Three months ended March 31,
(In millions)	2020	2019
Finance lease cost
Depreciation of finance lease ROU assets	$10	$8
Interest on finance lease liabilities	1	1
Operating lease cost	7	7
Variable lease cost	—	—
Sublease income	(1)	(1)
Total lease cost	$17	$16

Supplemental cash flow information and other information for leases was as follows:

	As of March 31,
(In millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	7	$6
Operating cash flows for finance leases	1	1
Financing cash flows for finance leases	9	8
ROU assets obtained in exchange for lease obligations:
Operating leases	2	3
Finance leases	5	10

As of March 31, 2020, there was $35 million and $58 million of finance leases included within Current portion of long-term debt and Long-term debt, respectively, on the Condensed Consolidated Statements of Financial Position. Future minimum lease payments under non-cancellable leases as of March 31, 2020 were as follows:

(In millions)	Operating Leases	Finance Leases
Year ended December 31,
2020 (excluding the three months ended March 31, 2020)	$20	$27
2021	23	29
2022	20	19
2023	15	12
2024	11	5
Thereafter	85	1
Total future minimum lease payments	174	92

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

During the three months ended March 31, 2020, our investment in acquisitions was $26 million, using available cash on hand, which included $6 million for five tuck-in pest control acquisitions which have been accounted for as business combinations, as well as $18 million for final funding for two pest control acquisitions and minority interests completed in 2019 that were included in Accrued liabilities—Other on the Consolidated Statements of Financial Position as of December 31, 2019. Another $2 million of deferred purchase price on the 2020 acquisitions is due to the sellers between one year and three years from the acquisition dates. We recorded a preliminary value of $7 million of goodwill for the 2020 acquisitions. We also made a minority investment in a pest control company for approximately $7 million, which was unfunded and is included in the Condensed Consolidated Statements of Financial Position as of March 31, 2020.

During the three months ended March 31, 2019, our investment in acquisitions was $100 million, using available cash on hand, for 11 pest control acquisitions which have been accounted for as business combinations and two pest control acquisitions which have been accounted for as asset acquisitions. We recorded $60 million of goodwill, $4 million of trade names and $36 million of other intangibles, primarily customer lists, related to these acquisitions.

The following sets forth the adjustments made to purchase price allocations during the three months ended March 31, 2020:

			Other
(In millions)	Goodwill	Trade Names(1)	Intangible Assets(2)
Balance as of December 31, 2019	$309	$31	$197
Measurement period adjustments	4	—	(4)
Balance as of March 31, 2020	$314	$31	$192

___________________________________

(1)Subject to amortization.

(2)Primarily customer lists.

Nomor

On September 6, 2019, we acquired Nomor, a leading provider of pest control services in Sweden and Norway, for approximately 2 billion Swedish krona (approximately $198 million using the September 6, 2019 exchange rate, net of approximately $9 million of cash acquired). This strategic acquisition launched our expansion into the European pest control market. We funded the acquisition using cash on hand and proceeds from a $120 million borrowing under our revolving credit facility.

Nomor is included in the Condensed Consolidated Statements of Financial Position based on an allocation of the purchase price. Given the timing and complexity of this acquisition, the presentation of Nomor in our financial statements, including the allocation of the purchase price, is preliminary and will likely change in future periods, perhaps significantly, as fair value estimates of the assets acquired and liabilities assumed are refined during the measurement period. Specifically, we are still evaluating working capital balances, the intangible and tangible assets acquired, deferred revenue balances, as well as the appropriate useful lives to assign to all assets, including intangibles. The majority of this purchase price is allocated to goodwill and is not expected to be deductible for income tax purposes. We will complete the purchase price allocation no later than the third quarter of 2020.

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

(4)Includes $20 million of deferred tax liabilities as a result of tax basis differences in intangible assets.

The following unaudited pro forma consolidated financial information presents the combined operations of ServiceMaster and Nomor for the three months ended March 31, 2019 (in millions, except per share data):

(Unaudited)
Three months ended
March 31, 2019
Consolidated revenue	$433
Consolidated net income	$71
Basic earnings per share	$0.52
Diluted earnings per share	$0.52

ASC 805, “Business Combinations,” establishes guidelines regarding the presentation of the unaudited pro forma information. Therefore, this unaudited pro forma information is not intended to represent, nor do we believe it is indicative of, the consolidated results of operations of ServiceMaster that would have been reported had the acquisition been completed at the beginning of 2018. This unaudited pro forma information does not give effect to the anticipated business and tax synergies of the acquisition and is not representative or indicative of the anticipated future consolidated results of operations of ServiceMaster. The most significant adjustment made to the pro forma financial information is the inclusion of estimated quarterly interest expense of approximately $1 million related to financing obtained for the transaction and the estimated tax impact of this adjustment. The unaudited pro forma financial information includes various assumptions, including those related to the preliminary purchase price allocation, that may be impacted by the finalization of the purchase price allocation. The tax impact of these adjustments was calculated based on Nomor’s statutory rate.

Supplemental cash flow information regarding the acquisitions is as follows:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Assets acquired	$7	$110
Liabilities assumed	—	(4)
Net assets acquired	$7	$106

Net cash paid	$6	$100
Seller financed debt	2	6
Purchase price	$7	$106

Note 15. Income Taxes

As required by ASC 740, “Income Taxes,” we compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from continuing operations before income taxes, except for significant unusual or infrequently occurring items. Our estimated tax rate is adjusted each quarter in accordance with ASC 740.

The effective tax rate on income from continuing operations was 227.3 percent and 5.5 percent for the three months ended March 31, 2020 and 2019, respectively. The effective tax rates on income from continuing operations for the three months ended March 31, 2020 and 2019, were primarily affected by the classification of ServiceMaster Brands Divestiture Group as held for sale. The effective tax rate on loss from continuing operations for the three months ended March 31, 2020 was also favorably impacted by the release of a federal reserve that was recorded discretely in the quarter. The effective tax rate on income from continuing operations for the three months ended March 31, 2019 was affected by the disposition of the Frontdoor retained shares in a non-taxable debt-for-equity exchange pursuant to the private letter ruling from the IRS that was recorded discretely.

As of March 31, 2020 and December 31, 2019, we had $13 million and $14 million, respectively, of tax benefits primarily reflected in US Federal and state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). Based on information currently available, it is reasonably possible that over the next 12 month period unrecognized tax benefits may decrease by $2 million as the result of settlements of ongoing audits, statute of limitation expirations or final settlements of uncertain tax positions in multiple jurisdictions. Our policy is to recognize interest income, interest expense and penalties related to our tax positions within the tax provision.

Note 16. Business Segment Reporting

Through January 2020, when we announced were exploring strategic alternatives related to the ServiceMaster Brands business that resulted in it being classified as held for sale, we conducted business through two reportable segments: Terminix and ServiceMaster Brands. We now have one reportable segment, Terminix.

In accordance with accounting standards for segments, we identified Terminix as our reportable segment primarily based on the nature of the services it provides and the operating results that are regularly reviewed by our chief operating decision maker (the

“CODM”) to evaluate performance and allocate resources. The Terminix segment provides termite and pest control services to residential and commercial customers and distributes pest control products, primarily under the Terminix, Terminix Commercial, Copesan, Assured Environments, Gregory Pest Solutions and McCloud Services brand names.

European Pest Control and Other includes our European pest control operations, primarily under our Nomor brand, our captive insurance subsidiary, which provides automobile, workers' compensation and general liability coverage to our reportable segment, and our headquarters operations (substantially all of which costs are allocated to our reportable segment), which provides various technology, finance, legal and other support services to Terminix. Our European pest control operations meet the definition of an operating segment, but do not meet the quantitative thresholds to require them to be reported as a reportable segment.

Information regarding the accounting policies used by us are described in our 2019 Form 10-K. We derive substantially all of our revenue from customers and franchisees in the United States with approximately five percent generated in foreign markets as of March 31, 2020. Operating expenses of Terminix consist primarily of direct costs and indirect costs allocated from Corporate.

We use Reportable Segment Adjusted EBITDA as our measure of reportable segment profitability. Accordingly, the CODM evaluates performance and allocates resources based primarily on Reportable Segment Adjusted EBITDA. Reportable Segment Adjusted EBITDA is defined as net income before: unallocated corporate expenses; costs historically allocated to ServiceMaster Brands; European pest control; depreciation and amortization expense; acquisition-related costs; fumigation related matters; non-cash stock-based compensation expense; restructuring and other charges; realized (gain) on investment in frontdoor, inc.; net earnings from discontinued operations; (benefit) provision for income taxes; loss on extinguishment of debt; and interest expense. Our definition of Reportable Segment Adjusted EBITDA may not be calculated or comparable to similarly titled measures of other companies. We believe Reportable Segment Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives and equity-based, long-term incentive plans.

Information for continuing operations for Terminix and European Pest Control and Other is presented below:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Revenue:
Terminix	$438	$419
European Pest Control and Other	18	—
Total Revenue	$456	$419
Reportable Segment Adjusted EBITDA:(1)
Terminix	$63	$83

___________________________________

(1)Presented below is a reconciliation of Net Income to Reportable Segment Adjusted EBITDA:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Net Income	$14	$70
Unallocated corporate expenses	1	(3)
Costs historically allocated to ServiceMaster Brands	3	3
European pest control	(1)	—
Depreciation and amortization expense	28	23
Acquisition-related costs	1	1
Fumigation related matters	—	1
Non-cash stock-based compensation expense	4	4
Restructuring and other charges	4	6
Realized (gain) on investment in frontdoor, inc.	—	(40)
Net earnings from discontinued operations	(13)	(16)
(Benefit) provision for income taxes	(2)	3
Loss on extinguishment of debt	—	6
Interest expense	23	27
Reportable Segment Adjusted EBITDA	$63	$83

Note 17. Fair Value Measurements

The period-end carrying amounts of cash and cash equivalents, receivables, restricted cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported in interest and net investment income in the Condensed Consolidated Statements of Operations and Comprehensive Income. The carrying amount of total debt was $1,721 million and $1,737 million, and the estimated fair value was $1,713 million and $1,841 million as of March 31, 2020 and December 31, 2019, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of March 31, 2020 and December 31, 2019.

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

Effective March 3, 2020, we entered into a fixed-to-fixed cross-currency interest rate swap to hedge foreign currency risk associated with the fixed-rate Swedish krona denominated intercompany debt at Nomor. The five year interest rate swap matures March 31, 2025 and has a notional amount of 725 million Swedish krona, or approximately $74 million, and swaps interest payments of 3.5 percent Swedish krona for interest receipts of 4.147 percent U.S. dollar. This hedge was entered into to mitigate foreign currency risk inherent in Swedish krona denominated debt and is not for speculative trading purposes. This contract has been designated as a cash flow hedge of a fixed rate borrowing and is recorded at fair value.

We also entered into a cross-currency swap agreement to hedge a portion of our net investment in Nomor against future volatility in the exchange rates between the Swedish krona and the U.S. dollar. The five year cross-currency swap has a fixed notional amount of 1.275 billion Swedish krona, or approximately $131 million, at an annual rate of zero percent and a maturity date of March 31, 2025. At inception, the cross-currency swap was designated as a net investment hedge and is recorded at fair value.

Changes in the fair value of these contracts are recorded within foreign currency translation gains and losses (“CTA”) as a component of other comprehensive income on the Condensed Consolidated Statements of Financial Position. Interest accruals and coupon payments are recognized directly in interest expense, thus reflecting a Swedish krona fixed rate. Upon discontinuation of the hedge, the changes in spot value and any amounts excluded from the assessment of hedge effectiveness that have not been recognized in earnings will remain within CTA until the hedged net investment is sold, diluted, or liquidated.

We have not changed our valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the three month periods ended March 31, 2020 and 2019.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2020:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$12	$12	$—	$—
Cross-currency interest rate swap	Prepaid expenses and other assets and Other assets	2	—	2	—
Net investment hedge	Prepaid expenses and other assets and Other assets	3	—	3	—
Total financial assets		$18	$12	$6	$—
Financial Liabilities:
Fuel swap contracts	Accrued liabilities—Other and Other long-term obligations	$8	$—	$—	$8
Interest rate swap contract	Accrued liabilities—Other and Other long-term obligations	33	—	33	—
Total financial liabilities		$41	$—	$33	$8

As of December 31, 2019:
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$13	$13	$—	$—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	1	—	—	1
Interest rate swap contracts	Other assets	5	—	5	—
Total financial assets		$19	$13	$5	$1
Financial Liabilities:
Interest rate swap contracts	Accrued liabilities—Other and Other long-term obligations	1	—	1	—
Total financial liabilities		$1	$—	$1	$—

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

	Fuel Swap
	Contract
	Assets
(In millions)	(Liabilities)	Location of Gain (Loss) included in Earnings
Balance as of December 31, 2019	$1
Total gains (losses) (realized and unrealized)
Included in earnings	—	Cost of services rendered and products sold
Included in other comprehensive income	(9)
Settlements	—
Balance as of March 31, 2020	$(8)

Balance as of December 31, 2018	$(4)
Total gains (losses) (realized and unrealized)
Included in earnings	1	Cost of services rendered and products sold
Included in other comprehensive income	4
Settlements	(1)
Balance as of March 31, 2019	$—

The following tables present information relating to the significant unobservable inputs of our Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of March 31, 2020:
Fuel swap contracts	$(8)	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$1.35 - $1.96	$1.75
As of December 31, 2019:
Fuel swap contracts	$1	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.37 - $2.80	$2.61

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

As of March 31, 2020, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $25 million, maturing through 2021. Under the terms of our fuel swap contracts, we are required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of March 31,2020, we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were issued under the Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. See Note 9 to the condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in accumulated other comprehensive income and for the amounts reclassified out of accumulated other comprehensive income and into earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a loss of $12 million, net of tax, as of March 31, 2020. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

A reconciliation of the amounts included in the computation of basic earnings per share from continuing operations and diluted earnings per share from continuing operations is as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2020	2019
Income from continuing operations	$1	$53
Weighted-average common shares outstanding	134.9	135.8
Effect of dilutive securities:
RSUs	0.1	0.2
Stock options(1)	0.1	0.2
Weighted-average common shares outstanding—assuming dilution	135.1	136.2
Basic earnings per share from continuing operations	$0.01	$0.39
Diluted earnings per share from continuing operations	$0.01	$0.39

___________________________________

(1)Options to purchase 1.2 million and 0.7 million shares for the three months ended March 31, 2020 and 2019, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

On January 21, 2020, we announced we are exploring strategic alternatives relating to ServiceMaster Brands, including the potential sale of the business. As a result of this plan, the ServiceMaster Brands Divestiture Group is classified as held for sale and the financial results of the ServiceMaster Brands Divestiture Group as of and for the period ended March 31, 2020, and for all periods prior to March 31, 2020, have been reflected within the disclosures of this Management’s Discussion and Analysis of Financial Condition and Results of Operations as discontinued operations. See Note 5 to the condensed consolidated financial statements for further information.

Overview

Our reportable segment, Terminix, provides residential and commercial termite and pest control under the following leading brands: Terminix, Terminix Commercial, Copesan, Assured Environments, Gregory Pest Solutions and McCloud Services. Our European pest control operations, primarily operating under our Nomor brand, are reported in European Pest Control and Other, in addition to our captive insurance subsidiary which provides automobile, workers’ compensation and general liability coverage to our reportable segment and other headquarters operations (substantially all of which costs are allocated to our reportable segment), which provide various technology, finance, legal and other support services to the reportable segment.

Our financial statements will include non-recurring costs incurred to evaluate, plan and execute the exploration of strategic alternatives related to ServiceMaster Brands, including the potential sale of the business. Costs will primarily be related to third-party consulting and other incremental costs directly associated with the strategic alternatives process. Net earnings from discontinued operations for the three months ended March 31, 2020 included charges of $4 million related to the initiative. We expect to incur charges of $10 million to $15 million in 2020 related to the initiative. In addition, we expect incremental capital expenditures will be required to effect the initiative of $8 million to $12 million principally reflecting costs to replicate information technology systems historically shared by our business units.

On January 21, 2020, Nikhil M. Varty resigned from his position as Chief Executive Officer and as a member of our board of directors. Our board of directors appointed our current Chairman of the Board, Naren K. Gursahaney, as interim Chief Executive Officer until a replacement Chief Executive Officer is identified.

Recent Events and 2020 Outlook

During the three months ended March 31, 2020, the effects of COVID-19 and related actions to attempt to control its spread negatively impacted our business, primarily in the last few weeks of March. On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic, and governments around the world have mandated, and continue to introduce, orders to slow the transmission of the virus. States in the United States, including Tennessee, where we are headquartered, have declared states of emergency, and countries around the world, including the United States, have taken steps to restrict travel, instituted work from home policies, enacted temporary closures of businesses, issued quarantine orders and taken other restrictive measures in response to the COVID-19 pandemic. Uncertainty with respect to the economic effects of the pandemic and the restrictive policies to mitigate its spread have introduced significant volatility in the financial markets.

Within the United States, our residential and commercial pest control and cleaning and restore businesses have been designated an essential business by the U.S. Department of Homeland Security, which allows us to continue to serve our customers while constantly ensuring the health and safety of our employees and our customers. We have also continued serving our customers in all of the international markets in which we operate.

We have three priorities while navigating through this period of volatility and uncertainty:

•First, to ensure the health and safety of our employees and our customers.

•Second, to continue to deliver essential services to our customers to maintain the financial strength of our business.

•Third, to ensure ServiceMaster emerges stronger from this global event. We believe that we will emerge from this pandemic stronger by balancing short-term service interruptions with investments in our long-term strategies.

As of the date of this filing, we have implemented contingency planning designed to ensure the safety and productivity of our workforce. We have implemented technology to facilitate remote working, with most back-office and call center employees working remotely and field support personnel working remotely where possible. We plan to leverage these new remote working capabilities to reduce ongoing operating costs once we emerge from this event. We have global and regional crisis teams in place monitoring the rapidly evolving situation and recommending risk mitigation actions that we have already implemented, including instituting travel restrictions as well as visitor protocols and developing and maintaining social distancing practices. We have assessed and are implementing continuity plans to provide customers with continued service, including procuring and providing personal protective equipment to all front-line personnel. There has been no material impact on supply for most of our sourced materials and for those sourced materials that have been impacted to any degree, continuity plans have been activated. Additionally, we are taking additional actions to improve our liquidity, including capital expenditure and operating expense reductions.

In reaction to customer demands, Terminix and ServiceMaster Brands have launched one time and recurring sanitation and disinfection services, which will help essential businesses maintain clean work areas while staying in compliance with federal, state, and local public health protocols and will help prepare shuttered businesses to reopen when we emerge from this event.

In the first quarter of 2020, we leveraged our strong cash flow position and cash flow generation profile to repurchase $103 million of common stock under our previously authorized share repurchase plan at an average price per share of $27.64. These purchases exhaust the authority for purchases under this program. In the first quarter of 2020, cash payments for acquisitions totaled $26 million, net of cash acquired. Our strong liquidity position may afford us the opportunity to gain market share through our acquisition program during this event. We expect to selectively continue our tuck-in acquisition program at Terminix and to periodically evaluate other acquisitions in the United States and internationally.

Key Business Metrics

We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of the continuing operations of our business. These metrics include:

•revenue,

•operating expenses,

•net income,

•earnings per share,

•Adjusted EBITDA, and

•organic revenue growth.

To the extent applicable, these measures are evaluated with and without impairment, restructuring and other charges that management believes are not indicative of the earnings capabilities of our business. We also focus on measures designed to monitor cash flow, including net cash provided from operating activities from continuing operations and free cash flow.

Revenue. Our revenue results are primarily a function of the volume and pricing of the services and products provided to our customers by our business as well as the mix of services and products provided. The volume of our revenue in Terminix is impacted by new unit sales, the retention of our existing customers and acquisitions. Revenue results presented in European Pest Control and Other are primarily comprised of our pest control operations in Europe. We serve both residential and commercial customers, principally in the United States. As of March 31, 2020, approximately 95 percent of our revenue was generated by sales in the United States. Franchise fees from our Terminix franchisees represented less than one percent of revenue for the three months ended March 31, 2020.

Operating Expenses. In addition to the impact of changes in our revenue results, our operating results are affected by, among other things, the level of our operating expenses. A number of our operating expenses are subject to inflationary pressures, such as fuel, chemicals, wages and salaries, employee benefits and health care, vehicles, personal protective equipment, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs.

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

Adjusted EBITDA. We evaluate performance and allocate resources based primarily on Adjusted EBITDA. We define Adjusted EBITDA as net income before: net earnings from discontinued operations; (benefit) provision for income taxes; interest expense; depreciation and amortization expense; acquisition-related costs; fumigation related matters; non-cash stock-based compensation expense; restructuring and other charges; loss on extinguishment of debt; and realized (gain) on investment in frontdoor, inc. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives and equity-based, long-term incentive plans.

We evaluate performance of the ServiceMaster Brands Divestiture Group based on ServiceMaster Brands Divestiture Group Adjusted EBITDA, which is defined as net earnings from discontinued operations before the following expenses directly attributable to the ServiceMaster Brands Divestiture Group and recorded in discontinued operations: depreciation and amortization expense; non-cash stock based compensation expense; restructuring and other charges; and provision for income taxes.

Organic Revenue Growth. We evaluate organic revenue growth to track the performance of Terminix, including the impacts of sales, pricing, new service offerings, customer retention and other growth initiatives. Organic revenue growth excludes revenue from acquired customers for 12 months following the acquisition date.

Seasonality

We have seasonality in our business, which drives fluctuations in revenue and Adjusted EBITDA for interim periods. In 2019, approximately 23 percent, 27 percent, 26 percent and 24 percent of our revenue and approximately 26 percent, 32 percent, 23 percent and 19 percent of our Adjusted EBITDA was recognized in the first, second, third and fourth quarters, respectively.

Effect of Weather Conditions

The demand for our services and our results of operations are also affected by weather conditions, including the seasonal nature of our termite and pest control services. Weather conditions which have a potentially unfavorable impact to our business include cooler temperatures or droughts which can impede the development of termite swarms and lead to lower demand for our termite control services. Weather conditions which have a potentially favorable impact to our business include mild winters which can lead to higher demand for termite and pest control services.

Results of Operations

The following table shows the results of operations from continuing operations for the three months ended March 31, 2020 and 2019, which reflects the results of acquired businesses from the relevant acquisition dates. Results of the ServiceMaster Brands Divestiture Group are presented below in “—Discontinued Operations – ServiceMaster Brands Divestiture Group.”

	Three Months Ended		Increase
	March 31,		(Decrease)	% of Revenue
(In millions)	2020	2019	2020 vs. 2019	2020	2019
Revenue	$456	$419	9%	100%	100%
Cost of services rendered and products sold	279	236	18	61	56
Selling and administrative expenses	140	123	15	31	29
Amortization expense	9	5	89	2	1
Acquisition-related costs	1	1	*	—	—
Fumigation related matters	—	1	*	—	—
Restructuring and other charges	4	6	*	1	1
Realized (gain) on investment in frontdoor, inc.	—	(40)	*	—	(10)
Interest expense	23	27	(14)	5	6
Interest and net investment income	—	(1)	*	—	—
Loss on extinguishment of debt	—	6	*	—	1
(Loss) Income from Continuing Operations before Income Taxes	(1)	56	*	—	13
(Benefit) provision for income taxes	(2)	3	*	—	1
Income from Continuing Operations	$1	$53	*	—%	13%

________________________________

* not meaningful

Revenue

We reported revenue from continuing operations of $456 million and $419 million for the three months ended March 31, 2020 and 2019, respectively. A summary of changes in revenue is included in the tables below. See “—Segment Review” for a discussion of the drivers of the year-over-year changes.

		European Pest
(In millions)	Terminix	Control and Other	Total
Three Months Ended March 31, 2019	$419	$—	$419
Residential Pest Control(1)	5	—	5
Commercial Pest Control(2)	13	—	13
Termite and Home Services(3)	1	—	1
Sale of Products and Other(4)	2	—	2
Fumigation	(3)	—	(3)
European Pest Control	—	18	18
Three Months Ended March 31, 2020	$438	$18	$456

_________________________________

(1)Includes growth from acquisitions of approximately $2 million for the three months ended March 31, 2020.

(2)Includes growth from acquisitions of approximately $10 million for the three months ended March 31, 2020.

(3)Includes growth from acquisitions of approximately $2 million for the three months ended March 31, 2020.

(4)Includes growth from acquisitions of approximately $3 million for the three months ended March 31, 2020.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $279 million and $236 million for the three months ended March 31, 2020 and 2019, respectively. The following tables provide a summary of changes in cost of services rendered and products sold:

		European Pest
(In millions)	Terminix	Control and Other	Total
Three Months Ended March 31, 2019	$239	$(2)	$236
Impact of change in revenue(1)	15	12	28
Damage claims	6	—	6
Production labor	3	—	3
Chemicals and materials	4	—	4
Insurance program	—	4	4
Fumigation services	2	—	2
Other	(4)	—	(4)
Three Months Ended March 31, 2020	$265	$14	$279

_________________________________

(1)For Terminix, includes approximately $13 million for the three months ended March 31, 2020 from acquisitions. For European Pest Control and Other, includes approximately $12 million for the three months ended March 31, 2020 from acquisitions.

For Terminix, the increase in damage claims was driven by increased Non-Litigated Claims and Litigated Claims, primarily in the Mobile Bay Area. The increase in production labor was driven, in part, by accelerated hiring in advance of the 2020 peak season, in addition to labor inefficiencies due to lower work order volume related to COVID-19 pressure in March 2020. The increase in chemicals and materials was driven, in part, by increased personal protective equipment and sanitation purchases in response to COVID-19. Fumigation services represents the reduced fumigation margin driven by the outsourcing of fumigation completion services.

For European Pest Control and Other, the three months ended March 31, 2020 were unfavorably impacted by a $2 million adjustment in our automobile, general liability and workers’ compensation program, as compared to a favorable $2 million adjustment in our automobile, general liability and workers’ compensation program in the three months ended March 31, 2019. Favorable adjustments related to our automobile, general liability and worker’s compensation program for the year ended December 31, 2019 amounted to $6 million. We are continuing to make progress on our safety initiatives.

Selling and Administrative Expenses

We reported selling and administrative expenses of $140 million and $123 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019, selling and administrative expenses comprised general and administrative expenses of $80 million and $68 million, respectively, and selling and marketing expenses of $60 million and $54 million, respectively. The following tables provide a summary of changes in selling and administrative expenses:

		European Pest
(In millions)	Terminix	Control and Other	Total
Three Months Ended March 31, 2019	$110	$13	$123
Sales and marketing	2	—	2
Acquisition selling and administrative expenses	4	5	9
Investments in growth	3	—	3
Other	4	—	4
Three Months Ended March 31, 2020	$123	$18	$140

The increase in sales and marketing costs, comprised of sales commissions and marketing and promotional expenses, was driven by targeted investments to drive sales growth. Additionally, Terminix and European Pest Control and Other incurred incremental selling and administrative expenses as a result of acquisitions. The increase in investments in growth is primarily related to our investment in a new customer experience platform.

Amortization Expense

Amortization expense was $9 million and $5 million in the three months ended March 31, 2020 and 2019, respectively. The change in amortization expense primarily reflects the effect of recent acquisitions.

Acquisition-Related Costs

Acquisition-related costs were $1 million in each of the three months ended March 31, 2020 and 2019.

Fumigation Related Matters

There were $1 million of charges for fumigation related matters in the three months ended March 31, 2019.

Restructuring and Other Charges

We incurred restructuring charges of approximately $4 million and $6 million in the three months ended March 31, 2020 and 2019, respectively. Restructuring charges were comprised of the following:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Terminix(1)	$1	$2
European Pest Control and Other(2)	3	4
Total restructuring charges	$4	$6

_________________________________

(1)For the three months ended March 31, 2020 and 2019, these charges included $1 million and $2 million, respectively, of severance and other costs.

(2)We have historically made changes on an ongoing basis to enhance capabilities and reduce costs in our corporate functions that provide company-wide administrative services to support operations. For the three months ended March 31, 2020 and 2019, these charges included $2 million and $1 million, respectively, of severance and other costs, including accelerated depreciation on systems we are replacing with the implementation of our new customer experience platform, and $1 million and $3 million, respectively, of other costs to enhance capabilities and align corporate functions with those required to support our strategic needs as a pure play pest control company after the potential sale of the ServiceMaster Brands business and after the American Home Shield spin-off, respectively.

Realized (Gain) on Investment in frontdoor, inc.

We recorded a gain of $40 million related to the sale of our retained investment in Frontdoor in the three months ended March 31, 2019.

Interest Expense

Interest expense was $23 million and $27 million in the three months ended March 31, 2020 and 2019, respectively. The decrease in interest expense was driven by lower interest rates under the new debt agreements as refinanced in November 2019.

Interest and Net Investment Income

Interest and net investment income was $1 million for the three months ended March 31, 2019. Interest and net investment income is comprised of net investment gains and losses from equity investments and other strategic investments and interest income on other cash balances.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $6 million was recorded in the three months ended March 31, 2019. No similar loss was recognized in the three months ended March 31, 2020. See Note 12 to the condensed consolidated financial statements for more details.

(Loss) Income from Continuing Operations before Income Taxes

(Loss) Income from continuing operations before income taxes was a $1 million loss and $56 million income for the three months ended March 31, 2020 and 2019, respectively. The change in (loss) income from continuing operations before income taxes primarily reflects the net effect of year-over-year changes in the following items:

Three Months Ended
March 31,
(In millions)	2020 vs. 2019
Income from continuing operations before income taxes, March 31, 2019	$56
Reportable segments and European Pest Control and Other(1)	(23)
Depreciation expense(2)	1
Amortization expense(3)	(4)
Restructuring and other charges(4)	2
Loss on extinguishment of debt(5)	6
Realized (gain) on investment in frontdoor, inc.(6)	(40)
Interest Expense(7)	4
Other(8)	(2)
Loss from continuing operations before income taxes, March 31, 2020	$(1)

___________________________________

(1)Represents the net change in Adjusted EBITDA as described in “—Segment Review.”

(2)Represents the net change in depreciation expense, driven by investments in vehicles and technology.

(3)Represents the net change in amortization expense as described in “—Amortization Expense.”

(4)Represents the net change in restructuring and other charges as described in “—Restructuring and Other Charges.”

(5)Represents the net change in the loss on extinguishment of debt as described in “—Loss on Extinguishment of Debt.”

(6)Represents the net change in the investment in frontdoor, inc. as described in “—Realized (Gain) on Investment in frontdoor, inc.”

(7)Primarily represents the net change in interest expense, as described in “—Interest Expense.”

(8)Primarily represents the net change in stock-based compensation.

(Benefit) Provision for Income Taxes

The effective tax rate on income from continuing operations was 227.3 percent and 5.5 percent for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate on loss from continuing operations for the three months ended March 31, 2020 was favorably impacted by the release of a federal reserve that was recorded discretely in the quarter. The effective tax rate on income from continuing operations for the three months ended March 31, 2019 was affected by the disposition of the Frontdoor retained shares in a non-taxable debt-for-equity exchange pursuant to the private letter ruling from the IRS that was recorded discretely.

Net Earnings from Discontinued Operations

In January 2020, we announced that our board of directors decided to explore strategic alternatives related to our ServiceMaster Brands segment, including a potential sale of the business. Net earnings from discontinued operations was $13 million and $16 million for the three months ended March 31, 2020 and 2019, and reflects the results of the ServiceMaster Brands Divestiture Group.

Net Income

Net income was $14 million and $70 million for the three months ended March 31, 2020 and 2019, respectively, and was primarily driven by a $57 million decrease in income from continuing operations before income taxes and $4 million lower net earnings from discontinued operations.

Segment Review

The following business segment reviews should be read in conjunction with the required footnote disclosures presented in the notes to the condensed consolidated financial statements included in this report.

Revenue and Adjusted EBITDA are as follows:

	Three Months Ended
	March 31,		Increase
(In millions)	2020	2019	(Decrease)
Revenue:
Terminix	$438	$419	5%
European Pest Control and Other	18	—	*
Total Revenue:	$456	$419	9%
Adjusted EBITDA:(1)
Terminix Reportable Segment Adjusted EBITDA	$63	$83	(24)%
European Pest Control and Other(2)	—	3	*
Costs historically allocated to ServiceMaster Brands(3)	(3)	(3)	*
Total Adjusted EBITDA	$60	$83	(28)%

___________________________________

* not meaningful

(1)See Note 16 to the condensed consolidated financial statements for our definition of Adjusted EBITDA and a reconciliation of Net Income to Reportable Segment Adjusted EBITDA.

(2)Represents results from our pest control operations in Europe and unallocated corporate gains, net of expenses, primarily related to our automobile, general liability and workers’ compensation insurance program.

(3)Includes amounts historically allocated to the ServiceMaster Brands Divestiture Group not permitted to be classified as discontinued operations under GAAP.

Terminix Segment

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a five percent increase in revenue and a 24 percent decrease in Adjusted EBITDA for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Revenue

Revenue by service line is as follows:

	Three Months Ended
	March 31,

(In millions)	2020	2019	Growth		Acquired		Organic
Residential Pest Control	$159	$154	$5	3%	$2	1%	$3	2%
Commercial Pest Control	107	94	13	14%	10	11%	3	3%
Termite and Home Services	148	146	1	1%	2	1%	—	—%
Other	18	16	2	14%	3	21%	(1)	(7)%
	$431	$409	$22	5%	$17	4%	$5	1%
Fumigation	7	10	(3)	(27)%	—	—%	(3)	(27)%
Total revenue	$438	$419	$19	5%	$17	4%	$2	—%

Residential pest control revenue increased three percent reflecting organic revenue growth of two percent, comprised of four percent growth in the two months ended February 29, 2020, and a three percent decline in March as a result of COVID-19. Organic growth in January and February was driven by improved price realization and an improvement in customer retention, despite the impact of COVID-19. The decline in March was driven by temporary service cancellations as a result of COVID-19. Residential pest control revenue in the quarter also increased one percent from acquisitions completed during the last 12 months.

Commercial pest control revenue increased 14 percent reflecting organic revenue growth of three percent, comprised of five percent growth in the two months ended February 29, 2020, and a one percent decline in March as a result of COVID-19. Organic growth in January and February was driven by higher price realization, particularly in recurring services. The decline in March was driven by lower sales of non-recurring services and service postponements due to business closures in response to COVID-19. Commercial pest control revenue in the quarter also increased 11 percent from acquisitions completed during the last 12 months, including Gregory Pest Solutions and McCloud Services which were completed during the fourth quarter of 2019.

Termite revenue, including wildlife exclusion, crawl space encapsulation and attic insulation, which are managed as a component of our termite line of business, increased two percent in the two months ended February 29, 2020, driven by improved retention rates, and a four percent decline in March 2020 as a result of lower home services sales and, to a lesser extent, lower new unit sales in core termite completions, due to COVID-19.

In the three months ended March 31, 2020, termite renewal revenue comprised 55 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

Adjusted EBITDA

The following table provides a summary of changes in the segment’s Adjusted EBITDA:

(In millions)
Three Months Ended March 31, 2019	$83
Impact of organic revenue growth	2
Damage claims	(6)
Production labor	(3)
Chemicals and materials	(4)
Sales and marketing	(2)
Investments in growth	(3)
Fumigation services	(2)
Other	(2)
Impact of acquisitions	1
Three Months Ended March 31, 2020	$63

The increase in termite damage claims was driven by increased Non-Litigated Claims and Litigated Claims, primarily in the Mobile Bay Area. The increase in production labor was driven, in part, by accelerated hiring in advance of the 2020 peak season, in addition to labor inefficiencies due to lower work order volume related to COVID-19 pressure in March 2020. The increase in chemicals and materials was driven, in part, by increased personal protective equipment and sanitation purchases in response to COVID-19. The increase in sales and marketing costs was driven by targeted investments to drive sales growth. The increase in investments in growth is primarily related to our investment in a new customer experience platform. The decrease in fumigation services represents margin compression driven by the impact of outsourcing our fumigation services.

Termite Damage Claims

A summary of Litigated Claims and Non-Litigated Claims for the three months ended March 31, 2020 and 2019 is as follows:

	Litigated Claims			Non-Litigated Claims
	Mobile Bay	All Other		Mobile Bay	All Other
(In millions)	Area	Regions	Total	Area	Regions	Total
Outstanding claims as of December 31, 2018	31	17	48	264	602	866
New claims filed	12	—	12	135	623	758
Claims resolved	(2)	(1)	(3)	(122)	(497)	(619)
Outstanding claims as of March 31, 2019	41	16	57	277	728	1005

Outstanding claims as of December 31, 2019	56	11	67	376	618	994
New claims filed	6	2	8	127	505	632
Claims resolved	(6)	—	(6)	(183)	(546)	(729)
Outstanding claims as of March 31, 2020	56	13	69	320	577	897

We restated previously reported Non-Litigated Claims to include claims that were received and settled without payment, which is consistent with our current period presentation. Litigated Claims exclude a number of claims in which the only material issue in dispute is the actual amount of repair costs, which are simpler to resolve and less volatile (“Non-Complex Litigated Claims”). There were no Non-Complex Litigated Claims filed in the three months ended March 31, 2020 in the Mobile Bay Area, and eight in the three months ended March 31, 2020 in our branches outside of the Mobile Bay Area (“All Other Regions”) which are excluded from this table. The financial impacts of these Non-Complex Litigated Claims are included in the summary of Litigated and Non-Litigated Reserve Activity below and are not material to our financial condition or the results of our operations.

A summary of Litigated Claims and Non-Litigated Claims reserve activity for the three months ended March 31, 2020 and 2019 is as follows:

	Litigated Claims			Non-Litigated Claims
	Mobile Bay	All Other		Mobile Bay	All Other
(In millions)	Area	Regions	Total	Area	Regions	Total
Reserves as of December 31, 2018	$4	$4	$8	$7	$13	$20
Expense	(1)	2	1	2	3	5
Payments	(2)	(2)	(4)	(2)	(4)	(6)
Reserves as of March 31, 2019	$1	$4	$5	$6	$12	$19

Reserves as of December 31, 2019	$40	$12	$52	$15	$13	$28
Expense	3	3	5	2	4	6
Payments	(3)	(1)	(3)	(3)	(5)	(8)
Reserves as of March 31, 2020	$40	$14	$54	$15	$12	$27

Our results of operations for the three months ended March 31, 2020 include charges for legal fees associated with Litigated Claims of $2 million.

European Pest Control and Other

European Pest Control and Other includes our pest control operations in Europe, our captive insurance subsidiary which provides automobile, workers’ compensation and general liability coverage to our reportable segment and our headquarters functions (whose costs are allocated to Terminix or previously allocated to ServiceMaster Brands which is now classified as discontinued operations).

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenue

Our European pest control operations reported revenue of $18 million for the three months ended March 31, 2020.

Adjusted EBITDA

The following table provides a summary of changes in European Pest Control and Other’s Adjusted EBITDA:

(In millions)
Three Months Ended March 31, 2019	$3
European pest control	1
Insurance program	(4)
Three Months Ended March 31, 2020	$—

European Pest Control and Other includes Adjusted EBITDA of approximately $2 million from Nomor, partially offset by additional optimization expenses incurred by Terminix UK as part of our efforts to separate it from its former owner’s operations and systems. The three months ended March 31, 2020 were also unfavorably impacted by a $2 million adjustment in our automobile, general liability and workers’ compensation program, as compared to a favorable $2 million adjustment in our automobile, general liability and workers’ compensation program in the three months ended March 31, 2019.

Costs Historically Allocated to ServiceMaster Brands

We have historically incurred the cost of certain corporate-level activities which we performed on behalf of our businesses, including ServiceMaster Brands, such as executive functions, communications, public relations, finance and accounting, tax, treasury, internal audit, human resources operations and benefits, risk management and insurance, supply management, real estate management, legal, facilities, information technology and other general corporate support services. The costs of such activities were historically allocated to our segments, including ServiceMaster Brands. Certain corporate expenses which were historically allocated to the ServiceMaster Brands segment are not permitted to be classified as discontinued operations under GAAP (“Historically Allocated Services”). Such Historically Allocated Services amounted to $3 million in each of the three months ended March 31, 2020 and 2019, and are included in European Pest Control and Other.

Discontinued Operations – ServiceMaster Brands Divestiture Group

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The ServiceMaster Brands Divestiture Group, which consists of the ServiceMaster Restore (disaster restoration), ServiceMaster Clean (commercial cleaning), Merry Maids (residential cleaning), Furniture Medic (cabinet and furniture repair) and AmeriSpec (home inspection) businesses, as well as our financing subsidiary which provides financing to franchisees that was historically reported within European Pest Control and Other, is classified as held for sale as of March 31, 2020.

Revenue

Revenue by service line for the ServiceMaster Brands Divestiture Group is as follows:

	Three Months Ended		% of	% of
	March 31,		Revenue	Revenue
(In millions)	2020	2019	2020	2019
Royalty Fees	$32	$34	49%	55%
Commercial Cleaning and other National Accounts	20	17	30	28
Sales of Products	3	3	4	6
Other	11	8	16	12
Total revenue	$65	$63	100%	100%

The ServiceMaster Brands Divestiture Group reported $65 million in revenue, an increase of three percent over the prior year. Revenue growth in national accounts and owned branch operations more than exceeded revenue declines in royalty fees in the period. A mild winter coupled with a decline in area-wide events year-over-year in ServiceMaster Restore, and the late March COVID-19 related shutdown of Merry Maids locations and, to a lesser extent, customers of ServiceMaster Clean, drove lower royalty revenue.

Adjusted EBITDA

The following table provides a summary of changes in the ServiceMaster Brands Divestiture Group’s Adjusted EBITDA:

(In millions)
Three Months Ended March 31, 2019	$26
Impact of change in revenue	(2)
Other	(1)
Three Months Ended March 31, 2020	$23

The ServiceMaster Brands Divestiture Group generated Adjusted EBITDA of $23 million as a result of a decrease in high margin royalty revenue offset, in part, by an increase in lower margin national accounts and owned branch operations.

Presented below is a reconciliation of Net earnings from discontinued operations to the ServiceMaster Brands Divestiture Group’s Adjusted EBITDA:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Net earnings from discontinued operations	$13	$16
Depreciation and amortization expense	1	2
Non-cash stock-based compensation expense	1	1
Restructuring and other charges	4	1
Provision for income taxes	5	6
ServiceMaster Brands Divestiture Group Adjusted EBITDA	$23	$26

Liquidity and Capital Resources

Liquidity

A portion of our liquidity needs are due to service requirements on our indebtedness. The Credit Facilities contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of March 31, 2020, we were in compliance with the covenants under the agreements that were in effect on such date.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Credit Facilities. As of March 31, 2020, we had $556 million of immediate liquidity, which consisted of available cash and cash equivalents and available borrowings under our Existing Revolving Credit Facility.

As previously described, the impact of COVID-19 is highly uncertain and far reaching. We are taking actions to improve our liquidity, including capital expenditure and operating expense reductions and enhancements to our working capital management practices. Based on these actions and assumptions regarding the impact of COVID-19, we expect to be able to generate sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants for the next twelve months prior to giving effect to any additional financing that may occur.

The Company has a covenant-lite debt structure and as such has no maintenance financial covenants in place unless its revolving credit facility is drawn by more than 30 percent, or $120 million. The Company currently has no cash drawn under the revolving credit facility. In the event more than 30 percent of the revolving credit facility is drawn, the applicable maintenance financial covenant is 4.0x net first lien debt to Consolidated EBITDA, as defined in the credit agreement, for the most recently completed four-quarter period. With the inclusion of EBITDA from discontinued operations, the Companies first lien net debt leverage ratio was approximately 1.3x Adjusted EBITDA at quarter end, with total net debt leverage at approximately 4.0x Adjusted EBITDA.

At March 31, 2020, there were $30 million of letters of credit outstanding and $370 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts. We also have $89 million of cash collateral under our automobile, general liability and workers’ compensation insurance program that is included as Restricted cash on the Condensed Consolidated Statements of Financial Position as of March 31, 2020. We may from time to time change the amount of cash or marketable securities used to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program. The amount of cash or marketable securities utilized to satisfy these collateral requirements will depend on the relative cost of the issuance of letters of credit under the new Revolving Credit Facility and our cash position. Any change in cash or marketable securities used as collateral would result in a corresponding change in our available borrowing capacity under the new Revolving Credit Facility.

On February 19, 2019, our board of directors approved a three-year extension of a previously authorized share repurchase plan allowing for $150 million of repurchases of our common stock through February 19, 2022. We utilized all remaining authority under this program and repurchased $103 million of shares in the three months ended March 31, 2020, at an average share price of $27.64, using cash from operations.

Additionally, under the terms of our fuel swap contracts, we are required to post collateral in the event the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the agreement with the counterparty. As of March 31, 2020, the estimated fair value of our fuel swap contracts was $8 million, and we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were also issued under the old Revolving Credit Facility. The continued use of letters of credit for this purpose in the future could limit our ability to post letters of credit for other purposes and could limit our borrowing availability under the new Revolving Credit Facility. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

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

Long-Term Debt

On November 5, 2019, the Company closed on an amended $600 million Term Loan B due 2026, as well as a $400 million revolving credit agreement due 2024. Concurrently with the refinancing, we entered into a seven year interest rate swap agreement with a notional amount of $550 million. During the term on the agreement, the effective interest rate on $550 million of the new Term Loan B is fixed at a rate of 1.615 percent, plus the incremental borrowing margin of 1.75 percent, or 3.365 percent.

Fleet and Equipment Financing Arrangements

Our Fleet Agreement allows us to obtain fleet vehicles through a leasing program, among other things. We expect to fulfill substantially all of our vehicle fleet needs through the leasing program under the Fleet Agreement. For the three months ended March

31, 2020, we acquired $5 million of vehicles through the leasing program under the Fleet Agreement. All leases under the Fleet Agreement are finance leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement.

Additionally, a portion of our property and equipment is leased through programs outside the scope of the Fleet Agreement. For the three months ended March 31, 2020, an immaterial amount of property and equipment that was acquired through these incremental leasing programs. We anticipate new lease financings, including the Fleet Agreement and incremental leasing programs, for the full year 2020 will range from $40 million to $50 million.

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

We previously considered the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. The Tax Cuts and Jobs Act (the “Act” or “U.S. Tax Reform”) imposes a one-time tax (“Transition Tax”) on undistributed and previously untaxed post-1986 foreign earnings and profits, as determined in accordance with U.S. tax principles, of certain foreign owned corporations owned by U.S. stockholders. While the Transition Tax resulted in all pre-2018 undistributed foreign earnings being subject to U.S. tax, an actual repatriation from our non-U.S. subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Condensed Consolidated Statements of Cash Flows, are summarized in the following table.

	Three Months Ended
	March 31,
(In millions)	2020	2019
Net cash provided from (used for):
Operating activities	$55	$73
Investing activities	(31)	(93)
Financing activities	(126)	31
Discontinued operations	10	19
Effect of exchange rate changes on cash	(2)	—
Cash (decrease) increase during the period	$(94)	$31

Operating Activities

Net cash provided from operating activities from continuing operations decreased $18 million to $55 million for the three months ended March 31, 2020 compared to $73 million for three months ended March 31, 2019.

Net cash provided from operating activities for the three months ended March 31, 2020 comprised $44 million in earnings adjusted for non-cash charges, offset, in part, by $1 million in payments related to restructuring and other and fumigation matters and a $12 million decrease in cash required for working capital (a $5 million decrease excluding the working capital impact of accrued interest and taxes). For the three months ended March 31, 2019, working capital requirements were favorably impacted by seasonal activity and the timing of interest and income tax payments.

Net cash provided from operating activities for the three months ended March 31, 2019 comprised $73 million in earnings adjusted for non-cash charges, offset, in part, by $6 million in payments related to restructuring and other and fumigation matters, and a $6 million decrease in cash required for working capital (a $4 million increase excluding the working capital impact of accrued interest and taxes). For the three months ended March 31, 2019, working capital requirements were favorably impacted by seasonal activity and the timing of income tax payments.

Investing Activities

Net cash used for investing activities from continuing operations was $31 million for the three months ended March 31, 2020, compared to $93 million for the three months ended March 31, 2019.

Cash paid for business acquisitions, which decreased to $26 million, for the three months ended March 31, 2020, from $100 million, for the three months ended March 31, 2019. We expect to continue our tuck-in acquisition program at Terminix and to periodically evaluate other strategic acquisitions.

Capital expenditures were $9 million for the three months ended March 31, 2020 and 2019 and included recurring capital needs, information technology projects and a reduction in Global Service Center relocation costs. We anticipate capital expenditures for the full year 2020 will range from $40 million to $50 million, reflecting recurring capital needs. We expect to fulfill our ongoing vehicle fleet needs through vehicle finance leases. We have no additional material capital commitments at this time.

Cash flows received for notes receivable, net, for the three months ended March 31, 2020 totaled $5 million. Cash flows received for notes receivable, net, for the three months ended March 31, 2019 totaled $16 million. This was a result of a net increase in financing provided by our financing subsidiary to our franchisees and retail customers of our operating units and collections from other long-term financing arrangements.

Financing Activities

Net cash used for financing activities from continuing operations was $126 million for the three months ended March 31, 2020. Net cash provided from financing activities from continuing operations was $31 million for the three months ended March 31, 2019.

During the three months ended March 31, 2020, we repurchased $103 million of common stock and received $3 million from the issuance of common stock through the exercise of stock options. In addition, we repaid $25 million of debt. During the three months ended March 31, 2019, we repurchased $2 million of common stock and received $5 million from the issuance of common stock through the exercise of stock options.

During the first quarter of 2019, we completed a debt-for-equity exchange which resulted in $600 million of borrowings of debt under a short-term credit facility, $434 million of repayments of our senior secured term loan facility and $114 million of repayments under a short-term credit facility. In addition, we repaid $23 million of other debt.

Contractual Obligations

Our 2019 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2019. We continue to make the contractually required payments, and, therefore, the 2019 obligations and commitments as listed in our 2019 Form 10-K have been reduced by the required payments.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any significant off-balance sheet arrangements.

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

Information Regarding Forward-Looking Statements

This report contains forward-looking statements and cautionary statements. Forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements are subject to known and unknown risks and uncertainties. These forward-looking statements also include, but are not limited to statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial position; results of operations; cash flows; prospects; impact from COVID-19; growth strategies or expectations; the continuation of acquisitions, including the integration of any acquired company and risks relating to any such acquired company; fuel prices; attraction and retention of key personnel; the impact of fuel swaps; the valuation of marketable securities; estimates of accruals for self-insured claims related to workers’ compensation, auto and general liability risks; expected termite damage claims costs; estimates of future payments under operating and finance leases; estimates on current and deferred tax provisions; the outcome (by judgment or settlement) and costs of legal or administrative proceedings, including, without limitation, collective, representative or class action litigation; and the impact of prevailing economic conditions.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” in our 2019 Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above could cause actual results and outcomes to differ from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•Any financial impact from the COVID-19 pandemic, including a global recession or a recession in the U.S., credit and capital markets volatility and an economic or financial crisis, or otherwise, which could affect our financial performance or operations, the health of our employees or the health and operations and our customers;

•Weakening general economic conditions, especially as they may affect unemployment and consumer confidence or discretionary spending levels, all of which could impact the demand for our services;

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

We have hedged substantially all of our variable rate debt under our interest rate swap and, therefore, we believe our exposure to interest rate fluctuations, when viewed on a net basis, is not material to our overall results of operations. Assuming all revolving loans were fully drawn as of March 31, 2020, each one percentage point change in interest rates would result in an approximate $4 million change in annual interest expense on our Revolving Credit Facility.

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 13 million gallons of fuel in 2020. As of March 31, 2020, a 10 percent change in fuel prices would result in a change of approximately $3 million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of March 31, 2020, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $25 million, maturing through 2021. The estimated fair value of these contracts as of March 31, 2020 was a net liability of $8 million. These fuel swap contracts provide a fixed price for approximately 72 percent and 20 percent of our estimated fuel usage for the remainder of 2020 and 2021 respectively.

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

Effective March 3, 2020, we entered into a cross currency interest rate swap and a net investment hedge to mitigate the financial impact of fluctuations in foreign currency exchange rates between the U.S. dollar and Swedish Krone, our largest foreign currency exposure. The estimated fair value of these contracts as of March 31, 2020 was a net asset of $6 million. These instruments provide a fixed translation rate on our approximately $200 million investment in Nomor. As of March 31, 2020, a 10 percent change in average exchange rates would not have a material impact on our results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Interim Chief Executive Officer, Naren K. Gursahaney, and Senior Vice President and Chief Financial Officer, Anthony D. DiLucente, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Gursahaney and DiLucente have concluded that both the design and operation of our disclosure controls and procedures were effective as of March 31, 2020.

Changes in internal control over financial reporting

No changes in our internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following risk factor is in addition to our risk factors—included in Part 1, Item A to our 2019 Form 10-K—that could affect our business, financial condition and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements included in this Quarterly Report on Form 10-Q because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy our common stock, you should know that making such an investment involves risks, including the risks described in our 2019 Form 10-K and as included below. Additional risks and uncertainties that are not presently known to us or that we currently believe to be immaterial may also materially adversely affect our reputation, business, financial position, results of operations and cash flows in the future. If any of the risks actually occur, our business, financial position or results of operations could be negatively affected. In that case, the trading price of our securities could decline, and you may lose part or all of your investment.

Our operations may be adversely impacted as a result of pandemic outbreaks, including COVID-19.

In December 2019, COVID-19 was first reported in Wuhan, China, and by March 11, 2020, as COVID-19 spread outside of China, the World Health Organization designated the outbreak as a global pandemic. The COVID-19 pandemic could have negative impacts, including a global recession or a recession in the U.S., credit and capital markets volatility and an economic or financial crisis, or otherwise, and could affect our operations, major facilities or employees’ and consumers’ health. As the global pandemic and its negative impact on the global economy continue, we expect COVID-19 to interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our business, financial condition or results of operations. To the extent that COVID-19 continues or worsens, governments may impose new or additional restrictions to slow its spread. The result of COVID-19 and those restrictions could result in additional businesses being shut down, additional work restrictions and supply chains being interrupted, slowed, or rendered inoperable. As a result, it may be challenging to obtain raw materials to support our business needs, and individuals could become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes which could adversely impact our business, financial condition or results of operations. Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us.

The potential effects of COVID-19 also could impact us in a number of other ways including, but not limited to, reductions to our profitability, laws and regulations affecting our business, fluctuations in foreign currency markets, the availability of future borrowings, the cost of borrowings, credit risks of our customers and counterparties, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets. Such increased costs and reductions in profitability may not be fully recoverable. The impact of the COVID-19 pandemic depends on factors beyond our knowledge or control, including the duration and severity of the outbreak and actions taken to contain its spread and mitigate its public health effects. We cannot at this time predict the impact of the COVID-19 pandemic on our financial condition or results of operation, but the impact could be material over time.

The potential effects of COVID-19 also could impact many of our risk factors, included in Part 1, Item A of our 2019 Form 10-K, including, but not limited to our profitability, laws and regulations affecting our business, fluctuations in foreign currency markets, the availability of future borrowings, the costs of current and future borrowings, credit risks of our customers and counterparties, including loans issued through our franchise lending program through ServiceMaster Acceptance Corporation (which is classified as discontinued operations as part of the ServiceMaster Brands Divestiture Group), our business transformation initiative and an impairment of the carrying value of goodwill or other indefinite-lived intangible assets. However, given the evolving health, economic, social, and governmental environments, the potential impact that COVID-19 could have on our risk factors that are further described in our 2019 Form 10-K remain uncertain.

ITEM 2. UNREGISTERED SALES OF REGISTERED SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total number of	Maximum dollar value
			shares purchased as	of shares that may yet
			part of publicly	be purchased under
	Total number of	Average price	announced plans or	the plans or programs
Period	shares purchased	paid per share	programs	(in millions)(1)
January 1, 2020 through January 31, 2020	95,445	$37.25	95,445	$100
February 1, 2020 through February 29, 2020	86,355	36.52	86,355	97
March 1, 2020 through March 31, 2020	3,565,521	27.16	3,565,521	—
Total	3,747,321	$27.64	3,747,321	$—

___________________________________

(1)On February 23, 2016, our board of directors authorized a three-year share repurchase program (that expired February 23, 2019), under which we were authorized to repurchase up to $300 million of outstanding shares of our common stock. Of the total amount authorized, $155 million was remaining on the date the program expired. On February 19, 2019, our board of directors approved a three-year extension of the share repurchase plan allowing for an aggregate of $150 million of repurchases through February 19, 2022. We utilized all remaining authority in the three months ended March 31, 2020.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1#

Letter Agreement, dated as of January 17, 2020, by and between Nikhil M. Varty and ServiceMaster Global Holdings, Inc. is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2020.

10.2#*	Employment Agreement, dated January 31, 2020, by and between Naren K. Gursahaney and ServiceMaster Global Holdings, Inc.
10.3#*	Employee Restricted Stock Unit Agreement, dated January 31, 2020, by and between Naren K. Gursahaney and ServiceMaster Global Holdings, Inc.
10.4#*	Employee Stock Option Agreement, dated January 31, 2020, by and between Naren K. Gursahaney and ServiceMaster Global Holdings, Inc.
10.5#*	Retention Agreement, dated January 28, 2020, by and between Dion Persson and ServiceMaster Global Holdings, Inc.
10.6#*	Retention Agreement, dated February 26, 2020, by and between Anthony D. DiLucente and ServiceMaster Global Holdings, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

___________________________________

# Denotes management compensatory plans, contracts or arrangements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2020

SERVICEMASTER GLOBAL HOLDINGS, INC.
(Registrant)

By:	/s/ Anthony D. DiLucente
Anthony D. DiLucente
Senior Vice President and Chief Financial Officer (Principal Financial Officer)