Form 10-Q
period 2020-06-30
SERVICEMASTER GLOBAL HOLDINGS INC
filed 2020-08-10
CIK 1428875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares of the registrant’s common stock outstanding as of August 3, 2020: 131,991,945 shares of common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$534	$494	$990	$913
Cost of services rendered and products sold	297	276	577	512
Selling and administrative expenses	143	138	283	261
Amortization expense	9	5	18	10
Acquisition-related costs	—	3	1	4
Fumigation related matters	—	(1)	—	—
Restructuring and other charges	8	2	12	8
Realized (gain) on investment in frontdoor, inc.	—	—	—	(40)
Interest expense	22	18	45	45
Interest and net investment income	(1)	(3)	(1)	(4)
Loss on extinguishment of debt	—	—	—	6
Income from Continuing Operations before Income Taxes	57	56	56	112
Provision for income taxes	18	14	16	17
Equity in earnings of joint venture	1	—	1	—
Income from Continuing Operations	40	42	41	95
Net earnings from discontinued operations	13	17	26	34
Net Income	$53	$59	$67	$129
Total Comprehensive Income	$54	$55	$19	$123
Weighted-average common shares outstanding - Basic	131.9	136.0	133.4	135.9
Weighted-average common shares outstanding - Diluted	132.0	136.5	133.5	136.3
Basic Earnings Per Share:
Income from Continuing Operations	$0.30	$0.31	$0.31	$0.70
Net earnings from discontinued operations	0.10	0.13	0.19	0.25
Net Income	0.40	0.43	0.50	0.95
Diluted Earnings Per Share:
Income from Continuing Operations	$0.30	$0.30	$0.31	$0.70
Net earnings from discontinued operations	0.10	0.13	0.19	0.25
Net Income	0.40	0.43	0.50	0.94

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2020	2019
Assets:
Current Assets:
Cash and cash equivalents	$302	$280
Receivables, less allowances of $22 and $21, respectively	205	178
Inventories	45	46
Prepaid expenses and other assets	68	81
Current assets held for sale	884	45
Total Current Assets	1,505	629
Other Assets:
Property and equipment, net	189	205
Operating lease right-of-use assets	86	95
Goodwill	2,103	2,096
Intangible assets, primarily trade names, service marks and trademarks, net	1,146	1,169
Restricted cash	89	89
Notes receivable	33	32
Long-term marketable securities	13	13
Deferred customer acquisition costs	96	94
Other assets	78	72
Long-term assets held for sale	—	829
Total Assets	$5,339	$5,322
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$115	$96
Accrued liabilities:
Payroll and related expenses	75	54
Self-insured claims and related expenses	84	72
Accrued interest payable	12	16
Other	108	82
Deferred revenue	112	107
Current portion of lease liability	18	19
Current portion of long-term debt	104	70
Current liabilities held for sale	54	40
Total Current Liabilities	683	557
Long-Term Debt	1,620	1,667
Other Long-Term Liabilities:
Deferred taxes	486	499
Other long-term obligations, primarily self-insured claims	196	158
Long-term lease liability	103	110
Long-term liabilities held for sale	—	9
Total Other Long-Term Liabilities	786	776
Commitments and Contingencies (Note 6)
Stockholders' Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 148,193,311 shares issued and 131,981,085 outstanding at June 30, 2020 and 147,872,959 shares issued and 135,408,054 outstanding at December 31, 2019)	2	2
Additional paid-in capital	2,348	2,334
Retained Earnings	358	291
Accumulated other comprehensive (loss) income	(40)	9
Less common stock held in treasury, at cost (16,212,226 shares at June 30, 2020 and 12,464,905 shares at December 31, 2019)	(417)	(313)
Total Stockholders' Equity	2,251	2,322
Total Liabilities and Stockholders' Equity	$5,339	$5,322

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions)

				Retained	Accumulated
			Additional	Earnings	Other
		Common	Paid-in	(Accumulated	Comprehensive	Treasury		Total
	Shares	Stock	Capital	Deficit)	(Loss) Income	Shares	Amount	Equity
Balance December 31, 2018	147	$2	$2,309	$156	$5	(12)	$(267)	$2,204
Net income	—	—	—	70	—	—	—	70
Other comprehensive loss, net of tax	—	—	—	—	(2)	—	—	(2)
Total comprehensive income (loss)	—	—	—	70	(2)	—	—	68
Exercise of stock options	—	—	5	—	—	—	—	5
Stock-based employee compensation	—	—	4	—	—	—	—	4
Repurchase of common stock	—	—	—	—	—	—	(2)	(2)
Balance March 31, 2019	148	$2	$2,318	$226	$3	(12)	$(269)	$2,280
Net income	—	—	—	59	—	—	—	59
Other comprehensive income, net of tax	—	—	—	—	(4)	—	—	(4)
Total comprehensive income (loss)	—	—	—	59	(4)	—	—	55
Exercise of stock options	—	—	4	—	—	—	—	4
Stock-based employee compensation	—	—	4	—	—	—	—	4
Repurchase of common stock	—	—	—	—	—	—	(15)	(15)
Balance June 30, 2019	148	$2	$2,326	$285	$(1)	(12)	$(283)	$2,329

Balance December 31, 2019	148	$2	$2,334	$291	$9	(12)	$(313)	$2,322
Net income	—	—	—	14	—	—	—	14
Other comprehensive loss, net of tax	—	—	—	—	(50)	—	—	(50)
Total comprehensive income (loss)	—	—	—	14	(50)	—	—	(36)
Exercise of stock options	—	—	2	—	—	—	—	2
Stock-based employee compensation	—	—	5	—	—	—	—	5
Repurchase of common stock	—	—	—	—	—	(4)	(103)	(103)
Balance March 31, 2020	148	$2	$2,341	$305	$(41)	(16)	$(417)	$2,190
Net income	—	—	—	53	—	—	—	53
Other comprehensive loss, net of tax	—	—	—	—	1	—	—	1
Total comprehensive income	—	—	—	53	1	—	—	54
Stock-based employee compensation	—	—	6	—	—	—	—	6
Balance June 30, 2020	148	$2	$2,348	$358	$(40)	(16)	$(417)	$2,251

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2020	2019
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	$368	$313
Cash Flows from Operating Activities from Continuing Operations:
Net Income	67	129
Adjustments to reconcile net income to net cash provided from operating activities:
Net earnings from discontinued operations	(26)	(34)
Depreciation expense	37	35
Amortization expense	18	10
Amortization of debt issuance costs	2	2
Amortization of lease right-of-use assets	9	9
Payments on fumigation related matters	—	(1)
Realized (gain) on investment in frontdoor, inc.	—	(40)
Loss on extinguishment of debt	—	6
Deferred income tax provision	—	8
Stock-based compensation expense	10	8
Gain on sale of marketable securities	—	(1)
Restructuring and other charges	12	8
Payments for restructuring and other charges	(6)	(9)
Acquisition-related costs	1	4
Payments for acquisition-related costs	(4)	(3)
Other	(10)	(9)
Change in working capital, net of acquisitions:
Receivables	(29)	(12)
Inventories and other current assets	(6)	(12)
Accounts payable	26	27
Deferred revenue	4	6
Accrued liabilities	31	(9)
Accrued interest payable	(4)	1
Current income taxes	40	5
Net Cash Provided from Operating Activities from Continuing Operations	172	124
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(15)	(13)
Business acquisitions, net of cash acquired	(24)	(115)
Origination of notes receivable	(20)	(56)
Collections on notes receivable	22	64
Net Cash Used for Investing Activities from Continuing Operations	(36)	(119)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	600
Payments of debt	(40)	(624)
Repurchase of common stock	(103)	(17)
Issuance of common stock	3	9
Net Cash Used For Financing Activities from Continuing Operations	(140)	(32)
Cash Flows from Discontinued Operations:
Cash provided from operating activities	27	32
Cash provided from investing activities	—	(2)
Cash used for financing activities	—	—
Net Cash Provided from Discontinued Operations	28	30
Effect of Exchange Rate Changes on Cash	(1)	—
Cash Increase During the Period	22	3
Cash and Cash Equivalents and Restricted Cash at End of Period	$391	$316

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

Exploration of Strategic Alternatives for ServiceMaster Brands

On January 21, 2020, we announced we are exploring strategic alternatives related to ServiceMaster Brands, including the potential sale of the business. The divestiture group includes the assets and liabilities of the ServiceMaster Brands businesses, which is comprised of the Amerispec, Furniture Medic, Merry Maids, ServiceMaster Clean and ServiceMaster Restore brands, ServiceMaster Acceptance Corporation, our financing subsidiary that was historically reported as part of European Pest Control and Other, and the ServiceMaster trade name (the “ServiceMaster Brands Divestiture Group”). These operations were reported in our Annual Report on Form 10-K as part of continuing operations. Beginning with the quarterly report on Form 10-Q for the period ended March 31, 2020, the ServiceMaster Brands business is classified as held for sale and reported in discontinued operations for all periods presented.

Recent Events

The effects of COVID-19 and related actions to attempt to control its spread negatively impacted our business beginning in the last few weeks of March 2020. On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic, and governments around the world mandated, orders to slow the transmission of the virus. States in the United States, including Tennessee, where we are headquartered, declared states of emergency, and countries around the world, including the United States, took steps to restrict travel, instituted work from home policies, enacted temporary closures of businesses, issued quarantine orders and took other restrictive measures in response to the COVID-19 pandemic. Uncertainty with respect to the economic effects of the pandemic and the restrictive policies to mitigate its spread have introduced significant volatility in the financial markets. The exact timing and pace of recovery are uncertain. Certain markets have reopened while others remain closed or have closed again in an effort to control the spread of the virus. Although demand for our services improved through the second quarter, it remains marginally below prior year demand, particularly in our Terminix Commercial service line.

Within the United States, our residential and commercial pest control and cleaning and restore businesses have been designated essential businesses by the U.S. Department of Homeland Security, which has allowed us to continue to serve our customers while ensuring the health and safety of our employees and our customers. We have also continued serving our customers in all of the international markets in which we operate.

Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our 2019 Form 10-K. There have been no material changes to the significant accounting policies for the six months ended June 30, 2020, other than those described below.

Adoption of New Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions and reasonable and supportable forecasts. This ASU also requires enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as the credit quality. We adopted this ASU on January 1, 2020, and this adoption did not have a material impact on our financial condition or the results of our operations.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement.” Under ASU 2018-13, entities are required to disclose the amount of total gains or losses for the period recognized in other comprehensive income that is attributable to fair value changes in assets and liabilities held as of the balance sheet date and categorized within Level 3 of the fair value hierarchy. Additionally, the ASU requires the disclosure of the range and weighted average used to develop significant unobservable inputs and how the weighted average was calculated for fair value measurements categorized within Level 3 of the fair value hierarchy. We adopted this ASU on January 1, 2020, and this adoption had no impact to our disclosures. See Note 16 for further discussion of our Level 3 investments.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements.” This ASU does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2020. We adopted the updates, as applicable, in 2020, and this adoption did not have a material impact on our financial condition or the results of our operations.

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

Note 3. Revenues

The following tables present our reportable segment revenues from continuing operations, disaggregated by revenue source. We disaggregate revenue from contracts with customers into major product lines. We have determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. As noted in the business segment reporting information in Note 15, our reportable segment is Terminix.

Revenue related to fumigation completion services and the related renewals (the “Fumigation Services”) is shown in Termite and Home Services below and prior period amounts related to the Fumigation Services have been reclassified from Fumigation to Termite and Home Services to conform to the current period presentation. Additionally, prior period revenue for Residential Pest Control and Commercial Pest Control has been reclassified to conform to the current period presentation.

			European Pest Control
	Terminix		and Other		Total
	Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,
(In millions)	2020	2019	2020	2019	2020	2019
Major service line
Residential Pest Control	$182	$182	$—	$—	$182	$182
Commercial Pest Control	107	105	—	—	107	105
Termite and Home Services	196	183	—	—	196	183
Sales of Products and Other	32	25	—	—	32	25
European Pest Control	—	—	17	—	17	—
Total	$517	$495	$17	$—	$534	$494

			European Pest Control
	Terminix		and Other		Total
	Six months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,
(In millions)	2020	2019	2020	2019	2020	2019
Major service line
Residential Pest Control	$341	$335	$—	$—	$341	$335
Commercial Pest Control	213	199	—	—	213	199
Termite and Home Services	351	339	—	—	351	339
Sales of Products and Other	50	41	—	—	50	41
European Pest Control	—	—	35	—	35	—
Total	$955	$914	$35	$—	$990	$913

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contracts with customers are generally for a period of one year or less and are generally renewable. We record a receivable related to revenue recognized on services once we have an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivables are recorded within Receivables, less allowances, on the Condensed Consolidated Statements of Financial Position. The current portion of Notes receivable, which represents amounts financed for Terminix customers, are included within Receivables, less allowances, on the condensed consolidated statement of financial position and totaled $31 million and $38 million as of June 30, 2020 and December 31, 2019, respectively.

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. For Terminix, amounts are recognized as revenue upon completion of services. Terminix had deferred revenue of $95 million and $92 million as of June 30, 2020 and December 31, 2019, respectively.

Changes in deferred revenue for the six months ended June 30, 2020 and 2019 were as follows:

(In millions)	Deferred revenue
Balance, December 31, 2019	$92
Deferral of revenue	63
Recognition of deferred revenue	(59)
Balance, June 30, 2020	$95

Balance, December 31, 2018	$91
Deferral of revenue	75
Recognition of deferred revenue	(68)
Balance, June 30, 2019	$97

Approximately $17 million and $15 million of deferred revenue is recognized in the Condensed Consolidated Statements of Financial Position in European Pest Control and Other as of June 30, 2020 and December 31, 2019, primarily related to our acquisition of Nomor. This amount is being evaluated and is subject to change as we finalize our purchase accounting. See Note 13 for further discussion.

There was approximately $16 million and $40 million of revenue recognized in the three and six months ended June 30, 2020, that was included in the deferred revenue balance as of December 31, 2019. There was approximately $19 million and $44 million of revenue recognized in the three and six months ended June 30, 2019, that was included in the deferred revenue balance as of December 31, 2018.

Note 4. Restructuring and Other Charges

We incurred restructuring charges of $8 million ($6 million, net of tax) and $2 million ($1 million, net of tax) in the three months ended June 30, 2020 and 2019, respectively. We incurred restructuring charges of $12 million ($9 million, net of tax) and $8 million ($6 million, net of tax) in the six months ended June 30, 2020 and 2019, respectively. Restructuring charges were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Terminix(1)	$4	$1	$5	$3
European Pest Control and Other(2)	4	1	7	4
Global Service Center relocation(3)	—	—	—	1
Total restructuring charges	$8	$2	$12	$8

___________________________________

(1)For the three and six months ended June 30, 2020, these charges included $2 million of severance and other costs and $2 million of impairment charges on our call center right of use assets, which we exited during the second quarter. Severance and other costs of $2 million were unpaid and accrued as of June 30, 2020. For the three and six months ended June 30, 2019, these charges included $1 million and $3 million, respectively, of severance and other costs.

(2)We have historically made changes on an ongoing basis to enhance capabilities and reduce costs in our corporate functions that provide company-wide administrative services to support operations, which represents costs to enhance capabilities and align corporate functions with those required to support our strategic needs as a pure play pest control company after the potential sale of the ServiceMaster Brands business and after the American Home Shield spin-off. Of the restructuring charges incurred by European Pest Control and Other, $3 million was unpaid and accrued as of June 30, 2020. For the three and six months ended June 30, 2020 and 2019, these charges were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Severance	$2	$—	$3	$1
Other costs(a)	2	1	4	4
Total European Pest Control and Other	$4	$1	$7	$4

___________________________________

(a)Represents costs incurred in connection with our CEO transition, charges associated with the marketing of our corporate aircraft for sale and accelerated depreciation on systems we are replacing with the implementation of our new customer experience platform.

(3)For the six months ended June 30, 2019, these charges included lease termination and other charges of $1 million related to our headquarter relocation.

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

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities—Other on the unaudited Condensed Consolidated Statements of Financial Position, is presented as follows:

Accrued
Restructuring
(In millions)	Charges
Balance as of December 31, 2019	$1
Costs incurred	12
Costs paid or otherwise settled	(8)
Balance as of June 30, 2020	$5

Balance as of December 31, 2018	$7
Costs incurred	8
Costs paid or otherwise settled	(12)
Balance as of June 30, 2019	$3

We expect substantially all of our accrued restructuring charges to be paid by December 31, 2020.

Note 5. Discontinued Operations

In January 2020, we announced we are exploring strategic alternatives related to ServiceMaster Brands in order to focus on our core pest control and termite business. We intend to complete our review of strategic alternatives and consummate a transaction, which may include the sale of the business, during the current fiscal year.

The ServiceMaster Brands Divestiture Group is classified as held for sale on the Condensed Consolidated Statements of Financial Position and as discontinued operations on the Condensed Consolidated Statements of Operations and Comprehensive Income and Condensed Consolidated Statements of Cash Flows for all periods presented. The net amount of assets and liabilities held for sale related to discontinued operations are required to be recorded at the lower of carrying value or fair value less costs to sell.

The following table summarizes the comparative financial results of discontinued operations which are presented as Net earnings from discontinued operations on the Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Revenue	$63	$66	$128	$128
Cost of services rendered and products sold	31	27	60	52
Selling and administrative expenses	10	12	22	26
Amortization expense	—	1	1	2
Restructuring and other charges(1)	5	1	9	2
Income before income taxes	18	24	35	47
Provision for income taxes	5	7	9	12
Net earnings from discontinued operations	$13	$17	$26	$34

___________________________________

(1)Includes $5 million and $9 million of professional fees and other costs incurred in connection with the strategic evaluation in the three and six months ended June 30, 2020, respectively.

The total assets and liabilities held for sale related to discontinued operations are stated separately in the Condensed Consolidated Statements of Financial Position and comprised the following items:

	As of	As of
(In millions)	June 30, 2020	December 31, 2019
Assets:
Current Assets:
Receivables, less allowances of $4 and $3, respectively	$44	$40
Inventories	4	2
Prepaid expenses and other assets	3	3
Total Current Assets	51	45
Other Assets:
Property and equipment, net	9	8
Operating lease right-of-use assets	2	2
Goodwill	178	183
Intangible assets, primarily trade names, service marks and trademarks, net	626	622
Notes receivable	11	13
Deferred customer acquisition costs	1	1
Other assets	1	1
Total Assets	$879	$875
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$11	$8
Accrued liabilities:
Payroll and related expenses	2	5
Other	27	23
Deferred revenue	4	4
Current portion of lease liability	1	1
Total Current Liabilities	44	40
Other Long-Term Liabilities:
Deferred taxes	2	1
Other long-term obligations	6	6
Long-term lease liability	1	2
Total Liabilities	$54	$50

All assets and liabilities held for sale were classified as Current assets held for sale and Current liabilities held for sale as of June 30, 2020 in the Condensed Consolidated Statements of Financial Position as it is probable the sale will occur within one year.

The following selected financial information of ServiceMaster Brands is included in the Condensed Consolidated Statements of Cash Flows as cash flows from discontinued operations:

	Three Months Ended June 30,
(In millions)	2020	2019
Depreciation	$—	$1
Amortization	—	1
Capital expenditures	(1)	(1)

In addition, during the six months ended June 30, 2020, the Company began marketing its corporate aircraft for sale and reclassified its book value of $5 million to Current assets held for sale on the Condensed Consolidated Statements of Financial Position.

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

A reconciliation of beginning and ending accrued self-insured claims, which are included in Accrued liabilities—Self-insured claims and related expenses and Other long-term obligations, primarily self-insured claims on the Condensed Consolidated Statements of Financial Position, net of insurance recoverables, which are included in Prepaid expenses and other assets and Other assets on the Condensed Consolidated Statements of Financial Position, is presented as follows :

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2019	$111
Provision for self-insured claims	24
Cash payments	(16)
Balance as of June 30, 2020	$119

Balance as of December 31, 2018	$111
Provision for self-insured claims	18
Cash payments	(14)
Balance as of June 30, 2019	$115

Our Terminix business is subject to a significant number of damage claims related to termite activity in homes for which we provide termite control services, often accompanied by a termite damage warranty. Our termite damage warranty is a differentiator in the industry that has enabled us to become a market leader of this product line. Termite damage claims include circumstances when a customer notifies us that they have experienced damage to their property and we reach an agreement to remediate that damage (a “Non-litigated Claim”); and circumstances when we do not reach an agreement with a customer to remediate the damage and that customer initiates litigation or arbitration proceedings (a “Litigated Claim”). We accrue for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Current activity can differ, causing a change in estimates which could be material.

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

Accrued
Termite Damage
(In millions)	Claims
Balance as of December 31, 2019	$80
Provision for termite damage claims	27
Cash payments	(24)
Balance as of June 30, 2020	$83

Balance as of December 31, 2018	$28
Provision for termite damage claims	16
Cash payments	(23)
Balance as of June 30, 2019	$21

On December 16, 2016, the U.S. Virgin Islands Department of Justice filed a civil complaint in the Superior Court of the Virgin Islands related to a fumigation incident in a matter styled Government of the United States Virgin Islands v. The ServiceMaster Company, LLC, The Terminix International Company Limited Partnership, and Terminix International USVI, LLC. The amount and extent of any potential penalties, fines sanctions, costs and damages that the federal or other governmental authorities may yet impose, investigation or other costs and reputational harm, as well as the impact of any additional civil, criminal or other claims or judicial, administrative or regulatory proceedings resulting from or related to the U.S. Virgin Islands fumigation matter, which could be material, is not currently known or estimable, and any such further penalties, fines, sanctions, costs or damages would not be covered under our general liability insurance policies.

In addition to the matters discussed above, in the ordinary course of conducting business activities, we and our subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. We accrue for these liabilities when it is probable the future costs will be incurred and such costs can be reasonably estimated. Current activity can differ, causing a change in estimates which could be material. These proceedings include insured and uninsured matters that are brought on an individual, collective, representative and class action basis, or other proceedings involving regulatory, employment, general and commercial liability, automobile liability, wage and hour, environmental, shareholder and other matters. We have entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court or other approvals, and which require compliance with the terms of the agreements. If one or more of our settlements are not finally approved and implemented, we could have additional or different exposure, which could be material. Subject to the paragraphs above, we do not expect any of these proceedings to have a material effect on our reputation, business, financial position, results of operations or cash flows; however, we can give no assurance that the results of any such proceedings will not materially affect our reputation, business, financial position, results of operations and cash flows.

Note 7. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets, primarily trade names, are not amortized and are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. There were no impairment charges recorded in the three and six months ended June 30, 2020 and 2019. There were no accumulated impairment losses recorded as of June 30, 2020. Customer relationships and Other intangible assets, which primarily includes trade names subject to amortization, are amortized over their respective useful lives. The table below summarizes the goodwill balances for continuing operations by reportable segment and European Pest Control and Other:

		European Pest
(In millions)	Terminix	Control and Other(1)	Total
Balance as of December 31, 2019	$1,946	$150	$2,096
Acquisitions	8	1	9
Impact of foreign exchange rates	(1)	—	(2)
Balance as of June 30, 2020	$1,953	$150	$2,103

___________________________________

(1)European Pest Control and Other includes goodwill related to pest control operations in Europe. See Note 13 for further discussion of these acquisitions and purchase price allocations.

The table below summarizes the other intangible asset balances for continuing operations:

	As of June 30, 2020			As of December 31, 2019
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$888	$—	$888	$888	$—	$888
Customer relationships	654	(437)	217	659	(423)	236
Other	78	(37)	41	79	(34)	45
Total	$1,621	$(474)	$1,146	$1,626	$(457)	$1,169

___________________________________

(1)Not subject to amortization.

For the existing intangible assets, we anticipate amortization expense for the remainder of 2020 and each of the next five years as follows:

(In millions)	2020	2021	2022	2023	2024	2025
Amortization expense	$18	$37	$35	$31	$23	$19

Note 8. Stock-Based Compensation

For the three months ended June 30, 2020 and 2019, we recognized stock-based compensation expense of $5 million ($4 million, net of tax) and $4 million ($3 million, net of tax), respectively. For the six months ended June 30, 2020 and 2019, we recognized stock-based compensation expense of $10 million ($7 million, net of tax) and $8 million ($6 million, net of tax), respectively. These charges are recorded within Selling and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

As of June 30, 2020, there were $42 million of total unrecognized compensation costs related to non-vested stock options, restricted stock units (“RSUs”) and performance share units granted under the Amended and Restated ServiceMaster Global Holdings, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). These remaining costs are expected to be recognized over a weighted-average period of 2.14 years.

On February 24, 2015, our board of directors approved and recommended for approval by our stockholders the ServiceMaster Global Holdings, Inc. Employee Stock Purchase Plan (“Employee Stock Purchase Plan”), which became effective for offering periods commencing July 1, 2015. The Employee Stock Purchase Plan was intended to qualify for the favorable tax treatment under Section 423 of the Code. Under the plan, eligible employees of the Company may purchase common stock, subject to IRS limits, during pre-specified offering periods at a discount established by the Company not to exceed 10 percent of the then current fair market value. On April 27, 2015, our stockholders approved the Employee Stock Purchase Plan with a maximum of one million shares of common stock authorized for sale under the plan. On November 3, 2015, we filed a registration statement on Form S-8 under the Securities Act to register the one million shares of common stock that may be issued under the Employee Stock Purchase Plan and, as a result, all shares of common stock acquired under the Employee Stock Purchase Plan will be freely tradable under the Securities Act, unless purchased by our affiliates. Our Compensation Committee amended the Employee Stock Purchase Plan in February 2019 to allow for more frequent purchase periods and to change the allowed 10 percent discount to a company match of 10 percent of employee contributions. The authorized number of shares remaining in the Employee Stock Purchase Plan was not changed from 843,584 and the expiration date of the Employee Stock Purchase Plan was not changed from April 27, 2025. As of June 30, 2020 there were 800,967 shares available for issuance under the Employee Stock Purchase Plan.

Note 9. Comprehensive (Loss) Income

Comprehensive (loss) income, which primarily includes net income, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation, is included in the Condensed Consolidated Statements of Operations and Comprehensive Income.

During the six months ended June 30, 2019, we terminated $479 million of our then-existing $650 million interest rate swap, receiving $12 million from the counterparty. We terminated the remaining $171 million of our then-existing $650 million interest rate swap later in 2019, receiving $1 million from the counterparty. The fair value of the terminated agreement of $12 million as of June 30, 2019, and $12 million as of December 31, 2019, is recorded within accumulated other comprehensive (loss) income on the Condensed Consolidated Statements of Financial Position and will be amortized into interest expense over the original term of the agreement. The remaining unamortized balance at June 30, 2020 is $8 million.

The following tables summarize the activity in accumulated other comprehensive (loss) income, net of the related tax effects.

	Unrealized
	Gains	Foreign
	(Losses) on	Currency
(In millions)	Derivatives	Translation	Total
Balance as of December 31, 2019	$13	$(5)	$9
Other comprehensive income before reclassifications:
Pre-tax amount	(55)	(6)	(61)
Tax provision	12	—	12
After-tax amount	(44)	(6)	(50)
Amounts reclassified within accumulated other comprehensive (loss) income(1)	10	(10)	—
Amounts reclassified from accumulated other comprehensive (loss) income(2)	1	—	1
Net current period other comprehensive (loss) income	(33)	(16)	(48)
Balance as of June 30, 2020	$(19)	$(20)	$(40)

Balance as of December 31, 2018	$20	$(15)	$5
Other comprehensive income before reclassifications:
Pre-tax amount	(11)	2	(9)
Tax benefit	6	—	6
After-tax amount	(5)	2	(3)
Amounts reclassified from accumulated other comprehensive (loss) income(2)	(2)	—	(2)
Net current period other comprehensive (loss) income	(7)	2	(5)
Balance as of June 30, 2019	$13	$(13)	$(1)

___________________________________

(1)Represents unrealized gains (losses) on our cross currency swap and net investment hedge related to foreign currency exchange rate fluctuations.

(2)Amounts are net of tax. Reclassifications out of accumulated other comprehensive (loss) income included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive (Loss) Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Gains (losses) on derivatives:
Fuel swap contracts	$(2)	$—	$(2)	$—
Cross currency swap and net investment hedge	(1)	2	—	3
Net gains (losses) on derivatives	(2)	2	(2)	3
Impact of income taxes	1	—	1	—
Total reclassifications for the period	$(2)	$2	$(1)	$2

Note 10. Supplemental Cash Flow Information

Supplemental information relating to the Condensed Consolidated Statements of Cash Flows is presented in the following table:

	Six Months Ended
	June 30,
(In millions)	2020	2019
Cash paid for or (received from):
Interest expense(1)	$42	$42
Interest and dividend income	(1)	(2)
Income taxes, net of refunds	(15)	17

___________________________________

(1)For the six months ended June 30, 2019, excludes $12 million received in connection with our partial terminations of the then-existing interest rate swap.

As of June 30, 2020 and December 31, 2019, Cash and cash equivalents of $302 million and $280 million, respectively, and Restricted cash of $89 million and $89 million, respectively, as presented on the condensed consolidated statements of financial position represent the amounts comprising Cash and cash equivalents and Restricted cash of $391 million and $368 million, respectively, on the Condensed Consolidated Statement of Cash Flows.

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

The non-cash lease transactions are described in Note 12. The proceeds from the frontdoor, inc. (“Frontdoor”) debt issuances described in Note 11 were retained by the lender in satisfaction of the short-term credit facility and have been excluded from the Condensed Consolidated Statements of Cash Flows as non-cash financing activities.

Note 11. Long-Term Debt

Long-term debt is summarized in the following table:

	As of	As of
	June 30,	December 31,
(In millions)	2020	2019
Senior secured term loan facility maturing in 2026(1)	$591	$593
Revolving credit facility maturing 2024	—	—
5.125% notes maturing in 2024(2)	743	742
7.45% notes maturing in 2027(3)	168	167
7.25% notes maturing in 2038(3)	40	40
Vehicle finance leases(4)	95	95
Other(5)	87	100
Less current portion(6)	(104)	(70)
Total long-term debt	$1,620	$1,667

__________________________________

(1)As of June 30, 2020 and December 31, 2019, presented net of $6 million in unamortized debt issuance costs in each period and $1 million of unamortized original issue discount in each period.

(2)As of June 30, 2020 and December 31, 2019, presented net of $7 million and 8 million, respectively of unamortized debt issuance costs.

(3)As of June 30, 2020 and December 31, 2019, collectively presented net of $27 million and $28 million, respectively, of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

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

(5)As of June 30, 2020 and December 31, 2019, includes approximately $86 million and $91 million, respectively, of future payments in connection with acquisitions.

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

The Term Loan Facility and the guarantees thereof are secured by substantially all of the tangible and intangible assets of the Company and certain of our domestic subsidiaries, excluding certain subsidiaries subject to regulatory requirements in various states, including pledges of all the capital stock of all direct domestic subsidiaries (other than foreign subsidiary holding companies, which are deemed to be foreign subsidiaries) owned by the Company or any Guarantor and of up to 65% of the capital stock of each direct foreign subsidiary owned by the Company or any Guarantor. The Term Loan Facility security interests are subject to certain exceptions, including, but not limited to, exceptions for (i) equity interests, (ii) indebtedness or other obligations of subsidiaries, (iii) real estate or (iv) any other assets, if the granting of a security interest therein would require that the 7.45% notes maturing in

2027 or 7.25% notes maturing in 2038 be secured. The Term Loan Facility is secured on a pari passu basis with the security interests created in the same collateral securing our $400 million revolving credit facility due 2024 (“the Revolving Credit Facility”).

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

In connection with the repayments of our previous Term Loan B due 2023 in 2019, we terminated $479 million of our then existing $650 million interest rate swap agreement, receiving $12 million from the counterparty. The remaining $171 million interest rate swap was terminated in November 2019 upon the final repayment of our previous Term Loan B due 2023, with no proceeds from the counterparty. The fair value of the terminated agreement of $12 million was recorded within accumulated other comprehensive income on the Condensed Consolidated Statements of Financial Position and is being amortized into interest expense over the original term of the agreement.

The changes in our interest rate swap agreement, as well as the cumulative interest rate swap outstanding, are as follows:

	Notional
(In millions)	Amount	Fixed Rate(1)
Interest rate swap agreement in effect as of December 31, 2018	$650	1.493%
Terminated	(479)
Entered into effect	—
Interest rate swap agreement in effect as of June 30, 2019	$171	1.493%
Terminated	(171)
Entered into effect	550	1.615%
Interest rate swap agreement in effect as of December 31, 2019	$550	1.615%
Terminated	—
Entered into effect	—
Interest rate swap agreement in effect as of June 30, 2020	$550	1.615%

___________________________________

(1)Before the application of the applicable borrowing margin.

In accordance with accounting standards for derivative instruments and hedging activities, and as further described in Note 16, our interest rate swap agreement is classified as a cash flow hedge, and, as such, is recorded on the Condensed Consolidated

Statements of Financial Position as either an asset or liability at fair value, with changes in fair value attributable to the hedged risks recorded in accumulated other comprehensive income.

Note 12. Leases

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

As of June 30, 2020 and December 31, 2019, assets recorded under finance leases were $231 million and $220 million, respectively, and accumulated depreciation associated with finance leases was $141 million and $127 million, respectively.

The components of lease expense were as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2020	2019	2020	2019
Finance lease cost
Depreciation of finance lease ROU assets	$10	$8	$20	$16
Interest on finance lease liabilities	1	1	2	2
Operating lease cost	6	6	13	13
Variable lease cost	1	1	1	1
Sublease income	(1)	(1)	(1)	(1)
Total lease cost	$17	$16	$33	$31

Supplemental cash flow information and other information for leases was as follows:

	Six months ended June 30,
(In millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$14	$12
Operating cash flows for finance leases	2	2
Financing cash flows for finance leases	20	16
ROU assets obtained in exchange for lease obligations:
Operating leases	3	5
Finance leases	16	22

As of June 30, 2020, there were $35 million and $60 million of finance leases included within Current portion of long-term debt and Long-term debt, respectively, on the Condensed Consolidated Statements of Financial Position. Future minimum lease payments under non-cancellable leases as of June 30, 2020 were as follows:

(In millions)	Operating Leases	Finance Leases
Year ended December 31,
2020 (excluding the six months ended June 30, 2020)	$13	$17
2021	22	28
2022	19	18
2023	15	12
2024	11	5
Thereafter	85	1
Total future minimum lease payments	165	81

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

During the six months ended June 30, 2020, our investment in acquisitions was $24 million, using available cash on hand, which included $7 million for seven tuck-in pest control acquisitions which have been accounted for as business combinations, as well as $18 million for final funding for two pest control acquisitions and minority interests completed in 2019 that were included in Accrued liabilities—Other on the Consolidated Statements of Financial Position as of December 31, 2019. Another $2 million of deferred purchase price on the 2020 acquisitions is due to the sellers between one year and three years from the acquisition dates. We recorded a preliminary value of $8 million of goodwill for the 2020 acquisitions. We also made a minority investment in a pest control company for approximately $7 million, which was unfunded and is included in Accrued liabilities—Other in the Condensed

Consolidated Statements of Financial Position as of June 30, 2020. During the six months ended June 30, 2020 we received $3 million from post-closing working capital adjustments related to acquisitions completed in 2019.

During the six months ended June 30, 2019, our investment in acquisitions was $115 million, using available cash on hand, for 19 pest control acquisitions which have been accounted for as business combinations. We recorded $76 million of goodwill, $4 million of trade names and $44 million of other intangibles, primarily customer lists, related to these acquisitions.

We continue to finalize the valuations of intangible and tangible assets acquired in the last 12 months and plan to finalize all purchase accounting within 12 months from the date of each acquisition. The following sets forth the adjustments made to purchase price allocations during the six months ended June 30, 2020:

			Other
(In millions)	Goodwill	Trade Names(1)	Intangible Assets(2)
Balance as of December 31, 2019	$309	$31	$197
Measurement period adjustments	—	—	(4)
Balance as of June 30, 2020	$310	$31	$192

___________________________________

(1)Subject to amortization.

(2)Primarily customer lists.

Supplemental cash flow information regarding the acquisitions was as follows:

	Six Months Ended
	June 30,
(In millions)	2020	2019
Assets acquired	$9	$133
Liabilities assumed	—	(6)
Net assets acquired	$9	$127

Net cash paid	$7	$115
Seller financed debt	2	9
Contingent earnout	—	3
Purchase price	$9	$127

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

Nomor is included in the Condensed Consolidated Statements of Financial Position based on an allocation of the purchase price. Given the timing and complexity of this acquisition, the presentation of Nomor in our financial statements, including the allocation of the purchase price, is preliminary and will likely change in future periods, perhaps significantly, as fair value estimates of the assets acquired and liabilities assumed are refined during the measurement period. Specifically, we are still evaluating the intangible and tangible assets acquired, deferred revenue balances, as well as the appropriate useful lives to assign to all assets, including intangibles. The majority of this purchase price is allocated to goodwill and is not expected to be deductible for income tax purposes. We will complete the purchase price allocation no later than the third quarter of 2020.

A preliminary purchase price allocation was as follows (in millions):

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

The following pro forma consolidated financial information presents the combined operations of ServiceMaster and Nomor for the three and six months ended June 30, 2019 (in millions, except per share data):

	(Unaudited)
	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Consolidated revenue	$509	$942
Consolidated net income	$60	$131
Basic earnings per share	$0.44	$0.96
Diluted earnings per share	$0.44	$0.96

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

Note 14. Income Taxes

As required by ASC 740, “Income Taxes,” we compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from continuing operations before income taxes, except for significant unusual or infrequently occurring items. Our estimated tax rate is adjusted each quarter in accordance with ASC 740.

The effective tax rate on income from continuing operations was 31.0 percent and 25.8 percent for the three months ended June 30, 2020 and 2019, respectively.

The effective tax rate on income from continuing operations was 28.5 percent and 15.5 percent for the six months ended June 30, 2020 and 2019, respectively. The effective tax rate on income from continuing operations for the six months ended June 30, 2019, was primarily affected by the disposition of the Frontdoor retained shares in a non-taxable debt-for-equity exchange that was recorded discretely in the three months ended March 31, 2019.

As of June 30, 2020 and December 31, 2019, we had $13 million and $14 million, respectively, of tax benefits primarily reflected in U.S. Federal and state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). Based on information currently available, it is reasonably possible that over the next 12 month period unrecognized tax benefits may decrease by $2 million as the result of settlements of ongoing audits, statute of limitation expirations or final settlements of uncertain tax positions in multiple jurisdictions. Our policy is to recognize interest income, interest expense and penalties related to our tax positions within the tax provision.

Note 15. Business Segment Reporting

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

Information regarding the accounting policies used by us are described in our 2019 Form 10-K. We derive substantially all of our revenue from customers and franchisees in the United States with approximately five percent generated in foreign markets as of June 30, 2020. Operating expenses of Terminix consist primarily of direct costs and indirect costs allocated from Corporate.

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

Information for continuing operations for Terminix and European Pest Control and Other is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Revenue:
Terminix	$517	$495	$955	$914
European Pest Control and Other	17	—	35	—
Total Revenue	$534	$494	$990	$913
Reportable Segment Adjusted EBITDA:(1)
Terminix	$120	$106	$184	$189

___________________________________

(1)

Presented below is a reconciliation of Net Income to Reportable Segment Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Net Income	$53	$59	$67	$129
Unallocated corporate expenses	—	(1)	1	(4)
Costs historically allocated to ServiceMaster Brands	3	3	6	6
European pest control	(2)	—	(3)	—
Depreciation and amortization expense	27	22	55	45
Acquisition-related costs	—	3	1	4
Fumigation related matters	—	(1)	—	—
Non-cash stock-based compensation expense	5	4	10	8
Restructuring and other charges	8	2	12	8
Realized (gain) on investment in frontdoor, inc.	—	—	—	(40)
Net earnings from discontinued operations	(13)	(17)	(26)	(34)
Provision for income taxes	18	14	16	17
Loss on extinguishment of debt	—	—	—	6
Interest expense	22	18	45	45
Reportable Segment Adjusted EBITDA	$120	$106	$184	$189

Note 16. Fair Value Measurements

The period-end carrying amounts of cash and cash equivalents, receivables, restricted cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported in interest and net investment income in the Condensed Consolidated Statements of Operations and Comprehensive Income. The carrying amount of total debt was $1,723 million and $1,737 million, and the estimated fair value was $1,776 million and $1,841 million as of June 30, 2020 and December 31, 2019, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of June 30, 2020 and December 31, 2019.

We have estimated the fair value of our financial instruments measured at fair value on a recurring basis using the market and income approaches. For deferred compensation trust assets and derivative contracts, which are carried at their fair values, our fair value estimates incorporate quoted market prices, other observable inputs (for example, forward interest rates) and unobservable inputs (for example, forward commodity prices) at the balance sheet date.

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

Changes in the fair value of these contracts are recorded within Other comprehensive (loss) income on the Condensed Consolidated Statements of Financial Position. Interest accruals and coupon payments are recognized directly in interest expense, thus reflecting a Swedish krona fixed rate. Upon discontinuation of the net investment hedge, the changes in spot value and any amounts excluded from the assessment of hedge effectiveness that have not been recognized in earnings will remain within CTA until the hedged net investment is sold, diluted, or liquidated.

We have not changed our valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the six month periods ended June 30, 2020 and 2019.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented were as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2020:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$13	$13	$—	$—
Total financial assets		$13	$13	$—	$—
Financial Liabilities:
Cross-currency interest rate swap	Other long-term obligations	$3	$—	$3	$—
Net investment hedge	Other long-term obligations	5	—	5	—
Fuel swap contracts	Accrued liabilities—Other and Other long-term obligations	2	—	—	2
Interest rate swap contract	Accrued liabilities—Other and Other long-term obligations	38	—	38	—
Total financial liabilities		$47	$—	$46	$2

As of December 31, 2019:
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$13	$13	$—	$—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	1	—	—	1
Interest rate swap contracts	Other assets	5	—	5	—
Total financial assets		$19	$13	$5	$1
Financial Liabilities:
Interest rate swap contracts	Accrued liabilities—Other and Other long-term obligations	$1	$—	$1	$—
Total financial liabilities		$1	$—	$1	$—

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

	Fuel Swap
	Contract
	Assets
(In millions)	(Liabilities)	Location of Gain (Loss) included in Earnings
Balance as of December 31, 2019	$1
Total gains (losses) (realized and unrealized)
Included in earnings	2	Cost of services rendered and products sold
Included in other comprehensive income	(4)
Settlements	—
Balance as of June 30, 2020	$(2)

Balance as of December 31, 2018	$(4)
Total gains (losses) (realized and unrealized)
Included in earnings	—	Cost of services rendered and products sold
Included in other comprehensive income	3
Settlements	—
Balance as of June 30, 2019	$—

The following tables present information relating to the significant unobservable inputs of our Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of June 30, 2020:
Fuel swap contracts	$(2)	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.02 - $2.32	$2.16
As of December 31, 2019:
Fuel swap contracts	$1	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.37 - $2.80	$2.61

___________________________________

(1)Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

As of June 30, 2020, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $35 million, maturing through 2021. Under the terms of our fuel swap contracts, we are required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of June 30, 2020, we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were issued under the Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. See Note 9 to the condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in accumulated other comprehensive income and for the amounts reclassified out of accumulated other comprehensive income and into earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a loss of $6 million, net of tax, as of June 30, 2020. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

Additionally, we hold minority interests in several strategic investments that do not have readily determinable fair values and are recorded at cost and are remeasured upon the occurrence of observable price changes or impairments, with adjustments to arrive at fair value recognized in our Condensed Consolidated Statements of Operations and Comprehensive Income within Interest and net investment income. The investments are included within Other Assets on the Condensed Consolidated Statements of Financial Position. At June 30, 2020, the carrying amount of these investments was $4 million.

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

A reconciliation of the amounts included in the computation of basic earnings per share from continuing operations and diluted earnings per share from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In millions, except per share data)	2020	2019	2020	2019
Income from continuing operations	$40	$42	$41	$95
Weighted-average common shares outstanding	131.9	136.0	133.4	135.9
Effect of dilutive securities:
RSUs(1)	0.1	0.2	0.1	0.2
Stock options(2)	—	0.3	—	0.2
Weighted-average common shares outstanding—assuming dilution	132.0	136.5	133.5	136.3
Basic earnings per share from continuing operations	$0.30	$0.31	$0.31	$0.70
Diluted earnings per share from continuing operations	$0.30	$0.30	$0.31	$0.70

___________________________________

(1)RSUs to purchase 0.1 million shares for the three and six months ended June 30, 2020 were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

(2)Options to purchase 1.6 million shares for the three months ended June 30, 2020, and 1.4 million and 0.4 million shares for the six months ended June 30, 2020, and 2019, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

On January 21, 2020, we announced we are exploring strategic alternatives relating to ServiceMaster Brands, including the potential sale of the business. As a result of this plan, the ServiceMaster Brands Divestiture Group is classified as held for sale and the financial results of the ServiceMaster Brands Divestiture Group as of and for the period ended June 30, 2020, and for all periods prior to June 30, 2020, have been reflected within the disclosures of this Management’s Discussion and Analysis of Financial Condition and Results of Operations as discontinued operations. See Note 5 to the condensed consolidated financial statements for further information.

Overview

Our reportable segment, Terminix, provides residential and commercial termite and pest control under the following leading brands: Terminix, Terminix Commercial, Copesan, Assured Environments, Gregory Pest Solutions and McCloud Services. Our European pest control operations, primarily operating under our Nomor and Terminix brands, are reported in European Pest Control and Other, in addition to our captive insurance subsidiary which provides automobile, workers’ compensation and general liability coverage to Terminix and our headquarters operations (substantially all of which costs are allocated to Terminix), which provide various technology, finance, legal and other support services to Terminix.

Our financial statements will include non-recurring costs incurred to evaluate, plan and execute the exploration of strategic alternatives related to ServiceMaster Brands, including the potential sale of the business. Costs are primarily related to third-party consulting and other incremental costs directly associated with the strategic alternatives exploration process. Net earnings from discontinued operations for the three months and six months ended June 30, 2020 included charges of $5 million and $9 million, respectively, related to the initiative. We expect to incur charges of $15 million to $20 million in 2020 related to the initiative. In addition, we expect incremental capital expenditures will be required to effect the initiative of $8 million to $12 million, principally reflecting costs to replicate information technology systems historically shared by our business units.

New CEO Appointment

On August 6, 2020, we announced the appointment of Brett T. Ponton as Chief Executive Officer of the Company and as a member of the board of directors of the Company, in each case, effective as of a date to be agreed upon between the Company and Mr. Ponton, with such date being on or around September 15, 2020 and no later than October 1, 2020.

Recent Events and 2020 Outlook

During the three and six months ended June 30, 2020, the effects of COVID-19 and related actions to attempt to control its spread negatively impacted our business, beginning in the last few weeks of March. On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic, and governments around the world mandated orders to slow the transmission of the virus. States in the United States, including Tennessee, where we are headquartered, declared states of emergency, and countries around the world, including the United States, took steps to restrict travel, instituted work from home policies, enacted temporary closures of businesses, issued quarantine orders and took other restrictive measures in response to the COVID-19 pandemic. Uncertainty with respect to the economic effects of the pandemic and the restrictive policies to mitigate its spread have introduced significant volatility in the financial markets. The exact timing and pace of the recovery are uncertain as certain markets have reopened, while others remain closed or have closed again in an effort to control the spread of the virus. Although demand for our services improved through the second quarter, it remains marginally below prior year, particularly in our Terminix Commercial service line.

Within the United States, our residential and commercial pest control and cleaning and restore businesses have been designated an essential business by the U.S. Department of Homeland Security, has allowed us to continue to serve our customers while ensuring the health and safety of our employees and our customers. As the States have re-opened for business during the second quarter, all of our brands have been fully operational. We have also continued serving our customers in all of the international markets in which we operate.

In response to these developments, beginning in March and continuing through the second quarter of 2020, we implemented contingency planning designed to ensure the safety and productivity of our workforce. We have implemented technology to facilitate remote working, with most back-office and all call center employees working remotely and field support personnel working remotely where possible. We plan to leverage these new remote working capabilities to reduce ongoing operating costs once we emerge from this event. We have global and regional crisis teams in place monitoring the rapidly evolving situation and recommending risk mitigation actions that we have already implemented, including instituting travel restrictions as well as visitor protocols and developing and maintaining social distancing practices. We have assessed and are implementing continuity plans to provide customers with continued service, including procuring and providing personal protective equipment to all front-line personnel. There has been no material impact on supply for most of our sourced materials and for those sourced materials that have been impacted to any degree, continuity plans have been activated. Additionally, we are taking additional actions to improve our liquidity, including capital expenditure and operating expense reductions.

In reaction to customer demands, Terminix and ServiceMaster Brands have launched one-time and recurring sanitization and disinfection services, which will help all businesses, including those deemed essential, maintain clean work areas while staying in compliance with federal, state, and local public health protocols.

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

Revenue. Our revenue results are primarily a function of the volume and pricing of the services and products provided to our customers by our business as well as the mix of services and products provided. The volume of our revenue in Terminix is impacted by new unit sales, the retention of our existing customers and acquisitions. Revenue results presented in European Pest Control and Other are primarily comprised of our pest control operations in Europe. We serve both residential and commercial customers, principally in the United States. As of June 30, 2020, approximately 95 percent of our revenue was generated by sales in the United States. Franchise fees from our Terminix franchisees represented less than one percent of revenue for the three and six months ended June 30, 2020.

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

Results of Operations

The following table shows the results of operations from continuing operations for the three and six months ended June 30, 2020 and 2019, which reflects the results of acquired businesses from the relevant acquisition dates. Results of the ServiceMaster Brands Divestiture Group are presented below in “—Discontinued Operations – ServiceMaster Brands Divestiture Group.”

	Three Months Ended		Increase
	June 30,		(Decrease)	% of Revenue

(In millions)	2020	2019	2020 vs. 2019	2020	2019
Revenue	$534	$494	8%	100%	100%
Cost of services rendered and products sold	297	276	8	56	56
Selling and administrative expenses	143	138	3	27	28
Amortization expense	9	5	77	2	1
Acquisition-related costs	—	3	*	—	1
Fumigation related matters	—	(1)	*	—	—
Restructuring and other charges	8	2	*	1	—
Interest expense	22	18	18	4	4
Interest and net investment income	(1)	(3)	*	—	(1)
Income from Continuing Operations before Income Taxes	57	56	*	11	11
Provision for income taxes	18	14	*	3	3
Equity in earnings of joint venture	1	—	*	—	—
Income from Continuing Operations	$40	$42	*	7%	8%

________________________________

* not meaningful

	Six Months Ended		Increase
	June 30,		(Decrease)	% of Revenue

(In millions)	2020	2019	2020 vs. 2019	2020	2019
Revenue	990	913	8%	100%	100%
Cost of services rendered and products sold	577	512	13	58	56
Selling and administrative expenses	283	261	8	29	29
Amortization expense	18	10	83	2	1
Acquisition-related costs	1	4	*	—	—
Realized (gain) on investment in frontdoor, inc.	—	(40)	*	—	(4)
Restructuring and other charges	12	8	*	1	1
Interest expense	45	45	(1)	5	5
Interest and net investment income	(1)	(4)	*	—	—
Loss on extinguishment of debt	—	6	*	—	1
Income from Continuing Operations before Income Taxes	56	112	*	6	12
Provision for income taxes	16	17	*	2	2
Equity in earnings of joint venture	1	—	*	—	—
Income from Continuing Operations	41	95	*	4%	10%

________________________________

* not meaningful

Revenue

We reported revenue of $534 million and $494 million for the three months ended June 30, 2020 and 2019, respectively and revenue of $990 million and $913 million for the six months ended June 30, 2020 and 2019, respectively. A summary of changes in revenue is included in the tables below. See “—Segment Review” for a discussion of the drivers of the year-over-year changes.

		European Pest
(In millions)	Terminix	Control and Other	Total
Three Months Ended June 30, 2019	$495	$—	$494
Residential Pest Control(1)	—	—	—
Commercial Pest Control(2)	2	—	2
Termite and Home Services(3)	13	—	13
Sale of Products and Other(4)	7	—	7
European Pest Control	—	17	17
Three Months Ended June 30, 2020	$517	$17	$534

_________________________________

(1)Includes growth from acquisitions of approximately $2 million for the three months ended June 30, 2020.

(2)Includes growth from acquisitions of approximately $11 million for the three months ended June 30, 2020.

(3)Includes growth from acquisitions of approximately $1 million for the three months ended June 30, 2020.

(4)Includes growth from acquisitions of approximately $9 million for the three months ended June 30, 2020.

		European Pest
(In millions)	Terminix	Control and Other	Total
Six Months Ended June 30, 2019	$914	$—	$913
Residential Pest Control (1)	6	—	6
Commercial Pest Control (2)	15	—	15
Termite and Home Services(3)	12	—	12
Sale of Products and Other(4)	9	—	9
European Pest Control	—	35	35
Six Months Ended June 30, 2020	$955	$35	$990

(1)Includes growth from acquisitions of approximately $4 million for the six months ended June 30, 2020.

(2)Includes growth from acquisitions of approximately $21 million for the six months ended June 30, 2020.

(3)Includes growth from acquisitions of approximately $3 million for the six months ended June 30, 2020.

(4)Includes growth from acquisitions of approximately $13 million for the six months ended June 30, 2020.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $297 million and $276 million for the three months ended June 30, 2020 and 2019, respectively, and $577 million and $512 million for the six months ended June 30, 2020 and 2019, respectively. The following tables provide a summary of changes in cost of services rendered and products sold:

		European Pest
(In millions)	Terminix	Control and Other	Total
Three Months Ended June 30, 2019	$277	$(1)	$276
Impact of change in revenue(1)	15	12	27
Damage claims	8	—	8
Production labor	(5)	—	(5)
Chemicals and materials	(2)	—	(2)
Vehicle and fuel	(4)	—	(4)
Other	(4)	1	(3)
Three Months Ended June 30, 2020	$286	$12	$297

_________________________________

(1)For Terminix, includes approximately $16 million for the three months ended June 30, 2020 from acquisitions. For European Pest Control and Other, includes approximately $12 million for the three months ended June 30, 2020 from acquisitions.

For Terminix, the increase in damage claims was driven by increased Non-Litigated Claims and Litigated Claims, primarily in the Mobile Bay Area, as well as the costs related to mitigation efforts in the Mobile Bay Area intended to reduce future damage claims. The decrease in production labor was driven by improved employee retention and labor management. The decrease in chemicals and materials was driven by a favorable shift in the mix of services performed. The decrease in vehicle and fuel was driven by improvements in fleet management and lower fuel prices.

		European Pest
(In millions)	Terminix	Control and Other	Total
Six Months Ended June 30, 2019	$516	$(3)	$512
Impact of change in revenue(1)	28	25	53
Damage claims	14	—	14
Production labor	(1)	—	(1)
Chemicals and materials	1	—	1
Vehicle and fuel	(3)	—	(3)
Insurance program	—	5	5
Other	(4)	—	(4)
Six Months Ended June 30, 2020	$551	$26	$577

_________________________________

(1)For Terminix, includes approximately $28 million for the six months ended June 30, 2020 from acquisitions. For European Pest Control and Other, includes approximately $25 million for the six months ended June 30, 2020 from acquisitions.

For Terminix, the increase in damage claims was driven by increased Non-Litigated Claims and Litigated Claims, primarily in the Mobile Bay Area, as well as the costs related to mitigation efforts in the Mobile Bay Area intended to reduce future damage claims. The decrease in production labor was driven, in part, by improved employee retention and labor management. The increase in chemicals and materials was driven by increased personal protective equipment and sanitization purchases in response to COVID-19, offset by a decrease driven by a favorable shift in the mix of services performed. The decrease in vehicle and fuel was driven by improvements in fleet management and lower fuel prices.

For European Pest Control and Other, the six months ended June 30, 2020 were unfavorably impacted by $1 million of adjustments in our automobile, general liability and workers’ compensation program, as compared to favorable adjustments of $3 million in the six months ended June 30, 2019.

Selling and Administrative Expenses

We reported selling and administrative expenses of $143 million and $138 million for the three months ended June 30, 2020 and 2019, respectively, and $283 million and $261 million for the six months ended June 30, 2020, and 2019, respectively. For the three months ended June 30, 2020 and 2019, selling and administrative expenses comprised general and administrative expenses of $73 million and $71 million, respectively, and selling and marketing expenses of $70 million and $68 million, respectively. For the six months ended June 30, 2020 and 2019, selling and administrative expenses comprised general and administrative expenses of $153 million and $139 million, respectively, and selling and marketing expenses of $130 million and $122 million, respectively. The following tables provide a summary of changes in selling and administrative expenses:

		European Pest
(In millions)	Terminix	Control and Other	Total
Three Months Ended June 30, 2019	$124	$14	$138
Sales and marketing	(1)	—	(1)
Acquisition selling and administrative expenses	3	5	8
Corporate administrative expenses	(4)	—	(4)
Other	3	(1)	2
Three Months Ended June 30, 2020	$124	$19	$143

Terminix and European Pest Control and Other reflect higher selling and administrative expenses as a result of acquisitions. The decrease in corporate administrative expenses was driven by actions taken to reduce the cost of our corporate headquarters operations.

		European Pest
(In millions)	Terminix	Control and Other	Total
Six Months Ended June 30, 2019	$234	$27	$261
Sales and marketing costs	1	—	1
Acquisition selling and administrative expenses	7	10	17
Investments in growth	4	—	4
Other	2	(1)	1
Six Months Ended June 30, 2020	$248	$36	$283

Terminix and European Pest Control and Other reflect higher selling and administrative expenses as a result of acquisitions. The increase in investments in growth was primarily related to our investment in a new customer experience platform.

Amortization Expense

Amortization expense was $9 million and $5 million in the three months ended June 30, 2020 and 2019, respectively, and $18 million and $10 million in the six months ended June 30, 2020 and 2019, respectively. The increase in amortization expense primarily reflects the effect of recent acquisitions.

Acquisition-Related Costs

There were no acquisition-related costs in the three months ended June 30, 2020. Acquisition-related costs were $3 million in the three months ended June 30, 2019, and $1 million and $4 million in the six months end June 30, 2020 and 2019, respectively.

Fumigation Related Matters

There were no charges accrued for fumigation related matters in the three and six months ended June 30, 2020. We reversed a previously accrued $1 million charge for fumigation related matters due to favorable activity in the three months ended June 30, 2019, and there was no charge for fumigation related matters in the six months ended June 30, 2019.

Restructuring and Other Charges

We incurred restructuring charges of approximately $8 million and $2 million in the three months ended June 30, 2020 and 2019, respectively, and $12 million and $8 million in the six months ended June 30, 2020 and 2019, respectively. Restructuring charges were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Terminix(1)	$4	$1	$5	$3
European Pest Control and Other(2)	4	1	7	4
Global Service Center relocation(3)	—	—	—	1
Total restructuring charges	$8	$2	$12	$8

_________________________________

(1)For the three and six months ended June 30, 2020, these charges included $2 million of severance and other costs and $2 million of impairment charges on our call center right of use assets which we exited during the second quarter. For the three and six months ended June 30, 2019, these charges included $1 million and $3 million, respectively, of severance and other costs.

(2)We have historically made changes on an ongoing basis to enhance capabilities and reduce costs in our corporate functions that provide company-wide administrative services to support operations. For the three and six months ended June 30, 2020 and 2019, these charges were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Severance	$2	$—	$3	$1
Other costs(a)	2	1	4	4
Total European Pest Control and Other	$4	$1	$7	$4

___________________________________

(a)Represents costs incurred in connection with our CEO transition, charges associated with the marketing of our corporate aircraft for sale and accelerated depreciation on systems we are replacing with the implementation of our new customer experience platform.

(3)For the six months ended June 30, 2019, these charges included lease termination and other charges of $1 million related to our headquarter relocation.

Realized (Gain) on Investment in frontdoor, inc.

We recorded a gain of $40 million related to the sale of our retained investment in Frontdoor in the six months ended June 30, 2019, with no similar gain recorded in the other periods presented.

Interest Expense

Interest expense was $22 million and $18 million in the three months ended June 30, 2020 and 2019, respectively, and $45 million and $45 million in the six months ended June 30, 2020 and 2019, respectively. The increase in interest expense was due to an increase in our average long-term debt balance to fund acquisitions completed in the fourth quarter of 2019.

Interest and Net Investment Income

Interest and net investment income was $1 million and $3 million for the three months ended June 30, 2020 and 2019, respectively, and $1 million and $4 million in the six months ended June 30, 2020 and 2019, respectively. Interest and net investment income is comprised of net investment gains and losses from equity investments and other strategic investments and interest income on other cash balances.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $6 million was recorded in the six months ended June 30, 2019. No similar loss was recognized in the three months ended June 30, 2020 and 2019 or the six months ended June 30, 2020. See Note 11 to the condensed consolidated financial statements for more details.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes was $57 million and $56 million income for the three months ended June 30, 2020 and 2019, respectively, and $56 million and $112 million for the six months ended June 30, 2020 and 2019, respectively. The change in income from continuing operations before income taxes primarily reflects the net effect of year-over-year changes in the following items:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In millions)	2020 vs. 2019	2020 vs. 2019
Income from continuing operations before income taxes, June 30, 2019	$56	$112
Reportable segment and European Pest Control and Other(1)	15	(8)
Depreciation expense(2)	(1)	(2)
Amortization expense(3)	(4)	(8)
Acquisition-related costs(4)	3	3
Restructuring and other charges(5)	(6)	(4)
Loss on extinguishment of debt(6)	—	6
Realized (gain) on investment in frontdoor, inc.(7)	—	(40)
Interest expense(8)	(3)	—
Other(9)	(3)	(3)
Income from continuing operations before income taxes, June 30, 2020	$57	$56

___________________________________

(1)Represents the net change in Adjusted EBITDA as described in “—Segment Review.”

(2)Represents the net change in depreciation expense, driven by investments in vehicles and technology.

(3)Represents the net change in amortization expense as described in “—Amortization Expense.”

(4)Represents the net change in acquisition-related costs as described in “—Acquisition Related Charges.”

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

(9)Primarily represents the net change in stock-based compensation and interest and net investment income.

Provision for Income Taxes

The effective tax rate on income from continuing operations was 31.0 percent and 25.8 percent for the three months ended June 30, 2020 and 2019, respectively, and 28.5 percent and 15.5 percent for the six months ended June 30, 2020 and 2019, respectively. The effective tax rates on income from continuing operations for the six months ended June 30, 2019 was primarily affected by the disposition of the Frontdoor retained shares in a non-taxable debt-for-equity exchange that was recorded discretely in the three months ended March 31, 2019.

Net Earnings from Discontinued Operations

In January 2020, we announced we are exploring strategic alternatives related to ServiceMaster Brands, including a potential sale of the business. Net earnings from discontinued operations were $13 million and $17 million for the three months ended June 30, 2020 and 2019, respectively, and $26 million and $34 million for the six months ended June 30, 2020 and 2019, respectively, and reflect the results of the ServiceMaster Brands Divestiture Group. Net earnings from discontinued operations for the three and six months ended June 30, 2020 include costs related to third-party consulting and other incremental costs directly associated with the strategic alternatives exploration process of $5 million and $9 million, respectively.

Net Income

Net income was $53 million and $59 million for the three months ended June 30, 2020 and 2019, respectively, which was primarily driven by a $1 million increase in income from continuing operations before income taxes offset by $4 million lower net earnings from discontinued operations in the three months ended June 30, 2020. Net income was $67 million and $129 million in the six months ended June 30, 2020 and 2019, respectively, which was primarily driven by a $56 million decrease in income from continuing operations before income taxes and $8 million lower net earnings from discontinued operations in the six months ended June 30, 2020.

Segment Review

The following discussion of our business segment results should be read in conjunction with the footnote disclosures presented in the notes to the condensed consolidated financial statements included in this report.

Revenue and Adjusted EBITDA were as follows:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
(In millions)	2020	2019	(Decrease)	2020	2019	(Decrease)
Revenue:
Terminix	$517	$495	5%	$955	$914	5%
European Pest Control and Other	17	—	*	35	—	*
Total Revenue:	$534	$494	8%	$990	$913	8%
Adjusted EBITDA:(1)
Terminix Reportable Segment Adjusted EBITDA	$120	$106	14%	$184	$189	(3)%
European Pest Control and Other(2)	2	1	16	1	4	(65)
Costs historically allocated to ServiceMaster Brands(3)	(3)	(3)	*	(6)	(6)	*
Total Adjusted EBITDA	$119	$104	15%	$179	$187	(4)%

___________________________________

* not meaningful

(1)See Note 15 to the condensed consolidated financial statements for our definition of Adjusted EBITDA and a reconciliation of Net Income to Reportable Segment Adjusted EBITDA.

(2)Represents results from our pest control operations in Europe and unallocated corporate gains, net of expenses, primarily related to our automobile, general liability and workers’ compensation insurance program.

(3)Includes amounts historically allocated to the ServiceMaster Brands Divestiture Group not permitted to be classified as discontinued operations under GAAP.

Terminix Segment

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a five percent increase in revenue and a 14 percent increase in Adjusted EBITDA for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Revenue

Revenue by service line was as follows:

	Three Months Ended
	June 30,

(In millions)	2020	2019	Growth		Acquired		Organic
Residential Pest Control	$182	$182	$—	—%	$2	1%	$(1)	(1)%
Commercial Pest Control	107	105	2	2%	11	11%	(10)	(9)%
Termite and Home Services	196	183	13	7%	1	1%	12	7%
Other	32	25	7	29%	9	38%	(2)	(9)%
Total revenue	$517	$495	$22	5%	$23	5%	$(1)	—%

Residential pest control revenue was flat. The organic revenue decline of one percent was driven by lower summer sales units, bed bug and other one-time sales and service postponements in recurring pest, all driven by COVID-19. Service postponements peaked in April, but moderated throughout the rest of the second quarter as customers became comfortable with the safety protocols we implemented in response to COVID-19, but remain higher than the second quarter of 2019. New one-time sales, such as bed bug services, declined by approximately $3 million in the quarter due to COVID-19. The delayed start and reduction in scope of our summer sales program also resulted in an approximately $3 million revenue decline in the quarter. These declines were offset by improved price realization. Residential pest control revenue in the quarter also increased one percent from acquisitions completed during the last 12 months.

Commercial pest control revenue growth was two percent, reflecting growth from acquisitions of 11 percent, offset by organic revenue declines of nine percent. The commercial pest control organic revenue decline was driven by lower sales of non-recurring services and service postponements due to business closures from COVID-19. Our new sanitization and disinfection services, which may be one-time or recurring services, did not have a meaningful impact on the second quarter of 2020. Commercial pest control revenue in the quarter also increased 11 percent from acquisitions completed during the last 12 months, including Gregory Pest Solutions and McCloud Services which were completed during the fourth quarter of 2019.

Termite revenue, including wildlife exclusion, crawl space encapsulation and attic insulation, which are managed as a component of our termite line of business, growth was seven percent. The growth in this service line reflects an increase in core termite new unit sales driven by the launch of a new monthly pay tiered product offering and a strong termite swarm season in certain markets.

In the three months ended June 30, 2020, termite renewal revenue comprised 43 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

Adjusted EBITDA

The following table provides a summary of changes in the Terminix’s Adjusted EBITDA:

(In millions)
Three Months Ended June 30, 2019	$106
Impact of organic revenue growth	1
Damage claims	(8)
Production labor	5
Chemicals and materials	2
Vehicle and fuel	4
Sales and marketing	1
Corporate administrative expenses	4
Other	2
Impact of acquisitions	4
Three Months Ended June 30, 2020	$120

The increase in termite damage claims was driven by increased Non-Litigated Claims and Litigated Claims, primarily in the Mobile Bay Area, as well as the costs of the termite damage claim mitigation program in the Mobile Bay Area. The decrease in production labor was driven, in part, by improved employee retention and improved labor management. The decrease in chemicals and materials was driven by a favorable shift in the mix of services performed. The decrease in vehicle and fuel was driven by improvements in fleet management and lower fuel prices. The decrease in corporate administrative expenses was driven by actions taken to reduce the cost of our corporate headquarters operations.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The Terminix segment reported a five percent increase in revenue and a three percent decrease in Adjusted EBITDA for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Revenue

Revenue by service line is as follows:

	Six Months Ended
	June 30,

(In millions)	2020	2019	Growth		Acquired		Organic
Residential Pest Control	$341	$335	$6	2%	$4	1%	$1	—%
Commercial Pest Control	213	199	15	7%	21	11%	(6)	(3)%
Termite and Home Services	351	339	12	4%	3	1%	9	3%
Other	50	41	9	23%	13	31%	(3)	(8)%
Total revenue	$955	$914	$42	5%	$41	4%	$1	—%

Residential pest control revenue increased two percent reflecting flat organic growth. Residential pest control revenue also increased one percent from acquisitions completed during the last 12 months. Organic revenue was flat, driven by lower new summer sales units, bed bug and other one-time sales and temporary service postponements in recurring pest, principally driven by the impact of COVID-19 on second quarter results.

Commercial pest control revenue increased seven percent. The commercial pest control organic revenue decline of three percent was driven by lower sales of non-recurring services and service postponements due to business closures from COVID-19. Commercial pest control revenue also increased 11 percent from acquisitions completed during the last 12 months, including Gregory Pest Solutions and McCloud Services which were completed during the fourth quarter of 2019.

Termite revenue, including wildlife exclusion, crawl space encapsulation and attic insulation, which are managed as a component of our termite line of business, increased four percent compared to prior year, primarily reflecting an increase in core termite new unit sales and improved price realization. In the six months ended June 30, 2020, termite renewal revenue comprised 48 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

Adjusted EBITDA

The following table provides a summary of changes in Terminix’s Adjusted EBITDA:

(In millions)
Six Months Ended June 30, 2019	$189
Impact of change in revenue	3
Damage claims	(14)
Production labor	1
Chemicals and materials	(1)
Vehicle and fuel	3
Sales and marketing	(1)
Investments in growth	(4)
Other	3
Impact of acquisitions	5
Six Months Ended June 30, 2020	$184

The increase in termite damage claims was driven by increased Non-Litigated Claims and Litigated Claims, primarily in the Mobile Bay Area, as well as the costs of the termite damage claim mitigation program in the Mobile Bay Area. The decrease in production labor was driven, in part, by improved employee retention and labor management, partially offset by labor inefficiencies incurred in the first quarter of 2020 due to the impact of COVID-19. The increase in chemicals and materials was driven by increased personal protective equipment and sanitization purchases in response to COVID-19, offset, in part, by a favorable shift in the mix of services performed. The decrease in vehicle and fuel was driven by improvements in fleet management and lower fuel prices. The increase in investments in growth was primarily related to our investment in a new customer experience platform.

Termite Damage Claims

A summary of Litigated Claims and Non-Litigated Claims for the six months ended June 30, 2020 and 2019 is as follows:

	Litigated Claims			Non-Litigated Claims
	Mobile Bay	All Other		Mobile Bay	All Other
	Area	Regions	Total	Area	Regions	Total
Outstanding claims as of December 31, 2018	31	17	48	264	602	866
New claims filed	12	—	12	135	623	758
Claims resolved	(2)	(1)	(3)	(122)	(497)	(619)
Outstanding claims as of March 31, 2019	41	16	57	277	728	1,005
New claims filed	9	—	9	269	869	1,138
Claims resolved	(2)	(2)	(4)	(180)	(685)	(865)
Outstanding claims as of June 30, 2019	48	14	62	366	912	1,278

Outstanding claims as of December 31, 2019	56	11	67	376	618	994
New claims filed	6	2	8	127	505	632
Claims resolved	(6)	—	(6)	(183)	(546)	(729)
Outstanding claims as of March 31, 2020	56	13	69	320	577	897
New claims filed	8	5	13	147	669	816
Claims resolved	(1)	(2)	(3)	(168)	(501)	(669)
Outstanding claims as of June 30, 2020	63	16	79	299	745	1,044

Litigated Claims exclude a number of claims in which the only material issue in dispute is the actual amount of repair costs, which are simpler to resolve and less volatile (“Non-Complex Litigated Claims”). There were no Non-Complex Litigated Claims filed in the three and six months ended June 30, 2020 in the Mobile Bay Area, and none in the three months ended June 30, 2020 and eight in the six months ended June 30, 2020 in our branches outside of the Mobile Bay Area (“All Other Regions”) which are excluded from this table. The financial impacts of these Non-Complex Litigated Claims are included in the summary of Litigated and Non-Litigated Reserve Activity below and are not material to our financial condition or the results of our operations.

A summary of Litigated Claims and Non-Litigated Claims reserve activity for the six months ended June 30, 2020 and 2019 is as follows:

	Litigated Claims			Non-Litigated Claims
	Mobile Bay	All Other		Mobile Bay	All Other
(In millions)	Area	Regions	Total	Area	Regions	Total
Reserves as of December 31, 2018	$4	$4	$8	$7	$13	$20
Expense	(1)	2	1	2	3	5
Payments	(2)	(2)	(4)	(2)	(4)	(6)
Reserves as of March 31, 2019	$1	$4	$5	$6	$12	$19
Expense	3	—	3	2	4	7
Payments	(1)	(3)	(4)	(3)	(6)	(8)
Reserves as of June 30, 2019	$3	$1	$4	$6	$11	$17

Reserves as of December 31, 2019	$40	$12	$52	$15	$13	$28
Expense	3	3	5	2	4	6
Payments	(3)	(1)	(3)	(3)	(5)	(8)
Reserves as of March 31, 2020	$40	$14	$54	$15	$12	$27
Expense	7	2	9	2	4	6
Payments	(4)	(1)	(5)	(3)	(5)	(8)
Reserves as of June 30, 2020	$43	$15	$58	$14	$11	$25

In addition, our results of operations for the three and six months ended June 30, 2020 include charges for legal fees associated with Litigated Claims of $2 million and $4 million, respectively, and costs related to mitigation efforts in the Mobile Bay Area of $2 million and $3 million, respectively. Our results of operations for the three and six months ended June 30, 2019 include charges for legal fees associated with Litigated Claims of $1 million and $3 million, respectively.

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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenue

Our European pest control operations reported revenue of $17 million for the three months ended June 30, 2020. Revenue from European pest control operations was impacted by COVID-19 related business closures, including severe disruptions in the UK.

Adjusted EBITDA

The following table provides a summary of changes in European Pest Control and Other’s Adjusted EBITDA:

(In millions)
Three Months Ended June 30, 2019	$1
European pest control	2
Other	(1)
Three Months Ended June 30, 2020	$2

The increase in Adjusted EBITDA from European Pest Control and Other was driven by the acquisition of Nomor, partially offset by additional optimization expenses incurred by Terminix UK as part of our efforts to separate it from its former owner’s operations and systems.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenue

Our European pest control operations reported revenue of $35 million for the six months ended June 30, 2020.

Adjusted EBITDA

The following table provides a summary of changes in European Pest Control and Other’s Adjusted EBITDA:

(In millions)
Six Months Ended June 30, 2019	$4
European pest control	3
Insurance program	(5)
Other	(1)
Six Months Ended June 30, 2020	$1

The increase in Adjusted EBITDA from European Pest Control and Other was driven by the acquisition of Nomor, partially offset by additional optimization expenses incurred by Terminix UK as part of our efforts to separate it from its former owner’s operations and systems. The six months ended June 30, 2020 were also impacted by an unfavorable adjustment of $1 million in our automobile, general liability and workers’ compensation program, as compared to a favorable $3 million adjustment in our automobile, general liability and workers’ compensation program in the six months ended June 30, 2019.

Costs Historically Allocated to ServiceMaster Brands

We have historically incurred the cost of certain corporate-level activities which we performed on behalf of our businesses, including ServiceMaster Brands, such as executive functions, communications, public relations, finance and accounting, tax, treasury, internal audit, human resources operations and benefits, risk management and insurance, supply management, real estate management, legal, facilities, information technology and other general corporate support services. The costs of such activities were historically allocated to our segments, including ServiceMaster Brands. Certain corporate expenses which were historically allocated to the ServiceMaster Brands segment are not permitted to be classified as discontinued operations under GAAP (“Historically Allocated Services”). Such Historically Allocated Services amounted to $3 million and $6 million in each of the three months and six months ended June 30, 2020 and 2019 respectively, and are included in European Pest Control and Other.

Discontinued Operations – ServiceMaster Brands Divestiture Group

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The ServiceMaster Brands Divestiture Group, which consists of the ServiceMaster Restore (disaster restoration), ServiceMaster Clean (commercial cleaning), Merry Maids (residential cleaning), Furniture Medic (cabinet and furniture repair) and AmeriSpec (home inspection) businesses, as well as our financing subsidiary which provides financing to franchisees that was historically reported within European Pest Control and Other, was classified as held for sale as of June 30, 2020.

Revenue

Revenue by service line for the ServiceMaster Brands Divestiture Group was as follows:

	Three Months Ended		% of	% of
	June 30,		Revenue	Revenue
(In millions)	2020	2019	2020	2019
Royalty Fees	$30	$35	47%	53%
Commercial Cleaning and other National Accounts	21	19	32	29
Sales of Products	3	3	6	5
Other	9	9	15	14
Total revenue	$63	$66	100%	100%

The ServiceMaster Brands Divestiture Group reported $63 million in revenue, a decrease of four percent over the prior year. A mild winter and decline in area-wide events year-over-year in ServiceMaster Restore, as well as the COVID-19 related shutdown of Merry Maids locations at the beginning of the second quarter, drove lower royalty revenue.

Adjusted EBITDA

The following table provides a summary of changes in the ServiceMaster Brands Divestiture Group’s Adjusted EBITDA:

(In millions)
Three Months Ended June 30, 2019	$27
Impact of change in revenue	(3)
Three Months Ended June 30, 2020	$24

The ServiceMaster Brands Divestiture Group generated Adjusted EBITDA of $24 million reflects a decrease of $3 million year over year. The flow through impact of COVID-19 related royalty revenue reductions at Merry Maids accounted for approximately $2 million of the decline, while the impact of a mild winter and fewer area-wide events at ServiceMaster Restore contributed the remaining decline.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenue

Revenue by service line for the ServiceMaster Brands Divestiture Group was as follows:

	Six Months Ended		% of	% of
	June 30,		Revenue	Revenue
(In millions)	2020	2019	2020	2019
Royalty Fees	$62	$69	48%	54%
Commercial Cleaning and other National Accounts	40	36	31	28
Sales of Products	6	6	5	5
Other	20	17	16	13
Total revenue	$128	$128	100%	100%

The ServiceMaster Brands Divestiture Group reported $128 million in revenue, which was consistent with prior year. A mild winter and decline in area-wide events year over year in ServiceMaster Restore, as well as the COVID-19 related shutdown of Merry Maids locations through the beginning of the second quarter, drove lower royalty revenue.

Adjusted EBITDA

The following table provides a summary of changes in the ServiceMaster Brands Divestiture Group’s Adjusted EBITDA:

(In millions)
Six Months Ended June 30, 2019	$53
Impact of change in revenue	(3)
Other	(3)
Six Months Ended June 30, 2020	$47

The ServiceMaster Brands Divestiture Group generated Adjusted EBITDA of $47 million reflects a decrease of $5 million year over year. The flow through impact of COVID-19 related royalty revenue reductions at Merry Maids accounted for approximately half of the decline, while the impact of a mild winter and fewer area-wide events at ServiceMaster Restore contributed the remaining decline.

Presented below is a reconciliation of Net earnings from discontinued operations to the ServiceMaster Brands Divestiture Group’s Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Net earnings from discontinued operations	$13	$17	$26	$34
Depreciation and amortization expense	—	2	1	4
Non-cash stock-based compensation expense	1	—	1	1
Restructuring and other charges	5	1	9	2
Provision for income taxes	5	7	9	12
ServiceMaster Brands Divestiture Group Adjusted EBITDA	$24	$27	$47	$53

Liquidity and Capital Resources

Liquidity

A portion of our liquidity needs are due to service requirements on our indebtedness. The Credit Facilities contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of June 30, 2020, we were in compliance with the covenants under the agreements that were in effect on such date.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Credit Facilities. As of June 30, 2020, we had $677 million of immediate liquidity, which consisted of available cash and cash equivalents and available borrowings under our Existing Revolving Credit Facility.

As previously described, the impact of COVID-19 is highly uncertain and far reaching. We took actions to improve our liquidity, including capital expenditure and operating expense reductions and enhancements to our working capital management practices. Based on these actions and assumptions regarding the impact of COVID-19, we expect to be able to generate sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants for the next twelve months prior to giving effect to any additional financing that may occur.

We have a covenant-lite debt structure and as such has no maintenance financial covenants in place unless its Revolving Credit Facility is drawn by more than 30 percent, or $120 million. We currently have no cash drawn under the Revolving Credit Facility. In the event more than 30 percent of the Revolving Credit Facility is drawn, the applicable maintenance financial covenant is 4.0x net first lien debt to Consolidated EBITDA, as defined in our credit agreement, for the most recently completed four-quarter period. With the inclusion of EBITDA from discontinued operations, our first lien net debt leverage ratio was approximately 1.0x Adjusted EBITDA at quarter end, with total net debt leverage at approximately 3.6x Adjusted EBITDA.

At June 30, 2020, there were $25 million of letters of credit outstanding and $375 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts. We also have $89 million of cash collateral under our automobile, general liability and workers’ compensation insurance program that is included as Restricted cash on the Condensed Consolidated Statements of Financial Position as of June 30, 2020. We may from time to time change the amount of cash or marketable securities used to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program. The amount of cash or marketable securities utilized to satisfy these collateral requirements will depend on the relative cost of the issuance of letters of credit under the new Revolving Credit Facility and our cash position. Any change in cash or marketable securities used as collateral would result in a corresponding change in our available borrowing capacity under the new Revolving Credit Facility.

On February 19, 2019, our board of directors approved a three-year extension of a previously authorized share repurchase plan allowing for $150 million of repurchases of our common stock through February 19, 2022. We utilized all remaining authority under this program and repurchased $103 million of shares in the first quarter of 2020, at an average share price of $27.64, using cash from operations.

Additionally, under the terms of our fuel swap contracts, we are required to post collateral in the event the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the agreement with the counterparty. As of June 30, 2020, the estimated fair value of our fuel swap contracts was $2 million, and we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were also issued under the old Revolving Credit Facility. The continued use of letters of credit for this purpose in the future could limit our ability to post letters of credit for other purposes and could limit our borrowing availability under the new Revolving Credit Facility. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

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

Fleet and Equipment Financing Arrangements

Our Fleet Agreement allows us to obtain fleet vehicles through a leasing program, among other things. We expect to fulfill substantially all of our vehicle fleet needs through the leasing program under the Fleet Agreement. For the six months ended June 30, 2020, we acquired $16 million of vehicles through the leasing program under the Fleet Agreement. All leases under the Fleet

Agreement are finance leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement.

Additionally, a portion of our property and equipment is leased through programs outside the scope of the Fleet Agreement. For the six months ended June 30, 2020, an immaterial amount of property and equipment was acquired through these incremental leasing programs. We anticipate new lease financings, including the Fleet Agreement and incremental leasing programs, for the full year 2020 will range from $40 million to $50 million.

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

	Six Months Ended
	June 30,
(In millions)	2020	2019
Net cash provided from (used for):
Operating activities	$172	$124
Investing activities	(36)	(119)
Financing activities	(140)	(32)
Discontinued operations	28	30
Effect of exchange rate changes on cash	(1)	—
Cash increase during the period	$22	$3

Operating Activities

Net cash provided from operating activities from continuing operations increased $48 million to $172 million for the six months ended June 30, 2020 compared to $124 million for six months ended June 30, 2019.

Net cash provided from operating activities for the six months ended June 30, 2020 comprised $115 million in earnings adjusted for non-cash charges and $62 million decrease in cash required for working capital (a $26 million decrease excluding the working capital impact of accrued interest and taxes), offset, in part, by $6 million in payments related to restructuring. For the six months ended June 30, 2020, working capital requirements were favorably impacted by the deferral of payroll and income tax payments under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and the collection of a federal income tax refund.

Net cash provided from operating activities for the six months ended June 30, 2019 comprised $129 million in earnings adjusted for non-cash charges and a $5 million decrease in cash required for working capital (a $1 million increase excluding the working capital impact of accrued interest and taxes), offset, in part, by $11 million in payments related to restructuring and other and fumigation matters. For the six months ended June 30, 2019, working capital requirements were favorably impacted by seasonal activity and the timing of interest and income tax payments.

Investing Activities

Net cash used for investing activities from continuing operations was $36 million for the six months ended June 30, 2020, compared to $119 million for the six months ended June 30, 2019.

Cash paid for business acquisitions was $24 million for the six months ended June 30, 2020, compared to $115 million for the six months ended June 30, 2019. We expect to continue our tuck-in acquisition program at Terminix and to periodically evaluate other strategic acquisitions.

Capital expenditures were $15 million and $13 million for the six months ended June 30, 2020 and 2019, respectively, and included recurring capital needs and information technology projects. We anticipate capital expenditures for the full year 2020 will range from $40 million to $50 million, reflecting recurring capital needs. We expect to fulfill our ongoing vehicle fleet needs through vehicle finance leases. We have no additional material capital commitments at this time.

Cash flows received for notes receivable, net, for the six months ended June 30, 2020 totaled $3 million. Cash flows received for notes receivable, net, for the six months ended June 30, 2019 totaled $8 million. Reductions in the volume of notes receivable originated in the 2020 period were driven by the launch of a new monthly pay tiered product offering in our termite line of business and declines in new one-time sales, such as bed bug and bird services, in our pest control line of business.

Financing Activities

Net cash used for financing activities from continuing operations was $140 million for the six months ended June 30, 2020 compared to $32 million for the six months ended June 30, 2019.

During the six months ended June 30, 2020, we repurchased $103 million of common stock and received $3 million from the issuance of common stock through the exercise of stock options. In addition, we repaid $40 million of debt. During the six months ended June 30, 2019, we repurchased $17 million of common stock and received $9 million from the issuance of common stock through the exercise of stock options. During the first quarter of 2019, we also completed a debt-for-equity exchange which resulted in $600 million of borrowings of debt under a short-term credit facility, $472 million of repayments of our senior secured term loan facility and $114 million of repayments under a short-term credit facility. In addition, we repaid $38 million of other debt.

Contractual Obligations

Our 2019 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2019. We continue to make the contractually required payments, and, therefore, the 2019 obligations and commitments as listed in our 2019 Form 10-K have been reduced by the required payments.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any significant off-balance sheet arrangements.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” in our 2019 Form 10-K, in our quarterly report on Form 10-Q for the quarter ended March 31, 2020 (the “2020 Q1 10-Q”) and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above could cause actual results and outcomes to differ from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

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

We have hedged substantially all of our variable rate debt under our interest rate swap and, therefore, we believe our exposure to interest rate fluctuations, when viewed on a net basis, is not material to our overall results of operations. Assuming all revolving loans were fully drawn as of June 30, 2020, each one percentage point change in interest rates would result in an approximate $4 million change in annual interest expense on our Revolving Credit Facility.

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 13 million gallons of fuel in 2020. As of June 30, 2020, a 10 percent change in fuel prices would result in a change of approximately $2 million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of June 30, 2020, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $35 million, maturing through 2021. The estimated fair value of these contracts as of June 30, 2020 was a net liability of $2 million. These fuel swap contracts provide a fixed price for approximately 75 percent and 84 percent of our estimated fuel usage for the remainder of 2020 and 2021 respectively.

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

Effective March 3, 2020, we entered into a cross currency interest rate swap and a net investment hedge to mitigate the financial impact of fluctuations in foreign currency exchange rates between the U.S. dollar and Swedish Krone, our largest foreign currency exposure. The estimated fair value of these contracts as of June 30, 2020 was a net liability of $8 million. These instruments provide a fixed translation rate on our approximately $200 million investment in Nomor. As of June 30, 2020, a 10 percent change in average exchange rates would not have a material impact on our results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Interim Chief Executive Officer, Naren K. Gursahaney, and Senior Vice President and Chief Financial Officer, Anthony D. DiLucente, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Gursahaney and DiLucente have concluded that both the design and operation of our disclosure controls and procedures were effective as of June 30, 2020.

Changes in internal control over financial reporting

No changes in our internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the three and six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the matters discussed above, in the ordinary course of conducting business activities, we and our subsidiaries become involved in judicial, administrative and regulatory proceedings involving both private parties and governmental authorities. These proceedings include insured and uninsured matters that are brought on an individual, collective, representative and class action basis, or other proceedings involving regulatory, employment, general and commercial liability, automobile liability, wage and hour, environmental, shareholder and other matters. We have entered into settlement agreements in certain cases, including with respect to putative collective and class actions, which are subject to court or other approvals, and which require compliance with the terms of the agreements. If one or more of our settlements are not finally approved and implemented, we could have additional or different exposure, which could be material. Subject to the paragraphs above, we do not expect any of these proceedings to have a material effect on our reputation, business, financial position, results of operations or cash flows; however, we can give no assurance that the results of any such proceedings will not materially affect our reputation, business, financial position, results of operations and cash flows. See Note 6 to the condensed consolidated financial statement for more details.

ITEM 1A. RISK FACTORS

We discuss in our 2019 Form 10-K and our 2020 Q1 10-Q and our other filings with the SEC various risks that may materially affect our business. There have been no material changes to the risk factors disclosed in the 2019 Form 10-K and the 2020 Q1 10-Q. The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report, together with those previously disclosed in the 2019 Form 10-K and the 2020 Q1 10-Q and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Regarding Forward-Looking Statements” above.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1#*	Separation Agreement and General Release entered into with Pratip Dastidar, dated June 30, 2020.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

___________________________________

# Denotes management compensatory plans, contracts or arrangements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2020

SERVICEMASTER GLOBAL HOLDINGS, INC.
(Registrant)

By:	/s/ Anthony D. DiLucente
Anthony D. DiLucente
Senior Vice President and Chief Financial Officer (Principal Financial Officer)