Form 10-Q
period 2020-09-30
TERMINIX GLOBAL HOLDINGS INC
filed 2020-11-09
CIK 1428875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-36507

________________________________________________

Terminix Global Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8738320
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

150 Peabody Place, Memphis, Tennessee 38103

(Address of principal executive offices) (Zip Code)

901-597-1400

(Registrant’s telephone number, including area code)

ServiceMaster Global Holdings, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common, par value $0.01	TMX	NYSE

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 2, 2020: 132,107,419 shares of common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$512	$465	$1,502	$1,378
Cost of services rendered and products sold	299	278	876	790
Selling and administrative expenses	140	137	423	398
Amortization expense	9	6	26	16
Acquisition-related costs	(1)	8	—	12
Mobile Bay Formosan termite settlement	49	—	49	—
Restructuring and other charges	2	4	14	12
Realized (gain) on investment in frontdoor, inc.	—	—	—	(40)
Interest expense	22	19	67	64
Interest and net investment income	(1)	(1)	(2)	(4)
Loss on extinguishment of debt	1	—	1	6
(Loss) Income from Continuing Operations before Income Taxes	(7)	13	50	124
Provision for income taxes	15	4	31	22
Equity in earnings of joint ventures	1	—	2	—
(Loss) Income from Continuing Operations	(21)	8	20	103
Net earnings from discontinued operations	14	17	40	51
Net (Loss) Income	$(7)	$25	$61	$154
Total Comprehensive Income	$(16)	$18	$3	$141
Weighted-average common shares outstanding - Basic	132.0	135.8	132.9	135.9
Weighted-average common shares outstanding - Diluted	132.0	136.5	133.1	136.5
Basic Earnings Per Share:
(Loss) Income from Continuing Operations	$(0.17)	$0.06	$0.14	$0.76
Net (Loss) Income	(0.06)	0.19	0.44	1.13
Diluted Earnings Per Share:
(Loss) Income from Continuing Operations	$(0.17)	$0.06	$0.14	$0.75
Net (Loss) Income	(0.06)	0.19	0.44	1.13

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2020	2019
Assets:
Current Assets:
Cash and cash equivalents	$288	$280
Receivables, less allowances of $24 and $22, respectively	214	178
Inventories	40	46
Prepaid expenses and other assets	73	81
Current assets held for sale	892	45
Total Current Assets	1,507	629
Other Assets:
Property and equipment, net	181	204
Operating lease right-of-use assets	83	95
Goodwill	2,127	2,096
Intangible assets, primarily trade names, service marks and trademarks, net	1,113	1,169
Restricted cash	89	89
Notes receivable	32	32
Long-term marketable securities	13	13
Deferred customer acquisition costs	105	94
Other assets	76	68
Long-term assets held for sale	—	834
Total Assets	$5,326	$5,322
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$100	$96
Accrued liabilities:
Payroll and related expenses	92	54
Self-insured claims and related expenses	87	72
Accrued interest payable	17	16
Other	159	82
Deferred revenue	104	107
Current portion of lease liability	17	19
Current portion of long-term debt	100	69
Current liabilities held for sale	62	42
Total Current Liabilities	740	557
Long-Term Debt	1,565	1,666
Other Long-Term Liabilities:
Deferred taxes	480	499
Other long-term obligations, primarily self-insured claims	203	158
Long-term lease liability	99	110
Long-term liabilities held for sale	—	11
Total Other Long-Term Liabilities	783	777
Commitments and Contingencies (Note 6)
Stockholders' Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 148,256,197 shares issued and 132,043,971 outstanding at September 30, 2020 and 147,872,959 shares issued and 135,408,054 outstanding at December 31, 2019)	2	2
Additional paid-in capital	2,352	2,334
Retained Earnings	351	291
Accumulated other comprehensive (loss) income	(49)	9
Less common stock held in treasury, at cost (16,212,226 shares at September 30, 2020 and 12,464,905 shares at December 31, 2019)	(417)	(313)
Total Stockholders' Equity	2,239	2,322
Total Liabilities and Stockholders' Equity	$5,326	$5,322

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions)

				Retained	Accumulated
			Additional	Earnings	Other
		Common	Paid-in	(Accumulated	Comprehensive	Treasury		Total
	Shares	Stock	Capital	Deficit)	(Loss) Income	Shares	Amount	Equity
Balance December 31, 2018	147	$2	$2,309	$156	$5	(12)	$(267)	$2,204
Net income	—	—	—	70	—	—	—	70
Other comprehensive loss, net of tax	—	—	—	—	(2)	—	—	(2)
Total comprehensive income (loss)	—	—	—	70	(2)	—	—	68
Exercise of stock options	—	—	5	—	—	—	—	5
Stock-based employee compensation	—	—	4	—	—	—	—	4
Repurchase of common stock	—	—	—	—	—	—	(2)	(2)
Balance March 31, 2019	148	$2	$2,318	$226	$3	(12)	$(269)	$2,280
Net income	—	—	—	59	—	—	—	59
Other comprehensive income, net of tax	—	—	—	—	(4)	—	—	(4)
Total comprehensive income (loss)	—	—	—	59	(4)	—	—	55
Exercise of stock options	—	—	4	—	—	—	—	4
Stock-based employee compensation	—	—	4	—	—	—	—	4
Repurchase of common stock	—	—	—	—	—	—	(15)	(15)
Balance June 30, 2019	148	$2	$2,326	$285	$(1)	(12)	$(283)	$2,329
Net income	—	—	—	25	—	—	—	25
Other comprehensive income, net of tax	—	—	—	—	(7)	—	—	(7)
Total comprehensive income	—	—	—	25	(7)	—	—	18
Issuance of common stock	—	—	—	3	—	—	—	3
Exercise of stock options	—	—	1	—	—	—	—	1
Stock-based employee compensation	—	—	3	—	—	—	—	3
Repurchase of common stock	—	—	—	—	—	—	(16)	(16)
Balance September 30, 2019	148	$2	$2,330	$313	$(8)	(12)	$(300)	$2,337

Balance December 31, 2019	148	$2	$2,334	$291	$9	(12)	$(313)	$2,322
Net income	—	—	—	14	—	—	—	14
Other comprehensive loss, net of tax	—	—	—	—	(50)	—	—	(50)
Total comprehensive income (loss)	—	—	—	14	(50)	—	—	(36)
Exercise of stock options	—	—	2	—	—	—	—	2
Stock-based employee compensation	—	—	5	—	—	—	—	5
Repurchase of common stock	—	—	—	—	—	(4)	(103)	(103)
Balance March 31, 2020	148	$2	$2,341	$305	$(41)	(16)	$(417)	$2,190
Net income	—	—	—	53	—	—	—	53
Other comprehensive loss, net of tax	—	—	—	—	1	—	—	1
Total comprehensive income	—	—	—	53	1	—	—	54
Stock-based employee compensation	—	—	6	—	—	—	—	6
Balance June 30, 2020	148	$2	$2,348	$358	$(40)	(16)	$(417)	$2,251
Net loss	—	—	—	(7)	—	—	—	(7)
Other comprehensive loss, net of tax	—	—	—	—	(10)	—	—	(10)
Total comprehensive income (loss)	—	—	—	(7)	(10)	—	—	(16)
Stock-based employee compensation	—	—	4	—	—	—	—	4
Balance September 30, 2020	148	$2	$2,352	$351	$(49)	(16)	$(417)	$2,239

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2020	2019
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	$368	$313
Cash Flows from Operating Activities from Continuing Operations:
Net Income	61	154
Adjustments to reconcile net income to net cash provided from operating activities:
Net earnings from discontinued operations	(40)	(51)
Depreciation expense	55	53
Amortization expense	26	16
Amortization of debt issuance costs	3	2
Amortization of lease right-of-use assets	14	14
Mobile Bay Formosan termite settlement	49	—
Payments on fumigation related matters	—	(2)
Realized (gain) on investment in frontdoor, inc.	—	(40)
Loss on extinguishment of debt	—	6
Deferred income tax provision	—	12
Stock-based compensation expense	13	10
Restructuring and other charges	14	12
Payments for restructuring and other charges	(9)	(13)
Acquisition-related costs	—	12
Payments for acquisition-related costs	(4)	(6)
Other	(24)	(26)
Change in working capital, net of acquisitions:
Receivables	(44)	(13)
Inventories and other current assets	(4)	(11)
Accounts payable	12	16
Deferred revenue	(1)	4
Accrued liabilities	52	(7)
Accrued interest payable	1	7
Current income taxes	39	3
Net Cash Provided from Operating Activities from Continuing Operations	211	152
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(20)	(19)
Sale of equipment and other assets	6	1
Business acquisitions, net of cash acquired	(29)	(338)
Origination of notes receivable	(26)	(81)
Collections on notes receivable	32	89
Net Cash Used for Investing Activities from Continuing Operations	(37)	(348)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	720
Payments of debt	(103)	(639)
Debt issuance costs paid	(2)	—
Repurchase of common stock	(103)	(33)
Issuance of common stock	4	10
Net Cash (Used For) Provided From Financing Activities from Continuing Operations	(205)	57
Cash Flows from Discontinued Operations:
Cash provided from operating activities	43	59
Cash used for investing activities	(1)	(4)
Cash used for financing activities	(1)	(1)
Net Cash Provided from Discontinued Operations	41	54
Effect of Exchange Rate Changes on Cash	(1)	—
Cash Increase During the Period	9	(85)
Cash and Cash Equivalents and Restricted Cash at End of Period	$377	$228

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

TERMINIX GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

Terminix Global Holdings, Inc. (formerly known as ServiceMaster Global Holdings, Inc.) and its majority-owned subsidiary partnerships, limited liability companies and corporations (collectively, “Terminix,” the “Company,” “we,” “us” and “our”) is a leading provider of essential services to residential and commercial customers in the termite and pest control markets. Our portfolio of well‑recognized brands includes Terminix (residential termite and pest control), Terminix Commercial (commercial termite and pest control), Copesan (commercial national accounts pest management), Assured Environments (commercial pest control), Gregory Pest Solutions (commercial pest control), McCloud Services (commercial pest control), Nomor (European pest control), Pelias (European pest control) and Terminix UK (European pest control). All consolidated Company subsidiaries are wholly-owned. Intercompany transactions and balances have been eliminated.

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

Sale of ServiceMaster Brands

On January 21, 2020, we announced we were exploring strategic alternatives related to ServiceMaster Brands, including the potential sale of the business. The divestiture group includes the assets and liabilities of the ServiceMaster Brands businesses, which is comprised of the Amerispec, Furniture Medic, Merry Maids, ServiceMaster Clean and ServiceMaster Restore brands, certain assets and liabilities of ServiceMaster Acceptance Corporation, our financing subsidiary that was historically reported as part of European Pest Control and Other, and the ServiceMaster trade name (the “ServiceMaster Brands Divestiture Group”). These operations were reported in our Annual Report on Form 10-K as part of continuing operations. Beginning with the quarterly report on Form 10-Q for the period ended March 31, 2020, the ServiceMaster Brands business was classified as held for sale and reported in discontinued operations for all periods presented. On October 1, 2020, we completed the sale of the ServiceMaster Brands Divestiture Group for $1,553 million to RW Purchaser LLC, an affiliate of investment funds managed by Roark Capital Management LLC (“Roark”).

Recent Events

The effects of COVID-19 and related actions to attempt to control its spread negatively impacted our business beginning in the last few weeks of March 2020. On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic, and governments around the world mandated, orders to slow the transmission of the virus. States in the United States, including Tennessee, where we are headquartered, declared states of emergency, and countries around the world, including the United States, took steps to restrict travel, instituted work from home policies, enacted temporary closures of businesses, issued quarantine orders and took other restrictive measures in response to the COVID-19 pandemic. Uncertainty with respect to the economic effects of the pandemic and the restrictive policies to mitigate its spread have introduced significant volatility in the financial markets. The exact timing and pace of recovery are uncertain. Certain markets have reopened while others remain closed or have closed again in an effort to control the spread of the virus. Although demand for our services improved through the third quarter, it remains marginally below prior year demand, particularly in our Terminix Commercial service line.

Within the United States, our residential and commercial pest control businesses have been designated essential businesses by the U.S. Department of Homeland Security, which has allowed us to continue to serve our customers while ensuring the health and safety of our employees and our customers. We have also continued serving our customers in all of the international markets in which we operate.

Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our 2019 Form 10-K. There have been no material changes to the significant accounting policies for the nine months ended September 30, 2020, other than those described below.

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

			European Pest Control
	Terminix		and Other		Total
	Three months ended		Three months ended		Three months ended
	September 30,		September 30,		September 30,
(In millions)	2020	2019	2020	2019	2020	2019
Major service line
Residential Pest Control	$193	$183	$—	$—	$193	$183
Commercial Pest Control	119	110	—	—	119	110
Termite and Home Services	151	144	—	—	151	144
Sales of Products and Other	28	24	—	—	28	24
European Pest Control	—	—	21	4	21	4
Total	$491	$461	$21	$4	$512	$465

			European Pest Control
	Terminix		and Other		Total
	Nine months ended		Nine Months ended		Nine Months ended
	September 30,		September 30,		September 30,
(In millions)	2020	2019	2020	2019	2020	2019
Major service line
Residential Pest Control	$534	$519	$—	$—	$534	$519
Commercial Pest Control	332	309	—	—	332	309
Termite and Home Services	502	483	—	—	502	483
Sales of Products and Other	78	64	—	—	78	64
European Pest Control	—	—	56	4	56	4
Total	$1,446	$1,375	$56	$4	$1,502	$1,378

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contracts with customers are generally for a period of one year or less and are generally renewable. We record a receivable related to revenue recognized on services once we have an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivables are recorded within Receivables, less allowances, on the Condensed Consolidated Statements of Financial Position. The current portion of Notes receivable, which represents amounts financed for Terminix customers, are included within Receivables, less allowances, on the condensed consolidated statement of financial position and totaled $28 million and $38 million as of September 30, 2020 and December 31, 2019, respectively.

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. For Terminix, amounts are recognized as revenue upon completion of services.

Changes in deferred revenue for the nine months ended September 30, 2020 and 2019 were as follows:

(In millions)	Deferred revenue
Balance, December 31, 2019	$92
Deferral of revenue	89
Recognition of deferred revenue	(89)
Balance, September 30, 2020	$92

Balance, December 31, 2018	$91
Deferral of revenue	104
Recognition of deferred revenue	(99)
Balance, September 30, 2019	$96

Approximately $12 million and $15 million of deferred revenue is recognized in the Condensed Consolidated Statements of Financial Position in European Pest Control and Other as of September 30, 2020 and December 31, 2019, respectively.

There was approximately $11 million and $51 million of revenue recognized in the three and nine months ended September 30, 2020, that was included in the deferred revenue balance as of December 31, 2019. There was approximately $11 million and $56 million of revenue recognized in the three and nine months ended September 30, 2019, that was included in the deferred revenue balance as of December 31, 2018.

Note 4. Restructuring and Other Charges

We incurred restructuring charges of $2 million ($2 million, net of tax) in each of the three months ended September 30, 2020 and 2019. We incurred restructuring charges of $14 million ($10 million, net of tax) and $10 million ($7 million, net of tax) in the nine months ended September 30, 2020 and 2019, respectively. Restructuring charges were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Terminix(1)	$2	$1	$6	$4
Corporate Functions(2)	1	1	8	5
Global Service Center relocation(3)	—	—	—	1
Total restructuring charges	$2	$2	$14	$10

___________________________________

(1)For the three and nine months ended September 30, 2020, these charges included $1 million and $3 million of severance and other costs and $1 million and $3 million of impairment and other charges related to our call center right of use assets, which we exited during the second quarter. Severance and other costs of $2 million were unpaid and accrued as of September 30, 2020. For the three and nine months ended September 30, 2019, these charges included $1 million and $4 million, respectively, of severance and other costs.

(2)We have historically made changes on an ongoing basis to enhance capabilities and reduce costs in our corporate functions that provide company-wide administrative services to support operations. Of the restructuring charges incurred by European Pest Control and Other, $2 million was unpaid and accrued as of September 30, 2020. For the three and nine months ended September 30, 2020 and 2019, these charges were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Severance	$—	$—	$3	$1
Other costs(a)	1	—	5	4
Total Corporate Functions	$1	$1	$8	$5

___________________________________

(a)Represents costs incurred in connection with our CEO transition, charges associated with the marketing of our corporate aircraft for sale and accelerated depreciation on systems we are replacing with the implementation of our new customer experience platform.

(3)For the nine months ended September 30, 2019, these charges included lease termination and other charges of $1 million related to our headquarter relocation.

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

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities—Other on the unaudited Condensed Consolidated Statements of Financial Position, is presented as follows:

Accrued
Restructuring
(In millions)	Charges
Balance as of December 31, 2019	$1
Costs incurred	14
Costs paid or otherwise settled	(12)
Balance as of September 30, 2020	$4

Balance as of December 31, 2018	$7
Costs incurred	10
Costs paid or otherwise settled	(16)
Balance as of September 30, 2019	$1

We expect substantially all of our accrued restructuring charges to be paid by December 31, 2020.

Other Charges

Other charges represent professional fees incurred that are not closely associated with our ongoing operations. Other charges were $2 million ($1 million, net of tax) for the three and nine months ended September 30, 2019. No similar charges were incurred in the three and nine months ended September 30, 2020.

Note 5. Discontinued Operations

In January 2020, we announced we were exploring strategic alternatives related to ServiceMaster Brands in order to focus on our core pest control and termite business. On October 1, 2020, we completed the sale of the ServiceMaster Brands Divestiture Group for $1,553 million, resulting in an estimated gain of approximately $400 million, net of taxes, which will be recorded in net earnings from discontinued operations. After applicable taxes and fees, we expect net proceeds of approximately $1,116 million.

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

In connection with the sale of the ServiceMaster Brands Divestiture Group, the Company and Roark entered into a transition services agreement whereby the Company will provide certain post-closing services to Roark and ServiceMaster Brands related to the business of ServiceMaster Brands. The charges for the transition services are designed to allow us to fully recover the direct costs of providing the services, plus specified margins and any out-of-pocket costs and expenses. The Company and Roark also entered into a sublease agreement whereby ServiceMaster Brands will sublease a portion of the Company’s headquarters in Memphis, Tennessee.

The following table summarizes the comparative financial results of discontinued operations which are presented as Net earnings from discontinued operations on the Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Revenue	$71	$63	$198	$191
Cost of services rendered and products sold	32	27	93	79
Selling and administrative expenses	11	12	34	38
Amortization expense	—	1	1	3
Restructuring and other charges(1)	9	1	18	3
Interest and net investment income	—	—	—	(1)
Income before income taxes	18	22	53	69
Provision for income taxes	4	5	13	18
Net earnings from discontinued operations	$14	$17	$40	$51
Weighted-average common shares outstanding - Basic	132.0	135.8	132.9	135.9
Weighted-average common shares outstanding - Diluted	132.0	136.5	133.1	136.5
Basic Earnings Per Share:
Net earnings from discontinued operations	$0.11	$0.13	$0.30	$0.38
Diluted Earnings Per Share:
Net earnings from discontinued operations	$0.11	$0.13	$0.30	$0.38

___________________________________

(1)Includes $9 million and $18 million of professional fees and other costs incurred in connection with the strategic evaluation and ultimate sale in the three and nine months ended September 30, 2020, respectively.

The total assets and liabilities held for sale related to discontinued operations are stated separately in the Condensed Consolidated Statements of Financial Position and comprised the following items:

	As of	As of
(In millions)	September 30, 2020	December 31, 2019
Assets:
Current Assets:
Receivables, less allowances of $5 and $3, respectively	$47	$40
Inventories	6	2
Prepaid expenses and other assets	3	3
Total Current Assets	56	45
Other Assets:
Property and equipment, net	12	8
Operating lease right-of-use assets	2	2
Goodwill	180	183
Intangible assets, primarily trade names, service marks and trademarks, net	626	622
Notes receivable	11	13
Deferred customer acquisition costs	1	1
Other assets	4	5
Total Assets	$892	$879
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$11	$8
Accrued liabilities:
Payroll and related expenses	4	5
Other	30	23
Deferred revenue	4	4
Current portion of lease liability	1	1
Current portion of long-term debt	2	1
Total Current Liabilities	51	42
Long-Term Debt	1	2
Other Long-Term Liabilities:
Deferred taxes	2	1
Other long-term obligations	6	6
Long-term lease liability	1	2
Total Liabilities	$62	$52

All assets and liabilities held for sale were classified as Current assets held for sale and Current liabilities held for sale as of September 30, 2020 in the Condensed Consolidated Statements of Financial Position. Certain assets and liabilities have been reclassified to assets and liabilities held for sale as of December 31, 2019, to conform to the current period presentation.

The following selected financial information of ServiceMaster Brands is included in the Condensed Consolidated Statements of Cash Flows as cash flows from discontinued operations:

	Three Months Ended September 30,
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

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2019	$111
Provision for self-insured claims	35
Cash payments	(21)
Balance as of September 30, 2020	$125

Balance as of December 31, 2018	$111
Provision for self-insured claims	26
Cash payments	(28)
Balance as of September 30, 2019	$108

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

Accrued
Termite Damage
(In millions)	Claims
Balance as of December 31, 2019	$80
Provision for termite damage claims	41
Cash payments	(42)
Balance as of September 30, 2020	$79

Balance as of December 31, 2018	$28
Provision for termite damage claims	28
Cash payments	(31)
Balance as of September 30, 2019	$25

In March 2019, Company representatives met with representatives of the Office of the Attorney General of the State of Alabama (the “AL AG”) and other Alabama state representatives to discuss termite renewal pricing changes we made in the Mobile Bay area in 2019 and explain the Company’s perspective that the price increases complied with the Alabama Deceptive Trade Practices Act (the “ADTPA”). Subsequently, in September 2019, we received a subpoena (the “AL Subpoena”) from the AL AG requesting documents and information under the ADTPA related to our Formosan termite business practices in the Mobile Bay area, largely focused on the termite renewal pricing changes we made in the Mobile Bay area in 2019. Although the AL Subpoena requested broader information than that related to termite renewal pricing changes, we determined based on our prior interactions and evaluation of the matter that any potential exposure was not material to the Company. Over the course of several months, the Company produced the documents and information requested by the AL Subpoena. In August 2020, the AL AG expressed for the first time their belief that the Company’s inspection and treatment practices may have violated the ADTPA, and that they anticipated imposing certain potential unquantified remedies. In an effort to better understand these matters raised by the AL AG, Company representatives met with the AL AG in September 2020, at which point the AL AG provided details regarding the scope of the alleged potential ADTPA violations and of the potential remedies and the potential economic scope of those remedies. Following the September 2020 meeting with the AL AG, the Company determined that the inquiry could be material to its operations and financial results. In October 2020, Company representatives again met with the AL AG and the AL AG verbally presented allegations of ADTPA violations related to the 2019 price increase and certain inspection and treatment practices, as well as a draft consent decree to resolve those allegations. Over the next two weeks, the Company and the AL AG engaged in intensive negotiations and, on November 4, 2020, the Company entered into the Consent Judgment and Settlement Agreement (the “Settlement”) with the AL AG.

The Settlement provides for: immediate remediation measures to be provided directly to current and former customers in the Mobile Bay area, including refunds of certain price increases, rebates to certain former customers, the establishment of a $25 million consumer fund and a related receiver to oversee our compliance with these commitments and to act as an arbitrator for certain Non-litigated Claims; the reimbursement of certain investigative and monitoring costs incurred by the Attorney General’s office and the Department of Agriculture and Industries; and a university endowment intended to support termite and pest control research with an emphasis on Formosan termite research. The Company has also agreed to pay the state of Alabama $19 million. In the third quarter of 2020, the Company recorded a charge of $49 million and reduction of revenue of $3 million related to these immediate remediation measures. These charges represent our best estimate and may change based on a variety of factors, and these changes could be material to our financial results, including acceptance rates by current and former customers of the agreed remediation measures.

Pursuant to the Settlement, we have also agreed to provide the opportunity to reinstate service for customers who canceled their services during certain specified timeframes as well as the retreatment of certain customer premises and a commitment to certain specified response and remediation timeframes for future termite damage claims. We do not expect the financial impact of these remedies to have a material impact on our prospective results of operations or cash flows.

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

Note 7. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets, primarily trade names, are not amortized and are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. There were no impairment charges recorded in the three and nine months ended September 30, 2020 and 2019. There were no accumulated impairment losses recorded as of September 30, 2020. Customer relationships and Other intangible assets, which primarily includes trade names subject to amortization, are amortized over their respective useful lives. The table below summarizes the goodwill balances for continuing operations by reportable segment and European Pest Control and Other:

		European Pest
(In millions)	Terminix	Control and Other(1)	Total
Balance as of December 31, 2019	$1,946	$150	$2,096
Acquisitions	10	—	10
Purchase accounting adjustments	—	26	26
Impact of foreign exchange rates	(1)	(4)	(5)
Balance as of September 30, 2020	$1,956	$171	$2,127

___________________________________

(1)European Pest Control and Other includes goodwill related to pest control operations in Europe.

The table below summarizes the other intangible asset balances for continuing operations:

	As of September 30, 2020			As of December 31, 2019
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$888	$—	$888	$888	$—	$888
Customer relationships(2)	640	(443)	197	659	(423)	236
Other(3)	68	(41)	28	79	(34)	45
Total	$1,596	$(483)	$1,113	$1,626	$(457)	$1,169

___________________________________

(1)Not subject to amortization.

(2)Includes purchase accounting adjustments subsequent to December 31, 2019, primarily related to our acquisition of Nomor, of approximately $17 million.

(3)Includes purchase accounting adjustments subsequent to December 31, 2019, primarily related to our acquisition of Nomor, of approximately $9 million.

For the existing intangible assets, we anticipate amortization expense for the remainder of 2020 and each of the next five years as follows:

(In millions)	2020	2021	2022	2023	2024	2025
Amortization expense	$8	$35	$33	$30	$22	$18

Note 8. Stock-Based Compensation

For each of the three months ended September 30, 2020 and 2019, we recognized stock-based compensation expense of $3 million ($3 million, net of tax) and $3 million ($2 million, net of tax), respectively. For the nine months ended September 30, 2020 and 2019, we recognized stock-based compensation expense of $13 million ($9 million, net of tax) and $10 million ($8 million, net of tax), respectively. These charges are recorded within Selling and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

As of September 30, 2020, there were $39 million of total unrecognized compensation costs related to non-vested stock options, restricted stock units (“RSUs”) and performance share units granted under the Amended and Restated Terminix Global Holdings, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). These remaining costs are expected to be recognized over a weighted-average period of 1.95 years.

On February 24, 2015, our board of directors approved and recommended for approval by our stockholders the Terminix Global Holdings, Inc. Employee Stock Purchase Plan (“Employee Stock Purchase Plan”), which became effective for offering periods commencing July 1, 2015. The Employee Stock Purchase Plan was intended to qualify for the favorable tax treatment under Section 423 of the Code. Under the plan, eligible employees of the Company may purchase common stock, subject to IRS limits, during pre-specified offering periods at a discount established by the Company not to exceed 10 percent of the then current fair market value. On April 27, 2015, our stockholders approved the Employee Stock Purchase Plan with a maximum of one million shares of common stock authorized for sale under the plan. On November 3, 2015, we filed a registration statement on Form S-8 under the Securities Act to register the one million shares of common stock that may be issued under the Employee Stock Purchase Plan and, as a result, all shares of common stock acquired under the Employee Stock Purchase Plan will be freely tradable under the Securities Act, unless purchased by our affiliates. Our Compensation Committee amended the Employee Stock Purchase Plan in February 2019 to allow for more frequent purchase periods and to change the allowed 10 percent discount to a company match of 10 percent of employee contributions. The authorized number of shares remaining in the Employee Stock Purchase Plan was not changed from 843,584 and the expiration date of the Employee Stock Purchase Plan was not changed from April 27, 2025. As of September 30, 2020 there were 790,543 shares available for issuance under the Employee Stock Purchase Plan.

Note 9. Comprehensive (Loss) Income

Comprehensive (loss) income, which primarily includes net income, unrealized gain (loss) on derivative instruments and the effect of foreign currency translation, is included in the Condensed Consolidated Statements of Operations and Comprehensive Income.

During the nine months ended September 30, 2019, we terminated $479 million of our then-existing $650 million interest rate swap, receiving $12 million from the counterparty. We terminated the remaining $171 million of our then-existing $650 million interest rate swap later in 2019, receiving $1 million from the counterparty. The fair value of the terminated agreement of $12 million as of September 30, 2019, and $12 million as of December 31, 2019, is recorded within accumulated other comprehensive (loss) income on the Condensed Consolidated Statements of Financial Position and will be amortized into interest expense over the original term of the agreement. The remaining unamortized balance at September 30, 2020 is $7 million.

The following tables summarize the activity in accumulated other comprehensive (loss) income, net of the related tax effects.

	Unrealized
	Gains	Foreign
	(Losses) on	Currency
(In millions)	Derivatives	Translation	Total
Balance as of December 31, 2019	$13	$(5)	$9
Other comprehensive income before reclassifications:
Pre-tax amount	(66)	(7)	(73)
Tax provision	12	—	12
After-tax amount	(54)	(7)	(61)
Amounts reclassified within accumulated other comprehensive (loss) income(1)	17	(17)	—
Amounts reclassified from accumulated other comprehensive (loss) income(2)	3	—	3
Net current period other comprehensive (loss) income	(34)	(24)	(58)
Balance as of September 30, 2020	$(21)	$(29)	$(49)

Balance as of December 31, 2018	$20	$(15)	$5
Other comprehensive income before reclassifications:
Pre-tax amount	(14)	(2)	(16)
Tax benefit	7	—	7
After-tax amount	(7)	(2)	(9)
Amounts reclassified from accumulated other comprehensive (loss) income(2)	(3)	—	(3)
Net current period other comprehensive (loss) income	(10)	(2)	(13)
Balance as of September 30, 2019	$9	$(18)	$(8)

___________________________________

(1)Represents unrealized gains (losses) on our cross currency swap and net investment hedge related to foreign currency exchange rate fluctuations.

(2)Amounts are net of tax. Reclassifications out of accumulated other comprehensive (loss) income included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive (Loss) Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Gains (losses) on derivatives:
Fuel swap contracts	$(1)	$—	$(3)	$—
Interest rate swap contracts	(1)	1	(2)	4
Net gains (losses) on derivatives	(2)	1	(4)	4
Impact of income taxes	1	—	2	—
Total reclassifications for the period	$(2)	$1	$(3)	$3

Note 10. Supplemental Cash Flow Information

Supplemental information relating to the Condensed Consolidated Statements of Cash Flows is presented in the following table:

	Nine Months Ended
	September 30,
(In millions)	2020	2019
Cash paid for or (received from):
Interest expense(1)	$57	$55
Interest and dividend income	(1)	(2)
Income taxes, net of refunds	4	23

___________________________________

(1)For the nine months ended September 30, 2019, excludes $12 million received in connection with our partial terminations of the then-existing interest rate swap.

Cash and Cash Equivalents and Restricted Cash at Beginning of Period on the Condensed Consolidated Statements of Cash Flows consists of the following as presented on the Condensed Consolidated Statements of Financial Position:

	As of		As of
	September 30,		December 31
(In millions)	2020	2019	2019	2018
Cash and cash equivalents	$288	$140	$280	$224
Restricted cash	89	89	89	89
Total Cash and cash equivalents and Restricted cash	$377	$228	$368	$313

The non-cash lease transactions are described in Note 12. The proceeds from the frontdoor, inc. (“Frontdoor”) debt issuances described in Note 11 were retained by the lender in satisfaction of the short-term credit facility and have been excluded from the Condensed Consolidated Statements of Cash Flows as non-cash financing activities.

Note 11. Long-Term Debt

Long-term debt is summarized in the following table:

	As of	As of
	September 30,	December 31,
(In millions)	2020	2019
Senior secured term loan facility maturing in 2026(1)	$538	$593
Revolving credit facility maturing 2024	—	—
5.125% notes maturing in 2024(2)	743	742
7.45% notes maturing in 2027(3)	169	167
7.25% notes maturing in 2038(3)	41	40
Vehicle finance leases(4)	93	95
Other(5)	82	98
Less current portion(6)	(100)	(69)
Total long-term debt	$1,565	$1,666

__________________________________

(1)As of September 30, 2020 and December 31, 2019, presented net of $7 million and $6 million in unamortized debt issuance costs, respectively, and $1 million of unamortized original issue discount in each period. On September 30, 2020, we made an advanced amortization payment of $51 million on the Term Loan B. See further discussion in Term Loan Facility below.

(2)As of September 30, 2020 and December 31, 2019, presented net of $7 million and $8 million, respectively of unamortized debt issuance costs.

(3)As of September 30, 2020 and December 31, 2019, collectively presented net of $26 million and $28 million, respectively, of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

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

(5)As of September 30, 2020 and December 31, 2019, includes approximately $81 million and $85 million, respectively, of future payments in connection with acquisitions.

(6)The current portion of long-term debt consists of deferred purchase price and earnout payments on acquisitions and scheduled principal payments of long-term debt due within 12 months.

Term Loan Facility

On November 5, 2019, we closed on an amended $600 million Term Loan B due 2026, as well as a $400 million revolving credit agreement due 2024 (the “Amended Term Loan Facility”).

On September 30, 2020, we amended our Term Loan B agreement to permit proceeds from the sale of the ServiceMaster Brands Divestiture Group to be used to retire subordinated debt or pay shareholder returns. In connection with the amendment, we made an advanced amortization payment of $51 million. The amendment was treated as a debt modification. We recorded $2 million in debt issuance costs related to the amendment. Such advanced amortization payment resulted in a loss on extinguishment of debt of $1 million for the three and nine months ended September 30, 2020.

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

Borrowing under the Revolving Credit Facility

On September 5, 2019, we borrowed an aggregate principal amount of $120 million under our former revolving credit facility to finance our acquisition of Nomor Holding AB. On November 5, 2019, in connection with the Amended Term Loan Facility, we repaid the $120 million outstanding.

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

On September 30, 2020, in connection with the advanced amortization payment on our Term Loan Facility, we terminated $4 million of our interest rate swap.

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

The changes in our interest rate swap agreement, as well as the cumulative interest rate swap outstanding, are as follows:

	Notional
(In millions)	Amount	Fixed Rate(1)
Interest rate swap agreement in effect as of December 31, 2018	$650	1.493%
Terminated	(479)
Entered into effect	—
Interest rate swap agreement in effect as of September 30, 2019	$171	1.493%
Terminated	(171)
Entered into effect	550	1.615%
Interest rate swap agreement in effect as of December 31, 2019	$550	1.615%
Terminated	(4)
Entered into effect	—
Interest rate swap agreement in effect as of September 30, 2020	$546	1.615%

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

As of September 30, 2020 and December 31, 2019, assets recorded under finance leases were $235 million and $220 million, respectively, and accumulated depreciation associated with finance leases was $148 million and $127 million, respectively.

The components of lease expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2020	2019	2020	2019
Finance lease cost
Depreciation of finance lease ROU assets	$10	$9	$29	$25
Interest on finance lease liabilities	1	1	2	4
Operating lease cost	6	6	19	19
Variable lease cost	—	1	1	3
Sublease income	(1)	(1)	(2)	(2)
Total lease cost	$16	$17	$49	$48

Supplemental cash flow information and other information for leases was as follows:

	Nine months ended September 30,
(In millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$21	$17
Operating cash flows for finance leases	2	4
Financing cash flows for finance leases	28	25
ROU assets obtained in exchange for lease obligations:
Operating leases	3	7
Finance leases	23	39

As of September 30, 2020, there were $34 million and $58 million of finance leases included within Current portion of long-term debt and Long-term debt, respectively, on the Condensed Consolidated Statements of Financial Position. Future minimum lease payments under non-cancellable leases as of September 30, 2020 were as follows:

(In millions)	Operating Leases	Finance Leases
Year ended December 31,
2020 (excluding the nine months ended September 30, 2020)	$7	$10
2021	22	33
2022	19	23
2023	15	16
2024	11	8
Thereafter	85	4
Total future minimum lease payments	158	94
Less imputed interest	(42)	(3)
Total	$116	$92

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

During the nine months ended September 30, 2020, our investment in acquisitions was $29 million, using available cash on hand, which included $12 million for nine tuck-in pest control acquisitions which have been accounted for as business combinations, as well as $18 million for final funding for two pest control acquisitions and minority interests completed in 2019 that were included in Accrued liabilities—Other on the Consolidated Statements of Financial Position as of December 31, 2019. Another $3 million of deferred purchase price on the 2020 acquisitions is due to the sellers between one year and three years from the acquisition dates. We recorded a preliminary value of $10 million of goodwill for the 2020 acquisitions. During the nine months ended September 30, 2020, we received $3 million from post-closing working capital adjustments related to acquisitions completed in 2019, and in the three months ended September 30, 2020, reversed $1 million of contingent consideration as the contingency was not met.

During the nine months ended September 30, 2019, our investment in acquisitions was $338 million, using available cash on hand. We completed 27 pest control acquisitions, including the acquisition of Nomor, 24 of which were accounted for as business combinations. Three were accounted for as asset acquisitions. Excluding Nomor, which is described further below, we recorded approximately $224 million of goodwill, $35 million of trade names and $114 million of other intangibles, primarily customer lists, related to these acquisitions.

Supplemental cash flow information regarding the acquisitions was as follows:

	Nine Months Ended
	September 30,
(In millions)	2020	2019
Assets acquired	$16	$402
Liabilities assumed	—	(51)
Net assets acquired	$16	$352

Net cash paid	$11	$338
Seller financed debt	5	11
Contingent earnout	—	4
Purchase price	$16	$352

Nomor

On September 6, 2019, we acquired Nomor, a leading provider of pest control services in Sweden and Norway, for approximately 2 billion Swedish krona (approximately $198 million using the September 6, 2019 exchange rate, net of approximately $9 million of cash acquired). This strategic acquisition launched our expansion into the European pest control market. We funded the acquisition using cash on hand and proceeds from a $120 million borrowing under our Revolving Credit Facility. Nomor is included in the Condensed Consolidated Statements of Financial Position based on an allocation of the purchase price. The final purchase price allocation was as follows (in millions):

Current and other assets(1)	$11
Property and equipment	6
Goodwill	153
Identifiable intangible assets(2)	66
Current liabilities(3)	(20)
Long-term liabilities(4)	(19)
Total purchase price	$198

___________________________________

(1)Primarily trade receivables and net of approximately $9 million of cash acquired.

(2)Primarily customer lists.

(3)Primarily advanced collections from customers.

(4)Includes $15 million of deferred tax liabilities as a result of tax basis differences in intangible assets.

The following pro forma consolidated financial information presents the combined operations of Terminix (formerly ServiceMaster Global Holdings, Inc.) and Nomor for the three and nine months ended September 30, 2019:

	(Unaudited)
	Three months ended	Nine months ended
(In millions, except per share data)	September 30, 2019	September 30, 2019
Consolidated revenue	$474	$1,414
Consolidated net income	$29	$160
Basic earnings per share	$0.22	$1.18
Diluted earnings per share	$0.21	$1.17

ASC 805, “Business Combinations,” establishes guidelines regarding the presentation of unaudited pro forma information. Therefore, this unaudited pro forma information is not intended to represent, nor do we believe it is indicative of, the consolidated results of operations of Terminix that would have been reported had the acquisition been completed at the beginning of 2018. This unaudited pro forma information does not give effect to the anticipated business and tax synergies of the acquisition and is not representative or indicative of the anticipated future consolidated results of operations of Terminix. The most significant adjustments made to the pro forma financial information are the inclusion of $4 million of acquisition-related costs as if incurred in the first quarter of 2018, estimated quarterly interest expense of approximately $1 million related to financing obtained for the transaction and the estimated tax impact of these adjustments. The unaudited pro forma financial information includes various assumptions. The tax impact of these adjustments was calculated based on Nomor’s statutory rate.

Note 14. Income Taxes

As required by ASC 740, “Income Taxes,” we compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from continuing operations before income taxes, except for significant unusual or infrequently occurring items. Our estimated tax rate is adjusted each quarter in accordance with ASC 740.

The effective tax rate was (231.3) percent and 34.8 percent for the three months ended September 30, 2020 and 2019, respectively. The effective tax rate on income from continuing operations was 61.8 percent and 17.4 percent for the nine months ended September 30, 2020 and 2019, respectively.

The negative effective rate for the three months ended September 30, 2020 and the unusual high effective rate for the nine months ended September 30, 2020 is due to the Mobile Bay Formosan termite settlement. A significant portion of the settlement is considered non-deductible for income tax purposes. The effective tax rate on income from continuing operations for the nine months ended September 30, 2019, was primarily affected by the disposition of the Frontdoor retained shares in a non-taxable debt-for-equity exchange that was recorded discretely in the three months ended March 31, 2019.

As of September 30, 2020 and December 31, 2019, we had $13 million and $14 million, respectively, of tax benefits primarily reflected in U.S. Federal and state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). Based on information currently available, it is reasonably possible that over the next 12 month period unrecognized tax benefits may decrease by $2 million as the result of settlements of ongoing audits, statute of limitation expirations or final settlements of uncertain tax positions in multiple jurisdictions. Our policy is to recognize interest income, interest expense and penalties related to our tax positions within the tax provision.

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

European Pest Control and Other includes our European pest control operations, primarily under our Nomor, Pelias and Terminix UK brands, our captive insurance subsidiary, which provides automobile, workers' compensation and general liability coverage to our reportable segment, and our headquarters operations (substantially all of which costs are allocated to our reportable segment), which provides various technology, finance, legal and other support services to Terminix. Our European pest control operations meet the definition of an operating segment, but do not meet the quantitative thresholds to require them to be reported as a reportable segment.

Information regarding the accounting policies used by us are described in our 2019 Form 10-K. We derive substantially all of our revenue from customers and franchisees in the United States with approximately five percent generated in foreign markets as of September 30, 2020. Operating expenses of Terminix consist primarily of direct costs and indirect costs allocated from Corporate.

We use Reportable Segment Adjusted EBITDA as our measure of reportable segment profitability. Accordingly, the CODM evaluates performance and allocates resources based primarily on Reportable Segment Adjusted EBITDA. Reportable Segment Adjusted EBITDA is defined as net income before: unallocated corporate expenses; costs historically allocated to ServiceMaster Brands; European pest control; depreciation and amortization expense; acquisition-related costs; Mobile Bay Formosan termite settlement; non-cash stock-based compensation expense; restructuring and other charges; realized (gain) on investment in frontdoor, inc.; net earnings from discontinued operations; provision for income taxes; loss on extinguishment of debt; and interest expense. Our definition of Reportable Segment Adjusted EBITDA may not be calculated or comparable to similarly titled measures of other companies. We believe Reportable Segment Adjusted EBITDA enables management to better understand trends and financial performance related to operations and is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives and equity-based, long-term incentive plans.

Information for continuing operations for Terminix and European Pest Control and Other is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Revenue:
Terminix	$491	$461	$1,446	$1,375
European Pest Control and Other	21	4	56	4
Total Revenue	$512	$465	$1,502	$1,378
Reportable Segment Adjusted EBITDA:(1)
Terminix	$98	$72	$280	$261

___________________________________

(1)

Presented below is a reconciliation of Net Income to Reportable Segment Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Net (Loss) Income	$(7)	$25	$61	$154
Unallocated corporate expenses	(1)	(2)	(1)	(5)
Costs historically allocated to ServiceMaster Brands	3	3	9	9
Equity in earnings of joint ventures	1	—	2	—
European pest control	(3)	(1)	(6)	(1)
Depreciation and amortization expense	27	23	81	68
Acquisition-related costs	(1)	8	—	12
Mobile Bay Formosan termite settlement(a)	51	—	51	—
Non-cash stock-based compensation expense	3	3	13	10
Restructuring and other charges	2	4	14	12
Realized (gain) on investment in frontdoor, inc.	—	—	—	(40)
Net earnings from discontinued operations	(14)	(17)	(40)	(51)
Provision for income taxes	15	4	31	22
Loss on extinguishment of debt	1	—	1	6
Interest expense	22	19	67	64
Reportable Segment Adjusted EBITDA	$98	$72	$280	$261

 ___________________________________

(a)Represents a charge of $49 million and the prior period portion of a reduction of revenue of $3 million and $2 million in the three and nine months ended September 30, 2020, respectively, related to the Mobile Bay Formosan termite settlement described in Note 6 to the condensed consolidated financial statements. We exclude these charges from Adjusted EBITDA because we believe they do not reflect our on-going operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

Note 16. Fair Value Measurements

The period-end carrying amounts of cash and cash equivalents, receivables, restricted cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported in interest and net investment income in the Condensed Consolidated Statements of Operations and Comprehensive Income. The carrying amount of total debt was $1,665 million and $1,735 million, and the estimated fair value was $1,739 million and $1,839 million as of September 30, 2020 and December 31, 2019, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of September 30, 2020 and December 31, 2019.

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

We have not changed our valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the nine month periods ended September 30, 2020 and 2019.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented were as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2020:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$13	$13	$—	$—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	2	—	—	2
Total financial assets		$15	$13	$—	$2
Financial Liabilities:
Cross-currency interest rate swap	Other long-term obligations	$7	$—	$7	$—
Net investment hedge	Other long-term obligations	10	—	10	—
Fuel swap contracts	Accrued liabilities—Other and Other long-term obligations	2	—	—	2
Interest rate swap contract	Accrued liabilities—Other and Other long-term obligations	38	—	38	—
Total financial liabilities		$57	$—	$55	$2

As of December 31, 2019:
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$13	$13	$—	$—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	1	—	—	1
Interest rate swap contracts	Other assets	5	—	5	—
Total financial assets		$19	$13	$5	$1
Financial Liabilities:
Interest rate swap contracts	Accrued liabilities—Other and Other long-term obligations	$1	$—	$1	$—
Total financial liabilities		$1	$—	$1	$—

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

	Fuel Swap
	Contract
	Assets
(In millions)	(Liabilities)	Location of Gain (Loss) included in Earnings
Balance as of December 31, 2019	$1
Total gains (losses) (realized and unrealized)
Included in earnings	2	Cost of services rendered and products sold
Included in other comprehensive income	(2)
Settlements	—
Balance as of September 30, 2020	$—

Balance as of December 31, 2018	$(4)
Total gains (losses) (realized and unrealized)
Included in earnings	—	Cost of services rendered and products sold
Included in other comprehensive income	2
Settlements	—
Balance as of September 30, 2019	$(1)

The following tables present information relating to the significant unobservable inputs of our Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of September 30, 2020:
Fuel swap contracts	$—	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.10 - $2.32	$2.20
As of December 31, 2019:
Fuel swap contracts	$1	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.37 - $2.80	$2.61

___________________________________

(1)Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

As of September 30, 2020, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $28 million, maturing through 2021. Under the terms of our fuel swap contracts, we are required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of September 30, 2020, we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were issued under the Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. See Note 9 to the condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in accumulated other comprehensive income and for the amounts reclassified out of accumulated other comprehensive income and into earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a loss of $5 million, net of tax, as of September 30, 2020. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

A reconciliation of the amounts included in the computation of basic earnings per share from continuing operations and diluted earnings per share from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In millions, except per share data)	2020	2019	2020	2019
(Loss) income from continuing operations	$(21)	$8	$20	$103
Weighted-average common shares outstanding	132.0	135.8	132.9	135.9
Effect of dilutive securities:
RSUs(1)	—	0.3	0.1	0.3
Stock options(1),(2)	—	0.3	—	0.3
Weighted-average common shares outstanding—assuming dilution	132.0	136.5	133.1	136.5
Basic (loss) earnings per share from continuing operations	$(0.17)	$0.06	$0.14	$0.76
Diluted (loss) earnings per share from continuing operations	$(0.17)	$0.06	$0.14	$0.75

___________________________________

(1)Securities are not included in the table in periods when antidilutive. For the three months ended September 30, 2020, weighted average potentially dilutive shares from RSUs of 0.2 million and weighted average potentially dilutive shares from stock options of 0.1 million were excluded from the dilutive (loss) earnings per share calculation due to the antidilutive effect such shares would have had on net loss per common share.

(2)Options to purchase 1.4 million shares for the three months ended September 30, 2020, and 1.4 million and 0.5 million shares for the nine months ended September 30, 2020, and 2019, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive. There were an insignificant amount of options that would have been anti-dilutive in the three months ended September 30, 2019.

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

On January 21, 2020, we announced we were exploring strategic alternatives relating to ServiceMaster Brands, including the potential sale of the business. As a result of this plan, the ServiceMaster Brands Divestiture Group was classified as held for sale and the financial results of the ServiceMaster Brands Divestiture Group as of and for the period ended September 30, 2020, and for all periods prior to September 30, 2020, have been reflected within the disclosures of this Management’s Discussion and Analysis of Financial Condition and Results of Operations as discontinued operations. On October 1, 2020, we completed the sale of the ServiceMaster Brands Divestiture Group. See Note 5 to the condensed consolidated financial statements for further information.

Overview

Our reportable segment, Terminix, provides residential and commercial termite and pest control in North America under the following leading brands: Terminix, Terminix Commercial, Copesan, Assured Environments, Gregory Pest Solutions and McCloud Services. Our European pest control operations, primarily operating under our Nomor, Pelias and Terminix UK brands, are reported in European Pest Control and Other, in addition to our captive insurance subsidiary which provides automobile, workers’ compensation and general liability coverage to Terminix and our headquarters operations (substantially all of which costs are allocated to Terminix), which provide various technology, finance, legal and other support services to Terminix.

Our financial statements include non-recurring costs incurred to evaluate, plan and execute the sale of ServiceMaster Brands. Costs are primarily related to third-party consulting and other incremental costs directly associated with sale. Net earnings from discontinued operations for the three months and nine months ended September 30, 2020 included charges of $9 million and $18 million, respectively, related to the initiative and ultimate sale.

New CEO Appointment

On August 6, 2020, we announced the appointment of Brett T. Ponton as Chief Executive Officer of the Company and as a member of the board of directors of the Company, in each case, effective as of September 15, 2020.

Recent Events and 2020 Outlook

During the three and nine months ended September 30, 2020, the effects of COVID-19 and related actions to attempt to control its spread negatively impacted our business, beginning in the last few weeks of March. On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic, and governments around the world mandated orders to slow the transmission of the virus. States in the United States, including Tennessee, where we are headquartered, declared states of emergency, and countries around the world, including the United States, took steps to restrict travel, instituted work from home policies, enacted temporary closures of businesses, issued quarantine orders and took other restrictive measures in response to the COVID-19 pandemic. Uncertainty with respect to the economic effects of the pandemic and the restrictive policies to mitigate its spread have introduced significant volatility in the financial markets. The exact timing and pace of the recovery are uncertain as certain markets have reopened, while others remain closed or have closed again in an effort to control the spread of the virus. Although demand for our services continued to improve through the third quarter, it remains marginally below prior year, particularly in our Terminix Commercial service line.

Within the United States, our residential and commercial pest control businesses have been designated an essential business by the U.S. Department of Homeland Security, has allowed us to continue to serve our customers while ensuring the health and safety of our employees and our customers. As the States re-opened for business beginning in the second quarter, all of our brands have been fully operational. We have also continued serving our customers in all of the international markets in which we operate.

In response to these developments, beginning in March and continuing through the third quarter of 2020, we implemented contingency planning designed to ensure the safety and productivity of our workforce. We have implemented technology to facilitate remote working, with most back-office and all call center employees working remotely and field support personnel working remotely where possible. We plan to leverage these new remote working capabilities to reduce ongoing operating costs once we emerge from this event. We have global and regional crisis teams in place monitoring the rapidly evolving situation and recommending risk mitigation actions that we have already implemented, including instituting travel restrictions as well as visitor protocols and developing and maintaining social distancing practices. We have assessed and are implementing continuity plans to provide customers with continued service, including procuring and providing personal protective equipment to all front-line personnel. There has been no material impact on supply for most of our sourced materials and for those sourced materials that have been impacted to any degree, continuity plans have been activated. Additionally, we are taking additional actions to improve our liquidity, including capital expenditure and operating expense reductions.

In reaction to customer demands, Terminix launched one-time and recurring sanitization and disinfection services, which will help all businesses, including those deemed essential, maintain clean work areas while staying in compliance with federal, state, and local public health protocols.

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

Revenue. Our revenue results are primarily a function of the volume and pricing of the services and products provided to our customers by our business as well as the mix of services and products provided. The volume of our revenue in Terminix is impacted by new unit sales, the retention of our existing customers and acquisitions. Revenue results presented in European Pest Control and Other are primarily comprised of our pest control operations in Europe. We serve both residential and commercial customers, principally in the United States. As of September 30, 2020, approximately 95 percent of our revenue was generated by sales in the United States. Franchise fees from our Terminix franchisees represented less than one percent of revenue for the three and nine months ended September 30, 2020.

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

Adjusted EBITDA. We evaluate performance and allocate resources based primarily on Adjusted EBITDA. We define Adjusted EBITDA as net income before: net earnings from discontinued operations; provision for income taxes; interest expense; depreciation and amortization expense; acquisition-related costs; Mobile Bay Formosan termite settlement; non-cash stock-based compensation expense; restructuring and other charges; loss on extinguishment of debt; and realized (gain) on investment in frontdoor, inc. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives and equity-based, long-term incentive plans.

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

Results of Operations

The following table shows the results of operations from continuing operations for the three and nine months ended September 30, 2020 and 2019, which reflects the results of acquired businesses from the relevant acquisition dates. Results of the ServiceMaster Brands Divestiture Group are presented in “—Discontinued Operations – ServiceMaster Brands Divestiture Group.”

	Three Months Ended		Increase
	September 30,		(Decrease)	% of Revenue

(In millions)	2020	2019	2020 vs. 2019	2020	2019
Revenue	$512	$465	10%	100%	100%
Cost of services rendered and products sold	299	278	8	58	60
Selling and administrative expenses	140	137	2	27	30
Amortization expense	9	6	50	2	1
Acquisition-related costs	(1)	8	*	—	2
Mobile Bay Formosan termite settlement	49	—	*	10	—
Restructuring and other charges	2	4	*	—	1
Interest expense	22	19	13	4	4
Interest and net investment income	(1)	(1)	*	—	—
Loss on extinguishment of debt	1	—	*	—	—
(Loss) Income from Continuing Operations before Income Taxes	(7)	13	*	(1)	3
Provision for income taxes	15	4	*	3	1
Equity in earnings of joint venture	1	—	*	—	—
(Loss) Income from Continuing Operations	$(21)	$8	*	(4)%	2%

________________________________

* not meaningful

	Nine Months Ended		Increase
	September 30,		(Decrease)	% of Revenue

(In millions)	2020	2019	2020 vs. 2019	2020	2019
Revenue	1,502	1,378	9%	100%	100%
Cost of services rendered and products sold	876	790	11	58	57
Selling and administrative expenses	423	398	6	28	29
Amortization expense	26	16	71	2	1
Acquisition-related costs	—	12	*	—	1
Mobile Bay Formosan termite settlement	49	—	*	3	—
Realized (gain) on investment in frontdoor, inc.	—	(40)	*	—	(3)
Restructuring and other charges	14	12	*	1	1
Interest expense	67	64	3	4	5
Interest and net investment income	(2)	(4)	*	—	—
Loss on extinguishment of debt	1	6	*	—	—
Income from Continuing Operations before Income Taxes	50	124	*	3	9
Provision for income taxes	31	22	*	2	2
Equity in earnings of joint venture	2	—	*	—	—
Income from Continuing Operations	20	103	*	1%	7%

________________________________

* not meaningful

Revenue

We reported revenue of $512 million and $465 million for the three months ended September 30, 2020 and 2019, respectively and revenue of $1,502 million and $1,378 million for the nine months ended September 30, 2020 and 2019, respectively. A summary of changes in revenue is included in the tables below. See “—Segment Review” for a discussion of the drivers of the year-over-year changes.

		European Pest
(In millions)	Terminix	Control and Other	Total
Three Months Ended September 30, 2019	$461	$4	$465
Residential Pest Control(1)	9	—	9
Commercial Pest Control(2)	9	—	9
Termite and Home Services(3)	7	—	7
Sale of Products and Other(4)	4	—	4
European Pest Control(5)	—	17	17
Three Months Ended September 30, 2020	$491	$21	$512

_________________________________

(1)Includes growth from acquisitions of approximately $2 million for the three months ended September 30, 2020.

(2)Includes growth from acquisitions of approximately $12 million for the three months ended September 30, 2020.

(3)Includes growth from acquisitions of approximately $1 million for the three months ended September 30, 2020.

(4)Includes growth from acquisitions of approximately $8 million for the three months ended September 30, 2020.

(5)Includes growth from acquisitions of approximately $17 million for the three months ended September 30, 2020.

		European Pest
(In millions)	Terminix	Control and Other	Total
Nine Months Ended September 30, 2019	$1,375	$3	$1,378
Residential Pest Control (1)	15	—	15
Commercial Pest Control (2)	23	—	23
Termite and Home Services(3)	19	—	19
Sale of Products and Other(4)	14	—	14
European Pest Control(5)	—	54	54
Nine Months Ended September 30, 2020	$1,446	$56	$1,502

(1)Includes growth from acquisitions of approximately $6 million for the nine months ended September 30, 2020.

(2)Includes growth from acquisitions of approximately $33 million for the nine months ended September 30, 2020.

(3)Includes growth from acquisitions of approximately $4 million for the nine months ended September 30, 2020.

(4)Includes growth from acquisitions of approximately $20 million for the nine months ended September 30, 2020.

(5)Includes growth from acquisitions of approximately $54 million for the nine months ended September 30, 2020.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $299 million and $278 million for the three months ended September 30, 2020 and 2019, respectively, and $876 million and $790 million for the nine months ended September 30, 2020 and 2019, respectively. The following tables provide a summary of changes in cost of services rendered and products sold:

		European Pest
(In millions)	Terminix	Control and Other	Total
Three Months Ended September 30, 2019	$278	$—	$278
Impact of change in revenue(1)	18	11	29
Production labor	(7)	—	(7)
Vehicle and fuel	(3)	—	(3)
Damage claims	4	—	4
Bad debt	(1)	—	(1)
Travel	(1)	—	(1)
Insurance program	—	3	3
Other	(3)	1	(2)
Three Months Ended September 30, 2020	$285	$14	$299

_________________________________

(1)For Terminix, includes approximately $16 million for the three months ended September 30, 2020 from acquisitions. For European Pest Control and Other, includes approximately $11 million for the three months ended September 30, 2020 from acquisitions.

For Terminix, the decrease in production labor was driven by improved employee retention and labor management. The decrease in vehicle and fuel was driven by improvements in fleet management and lower fuel prices. The increase in termite damage claims was driven by increased Non-Litigated Claims and Litigated Claims, primarily in the Mobile Bay Area, as well as the costs of the termite damage claim mitigation program in the Mobile Bay Area. The decrease in travel was driven by the impact of COVID-19 and limited travel in 2020.

For European Pest Control and Other, we realized favorable claims results in our automobile, general liability and workers’ compensation program at a lesser extent than generated in the three months ended September 30, 2019.

		European Pest
(In millions)	Terminix	Control and Other	Total
Nine Months Ended September 30, 2019	$794	$(4)	$790
Impact of change in revenue(1)	44	36	80
Production labor	(7)	—	(7)
Vehicle and fuel	(6)	—	(6)
Damage claims	19	—	19
Bad debt	(3)	—	(3)
Travel	(2)	—	(2)
Insurance program	—	7	7
Other	(3)	1	(2)
Nine Months Ended September 30, 2020	$836	$40	$876

_________________________________

(1)For Terminix, includes approximately $44 million for the nine months ended September 30, 2020 from acquisitions. For European Pest Control and Other, includes approximately $36 million for the nine months ended September 30, 2020 from acquisitions.

For Terminix, the increase in damage claims was driven by increased Non-Litigated Claims and Litigated Claims, primarily in the Mobile Bay Area, as well as the costs related to mitigation efforts in the Mobile Bay Area intended to reduce future damage claims. The decrease in production labor was driven, in part, by improved employee retention and labor management. The decrease in vehicle and fuel was driven by improvements in fleet management and lower fuel prices. The decrease in travel was driven by the impact of COVID-19 and limited travel in 2020.

For European Pest Control and Other, the nine months ended September 30, 2020 were unfavorably impacted by $1 million of adjustments in our automobile, general liability and workers’ compensation program, as compared to favorable adjustments of $6 million in the nine months ended September 30, 2019.

Selling and Administrative Expenses

We reported selling and administrative expenses of $140 million and $137 million for the three months ended September 30, 2020 and 2019, respectively, and $423 million and $398 million for the nine months ended September 30, 2020, and 2019, respectively. The following table provides a summary of selling and administrative expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Selling and marketing expenses	$70	$71	$200	$193
General and administrative expenses	70	66	223	205
Total Selling and administrative expenses	$140	$137	$423	$398

The following tables provide a summary of changes in selling and administrative expenses:

		European Pest
(In millions)	Terminix	Control and Other	Total
Three Months Ended September 30, 2019	$124	$13	$137
Sales and marketing	(2)	—	(2)
Incentive compensation	5	—	5
Corporate administrative expenses	(5)	—	(5)
Acquisition selling and administrative expenses	4	3	7
Other	(2)	(1)	(3)
Three Months Ended September 30, 2020	$124	$16	$140

For Terminix, the increase in incentive compensation is the result of better year over year operating performance. The decrease in corporate administrative expenses was driven by actions taken to reduce the cost of our corporate headquarters operations.

Terminix and European Pest Control and Other reflect higher selling and administrative expenses as a result of acquisitions.

		European Pest
(In millions)	Terminix	Control and Other	Total
Nine Months Ended September 30, 2019	$358	$40	$398
Sales and marketing costs	(1)	—	(1)
Incentive compensation	9	—	9
Corporate administrative expenses	(5)	—	(5)
Acquisition selling and administrative expenses	11	13	24
Other	—	(2)	(2)
Nine Months Ended September 30, 2020	$372	$51	$423

For Terminix, the increase in incentive compensation is the result of better year over year operating performance. The decrease in corporate administrative expenses was driven by actions taken to reduce the cost of our corporate headquarters operations.

Terminix and European Pest Control and Other reflect higher selling and administrative expenses as a result of acquisitions.

Amortization Expense

Amortization expense was $9 million and $6 million in the three months ended September 30, 2020 and 2019, respectively, and $26 million and $16 million in the nine months ended September 30, 2020 and 2019, respectively. The increase in amortization expense primarily reflects the effect of recent acquisitions.

Acquisition-Related Costs

In the three months ended September 30, 2020, we reversed a previously accrued contingent consideration related to an acquisition for $1 million as the contingency was not met. This offset $1 million of acquisition related costs in the nine months ended September 30, 2020. Acquisition-related costs were $8 million and $12 million in the three and nine months ended September 30, 2019.

Mobile Bay Formosan termite settlement

We recorded a charge of $49 million in the three and nine months ended September 30, 2020 for the Mobile Bay Formosan termite settlement. See Note 6 to the condensed consolidated financial statements for more details.

Restructuring and Other Charges

We incurred restructuring charges of approximately $2 million in each of the three months ended September 30, 2020 and 2019, and $14 million and $10 million in the nine months ended September 30, 2020 and 2019, respectively. Restructuring charges were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Terminix(1)	$2	$1	$6	$4
Corporate Functions(2)	1	1	8	5
Global Service Center relocation(3)	—	—	—	1
Total restructuring charges	$2	$2	$14	$10

_________________________________

(1)For the three and nine months ended September 30, 2020, these charges included $1 million and $3 million of severance and other costs and $1 million and $3 million of impairment and other charges related to our call center right of use assets, which we exited during the second quarter. For the three and nine months ended September 30, 2019, these charges included $1 million and $4 million, respectively, of severance and other costs.

(2)We have historically made changes on an ongoing basis to enhance capabilities and reduce costs in our corporate functions that provide company-wide administrative services to support operations. For the three and nine months ended September 30, 2020 and 2019, these charges were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Severance	$—	$—	$3	$1
Other costs(a)	1	—	5	4
Total Corporate Functions	$1	$1	$8	$5

___________________________________

(a)Represents costs incurred in connection with our CEO transition, charges associated with the marketing of our corporate aircraft for sale and accelerated depreciation on systems we are replacing with the implementation of our new customer experience platform.

(3)For the nine months ended September 30, 2019, these charges included lease termination and other charges of $1 million related to our headquarter relocation.

Other charges represent professional fees incurred that are not closely associated with our ongoing operations. Other charges were $2 million for the three and nine months ended September 30, 2019. No similar charges were incurred in the three and nine months ended September 30, 2020

Realized (Gain) on Investment in frontdoor, inc.

We recorded a gain of $40 million related to the sale of our retained investment in Frontdoor in the nine months ended September 30, 2019, with no similar gain recorded in the other periods presented.

Interest Expense

Interest expense was $22 million and $19 million in the three months ended September 30, 2020 and 2019, respectively, and $67 million and $64 million in the nine months ended September 30, 2020 and 2019, respectively. The increase in interest expense was due to an increase in our average long-term debt balance to fund acquisitions completed in the fourth quarter of 2019.

Interest and Net Investment Income

Interest and net investment income was $1 million for both the three months ended September 30, 2020 and 2019, and $2 million and $4 million in the nine months ended September 30, 2020 and 2019, respectively. Interest and net investment income is comprised primarily of net investment gains and losses from equity investments and interest income on other cash balances.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $1 million was recorded in the three and nine months ended September 30, 2020, related to an advanced amortization payment made on our Term Loan Facility. A loss on extinguishment of debt of $6 million was recorded in the nine months ended September 30, 2019. See Note 11 to the condensed consolidated financial statements for more details.

(Loss) Income from Continuing Operations before Income Taxes

(Loss) income from continuing operations before income taxes was $(7) million and $13 million income for the three months ended September 30, 2020 and 2019, respectively, and $50 million and $124 million for the nine months ended September 30, 2020 and 2019, respectively. The change in (loss) income from continuing operations before income taxes primarily reflects the net effect of year-over-year changes in the following items:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In millions)	2020 vs. 2019	2020 vs. 2019
Income from continuing operations before income taxes, September 30, 2019	$13	$124
Reportable segment and European Pest Control and Other(1)	26	19
Depreciation expense(2)	(1)	(2)
Amortization expense(3)	(3)	(11)
Acquisition-related costs(4)	10	12
Mobile Bay Formosan termite settlement(5)	(49)	(49)
Restructuring and other charges(6)	2	(2)
Loss on extinguishment of debt(7)	—	6
Realized (gain) on investment in frontdoor, inc.(8)	—	(40)
Interest expense(9)	(2)	(2)
Other(10)	(3)	(6)
(Loss) income from continuing operations before income taxes, September 30, 2020	$(7)	$50

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

(5)Represents the $49 million charge for the Mobile Bay Formosan termite settlement recorded in the three and nine months ended September 30, 2020 as described in “—Mobile Bay Formosan termite settlement.”

(6)Represents the net change in restructuring and other charges as described in “—Restructuring and Other Charges.”

(7)Represents the net change in the loss on extinguishment of debt as described in “—Loss on Extinguishment of Debt.”

(8)Represents the net change in the investment in frontdoor, inc. as described in “—Realized (Gain) on Investment in frontdoor, inc.”

(9)Primarily represents the net change in interest expense, as described in “—Interest Expense.”

(10)Primarily represents the net change in stock-based compensation and interest and net investment income.

Provision for Income Taxes

The effective tax rate was (231.3) percent and 34.8 percent for the three months ended September 30, 2020 and 2019, respectively. The effective tax rate on income from continuing operations was 61.8 percent and 17.4 percent for the nine months ended September 30, 2020 and 2019, respectively. The negative effective rate for the three months ended September 30, 2020 and the unusual high effective rate for the nine months ended September 30, 2020 is due to the Mobile Bay Formosan termite settlement. A significant portion of the settlement is considered non-deductible for income tax purposes. The effective tax rate on income from continuing operations for the nine months ended September 30, 2019, was primarily affected by the disposition of the Frontdoor retained shares in a non-taxable debt-for-equity exchange that was recorded discretely in the three months ended March 31, 2019.

Net Earnings from Discontinued Operations

In January 2020, we announced we are exploring strategic alternatives related to ServiceMaster Brands, including a potential sale of the business. On October 1, 2020, we completed the sale of the ServiceMaster Brands Divestiture Group. Net earnings from discontinued operations were $14 million and $17 million for the three months ended September 30, 2020 and 2019, respectively, and $40 million and $51 million for the nine months ended September 30, 2020 and 2019, respectively, and reflect the results of the ServiceMaster Brands Divestiture Group. Net earnings from discontinued operations for the three and nine months ended September 30, 2020 include costs related to third-party consulting and other incremental costs directly associated with the strategic alternatives exploration process and ultimate sale of $9 million and $18 million, respectively.

Net Income

Net income was $(7) million and $25 million for the three months ended September 30, 2020 and 2019, respectively, which was primarily driven by a $20 million decrease in (loss) income from continuing operations before income taxes and $3 million lower net earnings from discontinued operations in the three months ended September 30, 2020. Net income was $61 million and $154 million in the nine months ended September 30, 2020 and 2019, respectively, which was primarily driven by a $75 million decrease in income from continuing operations before income taxes and $11 million lower net earnings from discontinued operations in the nine months ended September 30, 2020. Both 2020 periods were impacted by the $49 million Mobile Bay Formosan termite settlement.

Segment Review

The following discussion of our business segment results should be read in conjunction with the footnote disclosures presented in the notes to the condensed consolidated financial statements included in this report.

Revenue and Adjusted EBITDA were as follows:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
(In millions)	2020	2019	(Decrease)	2020	2019	(Decrease)
Revenue:
Terminix	$491	$461	6%	$1,446	$1,375	5%
European Pest Control and Other	21	4	*	56	4	*
Total Revenue:	$512	$465	10%	$1,502	$1,378	9%
Adjusted EBITDA:(1)
Terminix Reportable Segment Adjusted EBITDA	$98	$72	35%	$280	$261	8%
European Pest Control and Other(2)	4	3	32	5	6	(7)
Costs historically allocated to ServiceMaster Brands(3)	(3)	(3)	*	(9)	(9)	*
Total Adjusted EBITDA	$98	$72	37%	$277	$258	7%

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

Terminix Segment

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The Terminix segment, which provides termite and pest control services to residential and commercial customers and distributes pest control products, reported a six percent increase in revenue and a 36 percent increase in Adjusted EBITDA for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Revenue

Revenue by service line was as follows:

	Three Months Ended
	September 30,

(In millions)	2020	2019	Growth		Organic		Acquired
Residential Pest Control	$193	$183	$9	5%	$8	4%	$2	1%
Commercial Pest Control	119	110	9	8%	(4)	(3)%	12	11%
Termite and Home Services	151	144	7	5%	6	4%	1	1%
Other	28	24	4	18%	(3)	(14)%	8	33%
Total revenue	$491	$461	$30	6%	$7	2%	$23	5%

Residential pest control revenue growth was five percent. The organic revenue growth of four percent was driven by strong customer demand, retention gains and increased price realization, offset by the impact of lower new summer sales units, bed bug and other one-time sales. Residential pest control revenue in the quarter also increased one percent from acquisitions completed during the last 12 months.

Commercial pest control revenue growth was eight percent, reflecting growth from acquisitions of 11 percent, offset by organic revenue declines of three percent. The commercial pest control organic revenue decline was driven by lower sales of non-recurring services and service postponements due to business closures from COVID-19.

Termite revenue, including wildlife exclusion, crawl space encapsulation and attic insulation, which are managed as a component of our termite line of business, growth was five percent. The growth in this service line reflects an increase in core termite new unit sales driven by the launch of a new monthly pay tiered product offering, a strong termite swarm season in certain markets and higher revenue from other home services including wildlife exclusion, crawl space encapsulation and attic insulation. In the three months ended September 30, 2020, we recorded a reduction of termite revenue of $3 million related to the Mobile Bay Formosan termite settlement.

In the three months ended September 30, 2020, termite renewal revenue comprised 42 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

Adjusted EBITDA

The following table provides a summary of changes in the Terminix’s Adjusted EBITDA:

(In millions)
Three Months Ended September 30, 2019	$72
Impact of organic revenue growth	9
Production labor	7
Vehicle and fuel	3
Damage claims	(4)
Bad debt	1
Travel	1
Sales and marketing	2
Incentive compensation	(5)
Corporate administrative expenses	5
Other	2
Impact of acquisitions	5
Three Months Ended September 30, 2020	$98

The decrease in production labor was driven by improved employee retention and labor management. The decrease in vehicle and fuel was driven by improvements in fleet management and lower fuel prices. The increase in termite damage claims was driven by increased Non-Litigated Claims and Litigated Claims, primarily in the Mobile Bay Area, as well as the costs of the termite damage claim mitigation program in the Mobile Bay Area. The decrease in travel was driven by the impact of COVID-19 and limited travel in 2020. The increase in incentive compensation is the result of better year over year operating performance. The decrease in corporate administrative expenses was driven by actions taken to reduce the cost of our corporate headquarters operations.

Nine months Ended September 30, 2020 Compared to Nine months Ended September 30, 2019

The Terminix segment reported a five percent increase in revenue and a three percent increase in Adjusted EBITDA for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Revenue

Revenue by service line is as follows:

	Nine Months Ended
	September 30,

(In millions)	2020	2019	Growth		Organic		Acquired
Residential Pest Control	$534	$519	$15	3%	$9	2%	$6	1%
Commercial Pest Control	332	309	23	8%	(10)	(3)%	33	11%
Termite and Home Services	502	483	19	4%	16	3%	4	1%
Other	78	64	14	21%	(7)	(10)%	20	32%
Total revenue	$1,446	$1,375	$71	5%	$8	1%	$63	5%

Residential pest control revenue growth was three percent. The organic residential pest control growth of two percent was driven by strong customer demand, retention gains and increased price realization, offset by the impact of lower new summer sales units, bed bug and other one-time sales and temporary service postponements in recurring pest, driven by COVID-19. Residential pest control revenue also increased one percent from acquisitions completed during the last 12 months.

Commercial pest control revenue growth was eight percent. The commercial pest control organic revenue decline of three percent was driven by lower sales of non-recurring services and service postponements due to business closures from COVID-19. Commercial pest control revenue also increased 11 percent from acquisitions completed during the last 12 months, including Gregory Pest Solutions and McCloud Services which were completed during the fourth quarter of 2019.

Termite revenue, including wildlife exclusion, crawl space encapsulation and attic insulation, which are managed as a component of our termite line of business, increased four percent compared to prior year, primarily reflecting an increase in core termite new unit sales and improved price realization. In the nine months ended September 30, 2020, we recorded a reduction of termite revenue of $3 million related to the Mobile Bay Formosan termite settlement.

In the nine months ended September 30, 2020, termite renewal revenue comprised 46 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

Adjusted EBITDA

The following table provides a summary of changes in Terminix’s Adjusted EBITDA:

(In millions)
Nine Months Ended September 30, 2019	$261
Impact of change in revenue	10
Production labor	7
Vehicle and fuel	6
Damage claims	(19)
Bad debt	3
Travel	2
Sales and marketing costs	1
Incentive compensation	(9)
Corporate administrative expenses	5
Other	3
Impact of acquisitions	10
Nine Months Ended September 30, 2020	$280

The decrease in production labor was driven, in part, by improved employee retention and labor management, partially offset by labor inefficiencies incurred in the first quarter of 2020 due to the impact of COVID-19. The decrease in vehicle and fuel was driven by improvements in fleet management and lower fuel prices. The increase in termite damage claims was driven by increased Non-Litigated Claims and Litigated Claims, primarily in the Mobile Bay Area, as well as the costs of the termite damage claim mitigation program in the Mobile Bay Area. The decrease in travel was driven by the impact of COVID-19 and limited travel in 2020. The increase in incentive compensation is the result of better year over year operating performance. The decrease in corporate administrative expenses was driven by actions taken to reduce the cost of our corporate headquarters operations.

Termite Damage Claims

A summary of Litigated Claims and Non-Litigated Claims for the nine months ended September 30, 2020 and 2019 is as follows:

	Litigated Claims			Non-Litigated Claims
	Mobile Bay	All Other		Mobile Bay	All Other
	Area	Regions	Total	Area	Regions	Total
Outstanding claims as of December 31, 2018	31	17	48	264	602	866
New claims filed	12	—	12	135	623	758
Claims resolved	(2)	(1)	(3)	(122)	(497)	(619)
Outstanding claims as of March 31, 2019	41	16	57	277	728	1,005
New claims filed	9	—	9	269	869	1,138
Claims resolved	(2)	(2)	(4)	(180)	(685)	(865)
Outstanding claims as of June 30, 2019	48	14	62	366	912	1,278
New claims filed	9	1	10	183	665	848
Claims resolved	(7)	—	(7)	(166)	(747)	(913)
Outstanding claims as of September 30, 2019	50	15	65	383	830	1,213

Outstanding claims as of December 31, 2019	56	11	67	376	618	994
New claims filed	6	2	8	127	505	632
Claims resolved	(6)	—	(6)	(183)	(546)	(729)
Outstanding claims as of March 31, 2020	56	13	69	320	577	897
New claims filed	8	5	13	147	669	816
Claims resolved	(1)	(2)	(3)	(168)	(501)	(669)
Outstanding claims as of June 30, 2020	63	16	79	299	745	1,044
New claims filed	4	4	8	107	610	717
Claims resolved	(14)	(3)	(17)	(127)	(584)	(711)
Outstanding claims as of September 30, 2020	53	17	70	279	771	1,050

Litigated Claims exclude a number of claims in which the only material issue in dispute is the actual amount of repair costs, which are simpler to resolve and less volatile (“Non-Complex Litigated Claims”). There were no Non-Complex Litigated Claims filed in the three and nine months ended September 30, 2020 in the Mobile Bay Area, and one in the three months ended September 30, 2020 and nine in the nine months ended September 30, 2020 in our branches outside of the Mobile Bay Area (“All Other Regions”) which are excluded from this table. The financial impacts of these Non-Complex Litigated Claims are included in the summary of Litigated and Non-Litigated Reserve Activity below and are not material to our financial condition or the results of our operations.

A summary of Litigated Claims and Non-Litigated Claims reserve activity for the nine months ended September 30, 2020 and 2019 is as follows:

	Litigated Claims			Non-Litigated Claims
	Mobile Bay	All Other		Mobile Bay	All Other
(In millions)	Area	Regions	Total	Area	Regions	Total
Reserves as of December 31, 2018	$4	$4	$8	$7	$13	$20
Expense	(1)	2	1	2	3	5
Payments	(2)	(2)	(4)	(2)	(4)	(6)
Reserves as of March 31, 2019	$1	$4	$5	$6	$12	$19
Expense	3	—	3	2	4	7
Payments	(1)	(3)	(4)	(3)	(6)	(8)
Reserves as of June 30, 2019	$3	$1	$4	$6	$11	$17
Expense	4	—	4	3	5	8
Payments	(1)	—	(2)	(3)	(5)	(8)
Reserves as of September 30, 2019	$6	$1	$7	$6	$12	$17

Reserves as of December 31, 2019	$40	$12	$52	$15	$13	$28
Expense	3	3	5	2	4	6
Payments	(3)	(1)	(3)	(3)	(5)	(8)
Reserves as of March 31, 2020	$40	$14	$54	$15	$12	$27
Expense	7	2	9	2	4	6
Payments	(4)	(1)	(5)	(3)	(5)	(8)
Reserves as of June 30, 2020	$43	$15	$58	$14	$11	$25
Expense	5	1	6	4	4	8
Payments	(7)	(2)	(9)	(4)	(5)	(9)
Reserves as of September 30, 2020	$41	$14	$55	$14	$11	$24

In addition, our results of operations for the three and nine months ended September 30, 2020 include charges for legal fees associated with Litigated Claims of $2 million and $6 million, respectively, and costs related to mitigation efforts in the Mobile Bay Area of $3 million and $5 million, respectively. Our results of operations for the three and nine months ended September 30, 2019 include charges for legal fees associated with Litigated Claims of $2 million and $5 million, respectively.

European Pest Control and Other

European Pest Control and Other includes our pest control operations in Europe, our captive insurance subsidiary which provides automobile, workers’ compensation and general liability coverage to our reportable segment and our headquarters functions (whose costs are allocated to Terminix or previously allocated to ServiceMaster Brands which is now classified as discontinued operations), increased $17 million compared to the three months ended September 30, 2019.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenue

Our European pest control operations reported revenue of $21 million for the three months ended September 30, 2020. Revenue from European pest control operations was impacted by COVID-19 related business closures, including severe disruptions in the UK, as well as the impact of a slow wasp season in Sweden and Norway.

Adjusted EBITDA

The following table provides a summary of changes in European Pest Control and Other’s Adjusted EBITDA:

(In millions)
Three Months Ended September 30, 2019	$3
European pest control	4
Insurance program	(3)
Three Months Ended September 30, 2020	$4

The increase in Adjusted EBITDA from European Pest Control and Other was driven by the acquisition of Nomor, partially offset by additional optimization expenses incurred by Terminix UK as part of our efforts to separate it from its former owner’s operations and systems. The three months ended September 30, 2020 were also impacted by an unfavorable adjustment of $1 million in our automobile, general liability and workers’ compensation program, as compared to a favorable $2 million adjustment in the nine months ended September 30, 2019.

Nine months Ended September 30, 2020 Compared to Nine months Ended September 30, 2019

Revenue

Our European pest control operations reported revenue of $56 million for the nine months ended September 30, 2020, an increase of $52 million compared to the nine months ended September 30, 2019.

Adjusted EBITDA

The following table provides a summary of changes in European Pest Control and Other’s Adjusted EBITDA:

(In millions)
Nine Months Ended September 30, 2019	$6
European pest control	7
Insurance program	(7)
Nine Months Ended September 30, 2020	$5

The increase in Adjusted EBITDA from European Pest Control and Other was driven by the acquisition of Nomor, partially offset by additional optimization expenses incurred by Terminix UK as part of our efforts to separate it from its former owner’s operations and systems. The nine months ended September 30, 2020 were also impacted by an unfavorable adjustment of $1 million in our automobile, general liability and workers’ compensation program, as compared to a favorable $6 million adjustment in the nine months ended September 30, 2019.

Costs Historically Allocated to ServiceMaster Brands

We have historically incurred the cost of certain corporate-level activities which we performed on behalf of our businesses, including ServiceMaster Brands, such as executive functions, communications, public relations, finance and accounting, tax, treasury, internal audit, human resources operations and benefits, risk management and insurance, supply management, real estate management, legal, facilities, information technology and other general corporate support services. The costs of such activities were historically allocated to our segments, including ServiceMaster Brands. Certain corporate expenses which were historically allocated to the ServiceMaster Brands segment are not permitted to be classified as discontinued operations under GAAP (“Historically Allocated Services”). Such Historically Allocated Services amounted to $3 million and $9 million in each of the three months and nine months ended September 30, 2020 and 2019 respectively, and are included in European Pest Control and Other.

Discontinued Operations – ServiceMaster Brands Divestiture Group

Sale of ServiceMaster Brands Divestiture Group

On October 1, 2020, we completed the sale of the ServiceMaster Brands Divestiture Group, which included the ServiceMaster Brands segment, the assets and liabilities of our financing subsidiary which provides financing to franchisees that was historically reported within European Pest Control and Other and the ServiceMaster trade name for $1,553 million. The sale allows Terminix to focus as a pure-play pest control company.

Financial Information of Discontinued Operations

Net earnings from discontinued operations for all periods includes the operating results of the ServiceMaster Brands Divestiture Group.

The operating results of discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Revenue	$71	$63	$198	$191
Income before income taxes	18	22	53	69
Provision for income taxes	4	5	13	18
Net earnings from discontinued operations	$14	$17	$40	$51

Liquidity and Capital Resources

Liquidity

A portion of our liquidity needs are due to service requirements on our indebtedness. The Credit Facilities contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of September 30, 2020, we were in compliance with the covenants under the agreements that were in effect on such date.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Credit Facilities. As of September 30, 2020, we had $665 million of immediate liquidity, which consisted of available cash and cash equivalents and available borrowings under our Existing Revolving Credit Facility.

On October 1, 2020, we completed the sale of the ServiceMaster Brands Divestiture Group for total proceeds of $1,553 million. After applicable taxes and fees, we expect net proceeds of approximately $1,116 million. On November 15, 2020, we plan to retire $750 million of our 2024 high yield bonds and pay $19 million of debt retirement fees.

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

We have a covenant-lite debt structure and as such has no maintenance financial covenants in place unless its Revolving Credit Facility is drawn by more than 30 percent, or $120 million. We currently have no cash drawn under the Revolving Credit Facility. In the event more than 30 percent of the Revolving Credit Facility is drawn, the applicable maintenance financial covenant is 4.0x net first lien debt to Consolidated EBITDA, as defined in our credit agreement, for the most recently completed four-quarter period. With the inclusion of EBITDA from discontinued operations, our first lien net debt leverage ratio was approximately 1.0x Adjusted EBITDA at quarter end, with total net debt leverage at approximately 3.3x Adjusted EBITDA. After the completion of the sale of the ServiceMaster Brands Divestiture Group and the subsequent debt reduction, we expect a total net debt leverage ratio of less than 1.0x Adjusted EBITDA.

At September 30, 2020, there were $23 million of letters of credit outstanding and $377 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts. We also have $89 million of cash collateral under our automobile, general liability and workers’ compensation insurance program that is included as Restricted cash on the Condensed Consolidated Statements of Financial Position as of September 30, 2020. We may from time to time change the amount of cash or marketable securities used to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program. The amount of cash or marketable securities utilized to satisfy these collateral requirements will depend on the relative cost of the issuance of letters of credit under the new Revolving Credit Facility and our cash position. Any change in cash or marketable securities used as collateral would result in a corresponding change in our available borrowing capacity under the new Revolving Credit Facility.

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

On September 25, 2020, our board of directors approved a three-year $400 million share repurchase program. Under the share repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

On November 4, 2020, we reached a Settlement with the AL AG in connection with our Formosan termite business practices in the Mobile Bay area of Alabama pursuant to which we recorded a charge of $49 million and a reduction of revenue of $3 million in the three and nine months ended September 30, 2020. We expect to fund this settlement through the establishment of a $25 million consumer fund and direct payments to the State of Alabama. See Note 6 to the condensed consolidated financial statements for more details.

Under the terms of our fuel swap contracts, we are required to post collateral in the event the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the agreement with the counterparty. As of September 30, 2020, the estimated fair value of our fuel swap contracts was nominal, and we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were also issued under the old Revolving Credit Facility. The continued use of letters of credit for this purpose in the future could limit our ability to post letters of credit for other purposes and could limit our borrowing availability under the new Revolving Credit Facility. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

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

On September 30, 2020, we closed on an amendment to our Term Loan B credit agreement that permits proceeds from the sale of ServiceMaster Brands to be used to retire subordinated debt or pay shareholder returns. In conjunction with the amendment, we made an approximately $51 million advance amortization payment on the Term Loan B, set to mature in November of 2026.

Using proceeds from the sale of ServiceMaster Brands, we intend to retire all $750 million of our existing 5.125% high yield bonds on November 15, 2020. In conjunction with the retirement, we will pay a prepayment penalty of 2.563%.

Fleet and Equipment Financing Arrangements

Our Fleet Agreement allows us to obtain fleet vehicles through a leasing program, among other things. We expect to fulfill substantially all of our vehicle fleet needs through the leasing program under the Fleet Agreement. For the nine months ended September 30, 2020, we acquired $23 million of vehicles through the leasing program under the Fleet Agreement. All leases under the Fleet Agreement are finance leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin totaling 2.45 percent. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement.

Additionally, a portion of our property and equipment is leased through programs outside the scope of the Fleet Agreement. For the nine months ended September 30, 2020, an immaterial amount of property and equipment was acquired through these incremental leasing programs. We anticipate new lease financings, including the Fleet Agreement and incremental leasing programs, for the full year 2020 will range from $40 million to $50 million.

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

	Nine Months Ended
	September 30,
(In millions)	2020	2019
Net cash provided from (used for):
Operating activities	$211	$152
Investing activities	(37)	(348)
Financing activities	(205)	57
Discontinued operations	41	54
Effect of exchange rate changes on cash	(1)	—
Cash increase during the period	$9	$(85)

Operating Activities

Net cash provided from operating activities from continuing operations increased $59 million to $211 million for the nine months ended September 30, 2020 compared to $152 million for nine months ended September 30, 2019.

Net cash provided from operating activities for the nine months ended September 30, 2020 comprised $170 million in earnings adjusted for non-cash charges and $54 million decrease in cash required for working capital (a $14 million decrease excluding the working capital impact of accrued interest and taxes), offset, in part, by $14 million in payments related to restructuring and other charges and acquisition-related costs. For the nine months ended September 30, 2020, working capital requirements were favorably impacted by the deferral of payroll and income tax payments under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and the collection of a federal income tax refund.

Net cash provided from operating activities for the nine months ended September 30, 2019 comprised $173 million in earnings adjusted for non-cash charges and a $1 million increase in cash required for working capital (an $11 million increase excluding the working capital impact of accrued interest and taxes), offset, in part, by $21 million in payments related to restructuring and other charges, acquisition-related costs and fumigation matters. For the nine months ended September 30, 2019, working capital requirements were favorably impacted by seasonal activity and the timing of interest and income tax payments.

Investing Activities

Net cash used for investing activities from continuing operations was $37 million for the nine months ended September 30, 2020, compared to $348 million for the nine months ended September 30, 2019.

Cash paid for business acquisitions was $29 million for the nine months ended September 30, 2020, compared to $338 million for the nine months ended September 30, 2019. We expect to continue our tuck-in acquisition program at Terminix and to periodically evaluate other strategic acquisitions.

Capital expenditures were $20 million and $19 million for the nine months ended September 30, 2020 and 2019, respectively, and included recurring capital needs and information technology projects. We anticipate capital expenditures for the full year 2020 will range from $25 million to $35 million, reflecting recurring capital needs. We expect to fulfill our ongoing vehicle fleet needs through vehicle finance leases. We have no additional material capital commitments at this time.

Cash flows received for notes receivable, net, for the nine months ended September 30, 2020 totaled $6 million. Cash flows received for notes receivable, net, for the nine months ended September 30, 2019 totaled $8 million. Reductions in the volume of notes receivable originated in the 2020 period were driven by the launch of a new monthly pay tiered product offering in our termite line of business and declines in new one-time sales, such as bed bug and bird services, in our pest control line of business.

Financing Activities

Net cash used for financing activities from continuing operations was $205 million for the nine months ended September 30, 2020 compared to $57 million for the nine months ended September 30, 2019.

During the nine months ended September 30, 2020, we repurchased $103 million of common stock and received $4 million from the issuance of common stock through the exercise of stock options. In addition, we repaid $103 million of debt. During the nine months ended September 30, 2019, we repurchased $33 million of common stock and received $10 million from the issuance of common stock through the exercise of stock options.

During the first quarter of 2019, we completed a debt-for-equity exchange which resulted in $600 million of borrowings of debt under a short-term credit facility, $472 million of repayments of our senior secured term loan facility and $114 million of repayments under a short-term credit facility. During the nine months ended September 30, 2019, we borrowed an aggregate principal amount of $120 million under our revolving credit facility to finance our acquisition of Nomor Holding AB. In addition, in the nine months ended September 30, 2019, we repaid $53 million of other debt.

Contractual Obligations

Our 2019 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2019. We continue to make the contractually required payments, and, therefore, the 2019 obligations and commitments as listed in our 2019 Form 10-K have been reduced by the required payments. The sale of the ServiceMaster Brands Divestiture Group reduces our contractual obligations and commitments by approximately $10 million from 2021 through 2025.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any significant off-balance sheet arrangements.

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

Regulatory Matters

In March 2019, Company representatives met with representatives of the Office of the Attorney General of the State of Alabama (the “AL AG”) and other Alabama state representatives to discuss termite renewal pricing changes we made in the Mobile Bay area in 2019 and explain the Company’s perspective that the price increases complied with the Alabama Deceptive Trade Practices Act (the “ADTPA”). Subsequently, in September 2019, we received a subpoena (the “AL Subpoena”) from the AL AG requesting documents and information under the ADTPA related to our Formosan termite business practices in the Mobile Bay area, largely focused on the termite renewal pricing changes we made in the Mobile Bay area in 2019. Although the AL Subpoena requested broader information than that related to termite renewal pricing changes, we determined based on our prior interactions and evaluation of the matter that any potential exposure was not material to the Company. Over the course of several months, the Company produced the documents and information requested by the AL Subpoena. In August 2020, the AL AG expressed for the first time their belief that the Company’s inspection and treatment practices may have violated the ADTPA, and that they anticipated imposing certain potential unquantified remedies. In an effort to better understand these matters raised by the AL AG, Company representatives met with the AL AG in September 2020, at which point the AL AG provided details regarding the scope of the alleged potential ADTPA violations and of the potential remedies and the potential economic scope of those remedies. Following the September 2020 meeting with the AL AG, the Company determined that the inquiry could be material to its operations and financial results. In October 2020, Company representatives again met with the AL AG and the AL AG verbally presented allegations of ADTPA violations related to the 2019 price increase and certain inspection and treatment practices, as well as a draft consent decree to resolve those allegations. Over the next two weeks, the Company and the AL AG engaged in intensive negotiations and, on November 4, 2020, the Company entered into the Consent Judgment and Settlement Agreement (the “Settlement”) with the AL AG.

The Settlement provides for: immediate remediation measures to be provided directly to current and former customers in the Mobile Bay area, including refunds of certain price increases, rebates to certain former customers, the establishment of a $25 million consumer fund and a related receiver to oversee our compliance with these commitments and to act as an arbitrator for certain Non-litigated Claims; the reimbursement of certain investigative and monitoring costs incurred by the Attorney General’s office and the Department of Agriculture and Industries; and a university endowment intended to support termite and pest control research with an emphasis on Formosan termite research. The Company has also agreed to pay the state of Alabama $19 million. In the third quarter of 2020, the Company recorded a charge of $49 million and reduction of revenue of $3 million related to these immediate remediation measures. These charges represent our best estimate and may change based on a variety of factors, and these changes could be material to our financial results, including acceptance rates by current and former customers of the agreed remediation measures.

Pursuant to the Settlement, we have also agreed to provide the opportunity to reinstate service for customers who canceled their services during certain specified timeframes as well as the retreatment of certain customer premises and a commitment to certain specified response and remediation timeframes for future termite damage claims. We do not expect the financial impact of these remedies to have a material impact on our prospective results of operations or cash flows.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” in our 2019 Form 10-K, in our quarterly report on Form 10-Q for the quarter ended March 31, 2020 (the “2020 Q1 10-Q”) and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above could cause actual results and outcomes to differ from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•Implementation of Mobile Bay termite settlement remediation measures to current and former customers, including refunds of certain price increases and the establishment of the consumer fund intended to settle future non-litigated termite damage claims disputes;

•The validity of the Mobile Bay termite settlement’s preclusivity provision related to future litigated termite damage claims of fraud, misrepresentation, deceit, suppression of material facts or fraudulent concealment arising out of any act, occurrence or transaction related to our Formosan termite business practices in the Mobile Bay Area;

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

We have hedged substantially all of our variable rate debt under our interest rate swap and, therefore, we believe our exposure to interest rate fluctuations, when viewed on a net basis, is not material to our overall results of operations. Assuming all revolving loans were fully drawn as of September 30, 2020, each one percentage point change in interest rates would result in an approximate $4 million change in annual interest expense on our Revolving Credit Facility.

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 12 million gallons of fuel in 2020. As of September 30, 2020, a 10 percent change in fuel prices would result in a change of approximately $3 million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of September 30, 2020, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $28 million, maturing through 2021. There was no estimated fair value of these contracts as of September 30, 2020. These fuel swap contracts provide a fixed price for approximately 80 percent and 89 percent of our estimated fuel usage for the remainder of 2020 and 2021 respectively.

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

Effective March 3, 2020, we entered into a cross currency interest rate swap and a net investment hedge to mitigate the financial impact of fluctuations in foreign currency exchange rates between the U.S. dollar and Swedish Krone, our largest foreign currency exposure. The estimated fair value of these contracts as of September 30, 2020 was a net liability of $17 million. These instruments provide a fixed translation rate on our approximately $200 million investment in Nomor. As of September 30, 2020, a 10 percent change in average exchange rates would not have a material impact on our results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer, Brett T. Ponton, and Senior Vice President and Chief Financial Officer, Anthony D. DiLucente, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Ponton and DiLucente have concluded that both the design and operation of our disclosure controls and procedures were effective as of September 30, 2020.

Changes in internal control over financial reporting

No changes in our internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the three and nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2019, Company representatives met with representatives of the Office of the Attorney General of the State of Alabama (the “AL AG”) and other Alabama state representatives to discuss termite renewal pricing changes we made in the Mobile Bay area in 2019 and explain the Company’s perspective that the price increases complied with the Alabama Deceptive Trade Practices Act (the “ADTPA”). Subsequently, in September 2019, we received a subpoena (the “AL Subpoena”) from the AL AG requesting documents and information under the ADTPA related to our Formosan termite business practices in the Mobile Bay area, largely focused on the termite renewal pricing changes we made in the Mobile Bay area in 2019. Although the AL Subpoena requested broader information than that related to termite renewal pricing changes, we determined based on our prior interactions and evaluation of the matter that any potential exposure was not material to the Company. Over the course of several months, the Company produced the documents and information requested by the AL Subpoena. In August 2020, the AL AG expressed for the first time their belief that the Company’s inspection and treatment practices may have violated the ADTPA, and that they anticipated imposing certain potential unquantified remedies. In an effort to better understand these matters raised by the AL AG, Company representatives met with the AL AG in September 2020, at which point the AL AG provided details regarding the scope of the alleged potential ADTPA violations and of the potential remedies and the potential economic scope of those remedies. Following the September 2020 meeting with the AL AG, the Company determined that the inquiry could be material to its operations and financial results. In October 2020, Company representatives again met with the AL AG and the AL AG verbally presented allegations of ADTPA violations related to the 2019 price increase and certain inspection and treatment practices, as well as a draft consent decree to resolve those allegations. Over the next two weeks, the Company and the AL AG engaged in intensive negotiations and, on November 4, 2020, the Company entered into the Consent Judgment and Settlement Agreement (the “Settlement”) with the AL AG.

The Settlement provides for: immediate remediation measures to be provided directly to current and former customers in the Mobile Bay area, including refunds of certain price increases, rebates to certain former customers, the establishment of a $25 million consumer fund and a related receiver to oversee our compliance with these commitments and to act as an arbitrator for certain Non-litigated Claims; the reimbursement of certain investigative and monitoring costs incurred by the Attorney General’s office and the Department of Agriculture and Industries; and a university endowment intended to support termite and pest control research with an emphasis on Formosan termite research. The Company has also agreed to pay the state of Alabama $19 million. In the third quarter of 2020, the Company recorded a charge of $49 million and reduction of revenue of $3 million related to these immediate remediation measures. These charges represent our best estimate and may change based on a variety of factors, and these changes could be material to our financial results, including acceptance rates by current and former customers of the agreed remediation measures.

Pursuant to the Settlement, we have also agreed to provide the opportunity to reinstate service for customers who canceled their services during certain specified timeframes as well as the retreatment of certain customer premises and a commitment to certain specified response and remediation timeframes for future termite damage claims. We do not expect the financial impact of these remedies to have a material impact on our prospective results of operations or cash flows.

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
2.1^

Purchase Agreement, dated as of September 1, 2020, by and between ServiceMaster Global Holdings, Inc. and RW Purchaser LLC, is incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company, filed September 2, 2020.

3.1(a)

Amendment to the Certificate of Incorporation of the Company, effective as of October 5, 2020, is incorporated by reference to Exhibit 3.1(a) to the Current Report on Form 8-K of the Company, filed October 5, 2020.

3.1(b)

Restated Certificate of Incorporation of the Company, effective as of October 5, 2020, is incorporated by reference to Exhibit 3.1(b) to the Current Report on Form 8-K of the Company, filed October 5, 2020.

3.2	Amended and Restated By-Laws of the Company, effective as of October 5, 2020, is incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company, filed October 5, 2020.
10.1

Fifth Amendment, dated as of September 30, 2020, to the Credit Agreement, dated as of July 1, 2014, among The ServiceMaster Company, LLC (n/k/a The Terminix Company, LLC), JPMorgan Chase Bank N.A., as administrative agent, the lenders and other financial institutions party thereto and certain Subsidiaries named therein, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed October 1, 2020.

10.2

Release Agreement, dated September 30, 2020, related to release of guarantor legal entities being sold as part of the Business and the underlying assets thereof in connection with the Guarantee and Collateral Agreement, dated as of July 1, 2014, made by The ServiceMaster Company, LLC (n/k/a The Terminix Company, LLC), CDRSVM HOLDING, LLC and certain subsidiaries of ServiceMaster (n/k/a The Terminix Company, LLC) in favor of JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent for the secured parties, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed October 1, 2020.

10.3#*	Employee Restricted Stock Agreement, dated as of September 15, 2020, by and between Kim Scott and the Company.
10.4#*	Employee Restricted Stock Agreement, dated as of September 15, 2020, by and between Greg Rutherford and the Company.
10.5#

Employment Agreement, dated as of August 4, 2020 by and between Brett T. Ponton and the Company, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed August 6, 2020.

10.6*	Schedule of Signatories to a Director Indemnification Agreement.
10.7*

Consent Decree entered into between Terminix International, Inc., The Terminix International Company Limited Partnership, the Alabama Attorney General and the Alabama Department of Agriculture and Industries.

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

* Filed herewith.

^ Schedules and exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2020

TERMINIX GLOBAL HOLDINGS, INC.
(Registrant)

By:	/s/ Anthony D. DiLucente
Anthony D. DiLucente
Senior Vice President and Chief Financial Officer (Principal Financial Officer)