Form 10-K
period 2020-12-31
TERMINIX GLOBAL HOLDINGS INC
filed 2021-02-26
CIK 1428875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-K

________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

901-597-1400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	TMX	New York Stock Exchange

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2020, there were 131,981,085 shares of the registrant’s common stock outstanding, and the aggregate market value of the voting stock held by non-affiliates (assuming only for purposes of this computation that individuals then serving as our directors and executive officers may be affiliates) was approximately $4.7 billion based on the closing price of common stock on the NYSE on June 30, 2020 of $35.69 per share.

The number of shares of the registrant’s common stock outstanding as of February 24, 2021: 131,859,929 shares of common stock, par value $0.01 per share.

Documents incorporated by reference:

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2021 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2020.

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

Overview

Terminix Global Holdings, Inc. (formerly known as ServiceMaster Global Holdings, Inc.) and its majority-owned subsidiary partnerships, limited liability companies and corporations (collectively, “Terminix,” the “Company,” “we,” “us” and “our”) is a leading provider of residential and commercial termite and pest management services, specializing in protection against termite damage, rodents, insects and other pests, including cockroaches, spiders, wood-destroying ants, ticks, fleas, mosquitos and bed bugs. Our services include termite remediation, annual termite inspection and prevention treatments with termite damage repair guarantees, periodic pest management services, insulation services, crawlspace encapsulation, wildlife exclusion and disinfection services. Our portfolio of well-recognized brands includes Terminix, Assured Environments, Copesan Services, Inc. (“Copesan”), Gregory Pest Solutions (“Gregory”), McCloud Services (“McCloud”), Nomor AB (“Nomor”) and Pelias Norsk Skadedyrkontroll AS (“Pelias”). We have one reportable segment, our pest management and termite business. Our mission is to be the preferred pest management service in the eyes of our customers, our teammates and the communities we serve.

Organized in Delaware in 2007, Terminix is the successor to various entities dating back to 1929. Terminix operates through an extensive service network of approximately 370 company-owned branches in the United States (“U.S.”), Europe, Canada, Mexico and Central America, over 100 franchise and licensed locations in the U.S., Japan, South Korea, Southeast Asia, Central America and the Caribbean, and joint ventures in India and China. Terminix serves both residential and commercial customers, principally in the U.S. We made a daily average of over 50,000 visits to residential and commercial customer locations during 2020.

For the year ended December 31, 2020, Terminix recorded revenue of $1,961 million, net income of $551 million and Adjusted EBITDA of $345 million. For a reconciliation of net income (loss) to Adjusted EBITDA, see “Selected Financial Data.” In 2020, approximately 95 percent of our revenue was generated by sales in the U.S. A significant portion of our assets are located in the U.S., and the consolidated book value of all assets located outside of the U.S. is not material.

Revenue from services in the years ended December 31, 2020 and 2019 was as follows:

	2020	2019
Residential Pest Management	36%	38%
Commercial Pest Management	23%	23%
Termite and Home Services	32%	33%
European Pest Management	4%	1%
Sales of Products and Other	5%	5%

Over 80 percent of Terminix revenue comes from customers who enter into contracts with the option to renew periodically (e.g. annually, monthly or quarterly). Typically, termite services require an initial inspection and the installation of a protective bait station or liquid barrier surrounding the home. Termite contracts can be either service contracts or protection plans. The protection plan contracts provide a guarantee for the repair of new damage resulting from termite infestation. After the initial term, typically one year, a customer has the option to renew the contract at a significantly reduced cost that extends the guarantee. Consequently, revenue generated from a renewal customer is less than revenue generated from a first-year termite customer. “Other” includes product sales and franchise fees. Franchise fees represent less than one percent of our revenue.

Terminix Competitive Strengths

•#1 recognized brand in U.S. termite and pest management services

•Passionate and empowered employees focused on delivering superior customer service

•Expansive scale and deep presence across the U.S.

•Effective multi-channel customer acquisition strategy

•History of innovative leadership and introducing new products and services

Sale of ServiceMaster Brands

On January 21, 2020, we announced we were exploring strategic alternatives related to ServiceMaster Brands, including the potential sale of the business, in order to focus on our core pest management and termite business. The divestiture group included the assets and liabilities of the ServiceMaster Brands businesses, which was comprised of the Amerispec, Furniture Medic, Merry Maids, ServiceMaster Clean and ServiceMaster Restore brands, certain assets and liabilities of ServiceMaster Acceptance Corporation, our financing subsidiary that was historically reported as part of European Pest Control and Other, and the ServiceMaster trade name (the “ServiceMaster Brands Divestiture Group”). On October 1, 2020, we completed the sale of the ServiceMaster Brands Divestiture

Group for $1,541 million to RW Purchaser LLC, an affiliate of investment funds managed by Roark Capital Management LLC (“Roark”) after working capital adjustments, resulting in a gain of $494 million, net of income taxes. We also entered into a transition services agreement and sublease agreement with Roark. See Note 7 to the Consolidated Financial Statements for further discussion of these agreements.

The historical results of the ServiceMaster Brands Divestiture Group, including the results of operations, cash flows and related assets and liabilities, are reported as discontinued operations for all periods presented herein.

COVID-19

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic, and governments around the world mandated orders to slow the transmission of the virus. States in the U.S., including Tennessee, where we are headquartered, declared states of emergency, and countries around the world, including the U.S., took steps to restrict travel, instituted work from home policies, enacted temporary closures of businesses, issued quarantine orders and took other restrictive measures in response to the COVID-19 pandemic. These actions to attempt to control its spread impacted our business, primarily our commercial pest management service line, beginning in the first quarter of 2020.

Uncertainty with respect to the economic effects of the pandemic and the restrictive policies to mitigate its spread have introduced significant volatility in the financial markets. The exact timing and pace of recovery remain uncertain. Certain markets have reopened while others remain closed or have closed again in an effort to control the spread of the virus. Although demand for our services improved through the fourth quarter of 2020, it remained marginally below prior year demand, particularly in our commercial pest management service line. Within the U.S., our business has been designated essential by the U.S. Department of Homeland Security, which has allowed us to continue to serve our customers while ensuring the health and safety of our employees and our customers. We have also continued serving our customers in all of the international markets in which we operate.

Our Opportunity

We believe our business is strategically positioned to benefit from a number of favorable demographic and secular trends, including growth in population, household formation, new and existing home sales increasing regulation of commercial pest management services and increasing pest populations driven by the increasing temperatures of climate change. In addition, we believe there is increasing demand for outsourced services, fueled by a trend toward “do-it-for-me” as a result of an aging population and shifts in household structure and behaviors, such as dual-income families and consumers with “on-the-go” lifestyles.

U.S. Termite and Pest Management Industry

The outsourced segment for residential and commercial termite and pest management services in the U.S. was approximately $9 billion in 2020. We estimate that there are approximately 20,000 U.S. termite and pest management companies, nearly all of which have fewer than 100 employees.

Termites are responsible for an estimated $5 billion in home damage in the U.S. annually. The termite control industry provides treatment and inspection services to residential and commercial property owners for the remediation and prevention of termite infestations. We believe homeowners value quality and reliability over price in choosing professional termite control services, as the cost of most professional treatments is well below the potential cost of inaction or ineffective treatment. As a result, we believe the demand for termite remediation services is relatively insulated from changes in consumer spending. In addition to remediation services, the termite control industry offers periodic termite inspections and preventative treatments to residential and commercial property owners in areas with high termite activity, typically through renewable contracts. These contracts carry guarantees that protect the property owner against the cost of structural damage caused by a termite infestation. Termites can cause significant damage to a structure before becoming visible to the untrained eye, highlighting the value proposition of professional preventative termite services. As a result, the termite control industry experiences high renewal rates on these preventative inspection and treatment contracts and revenues from such contracts are generally stable and recurring.

Pest infestations may damage a home or business while also carrying the risk of the spread of diseases. Moreover, for many commercial facilities, pest management is essential to regular operations and regulatory compliance (e.g., food processing, hotels, restaurants and healthcare facilities). As a result of these dynamics, the pest management industry experiences high rates of renewal for its pest inspection and treatment contracts. Pest management services are often delivered on a contracted basis through regularly scheduled service visits, which include an inspection of premises and application of pest management materials.

Both termite and pest activity are affected by weather. Termite activity increases during the spring and summer months, the intensity of which varies based on weather and is changing due to the effects of climate change. Similarly, pest activity tends to accelerate in the spring months when warmer temperatures arrive in many U.S. regions. However, the high proportion of termite and pest management services which are contracted and recurring, as well as the high renewal rates for those services, limit the effect of weather anomalies on the termite and pest management industry in any given year.

European Pest Management Industry

The European pest management market was approximately $4.9 billion in 2020. Our European operations currently represent four percent of our revenue. We are pursuing additional organic and inorganic growth opportunities in these attractive and growing markets.

Our Competitive Strengths

#1 Recognized brand in U.S. termite and pest management services. We are a leading provider of essential residential and commercial services. The pest management industry is large, growing and highly fragmented, and we believe we have significant advantages over smaller local and regional competitors. We have spent decades developing a reputation built on reliability and superior quality and service. As a result, we enjoy industry leading brand awareness and a reputation for high-quality customer service, both of which serve as key drivers of our customer acquisition efforts. Our nationwide presence also allows our brands to effectively serve both local residential customers and large national commercial accounts.

Passionate and empowered employees focused on delivering superior customer service. We believe our high customer retention demonstrates the valued nature of the services we offer and the consistently strong level of customer service that we provide. Many of our technicians have built long-standing, personal relationships with their customers. We believe these personal bonds, often forged over decades, help to drive customer loyalty and retention. As a result of our high retention and long-standing customer relationships, we enjoy significant visibility and stability in our business, and these factors limit the effect of adverse economic cycles on our revenue base.

We are constantly focused on improving customer service. The customer experience is at the foundation of our business model and we believe that each employee is an extension of Terminix’s reputation. We employ rigorous hiring and training practices and continuously analyze our operating metrics to identify potential improvements in service and productivity. Technicians in our Terminix branches create continuity in customer relationships and ensure the development of best practices based on on-the-ground experience. We also provide our field personnel with access to sophisticated data management and mobility tools which enable them to drive efficiencies, improve customer service and ultimately grow our customer base and profitability.

Expansive scale and deep presence across a national footprint. We are diversified in terms of customers and geographies. We serve approximately 2.9 million customers across the U.S. Our diverse customer base and geographies help to mitigate the effect of adverse regional weather and market conditions and other risks in any particular geography or customer segment we serve. We therefore believe our size and scale provides us with added protection from risk relative to our smaller local and regional competitors.

Effective multi-channel customer acquisition strategy. Our multi-channel marketing approach focuses on building the value of our brands and generating revenue by understanding the decisions consumers make at each stage in the purchase of residential and commercial services. We also have been deploying increasingly sophisticated consumer analytics models that allow us to more effectively segment our prospective customers and tailor campaigns towards them and, as a result, we have kept cost per sale relatively flat. In addition, we are seeing success with innovative ways of reaching and marketing to consumers, including content marketing, online reputation management and social media channels.

History of innovative leadership and introducing new products and services.

Solid revenue and Adjusted EBITDA growth through business cycles. Our consolidated revenue and Adjusted EBITDA compound annual growth rates from 2016 through 2020 were six percent and two percent, respectively. We believe that our strong performance is attributable to the essential nature of our services, our strong value proposition and management’s focus on driving results through strategic investment and operational execution.

Solid margins with attractive operating leverage and productivity improvement initiatives. Our business model enjoys inherent operating leverage stemming from route density and fixed investments in infrastructure and technology, among other factors. This allows us to generate productivity to expand margins through a variety of initiatives, including metric-driven continuous improvement in our customer care centers, application of consistent process guidelines at the branch level, leveraging size and scale to improve the sourcing of labor and materials and deploying shared services models. We have also deployed mobility solutions and routing and scheduling systems across our business in order to enhance overall efficiency and reduce operating costs.

Our Strategy

Grow Our Customer Base. We are focused on the growth of our business through the introduction and delivery of high-value services to new and existing customers.

To accelerate new customer growth, we make strategic investments in sales, marketing and advertising to drive new business leads, brand awareness and market share. In addition, we employ multiple initiatives to improve customer satisfaction and service delivery, which we believe leads to improved retention and growth in our customer base across our service lines.

Develop and Expand New Service Offerings. We intend to continue to leverage our existing sales channels and local coverage to deliver additional value-added services to our customers. Our product development teams draw upon the experience of our technicians in the field, combined with in-house scientific expertise, to create innovative customer solutions for both our existing customer base and identified service/category adjacencies. We have a strong history of new product introductions, such as Terminix’s crawlspace encapsulation, disinfection services, mosquito control and wildlife exclusion services, that we believe will appeal to new potential customers as well as our existing customer base. Mosquito, wildlife exclusion and crawl space encapsulation are being offered in substantially all U.S. geographic segments where we believe substantial opportunity exists. We are now focusing our efforts on increasing our share in these product lines.

National Accounts Platform. Our Terminix and Copesan brands provide national account service offerings in commercial pest management and provide us with the opportunity to expand into combined offerings in the future. These national accounts customers operate multi-location businesses that pair well with our national footprint.

Grow Our Commercial Business. Our revenue from commercial customers comprised approximately 23 percent of our 2020 revenue. We believe we are well positioned to leverage our national coverage, brand strength and broad service offerings to target both large multi-regional accounts and local and regional commercial customers. We believe these capabilities provide us with a meaningful competitive advantage, especially compared to smaller local and regional competitors. With respect to the large, multi-regional customer base, we recognize these companies seek to outsource or reduce the number of vendors used for certain services and, accordingly, we have reenergized our marketing approach in this channel. Our commercial expansion strategy targets industries with a demonstrated need for our services, including healthcare, manufacturing, warehouses, hotels and commercial real estate.

Expand the Geographies We Serve. Through detailed assessments of local economic conditions and demographics, we have identified target geographies for expansion, both in existing geographies, where we have capacity to increase our local position, and in new geographies, where we see opportunities. In addition to geographic expansion opportunities within the U.S., we may also continue to grow our international presence through organic growth and strategic acquisitions.

Enhance Our Profitability. We have and will continue to invest in initiatives designed to improve our margins and drive profitable growth. We have been able to increase productivity through actions such as continuous process improvement, targeted systems investments, sales force initiatives and technician mobility tools. We also focus on strategically capitalizing on our purchasing power to achieve more favorable pricing and terms. In addition, we have implemented tools and processes to centralize and systematize pricing decisions. These tools and processes enable us to optimize pricing at the local and product levels while creating a flexible and scalable pricing architecture across our business. We intend to leverage these investments as well as identify further opportunities to enhance profitability.

Pursue Selective Acquisitions. Historically, we have a track record of being able to source and purchase targets at accretive prices and successfully integrate them into our business to increase branch density and improve operating margins. We anticipate that the highly fragmented nature of the markets in which we operate will continue to create opportunities for further consolidation. In the future, we intend to continue to take advantage of tuck-in as well as strategic acquisition opportunities, including Terminix franchise repurchases, particularly in underserved geographies where we can enhance and expand our service capabilities.

Capital-Light Business Model

Our business model is characterized by strong margins and limited capital requirements. For the years ended December 31, 2020, 2019 and 2018, our net cash provided from operating activities from continuing operations was $198 million, $164 million and $155 million, respectively, and our property additions were $26 million, $25 million and $46 million (net of government grants received of $7 million), respectively. Free Cash Flow was $172 million, $139 million and $115 million for the years ended December 31, 2020, 2019 and 2018, respectively. For a reconciliation of Free Cash Flow to net cash provided from operating activities from continuing operations, which we consider to be the most directly comparable financial measure presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), see “Selected Financial Data.”

Sales and Marketing

We market our services to both homeowners and businesses through various means, including digital marketing, television and radio advertising, print advertisements, marketing partnerships, door-to-door summer sales programs, telemarketing, various social media channels and through national, regional and local sales teams.

Customers and Geographies

Our revenues are not dependent on a single customer. However, a significant percentage of our revenue is concentrated in the southern and western regions of the U.S., with California, Texas and Florida collectively accounting for approximately one-third of our revenue in 2020.

Competition

We compete in the residential and commercial termite and pest management markets. We compete with many other companies in the sale of our services and products. The principal methods of competition in our business include quality and speed of service, brand awareness and reputation, technology and systems, customer satisfaction, pricing and promotions, professional sales forces, contractor network and referrals. All of the primary market segments in which we operate are highly fragmented. Our major competitors include Orkin, Inc. (a subsidiary of Rollins, Inc.), Ecolab, Inc., Rentokil Initial, plc. and Anticimex International AB, all of which compete internationally.

Information Technology

We have invested in information systems and software packages designed to allow us to grow efficiently and scale across our organization, while retaining local and regional flexibility. Our sophisticated IT systems enable us to provide a high level of convenience and service to our customers. We are developing a new customer experience platform to replace legacy operating systems as part of a fundamental reimagining of our operating model which will provide a full 360-degree vision of the customer and enable more data driven decision making. The new customer experience platform will begin rolling out at the end of 2021, and we believe it will provide us with a competitive advantage in our operations.

Human Capital Management

Terminix employs approximately 10,000 teammates in the United States and 1,400 teammates outside the United States in Europe, Canada and Central America. As a leader in the pest management industry, we recognize that our teammates are our most important asset in the delivery of the services we provide to customers. Since we deliver services in various communities around the world, it is important that our Teammate base reflect the values and customers of those communities we serve. In this regard, we are committed to fostering a safe, inclusive, and equitable workplace that attracts and retains exceptional talent, enabling us to better serve to our customers.

Five key areas in which we focus our efforts include:

1.Teammate Safety

2.Diversity, Equity and Inclusion

3.Training and Development

4.Teammate Retention

5.Compensation and Benefits

Teammate Safety

At Terminix, safety is a core value. We maintain strong safety programs focused on continuously improving the safety and wellbeing of our communities, teammates and customers we serve. We maintain a safety culture grounded in striving for zero teammate injuries and illnesses, while operating and delivering our services responsibly and eliminating workplace incidents, risks and hazards. We review and monitor our performance regularly with a goal to continually reduce recordable incidents. During 2020, our recordable incident rate declined seven percent compared to fiscal 2019.

During 2020, our focus on workplace safety enabled us to preserve business continuity without sacrificing our commitment to keep our teammates, workplace visitors and customers safe during the global novel COVID-19 pandemic.

Terminix was designated an essential business early in the COVID-19 pandemic. Since the onset of the pandemic, we have taken an integrated approach to helping our teammates manage their work and personal responsibilities, with the priority on teammate wellbeing, health and safety. Terminix has worked with suppliers to ensure our teammates have the appropriate personal protection equipment to allow them to continue to serve our customers in a safe manner, protecting both the customer and the teammate. The Company developed COVID-19 protocols relating to most aspects of the business, including customer service visits, working at Terminix buildings and individual health. Many departments have worked remotely and have not been required to come to the central offices, so as to minimize exposure to the virus.

Diversity, Equity and Inclusion

At Terminix, we believe inclusion inspires results. Perspectives from a diverse workforce can provide key insights into selling into varied and different communities, providing numerous avenues for the growth of the business and improved customer satisfaction.

The Company has created a Diversity, Equity and Inclusion Council (“Council”) with a mission to foster actions that create an inclusive work environment valuing the contributions and perspectives of all team members. The goal of the Council is to advance a workforce that builds and advocates for gender, race, age, language, cultural background, education, work experience, ethnicity, sexual orientation, physical ability, as well as the religious and cultural views of members of Terminix. The Council is representative of Terminix teammates chosen to help engage in ongoing evaluation of Terminix’s internal business practices and advise the Terminix executive team on driving a culture of diversity, equity and inclusion.

The Council is committed to promoting and advancing this important work through five distinct subcommittees that drive diversity, equity and inclusion goals across core business streams:

•Corporate Responsibility

•Culture

•Inclusion

•Supplier Diversity

•Talent and Equity

As of December 31, 2020, Terminix employed a workforce in the Unites States that was 62 percent white and 38 percent minority representation. Also, the workforce was 82 percent male and 16 percent female, with two percent undeclared. Terminix is committed to improving the levels of both race and gender representation to better reflect the communities in which we operate.

We have long-established, teammate-driven Business Resource Groups, which provide opportunities for education, community partnerships, cultural awareness and career development.

Training and Development

We have made investments to our human resources organization and structure that centralized and standardized hiring and training practices. We have also introduced tools to help our branch managers manage labor more efficiently, and we continue to invest in attracting, developing and retaining talent. Our front-line teammates also receive on-the-job training to ensure we are executing for our customers. Our online training platforms provide our teammates with access to a multitude of training courses, videos, reference material and other tools.

As part of encouraging internal development, we engage in regular discussions around succession planning and talent development at all levels of our Company. Our board of directors has frequent contact with business leaders within the organization and participates actively in the succession planning process. Our Senior Vice President of Human Resources reports directly to the CEO and works with management to evaluate internal talent for future leadership positions within the organization on an ongoing basis. In evaluating potential acquisitions, an important consideration is the quality of the management team of the target company and our ability to ensure such management team will remain with the Company as needed if we acquire the business.

Teammate Retention

Our experience has demonstrated that the retention of well-trained, high-performing teammates results in higher customer retention and improved financial results. Terminix has made significant investments in the hiring and training of teammates, especially those who are the Company’s face to the customer. Turnover rates for pest technicians tend to be higher in the first year of employment with a reduced rate beyond the first year. Consequently, Terminix has made investments in the recruiting, onboarding and training of new teammates to enhance their ability to deliver quality service to our customers and to keep them engaged in the Terminix business. As a result, the Company made significant progress during 2020 toward the improvement of teammate retention. The Company is also implementing the Terminix Way that includes the development of enhanced Standard Operating Procedures, training paths, and technology for frontline teammates that will improve consistency from branch-to-branch and teammate-to-teammate, and provide well-defined career paths for our teammates.

Compensation and Benefits

Terminix is committed to investing in our workforce by providing competitive compensation and benefit programs.

Compensation programs include base salary and variable compensation programs such as annual bonus, production plans, sales commissions, spot bonus and stock awards. The variable compensation programs are performance based, with the actual amount earned depending on the performance of the Company and the teammate.

•Comprehensive health and dental coverage is offered to teammates.

•A 401(k) savings plan with a Company match if offered that allows teammates to save for their future.

•Parental leaves are provided to all new parents of both genders for births and adoptions.

•Other insurance benefits are also offered, including Company-paid and supplemental teammate-paid life insurance, long-term disability and accidental death and disability coverage.

•An Employee Stock Purchase Plan, where teammates can purchase stock in the Company to participate in the success of the Company, is also offered to teammates.

Intellectual Property

We hold various service marks, trademarks and trade names, such as Terminix, that we deem particularly important to our advertising activities. As of December 31, 2020, we had marks that were protected by registration (either by direct registration or by treaty) in the U.S. and approximately 70 other countries.

Insurance

We maintain insurance coverage that we believe is appropriate for our business, including workers’ compensation, auto liability, general liability, umbrella and property insurance. In addition, we provide various insurance coverages, including deductible reimbursement policies, to our business units through our wholly-owned captive insurance company.

Regulatory Compliance

Our business is subject to various international, federal, state, provincial and local laws and regulations, compliance with which increases our operating costs, limits or restricts the services provided or the methods by which our business offers, sells and fulfills those services or conducts business, or subjects us to the possibility of regulatory actions or proceedings. Noncompliance with these laws and regulations can subject us to fines or various forms of civil or criminal prosecution, any of which could have a material adverse effect on our reputation, business, financial position, results of operations and cash flows.

These international, federal, state, provincial and local laws and regulations include laws relating to consumer protection and data privacy, wage and hour, deceptive trade practices, permitting and licensing, state contractor laws, workers’ safety, tax, healthcare reforms, franchise-related issues, collective bargaining and other labor matters, environmental and employee benefits. The Terminix business must also meet certain Department of Transportation and Federal Motor Carrier Safety Administration requirements with respect to certain vehicles in its fleet. Terminix is regulated by federal, state and local laws, ordinances and regulations which are enforced by pest management boards, environmental protection agencies and similar government entities. Terminix uses products containing ingredients regulated by the U.S. Environmental Protection Agency (the “EPA”).

Environmental, Health and Safety Matters

Our business is subject to various international, federal, state and local laws and regulations regarding environmental, health and safety matters. Among other things, these laws regulate the emission or discharge of materials into the environment, govern the use, storage, treatment, disposal, transportation and management of hazardous substances and wastes and protect the health and safety of our employees. These laws also impose liability for the costs of investigating and remediating, and damages resulting from, present and past releases of hazardous substances, including releases by prior owners or operators of sites we currently own or operate.

Compliance with environmental, health and safety laws increases our operating costs, limits or restricts the services provided or the methods by which we offer, sell and fulfill those services or conduct business, or subjects us to the possibility of regulatory or private actions or proceedings.

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

We cannot predict the effect of possible future environmental laws on our operations. Changes in, or new interpretations of, existing laws, regulations or enforcement policies, the discovery of previously unknown contamination, or the imposition of other environmental liabilities or obligations in the future, may lead to additional compliance or other costs. During 2020, there were no material capital expenditures for environmental control facilities, and there are no material expenditures anticipated for 2021 or 2022 related to such facilities.

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

Available Information

Terminix maintains a website at http://www.terminix.com that includes a hyperlink to a website maintained by a third party where Terminix’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge as soon as reasonably practicable following the time that they are filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information found on our website is not a part of this or any other report filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS

 You should carefully consider the factors described below, in addition to the other information set forth in this Annual Report on Form 10-K. These risk factors are important to understanding the contents of this Annual Report on Form 10-K and of other reports. Our reputation, business, financial position, results of operations and cash flows are subject to various risks. The risks and uncertainties described below are not the only ones relevant to us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially and adversely affect our reputation, business, financial position, results of operations and cash flows. The risk factors generally have been separated into four groups: risks related to our business and our industry, risks related to our indebtedness, risks related to our common stock and risks related to COVID-19.

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

Risks Related to Our Business and Our Industry

Our industries are highly competitive. Competition could reduce our share and adversely affect our reputation, business, financial position, results of operations and cash flows.

We operate in highly competitive industries. Changes in the source and intensity of competition in the industries served by us impact the demand for our services and may also result in additional pricing pressure. Regional and local competitors operating in a limited geographic area may have lower labor, employee benefits and overhead costs than us. The principal methods of competition in our business include quality and speed of customer service, brand awareness and reputation, technology and systems, customer satisfaction, fairness of contract terms, including price and promotions, professional sales forces, contractor network and referrals. We may be unable to compete successfully against current or future competitors, and the competitive pressures that we face may result in reduced share, reduced pricing or an adverse impact to our reputation, business, financial position, results of operations and cash flows.

Weakening general economic conditions, especially as they may affect home sales, unemployment or consumer confidence or spending levels, may adversely impact our business, financial position, results of operations and cash flows.

Our results of operations are dependent upon consumer spending. Deterioration in general economic conditions and consumer confidence, particularly in California, Texas and Florida, which collectively represented approximately one-third of our revenue in 2020, could affect the demand for our services. Consumer spending and confidence tend to decline during times of declining economic conditions. A worsening of macroeconomic indicators, including weak home sales, higher home foreclosures, declining consumer confidence or rising unemployment rates, could adversely affect consumer spending levels, reduce demand for our services and adversely impact our business, financial position, results of operations and cash flows.

Termite damage claims and lawsuits related thereto could increase our legal expenses, and impact our business, financial position, results of operations and cash flows.

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

In November 2020, the Company entered into the Consent Judgment and Settlement Agreement (the “Settlement”) with the Office of the Attorney General of the State of Alabama (the “AL AG”) and other Alabama state regulators, primarily related to our termite renewal pricing changes we made in the Mobile Bay area in 2019 and certain other termite inspection and treatment practices regarding the control of Formosan termites in that area that allegedly violated the Alabama Deceptive Trade Practices Act (the “ADTPA”). The Settlement provides for: immediate remediation measures to be provided directly to current and former customers in the Mobile Bay Area, including refunds of certain price increases, rebates to certain former customers, the establishment of a $25 million consumer fund and a related receiver to oversee our compliance with these commitments and to act as an arbitrator for certain Non-litigated Claims; the reimbursement of certain investigative and monitoring costs incurred by the AL AG’s office and the

Department of Agriculture and Industries; and a university endowment intended to support termite and pest management research with an emphasis on Formosan termite research. The Company has also agreed to pay the state of Alabama $19 million. In the year ended December 31, 2020, the Company recorded a charge of $49 million and reduction of revenue of $4 million related to these remediation measures. These charges represent our best estimate and may change based on a variety of factors, and these changes could be material to our financial results, including acceptance rates by current and former customers of the agreed remediation measures.

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

We entered into the Settlement, in part, because after consultation with Alabama legal counsel and a review of the relevant statutes and case law, the Settlement provides us with a preclusivity position that will negate punitive damage awards related to future Litigated Claims in the Mobile Bay Area. The validity of the preclusivity position related to future Litigated Claims of fraud, misrepresentation, deceit, suppression of material facts or fraudulent concealment arising out of any act, occurrence or transaction related to our Formosan termite business practices in the Mobile Bay Area has yet to be tested in legal proceedings with our fact scenarios and could fail to negate awards of punitive damages.

We may not successfully implement our business strategies, including achieving our growth objectives.

We may not be able to fully implement our business strategies or realize, in whole or in part within the expected time frames, the anticipated benefits of various growth or other initiatives. Our business strategies and initiatives, including growth of our customer base, introduction of new service and product offerings, geographic expansion and enhancement of profitability, are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.

We will incur certain costs to achieve efficiency improvements, systems implementations and growth in our business, and we may not meet anticipated implementation timetables or stay within budgeted costs. As these efficiency improvements, system implementations and growth initiatives are implemented, we may not fully achieve expected cost savings and efficiency improvements, system implementations or growth rates, or these initiatives could adversely impact customer retention or our operations. Also, our business strategies may change in light of our ability to implement new business initiatives, competitive pressures, economic uncertainties or developments or other factors.

Adverse credit and financial market events and conditions could, among other things, impede access to or increase the cost of financing, which could have a material adverse impact on our business, financial position, results of operations and cash flows.

Disruptions in credit or financial markets could make it more difficult for us to obtain, or increase our cost of obtaining, financing for our operations or investments or to refinance our proposed indebtedness, or cause the proposed lenders to depart from prior credit industry practice and not give technical or other waivers under credit facility or other agreements to the extent we may seek them in the future, thereby causing us to be in default. Market changes in the real estate segment could also affect the demand for our services as home buyers elect not to purchase our services, which could have a material adverse impact on our business, financial position, results of operations and cash flows.

Weather conditions and seasonality affect the demand for our services and our results of operations and cash flows.

The demand for our services and our results of operations are affected by weather conditions, including, without limitation, potential impacts, if any, from climate change, known and unknown, and by the seasonal nature of our termite and pest management services. Adverse weather conditions (e.g., cooler temperatures or droughts), whether created by climate change factors or otherwise, can impede the development of termite swarms and lead to lower demand for our termite control services. Extreme or unpredictable weather conditions could materially adversely impact our business, financial position, results of operations and cash flows.

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

Fuel prices are subject to market volatility. Our fleet has been negatively impacted by significant increases in fuel prices in the past and could be negatively impacted in the future. Previous increases in fuel prices increased our costs of operating vehicles and equipment. There can be no assurances that rates will not fluctuate materially in future years. We cannot predict what effect global events could have on fuel prices, but it is possible that such events could lead to higher fuel prices. Although we hedge a significant portion of our fuel costs, we do not hedge all of those costs. We expect to use approximately 13 million gallons of fuel in 2021. Fuel price increases can also result in increases in the cost of chemicals and other materials used in our business. We cannot predict the extent to which we may experience future increases in costs of fuel, chemicals, refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits, health care, vehicle maintenance, contractor costs, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs and other operating costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, which could have a material adverse impact on our business, financial position, results of operations and cash flows.

We may not be able to attract and retain qualified key executives or transition smoothly to new leadership, which could adversely impact us and our business and inhibit our ability to operate and grow successfully.

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

International, federal, state, provincial and local laws and regulations relating to environmental, health and safety matters affect us in several ways. In the U.S., products containing pesticides generally must be registered with the EPA, and similar state agencies before they can be sold or applied. The failure to obtain, or the cancellation of, any such registration, or the withdrawal from the marketplace of such pesticides, could have an adverse effect on our business, the severity of which would depend on the products involved, whether other products could be substituted and whether our competitors were similarly affected. The pesticides we use are manufactured by independent third parties and are evaluated by the EPA as part of its ongoing exposure risk assessment. The EPA may decide that a pesticide we use will be limited or will not be re-registered for use in the U.S. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations.

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

On January 20, 2017, Terminix International USVI, LLC (“TMX USVI”) and The Terminix International Company Limited Partnership (“TMX LP”), each an indirect, wholly-owned subsidiary of the Company, entered into a revised Plea Agreement (the “Plea Agreement”) in connection with the investigation initiated by the U.S. Department of Justice Environmental Crimes Section (the “DOJ”) into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands. Under the terms of sentencing handed down on November 20, 2017, in addition to fines paid and reimbursement of clean-up costs, both TMX USVI and TMX LP will serve a five-year probation period.

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

Laws and government regulations applicable to our business and lawsuits, enforcement actions and other claims by third parties or governmental authorities could increase our legal and regulatory expenses, and impact our business, financial position, results of operations and cash flows.

Our business is subject to significant international, federal, state, provincial and local laws and regulations. These laws and regulations include laws relating to consumer protection, wage and hour requirements, franchising, the employment of immigrants, labor relations, permitting and licensing, building code requirements, workers’ safety, the environment, insurance coverages, sales tax collection and remittance, employee benefits, marketing (including, without limitation, telemarketing) and advertising, the application and use of pesticides and other chemicals. In particular, we anticipate that various international, federal, state, provincial and local governing bodies may propose additional legislation and regulation that may be detrimental to our business or may substantially increase our operating costs, including increases in the minimum wage; environmental regulations related to chemical use, climate change and other environmental matters; health care coverage; or “do-not-call” or other marketing regulations.

We are also subject to various consumer protection laws and subject to receiving inquiries or investigative demands by regulatory bodies, including the Bureau of Consumer Financial Protection and state attorneys general and other state agencies. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our business and changes to such requirements may adversely affect our business, financial position, results of operations and cash flows. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in lawsuits, enforcement actions and other claims by third parties or governmental authorities, suffer harm to our reputation, suffer the loss of licenses or incur penalties that may affect how our business is operated, which, in turn, could have a material adverse impact on our business, financial position, results of operations and cash flows.

We are dependent on labor availability at our customer care centers and branches.

Our ability to conduct our operations is in part affected by our ability to increase our labor force, including on a seasonal basis at our customer care centers, which may be adversely affected by a number of factors. In the event of a labor shortage, we could experience difficulty in responding to customer calls in a timely fashion or delivering our services in a high-quality or timely manner, and could be forced to increase wages to attract and retain employees, which would result in higher operating costs and reduced profitability. Long wait times by customers during peak operating times could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

Decisions and rules by the National Labor Relations Board, including “expedited elections” and restrictions on appeals, could lead to increased organizing activities at our subsidiaries or franchisees. If these labor organizing activities were successful, it could further increase labor costs, decrease operating efficiency and productivity in the future, or otherwise disrupt or negatively impact our operations. In addition, potential competition from key employees who leave Terminix could impact our ability to maintain our share in certain geographic areas.

Our franchisees, subcontractors, third-party distributors and vendors could take actions that could harm our business.

For each of the years ended December 31, 2020, 2019 and 2018, $11 million of our consolidated revenue was received in the form of franchise revenues. We estimate customer level revenue of our franchisees was $369 million, $372 million and $359 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our franchisees, subcontractors, third-party distributors and vendors are contractually obligated to operate their businesses in accordance with the standards set forth in our agreements with them. However, franchisees, subcontractors, third-party distributors and vendors are independent third parties that we do not control, and who own, operate and oversee the daily operations of their businesses. As a result, the ultimate success of any franchise operation rests with the franchisee. If franchisees do not successfully operate their businesses in a manner consistent with regulatory standards, royalty payments to us will be adversely affected and our brands’ image and reputation could be harmed. Similarly, if third-party distributors, subcontractors, vendors and franchisees do not successfully operate their businesses in a manner consistent with required laws, standards and regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third-party distributors, subcontractors, vendors and franchisees. In addition, our relationship with our franchisees, third-party distributors, subcontractors and vendors could become strained (including resulting in litigation) and these strains in our relationships or claims could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

From time to time, we receive communications from our franchisees regarding complaints, disputes or questions about our practices and standards. If franchisees or groups representing franchisees were to bring legal proceedings against us, we would vigorously defend against the claims in any such proceeding, but our reputation, business, financial position, results of operations and cash flows could be materially adversely impacted and the price of our common stock could decline.

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

Any disruption in our information technology systems, including capacity limitations, instabilities, or failure to operate as expected, could, depending on the magnitude of the problem, adversely impact our business, financial position, results of operations and cash flows, including by limiting our capacity to monitor, operate and control our operations effectively. Failures of our information technology systems could also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and employees. If our disaster recovery plans do not work as anticipated, or if the third-party vendors to which we have outsourced certain information technology, contact center or other services fail to fulfill their obligations to us, our operations may be adversely affected, and any of these circumstances could adversely affect our reputation, business, financial position, results of operations and cash flows.

We may experience difficulties implementing our new customer experience platform.

We are engaged in a multi-year implementation of a new system that will integrate all legacy operating systems onto a single platform accessible by all. The new system will continue to require significant investment of human and financial resources. In implementing the system, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the system could adversely affect our ability to process work orders, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. In addition, our efforts to centralize various business processes within our organization in connection with this implementation may disrupt our operations and negatively impact our business, results of operations and financial condition.

Changes in the services we deliver or the products we use could affect our reputation, business, financial position, results of operations and cash flows and our future plans.

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

We rely on, among other things, commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information of customers, employees and third parties, such as payment cards and personal information. The systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are central to meeting standards set by the payment card industry (“PCI”). We continue to evaluate and modify these systems and protocols for PCI compliance purposes, and such PCI standards may change from time to time. Activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of these systems. Any compromises, breaches or errors in applications related to these systems or failures to comply with standards set by the PCI could cause damage to our reputation and interruptions in our operations, including customers’ ability to pay for services and products by credit card or their willingness to purchase our services and products and could result in a violation of applicable laws, regulations, orders, industry standards or agreements and subject us to costs, penalties and liabilities. We are subject to risks caused by data breaches and operational disruptions, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists. The frequency of data breaches of companies and governments have increased in recent years as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The occurrence of any of these events could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part on our rights to proprietary information, service marks, trademarks, trade names and other intellectual property rights we own or license, particularly our registered brand names, Terminix, Copesan, Assured Environments, Gregory, McCloud and Nomor. We have not sought to register or protect every one of our marks either in the U.S. or in every country in which they are or may be used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the U.S. If we are unable to protect our proprietary information and intellectual property rights, including brand names, it could cause a material adverse impact on our reputation, business, financial position, results of operations and cash flows. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products, services or activities infringe their intellectual property rights.

Future acquisitions or other strategic transactions could negatively affect our reputation, business, financial position, results of operations and cash flows.

We may pursue strategic transactions in the future, which could involve acquisitions or dispositions of businesses or assets. Any future strategic transaction could involve integration or implementation challenges, business disruption or other risks, or change our business profile significantly. Any inability on our part to consolidate and manage growth from acquired business or successfully implement other strategic transactions could have an adverse impact on our reputation, business, financial position, results of operations and cash flows. Any acquisition that we make may not provide us with the benefits that were anticipated when entering into such acquisition. The process of integrating an acquired business may create unforeseen difficulties and expenses, including the diversion of resources needed to integrate new businesses, technologies, products, personnel or systems; the inability to retain employees, customers and suppliers; the assumption of actual or contingent liabilities (including those relating to the environment); failure to effectively and timely adopt and adhere to our internal control processes and other policies; write-offs or impairment charges relating to goodwill and other intangible assets; unanticipated liabilities relating to acquired businesses; and potential expense associated with litigation with sellers of such businesses. Any future disposition transactions could also impact our business and may subject us to various risks, including failure to obtain appropriate value for the disposed businesses, post-closing claims being levied against us and disruption to our business during the sale process or thereafter.

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

Based upon future economic and financial market conditions, the operating performance of the Company and other factors, including those listed above, we may incur impairment charges in the future. It is possible that such impairment, if required, could be material. Any future impairment charges that we are required to record could have a material adverse impact on our results of operations.

We are subject to various restrictive covenants that could materially adversely impact our business, financial position, results of operations and cash flows.

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

Our business process outsourcing initiatives have increased our reliance on third-party vendors and may expose our business to harm upon the termination or disruption of our third-party vendor relationships.

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

Risks Related to Our Indebtedness

The agreements and instruments governing our indebtedness contain restrictions and limitations that could impact our ability to operate our business.

As of December 31, 2020, we had approximately $920 million of total consolidated long-term indebtedness, including the current portion of long-term debt, outstanding, and $23 million of letters of credit outstanding and $400 million of available borrowing capacity under the Revolving Credit Facility maturing November 4, 2024 (the “Revolving Credit Facility”). The agreements governing the $600 million Term Loan Facility maturing November 4, 2026 (the “Term Loan Facility”) and the Revolving Credit Facility maturing November 4, 2024 (collectively, the “Credit Facilities”) contain covenants that, among other things, restrict our ability to (i) transfer or sell assets, (ii) create liens, and (iii) enter into agreements restricting dividends or other distributions by our subsidiaries.

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

We and our subsidiaries may be able to incur substantially more indebtedness. This could further exacerbate the risks associated with our indebtedness.

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

Risks Related to Our Common Stock

Terminix Global Holdings, Inc. is a holding company with no operations of its own, and it depends on its subsidiaries for cash to fund all of its operations and expenses, including to make future dividend payments, if any.

Terminix’s operations are conducted entirely through our subsidiaries, and our ability to generate cash to fund our operations and expenses, to pay dividends or to meet debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries through dividends or intercompany loans. Deterioration in the financial condition, earnings or cash flows of our subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that Terminix needs funds, and its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our business, financial condition, results of operations or prospects.

We currently intend to use our future earnings to fund our growth, to develop our business, repay debt, make acquisitions, repurchase shares of our common stock and for working capital needs and general corporate purposes. Any future determination to pay dividends on our common stock will be at the sole discretion of our board of directors after taking into account various factors, including general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock. To the extent that we determine in the future to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends.

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

In July 2014, we filed a registration statement on Form S-8 under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of (i) stock options granted under these plans and (ii) other equity based awards granted under the Terminix Global Holdings, Inc. 2014 Omnibus Incentive Plan (“Omnibus Incentive Plan”).

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

Risks Related to COVID-19

Our operations may be adversely impacted as a result of pandemic outbreaks, including COVID-19.

In December 2019, COVID-19 was first reported in Wuhan, China, and by March 11, 2020, as COVID-19 spread outside of China, the World Health Organization designated the outbreak as a global pandemic. The COVID-19 pandemic could have negative impacts on our operations, major facilities or employees’ and consumers’ health. As the global pandemic and its negative impact on the global economy continue, we expect COVID-19 to interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our business, financial condition or results of operations. To the extent that COVID-19 continues or worsens, governments may impose new or additional restrictions to slow its spread. The result of COVID-19 and those restrictions could result in additional businesses being shut down, additional work restrictions and supply chains being interrupted, slowed, or rendered inoperable. As a result, it may be challenging to obtain raw materials to support our business needs, and individuals could become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes which could adversely impact our business, financial condition or results of operations. Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our corporate headquarters (“Global Service Center”) in Memphis, Tennessee. We also own or lease a variety of facilities, predominantly in the U.S., for branches, offices, storage, data processing and training. We believe that these facilities are suitable and adequate to support the current needs of our business.

ITEM 3. LEGAL PROCEEDINGS

Information with respect to certain legal proceedings is set forth in Note 9 to the Consolidated Financial Statements (included in Part II, Item 8 of this Form 10-K) and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “TMX” (formerly under the ticker “SERV” until October 5, 2020). Our common stock began trading on the NYSE on June 26, 2014. As of February 19, 2021, there were two registered holders of our common stock and approximately 56,000 beneficial stockholders.

The graph below presents our cumulative total stockholder returns relative to the performance of the Standard & Poor’s 500 Composite Stock Index and Standard & Poor’s 400 Consumer Services Index over the past five years. The graph assumes $100 invested at the opening price of our common stock on NYSE and each index on December 31, 2015. On October 1, 2018, we completed the previously announced separation of our American Home Shield business. The separation was effectuated through a tax-free, pro rata dividend (the “Distribution”) to our stockholders of approximately 80.2 percent of the outstanding shares of common stock of frontdoor, inc. (“Frontdoor”), which was formed as a wholly owned subsidiary of the Company to hold our American Home Shield business. Our stockholders received one share of Frontdoor common stock for every two shares of Terminix common stock held as of the close of business on the record date. The graph below assumes, similar to a cash dividend, that the shares of Frontdoor that were distributed on October 1, 2018, were sold and the proceeds from such sale were reinvested into additional shares of Terminix common stock.

Dividends

We did not pay any cash dividends in 2018, 2019 or 2020. As a result of the spin-off of American Home Shield, in 2018, each Terminix stockholder as of the record date, received a dividend of one share of Frontdoor common stock for every two shares of Terminix common stock held. The Company distributed 67,781,527 shares of common stock of Frontdoor in the Distribution. Stockholders received cash in lieu of fractional shares they would have otherwise received in the Distribution.

We currently intend to use our future earnings, if any, to fund our growth, to develop our business, repay debt, make acquisitions, repurchase shares of our common stock and for working capital needs and general corporate purposes. Any future determination to pay dividends on our common stock will be at the sole discretion of our board of directors after taking into account various factors, including general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. Our ability to pay cash dividends to holders of our common stock may be restricted by the Credit Facilities, insofar as we may seek to pay dividends out of funds made available to us by our subsidiaries. See “Liquidity—Limitations on Distributions and Dividends by Subsidiaries” for a description of the impact of our restrictions under our debt instruments on our ability to pay dividends.

Share Repurchase Program

On February 19, 2019, our board of directors approved a three-year share repurchase program allowing for $150 million of repurchases though February 19, 2022. We utilized all remaining authority under this program in the first quarter of 2020.

On September 25, 2020, our board of directors approved a three-year share repurchase program, allowing for $400 million of repurchases through September 25, 2023. Under the share repurchase program, we may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which we repurchase our shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by us. The repurchase program may be suspended or discontinued at any time. We expect to fund the share repurchases from cash on hand and net cash provided from operating activities. The share repurchase program is part of our capital allocation strategy that focuses on sustainable growth and maximizing stockholder value. As of December 31, 2020, we had $394 million of purchases available remaining under this program.

Issuer Purchases of Equity Securities

				Maximum dollar
			Total number of	value of shares
			shares purchased as	that may yet be
		Average	part of publicly	purchased under the
	Total number of	price paid	announced plans or	plans or programs
Period	shares purchased	per share	programs	(in millions)(1)(2)
Jan. 1, 2020 through Mar. 31, 2020	3,747,321	$27.64	3,747,321	$—
Apr. 1, 2020 through June 30, 2020	—	$—	—	—
July 1, 2020 through Sept. 30, 2020	—	$—	—	400
Q4 2020:
Oct. 1, 2020 through Oct. 31, 2020	—	$—	—	400
Nov. 1, 2020 through Nov. 30, 2020	13,077	$50.60	13,077	399
Dec. 1, 2020 through Dec. 31, 2020	107,313	$50.19	107,313	394
Oct. 1, 2020 through Dec. 31, 2020	120,390	$50.24	120,390	$394
Total	3,867,711	$28.34	3,867,711	$394

___________________________________

(1)On February 19, 2019, our board of directors approved a three-year share repurchase program allowing for an aggregate of $150 million of repurchases through February 19, 2022. We utilized all remaining authority in the three months ended March 31, 2020.

(2)On September 25, 2020, our board of directors authorized a three-year share repurchase program, under which we are authorized to repurchase up to $400 million of outstanding shares of our common stock through September 25, 2023.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial data derived from our audited consolidated financial statements for each of the periods indicated. The selected financial data presented below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. Our consolidated financial information may not be indicative of our future performance. Refer to Note 2 to the Consolidated Financial Statements for discussion of our early adoption of SEC Rule 33-10890.

Five-Year Financial Summary

	Year Ended December 31,

(In millions, except per share data)	2020	2019	2018	2017	2016
Operating Results:
Revenue	$1,961	$1,819	$1,655	$1,541	$1,524
Cost of services rendered and products sold	1,155	1,069	944	878	843
Selling and administrative expenses	559	527	500	461	428
Amortization expense	36	25	14	14	22
Acquisition-related costs(1)	—	16	4	—	1
Mobile Bay Formosan termite settlement(2)	49	—	—	—	—
Termite damage claims reserve adjustment(3)	—	53	—	—	—
Fumigation related matters(4)	—	—	3	4	93
Realized (gain) loss on investment in frontdoor, inc.(5)	—	(40)	249	—	—
Impairment of software and other related costs(6)	—	—	—	1	1
401(k) Plan corrective contribution(7)	—	—	—	(3)	2
Restructuring and other charges(8)	16	14	17	20	15
Insurance reserve adjustment(9)	—	—	—	—	23
Interest expense(10)	83	87	133	149	153
Interest and net investment income(11)	(4)	(5)	(6)	(2)	(1)
Loss on extinguishment of debt(12)	26	8	10	6	32
Income (Loss) from Continuing Operations before Income Taxes	41	64	(214)	13	(87)
Provision (benefit) for income taxes(13)	24	5	14	(279)	(44)
Equity in earnings (losses) of joint ventures	3	—	—	—	(1)
Income (Loss) from Continuing Operations	20	60	(227)	292	(43)
Net earnings from discontinued operations	531	69	186	218	198
Net Income (Loss)	$551	$128	$(41)	$510	$155
Cash dividends per share	$—	$—	$—	$—	$—
Weighted-average shares outstanding:
Basic	132.7	135.8	135.5	134.4	135.3
Diluted	133.0	136.2	135.5	135.4	137.3
Basic Earnings (Loss) Per Share -- Continuing Operations	$0.15	$0.44	$(1.68)	$2.17	$(0.32)
Diluted Earnings (Loss) Per Share -- Continuing Operations	$0.15	$0.44	$(1.68)	$2.16	$(0.31)
Financial Position (as of period end):
Total assets(14)	$4,837	$5,322	$5,023	$5,646	$5,386
Total long-term debt	920	1,735	1,774	2,776	2,816
Total stockholders' equity	2,741	2,322	2,204	1,167	686
Cash Flow Data:
Net cash provided from operating activities from continuing operations	$198	$164	$155	$139	$96
Net cash used for investing activities from continuing operations	(47)	(519)	(248)	(71)	(88)
Net cash (used for) provided from financing activities from continuing operations	(992)	328	(349)	(147)	(101)
Other Non-GAAP Financial Data:
Adjusted EBITDA(15)	$345	$313	$298	$277	$315
Adjusted EBITDA Margin(16)	17.6%	17.2%	18.0%	18.0%	20.7%
Free Cash Flow(17)	$172	$139	$115	$76	$52

__________________________________

(1)Represents incremental legal, accounting and other expenses associated with completed or contemplated acquisitions, cash retention bonuses and adjustments to contingencies and contingent consideration recorded in connection with completed acquisitions.

(2)Represents a settlement with the AL AG as described in Note 9 to the consolidated financial statements.

(3)Represents an adjustment to our reserves for termite damage claims as described in Note 9 to the consolidated financial statements.

(4)Represents charges for fumigation related matters described in Note 9 to the consolidated financial statements.

(5)For 2019, represents a realized gain on sale of our investment in Frontdoor. For 2018, represents a mark-to-market loss on the retained shares in Frontdoor described in Note 17 to the consolidated financial statements.

(6)For 2017 and 2016, represents the impairment of software and other related costs relating to our decision to replace certain software.

(7)Represents a corrective contribution related to our 401(k) Plan.

(8)For 2020, 2019 and 2018, represents restructuring and other charges as described in Note 8 to the consolidated financial statements. For 2017 and 2016, represents lease termination and severance costs. For 2017, includes costs in connection with a leadership transition.

(9)Represents an adjustment to our accrued self-insured claims related to automobile, general liability and workers’ compensation risk.

(10)Represents interest expense on our debt obligations.

(11)Represents primarily interest income on cash balances.

(12)For 2020, 2019 and 2018, represents a loss on extinguishment of debt as described in Note 11 to the consolidated financial statements. For 2017, represents a loss on extinguishment of debt related to a partial repurchase of our 7.25% Notes maturing in 2038. For 2016, represents a loss on extinguishment of debt related to the repayment of a term loan facility in connection with the entrance into a new term loan facility.

(13)For 2020, 2019 and 2018, represents the provision for income taxes as described in Note 5 to the consolidated financial statements. For 2017, represents a benefit for income taxes driven by reduction in the federal corporate income tax rate under the Tax Cuts and Jobs Act. For 2016, represents a benefit for income taxes.

(14)Includes the ServiceMaster Brands Divestiture Group and American Home Shield data for periods prior to the October 1, 2020 sale and October 1, 2018 Distribution, respectively. See Note 7 to the consolidated financial statements for information on the divested net assets.

(15)We use Adjusted EBITDA to facilitate operating performance comparisons from period to period. Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income (loss) or any other performance measures derived in accordance with GAAP or as an alternative to net cash provided by operating activities or any other measures of our cash flow or liquidity. Adjusted EBITDA means net income (loss) before: depreciation and amortization expense; acquisition-related costs; Mobile Bay Formosan termite settlement; termite damage claims reserve adjustment; non-cash stock-based compensation expense; restructuring and other charges; fumigation related matters; non-cash impairment of software and other costs; 401(k) Plan corrective contribution; insurance reserve adjustment; realized (gain) loss on investment in frontdoor, inc.; net earnings from discontinued operations; provision (benefit) for income taxes; loss on extinguishment of debt; and interest expense.

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

The following table sets forth Adjusted EBITDA and reconciles Net Income (Loss) to Adjusted EBITDA for the periods presented, which we consider to be the most directly comparable GAAP financial measure:

	Year Ended December 31,
(In millions)	2020	2019	2018	2017	2016
Net Income (Loss)	$551	$128	$(41)	$510	$155
Depreciation and amortization expense	110	96	83	79	73
Acquisition-related costs(a)	—	16	4	—	1
Mobile Bay Formosan termite settlement(b)	51	—	—	—	—
Termite damage claims reserve adjustment(c)	—	53	—	—	—
Non-cash stock-based compensation expense(d)	16	14	13	8	11
Restructuring and other charges(e)	16	14	17	20	15
Fumigation related matters(f)	—	—	3	4	93
Non-cash impairment of software and other related costs(g)	—	—	—	1	1
401(k) Plan corrective contribution(h)	—	—	—	(3)	2
Insurance reserve adjustment(i)	—	—	—	—	23
Realized (gain) loss on investment in frontdoor, inc.(j)	—	(40)	249	—	—
Net earnings from discontinued operations(k)	(531)	(69)	(186)	(218)	(198)
Provision (benefit) for income taxes	24	5	14	(279)	(44)
Loss on extinguishment of debt(l)	26	8	10	6	32
Interest expense	83	87	133	149	153
Adjusted EBITDA	$345	$313	$298	$277	$315

__________________________________

(a)Represents incremental legal, accounting and other expenses associated with completed or contemplated acquisitions, cash retention bonuses and adjustments to contingent consideration recorded in connection with completed acquisitions. We exclude these charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(b)Represents a charge of $49 million and the prior period portion of a reduction of revenue of $2 million related to the Mobile Bay Formosan termite settlement as described in Note 9 to the consolidated financial statements. We have excluded this from Adjusted EBITDA because we believe it does not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(c)Represents an adjustment of the Company’s reserves for termite damage claims as described in Note 9 to the consolidated financial statements. The adjustment is the result of a change in estimation technique based on the outputs of a detailed statistical analysis of our recent termite damage claims history and case results. We have excluded this discrete fourth quarter 2019 adjustment from Adjusted EBITDA because we believe it does not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(d)Represents the non-cash expense of our equity-based compensation. We exclude this expense from Adjusted EBITDA primarily because it is a non-cash expense and because it is not used by management to assess ongoing operational performance. We believe excluding this expense from Adjusted EBITDA is useful to investors in aiding period-to-period comparability.

(e)For 2020, 2019 and 2018, represents restructuring and other charges described in Note 8 to the consolidated financial statements. For 2017, represents restructuring charges primarily related to our leadership transition and Global Service Center relocation. For 2016, represents restructuring charges related primarily to the impact of a branch optimization program at Terminix and an initiative to enhance capabilities and reduce costs in our corporate functions. We exclude these restructuring and other charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(f)Represents charges for fumigation related matters described in Note 9 to the consolidated financial statements. We exclude these charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(g)Represents the impairment of software and other related costs. We exclude non-cash impairments from Adjusted EBITDA because we believe doing so is useful to investors in aiding period-to-period comparability.

(h)Represents a corrective contribution related to our 401(k) Plan. We exclude these charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(i)Represents an adjustment to our accrued self-insured claims related to automobile, general liability and workers’ compensation risks. The adjustment was based on our detailed annual assessment of this actuarially determined accrual, which we complete the second quarter of each year. This adjustment relates to coverage periods of 2015 and prior. We have excluded this discrete adjustment from Adjusted EBITDA because we believe it does not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(j)For 2019 and 2018, represents a remeasurement gain and loss, respectively, related to our retained 19.8% investment in Frontdoor subsequent to the Distribution and driven by the change in Frontdoor’s stock price in the respective periods. We exclude these amounts from Adjusted EBITDA because this charge is not part of our ongoing operations and we believe doing so is useful to investors in aiding period-to-period comparability.

(k)Represents the historical results of the ServiceMaster Brands Divestiture Group and our American Home Shield business, which were sold on October 1, 2020 and spun off on October 1, 2018, respectively, and are presented as discontinued operations herein. See Note 7 to the consolidated financial statements. We exclude these amounts from Adjusted EBITDA because these charges are not part of our ongoing operations and we believe doing so is useful to investors in aiding period-to-period comparability.

(l)For 2020, 2019 and 2018, represents a loss on extinguishment of debt as described in Note 11 to the consolidated financial statements. For 2017, represents a loss on extinguishment of debt related to a partial repurchase of our 7.25% Notes maturing in 2038. For 2016, represents a loss on extinguishment of debt related to the repayment of a term loan facility in connection with the entrance into a new term loan facility.

(16)Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of revenue.

(17)Free Cash Flow is not a measurement of our financial performance or liquidity under GAAP and does not purport to be an alternative to net cash provided from operating activities from continuing operations or any other performance or liquidity measures derived in accordance with GAAP. Free Cash Flow means net cash provided from operating activities from continuing operations, less property additions, net of government grant fundings for property additions. Free Cash Flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for analyzing our results as reported under GAAP. Other companies in our industries may calculate Free Cash Flow or similarly titled non-GAAP financial measures differently, limiting its usefulness as a comparative measure.

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

The following table reconciles net cash provided from operating activities from continuing operations, which we consider to be the most directly comparable GAAP measure, to Free Cash Flow using data derived from our consolidated financial statements for the periods indicated:

	Year Ended December 31,
(In millions)	2020	2019	2018	2017	2016
Net Cash Provided from Operating Activities from Continuing Operations	$198	$164	$155	$139	$96
Property additions, net of government grant fundings for property additions	(26)	(25)	(39)	(63)	(44)
Free Cash Flow	$172	$139	$115	$76	$52

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

Overview

Our core services include residential and commercial termite and pest management under the following brands: Terminix, Copesan, Assured Environments, Gregory, McCloud, Nomor and Pelias. Our operations for the periods presented in this report are organized into one reportable segment, our pest management and termite business.

Executive Officer Changes

New CEO Appointment

On August 6, 2020, we announced the appointment of Brett T. Ponton as Chief Executive Officer of the Company and as a member of the board of directors of the Company, in each case, effective as of September 15, 2020.

Incoming CFO

On December 7, 2020, we announced that Anthony D. DiLucente, our Senior Vice President and Chief Financial Officer, will be retiring in early 2021. He will be succeeded by Robert J. Riesbeck, who joined Terminix on December 7, 2020, as Executive Vice President. Mr. DiLucente will remain in his current role with Terminix during the transition and through the filing of this Annual Report on Form 10-K. After the filing of the Annual Report on Form 10-K, Mr. Riesbeck will assume the additional role of Chief Financial Officer at Terminix, while Mr. DiLucente will remain with the Company in an advisory capacity through March 31, 2021.

New COO Appointment

On January 22, 2021, we announced that Kim Scott has been promoted to Chief Operating Officer, and in her expanded role will have operational responsibility for both the Terminix Residential and Terminix Commercial business lines. Alignment behind a single operational leader is expected to drive improved standards and consistency across all branches and technicians as Terminix evolves as a focused pest management company.

Sale of ServiceMaster Brands

On January 21, 2020, we announced we were exploring strategic alternatives related to ServiceMaster Brands, including the potential sale of the business. On October 1, 2020, we completed the sale of the ServiceMaster Brands Divestiture Group for $1,541 million to Roark, resulting in a gain of $494 million, net of income taxes. The ServiceMaster Brands Divestiture Group is classified as discontinued operations for all periods presented. A portion of the proceeds was used to retire $750 million of our 5.125% Notes due 2024. We also entered into a transition services agreement and sublease agreement with Roark. See Note 7 to the Consolidated Financial Statements for further discussion of these agreements

COVID-19 and Outlook

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic, and governments around the world mandated orders to slow the transmission of the virus. States in the U.S., including Tennessee, where we are headquartered, declared states of emergency, and countries around the world, including the U.S., took steps to restrict travel, instituted work from home policies, enacted temporary closures of businesses, issued quarantine orders and took other restrictive measures in response to the COVID-19 pandemic. These actions to attempt to control its spread impacted our business, primarily our commercial pest management service line, beginning in the first quarter.

Within the U.S., our business has been designated an essential business by the U.S. Department of Homeland Security, which has allowed us to continue to serve our customers. We implemented initiatives to ensure the safety and productivity of our workforce, including personal protective equipment and safety policies and measures for field personnel, and technology to facilitate remote working, with most back-office and all call center employees working remotely and field support personnel working remotely where possible. We plan to leverage these new remote working capabilities to reduce ongoing operating costs. We will continue to evaluate the benefits, opportunities and risks identified from our remote working experiences to sustain and identify ways to reduce ongoing operating costs while balancing operational performance. It is reasonably possible that we could recognize additional lease impairment charges within the next 12 months, which could be material, if, for example, any subleases entered into are for less than our fixed rent.

Key Business Metrics

We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of our business. These metrics include:

•revenue,

•operating expenses,

•net income (loss),

•earnings (loss) per share,

•Adjusted EBITDA,

•organic revenue growth, and

•customer retention.

To the extent applicable, these measures are evaluated with and without impairment, acquisition-related costs, restructuring, foreign currency impacts and other charges that management believes are not indicative of the ongoing earnings capabilities of our business. We also focus on measures designed to monitor cash flow, including net cash provided from operating activities from continuing operations and free cash flow.

Revenue. Our revenue results are primarily a function of the volume and pricing of the services and products provided to our customers by our business as well as the mix of services and products provided across our business. The volume of our revenue is impacted by new unit sales, the retention of our existing customers and acquisitions. We serve both residential and commercial customers, principally in the U.S. We expect to continue our tuck-in acquisition program and to periodically evaluate other strategic acquisitions. In 2020, approximately 95 percent of our revenue was generated by sales in the U.S.

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

Adjusted EBITDA. We evaluate performance and allocate resources based primarily on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before: depreciation and amortization expense; acquisition-related costs; Mobile Bay Formosan termite settlement; termite damage claims reserve adjustment; fumigation related matters; non-cash stock-based compensation expense; restructuring and other charges; non-cash impairment of software and other costs; realized (gain) loss on investment in frontdoor, inc.; net earnings from discontinued operations; provision (benefit) for income taxes; loss on extinguishment of debt; and interest expense. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives, consulting agreements, acquisition activities and equity-based, long-term incentive plans.

Organic Revenue Growth. We evaluate organic revenue growth to track performance, including the impacts of sales, pricing, new service offerings and other growth initiatives. Organic revenue growth excludes revenue from acquired customers for 12 months following the acquisition date. We believe organic revenue growth is useful for investors, analysts and other invested parties as it facilitates company-to-company performance comparisons by excluding the impact of acquisitions on our revenue growth.

Customer Retention. Customer retention is used to track the retention of our renewable customers and is calculated on a rolling, 12-month basis in order to avoid seasonal anomalies.

Seasonality

We have seasonality in our business, which drives fluctuations in revenue and Adjusted EBITDA for interim periods. In 2020, revenue and Adjusted EBITDA by quarter was as follows:

	Q1	Q2	Q3	Q4
Revenue	23%	27%	26%	23%
Adjusted EBITDA	17%	34%	28%	20%

Effect of Weather Conditions

The demand for our services and our results of operations are also affected by weather conditions, including increasing pest populations driven by the increasing temperatures of climate change and the seasonal nature of our termite and pest management services. Weather conditions which have a potentially unfavorable impact to our business include cooler temperatures or droughts which can impede the development of termite swarms and lead to lower demand for our termite control services.

Repurchase of Notes

On September 30, 2020, we closed on an amendment to our Term Loan B credit agreement that permits proceeds from the sale of ServiceMaster Brands to be used to retire subordinated debt or pay shareholder returns. In conjunction with the amendment, we made an approximately $51 million advance amortization payment on the Term Loan B, set to mature in November of 2026, and terminated $4 million of the interest rate swap. In connection with the repayment, we recorded a loss on extinguishment of debt of $1 million which includes the write-off of debt issuance costs. On November 16, 2020, we used a portion of the proceeds from the sale of ServiceMaster Brands and retired all $750 million of our existing 5.125% Notes due 2024, plus applicable accrued interest. In connection with the retirement, we recorded a loss on extinguishment of debt of $25 million, which included a $19 million prepayment penalty and the write-off of debt issuance costs. As a result of this repurchase and Term Loan B advanced amortization payment, we anticipate interest expense will decrease approximately $40 million in 2021.

Results of Operations

The following table shows the results of operations for continuing operations for the years ended December 31, 2020, 2019 and 2018, which reflects the results of acquired businesses from the relevant acquisition dates.

	Year Ended December 31,			Increase (Decrease)		% of Revenue
(In millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018	2020	2019	2018
Revenue	$1,961	$1,819	$1,655	8%	10%	100%	100%	100%
Cost of services rendered and products sold	1,155	1,069	944	8	13	59	59	57
Selling and administrative expenses	559	527	500	6	5	28	29	30
Amortization expense	36	25	14	47	82	2	1	1
Acquisition-related costs	—	16	4	*	*	—	1	—
Mobile Bay Formosan termite settlement	49	—	—	*	*	2	—	—
Termite damage claims reserve adjustment	—	53	—	*	*	—	3	—
Fumigation related matters	—	—	3	*	*	—	—	—
Realized (gain) loss on investment in frontdoor, inc.	—	(40)	249	*	*	—	(2)	15
Restructuring and other charges	16	14	17	*	*	1	1	1
Interest expense	83	87	133	(4)	(35)	4	5	8
Interest and net investment income	(4)	(5)	(6)	(25)	(14)	—	—	—
Loss on extinguishment of debt	26	8	10	*	*	1	—	1
Income (Loss) from Continuing Operations before Income Taxes	41	64	(214)	*	*	2	4	(13)
Provision for income taxes	24	5	14	*	*	1	—	1
Equity in earnings of joint ventures	3	—	—	*	*	—	—	—
Income (Loss) from Continuing Operations	$20	$60	$(227)	*	*	1%	3%	(14)%

___________________________________

*not meaningful

Revenue

We reported revenue of $1,961 million, $1,819 million and $1,655 million for the years ended December 31, 2020, 2019 and 2018, respectively. Revenue by service line is as follows:

	Year Ended
	December 31,
(In millions)	2020	2019	Growth		Organic		Acquired
Residential Pest Management	$706	$683	$22	3%	$15	2%	$8	1%
Commercial Pest Management	443	420	23	6%	(11)	(3)%	35	8%
Termite and Home Services	633	607	27	4%	22	4%	4	1%
European Pest Management	79	21	57	267%	5	24%	52	244%
Sales of Products and Other	100	88	13	14%	(8)	(9)%	20	23%
Total Revenue	$1,961	$1,819	$142	8%	$23	1%	$119	7%

	Year Ended
	December 31,
(In millions)	2019	2018	Growth		Organic		Acquired
Residential Pest Management	$683	$633	$50	8%	$24	4%	$27	4%
Commercial Pest Management	420	339	81	24%	7	2%	74	22%
Termite and Home Services	607	599	8	1%	—	—%	8	1%
European Pest Management	21	—	21	*	—	—%	21	100%
Sales of Products and Other	88	84	4	5%	2	2%	2	3%
Total Revenue	$1,819	$1,655	$165	10%	$32	2%	$133	8%

___________________________________

*not meaningful

On April 1, 2019, we divested the assets associated with our fumigation service line and now provide fumigation services to our customers through arrangements with independent third parties. Revenue related to the Fumigation Services, previously presented separately, is now included in Termite and Home Services. Additionally, prior period revenue for Residential Pest Management and Commercial Pest Management has been reclassified to conform to the current period presentation.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Residential pest management revenue growth was three percent. The organic residential pest management growth of two percent was driven by strong customer demand, retention gains and increased price realization, offset by the impact of temporary service postponements in recurring pest services driven by COVID-19, lower new summer sales units, which were initially suspended at the outset of the COVID-19 pandemic, bed bug and other one-time sales. Residential pest management revenue also increased one percent from acquisitions completed during the year.

Commercial pest management revenue growth was six percent, reflecting growth from acquisitions of eight percent, offset by organic revenue declines of three percent. The commercial pest management organic revenue decline was driven by service postponements and cancellations due to business closures from COVID-19 and lower sales of non-recurring services, partially offset by price increases. Gregory and McCloud, which were acquired during the fourth quarter of 2019, contributed to organic revenue growth beginning in the fourth quarter of 2020.

Termite revenue, including wildlife exclusion, crawl space encapsulation and attic insulation, which are managed as a component of our termite line of business, growth was four percent, primarily reflecting retention gains, an increase in both core termite and home services new unit sales and improved price realization. In the year ended December 31, 2020, we recorded a reduction of termite revenue of $4 million related to the Mobile Bay Formosan termite settlement.

In the year ended December 31, 2020, termite renewal revenue comprised 45 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms. Termite renewal revenue will be reduced by between $8 million and $10 million in 2021 due to a change in the timing of revenue recognition from our move to a monthly subscription-based model.

We acquired Nomor and Pelias, which comprise the majority of European Pest Management, on September 6, 2019. Beginning in September of 2020 their results contributed to organic revenue growth. Foreign currency fluctuations contributed $3 million to organic revenue growth.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Residential pest management revenue growth was eight percent. Residential pest management organic revenue growth was four percent, primarily reflecting improved price realization as well as unit growth in mosquito and non-recurring services. Residential pest management revenue also increased four percent from acquisitions completed during the year.

Commercial pest management revenue growth was 24 percent. Commercial organic pest management revenue growth was two percent, primarily reflecting improved price realization and improved retention. Commercial pest management revenue also increased 22 percent from acquisitions completed during the last 12 months, including the impact of our acquisition of Copesan for the three months ended March 31, 2019.

Termite revenue, including the wildlife exclusion, crawl space encapsulation and attic insulation products that are managed as a component of our termite line of business, increased one percent, primarily reflecting new unit growth in home services and improved price realization, offset in part by a reduction in termite renewals driven by price increases in the Mobile Bay Area. In 2019, termite renewal revenue comprised 48 percent of total termite revenue, while the remainder consisted of termite new unit revenue.

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

We acquired Nomor and Pelias, which comprise the majority of European Pest Management, on September 6, 2019.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $1,155 million, $1,069 million and $944 for the years ended December 31, 2020, 2019 and 2018, respectively. The following table provides a summary of changes in cost of services rendered and products sold:

(In millions)
Year Ended December 31, 2018	$944
Impact of change in revenue(1)	91
Production labor	5
Chemicals and materials	(5)
Damage claims	7
Fumigation services	10
European Pest Management	16
Insurance program	3
Other	(2)
Year Ended December 31, 2019	$1,069
Impact of change in revenue(1)	51
Production labor	(14)
Vehicle and fuel	(9)
Damage claims	21
Bad debt	(3)
Travel	(2)
Insurance program	5
European Pest Management	33
Other	3
Year Ended December 31, 2020	$1,155

___________________________________

(1)Includes approximately $45 million and $76 million for the years ended December 31, 2020 and 2019, respectively, from domestic acquisitions.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The decrease in production labor was driven, in part, by improved employee retention and labor management, partially offset by labor inefficiencies incurred in the first quarter of 2020 due to the impact of COVID-19. The decrease in vehicle and fuel was driven by improvements in fleet management and lower fuel prices. The increase in termite damage claims was driven by increased Non-Litigated Claims and Litigated Claims, primarily in the Mobile Bay Area, as well as the costs of the termite damage claim mitigation program in the Mobile Bay Area. The decrease in travel was driven by the impact of COVID-19 and limited travel in 2020. The decrease in insurance program is driven by favorable adjustments in our automobile, general liability and workers’ compensation program of $1 million in the year ended December 31, 2020 as compared to favorable adjustments of $6 million in the year ended December 31, 2019.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The increase in production labor was driven by accelerated hiring in the fourth quarter of 2019 in advance of the 2020 peak season. The decrease in chemicals and materials was driven by sourcing productivity. The increase in damage claims was driven by increased Non-Litigated Claims and Litigated Claims, primarily in the Mobile Bay Area. Fumigation services represents the reduced fumigation margin driven by the outsourcing of fumigation completion services. In addition, we realized favorable claims results in our automobile, general liability and workers’ compensation program of $6 million in the year ended December 31, 2019 as compared to favorable adjustments of $10 million in the year ended December 31, 2018.

Selling and Administrative Expenses

For the years ended December 31, 2020, 2019 and 2018, we reported selling and administrative expenses of $559 million, $527 million, and $500 million, respectively. The following table provides a summary of selling and administrative expenses:

	Year Ended December 31,
(In millions)	2020	2019	2018
Selling and marketing expenses	$265	$255	$242
General and administrative expenses	294	273	258
Total Selling and administrative expenses	$559	$527	$500

The following table provides a summary of changes in selling and administrative expenses:

(In millions)
Year Ended December 31, 2018	$500
Sales and marketing costs	11
Executive recruiting	2
Incentive compensation	(7)
Investments in growth	17
Investments in training	2
Stock-based compensation expense	(1)
Depreciation	(4)
Domestic acquisition selling and administrative expenses	18
European Pest Management	7
Spin-off dis-synergies	12
Costs historically allocated to American Home Shield	(33)
Other	3
Year Ended December 31, 2019	$527
Sales and marketing costs	(2)
Incentive compensation	19
Travel	(6)
Corporate administrative expenses	(5)
Domestic acquisition selling and administrative expenses	12
European Pest Management	13
Year Ended December 31, 2020	$559

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The increase in incentive compensation is driven by 2020 financial performance. The decrease in travel was driven by the impact of COVID-19 and limited travel in 2020. The decrease in corporate administrative expenses was driven by actions taken to reduce the cost of our corporate headquarters operations. We also incurred incremental selling and administrative expenses as a result of domestic acquisitions completed in the last 12 months.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The increase in sales and marketing reflects higher marketing spend to drive sales growth and higher sales commissions related to our summer sales program. Executive recruiting includes onboarding and relocation costs related to the hiring of members of Terminix’s executive leadership team. The reduction in incentive compensation payments reflects lower charges related to our annual incentive plans driven by 2019 financial performance. The increase in investments in growth primarily includes costs to implement our new customer experience platform to replace legacy operating systems, investments to optimize our commercial pest business and investments to transform our operating model. We also incurred incremental selling and administrative expenses as a result of domestic acquisitions completed in the last 12 months, and to support optimization expenses incurred by Terminix UK as part of our efforts to separate it from its former owner’s operations and systems.

Amortization Expense

Amortization expense was $36 million, $25 million and $14 million in the years ended December 31, 2020, 2019, and 2018, respectively. The change in amortization expense primarily reflects the effect of increased acquisitions.

Acquisition-Related Costs

In the year ended December 31, 2020, we reversed previously accrued contingent consideration for several acquisitions as the contingencies were not met which offset acquisition-related costs incurred in 2020. We recognized $16 million and $4 million of acquisition-related costs in the years ended December 31, 2019 and 2018, respectively. The change in acquisition-related costs primarily reflects the effect of decreased acquisition activity in 2020 compared to 2019, and increased acquisition activity in 2019 compared to 2018.

Mobile Bay Formosan Termite Settlement

We recorded a charge of $49 million in the year ended December 31, 2020 for the Mobile Bay Formosan termite settlement. See Note 9 to the consolidated financial statements for more details.

Termite Damage Claims Reserve Adjustment

We recorded a charge of $53 million in the year ended December 31, 2019 for an adjustment of our reserves for termite damage claims. The adjustment is the result of a change in our estimation technique based on a detailed statistical assessment of claims history and case results. See Note 9 to the consolidated financial statements for more details.

Fumigation Related Matters

We recorded charges of $3 million in the year ended December 31, 2018, for fumigation related matters. No similar charge was recorded in the years ended December 31, 2020 or 2019. See Note 9 to the consolidated financial statements for more details.

Realized (Gain) Loss on Investment in frontdoor, inc.

We recorded a realized gain of $40 million related to the sale of our retained investment in Frontdoor in the year ended December 31, 2019, and a mark-to-market loss of $249 million related to our retained investment in Frontdoor in the year ended December 31, 2018.

Restructuring and Other Charges

We incurred restructuring charges of $16 million, $12 million and $17 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Restructuring charges are comprised of the following:

	Year Ended December 31,
(In millions)	2020	2019	2018
Field Operations(1)	$6	$5	$2
Headquarter operations(2)	9	5	6
Global Service Center relocation(3)	—	1	8
Total restructuring and other charges	$16	$12	$17

___________________________________

(1)For the years ended December 31, 2020, 2019 and 2018, these charges included $6 million, $5 million and $2 million, respectively of lease termination and severance costs. For the year ended December 31, 2020, lease termination costs included $3 million of impairment charges related to our former call center right of use assets and rent expense on leases we exited before the end of the lease term.

(2)For the year ended December 31, 2020, includes severance and charges to enhance capabilities and reduce costs in our corporate functions that provide administrative services to support operations and other costs to enhance capabilities and align functions after the sale of the ServiceMaster Brands Divestiture Group of $8 million and retention bonuses to employees key to effecting the sale of the ServiceMaster Brands Divestiture Group of $1 million. For the year ended December 31, 2019, these charges included $3 million of accelerated depreciation on systems we are replacing with the implementation of our customer experience platform, $2 million of professional fees and other costs to enhance capabilities and align corporate functions after the American Home Shield spin-off and $1 million of severance and other costs. For the year ended December 31, 2018, includes $3 million of severance and other costs and $4 million of costs to facilitate the American Home Shield spin-off that were not included in discontinued operations.

(3)For the year ended December 31, 2019, these charges included lease termination and other charges of $1 million. For the year ended December 31, 2018, these charges included $7 million of future rent and $1 million of professional and other fees.

Other charges represent professional fees incurred that are not closely associated with our ongoing operations. Other charges were $2 million for the year ended December 31, 2019. We incurred no other charges for the years ended December 31, 2020 or 2018.

Interest Expense

Interest expense was $83 million, $87 million and $133 million for the years ended December 31, 2020, 2019 and 2018, respectively. The decrease in interest expense in 2020 was principally driven by the retirement of all $750 million of our existing 5.125% Notes on November 15, 2020. The decrease in interest expense in 2019 was driven by the repayment of approximately $1 billion of our senior secured term loan facility in connection with the spin-off of American Home Shield, as well as the repayment of approximately $484 million in debt in connection with the monetization of our shares of Frontdoor. See Note 11 to the consolidated financial statements for more details.

Interest and Net Investment Income

Interest and net investment income was $4 million, $5 million and $6 million for the years ended December 31, 2020, 2019 and 2018, respectively, and comprised interest income on cash balances.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $26 million was recorded in the year ended December 31, 2020. We recorded a $1 million loss on extinguishment of debt related to an advanced amortization payment made on our Term Loan Facility, and a prepayment penalty of $19 million and write-off of debt issuance costs of $7 million on the retirement and repayment of our $750 million 5.125% Notes due 2024. A loss on extinguishment of debt of $8 million was recorded in the year ended December 31, 2019, related to the refinancing of our old Term Loan Facility on November 5, 2019. A loss of extinguishment of debt of $10 million was recorded in the year ended December 31, 2018, related to the prepayment of the $982 million aggregate principal amount of term loans outstanding under our then existing senior secured term loan facility on August 1, 2018. See Note 11 to the consolidated financial statements for more details.

Income (Loss) from Continuing Operations before Income Taxes

Income (loss) from continuing operations before income taxes was $41 million, $64 million and $(214) million for the years ended December 31, 2020, 2019 and 2018, respectively. The decrease for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily driven by the Mobile Bay Formosan termite settlement and a loss on the extinguishment of debt. The year ended December 31, 2019 also included a termite damage claims reserve adjustment and a realized gain on our investment in Frontdoor. There were no similar items in 2020.

The increase for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily driven by a reduction in interest expense and a realized loss on our investment in Frontdoor in 2018 offset, in part, by a termite damage claims reserve adjustment.

Provision for Income Taxes

The effective tax rate on income from continuing operations was 58.1 percent, 7.3 percent and (6.3) percent for the years ended December 31, 2020, 2019 and 2018, respectively. The effective tax rate on income from continuing operations for the year ended December 31, 2020 was primarily unfavorably impacted by the Mobile Bay Formosan termite settlement as described in Note 9 to the Consolidated Financial Statements, the majority of which is not deductible for income tax purposes. The effective tax rate on income from continuing operations for the year ended December 31, 2019 was primarily favorably impacted by the gain recognized on our retained investment in Frontdoor, which is not taxable for income tax purposes. Additional information on income taxes, including our effective tax rate reconciliation and liabilities for uncertain tax positions, can be found in Note 5 to the Consolidated Financial Statements.

Equity in Earnings of Joint Ventures

Equity in earnings of joint ventures was $3 million in the year ended December 31, 2020, primarily reflecting earnings from joint ventures entered into in 2019. Earnings from joint ventures in the year ended December 31, 2019 and 2018 were less than $1 million.

Income (Loss) from Continuing Operations

Income (loss) from continuing operations was $20 million, $60 million and $(227) million for the years ended December 31, 2020, 2019 and 2018, respectively. The decrease for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily driven by a $24 million decrease in income from continuing operations before income taxes, resulting from the $49 million Mobile Bay Formosan termite settlement and a $26 million loss on extinguishment of debt, both in 2020, offset in part by the $53 million termite damage claims reserve adjustment and $40 million realized gain on our investment in frontdoor inc., both from 2019. The $287 million increase from the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily driven by a $278 million increase in loss from continuing operations before income taxes driven by the mark-to-market loss on our retained investment in frontdoor, inc.

Net Earnings from Discontinued Operations

Net earnings from discontinued operations was $531 million, $69 million and $186 million for the years ended December 31, 2020, 2019 and 2018, respectively, reflecting the operations of the ServiceMaster Brands Divestiture Group for each year, through

September 30, 2020, and the operations of the American Home Shield business through September 30, 2018. The year ended December 31, 2020 includes the gain on the sale of the ServiceMaster Brands Divestiture Group of $494 million, net of income taxes.

Net Income (Loss)

Net income (loss) was $551 million, $128 million and $(41) million for the years ended December 31, 2020, 2019 and 2018, respectively. The increase for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily driven by the gain recognized on the ServiceMaster Brands Divestiture Group, offset by a decrease in income from continuing operations of $40 million, driven by the Mobile Bay Formosan termite settlement and higher debt extinguishment costs. The increase for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily driven by an increase in income from continuing operations of $287 million, offset by a decrease in net earnings from discontinued operations of $118 million.

Adjusted EBITDA

The following table provides a summary of changes in Adjusted EBITDA from December 31, 2019 to December 31, 2020:

(In millions)
Year Ended December 31, 2018	$298
Impact of organic revenue growth	18
Production labor	(5)
Chemicals and materials	5
Damage claims	(7)
Sales and marketing costs	(11)
Executive recruiting	(2)
Incentive compensation	7
Investments in growth	(17)
Investments in training	(2)
Fumigation services	(10)
Insurance program	(3)
Impact of domestic acquisitions	20
European Pest Management	1
Spin-off dis-synergies	(12)
Costs historically allocated to American Home Shield	33
Year Ended December 31, 2019	$313
Impact of organic revenue growth	14
Production labor	14
Vehicle and fuel	9
Damage claims	(21)
Bad debt	3
Travel	8
Sales and marketing costs	2
Incentive compensation	(19)
Corporate administrative expenses	5
Insurance program	(5)
Impact of domestic acquisitions	10
European Pest Management	11
Other	4
Year Ended December 31, 2020	$345

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The decrease in production labor was driven, in part, by improved employee retention and labor management, partially offset by labor inefficiencies incurred in the first quarter of 2020 due to the impact of COVID-19. The decrease in vehicle and fuel was driven by improvements in fleet management and lower fuel prices. The increase in termite damage claims was driven by increased Non-Litigated Claims and Litigated Claims, primarily in the Mobile Bay Area, as well as the costs of the termite damage claim mitigation program in the Mobile Bay Area. The increase in incentive compensation is driven by 2020 financial performance. The decrease in travel was driven by the impact of COVID-19 and limited travel in 2020. The decrease in corporate administrative expenses was driven by actions taken to reduce the cost of our corporate headquarters operations. The decrease in insurance program is driven by fewer favorable adjustments in our automobile, general liability and workers’ compensation program.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The increase in production labor was driven by accelerated hiring in the fourth quarter of 2019 in advance of the 2020 peak season. The decrease in chemicals and materials was driven by sourcing productivity. The increase in damage claims was driven by increased Non-Litigated Claims and Litigated Claims, primarily in the Mobile Bay Area. Fumigation services represents the reduced fumigation margin driven by the outsourcing of fumigation completion services. In addition, we realized favorable claims results in our automobile, general liability and workers’ compensation program at a lesser extent than generated in the prior year. The increase in sales and marketing reflects higher marketing spend to drive sales growth and higher sales commissions related to our summer sales program. Executive recruiting includes onboarding and relocation costs related to the hiring of members of Terminix’s executive leadership team. The reduction in incentive compensation payments reflects lower charges related to our annual incentive plans driven by 2019 financial performance. The increase in investments in growth primarily includes our investment in our new customer experience platform to replace legacy operating systems, investments to optimize our commercial pest business and investments to transform our operating model. We also incurred incremental selling and administrative expenses as a result of domestic acquisitions completed in the last 12 months, and to support optimization expenses incurred by Terminix UK as part of our efforts to separate it from its former owner’s operations and systems.

Liquidity and Capital

Liquidity

As of December 31, 2020, we had $704 million of cash on the Consolidated Statement of Financial Position. On October 1, 2020, we completed the sale of the ServiceMaster Brands Divestiture Group for $1,541 million. See Note 7 to the Consolidated Financial Statements for further discussion.

During 2020, we made a $51 million advance amortization payment on our Term Loan B and retired all $750 million of our 5.125% Notes. In connection with the retirement we paid a prepayment penalty of $19 million. In addition, we made $66 million of other debt payments and paid $3 million of debt issuance costs. We also repurchased $110 million of common stock.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Credit Facilities. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. Cash and long-term marketable securities totaled $629 million as of December 31, 2020, compared with $292 million as of December 31, 2019. As of December 31, 2020, there were $23 million of letters of credit outstanding and $377 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts.

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

On September 25, 2020, our board of directors approved a three-year share repurchase program allowing for $400 million of repurchases of our common stock through September 25, 2023. The extent to which we repurchase our shares, and the timing and manner of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by us. The repurchase program may be suspended or discontinued at any time. We expect to fund the share repurchases from cash on hand and net cash provided from operating activities. The share repurchase program is part of our capital allocation strategy that focuses on sustainable growth and maximizing stockholder value. We repurchased $6 million of shares in the fourth quarter of 2020, at an average price of $50.24, using cash from operations. As of December 31, 2020, we had $394 million of authority remaining under this program.

On November 4, 2020, we reached a Settlement with the AL AG in connection with our Formosan termite business practices in the Mobile Bay Area of Alabama pursuant to which we recorded a charge of $49 million and a reduction of revenue of $4 million in the year ended December 31, 2020. We funded this settlement through the establishment of a $25 million consumer fund and direct payments primarily to the State of Alabama of $25 million in the fourth quarter of 2020, for total payments of $50 million. The remaining $2 million has not been paid and is included in Accrued liabilities – Other on the December 31, 2020 Consolidated Statements of Financial Position. See Note 9 to the consolidated financial statements for more details.

As of December 31, 2020, we had posted $21 million in letters of credit, which were issued under the Revolving Credit Facility, and $89 million of cash, which is included in Restricted cash on the Consolidated Statements of Financial Position, as collateral under our automobile, general liability and workers’ compensation insurance program. We may from time to time change the amount of cash or marketable securities used to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program. The amount of cash or marketable securities utilized to satisfy these collateral requirements will depend on the relative cost of the issuance of letters of credit under the Revolving Credit Facility and our cash position. Any change in cash or marketable securities used as collateral would result in a corresponding change in our available borrowing capacity under the Revolving Credit Facility.

Additionally, under the terms of our fuel swap contracts, we are required to post collateral in the event the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the agreement with the counterparty. As of December 31, 2020, the estimated fair value of our fuel swap contracts was a net asset of $3 million, and we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were also issued under the Revolving Credit Facility. The continued use of letters of credit for this purpose in the future could limit our ability to post letters of credit for other purposes and could limit our borrowing availability under the Revolving Credit Facility. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

A portion of our liquidity needs are due to service requirements on our indebtedness. The Credit Facilities contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of December 31, 2020, we were in compliance with the covenants under the agreements that were in effect on such date.

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

Long-Term Debt

Using proceeds from the sale of the ServiceMaster Brands Divestiture Group, we retired all $750 million of our existing 5.125% Notes on November 15, 2020. In conjunction with the retirement, we paid a prepayment penalty of 2.563%, or $19 million, and wrote off unamortized debt issuance costs of $7 million.

On November 5, 2019, we closed on an amended $600 million Term Loan B due 2026, as well as a $400 million revolving credit agreement due 2024. Concurrently with the refinancing, we entered into a seven year interest rate swap agreement with a notional amount of $550 million, of which $546 million remains in effect as of December 31, 2020. During the remaining term on the agreement, the effective interest rate on $546 million of the new Term Loan B is fixed at a rate of 1.615 percent, plus the incremental borrowing margin of 1.75 percent, or 3.365 percent.

On September 30, 2020, we closed on an amendment to our Term Loan B credit agreement that permits proceeds from the sale of ServiceMaster Brands to be used to retire subordinated debt or pay shareholder returns. In conjunction with the amendment, we made an approximately $51 million advance amortization payment on the Term Loan B, set to mature in November of 2026, and terminated $4 million of our interest rate swap. In connection with the repayment, we recorded a loss on extinguishment of debt of $1 million which includes the write-off of debt issuance costs

Long term debt is summarized in the following table:

	As of December 31,
(In millions)	2020	2019
Senior secured term loan facility maturing in 2026	539	593
5.125% notes maturing in 2024	—	742
7.45% notes maturing in 2027	169	167
7.25% notes maturing in 2038	41	40
Vehicle finance leases	95	99
Other	77	94
Less current portion	(94)	(69)
Total long-term debt	$826	$1,666

The amounts above are net of unamortized debt issuance costs and unamortized original issue discounts. For further information on our indebtedness, see Note 11 to the Consolidated Financial Statements.

Fleet and Equipment Financing Arrangements

We have entered into a fleet management services agreement (the “Fleet Agreement”) which, among other things, allows us to obtain fleet vehicles through a leasing program. We expect to fulfill substantially all of our vehicle fleet needs through the leasing program under the Fleet Agreement. For the year ended December 31, 2020, we acquired approximately $35 million of vehicles through the leasing program under the Fleet Agreement. All leases under the Fleet Agreement are finance leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin of 1.41% to 2.45%. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement. We anticipate new lease financings for the full year 2021 will range from approximately $60 million to $70 million.

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

We consider the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $41 million and $35 million as of December 31, 2020 and 2019, respectively.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized in the following table.

	Year Ended December 31,
(In millions)	2020	2019	2018
Net cash provided from (used for):
Operating activities	$198	$164	$155
Investing activities	(47)	(519)	(248)
Financing activities	(992)	328	(349)
Discontinued operations	1,176	81	193
Effect of exchange rate changes on cash	1	1	(1)
Cash increase (decrease) during the period	$336	$55	$(250)

Operating Activities

Net cash provided from operating activities from continuing operations increased $33 million to $198 million for the year ended December 31, 2020 compared to $164 million for the year ended December 31, 2019 and $155 million for the year ended December 31, 2018.

Net cash provided from operating activities in 2020 comprised $242 million in earnings adjusted for non-cash charges, offset, in part, by $49 million in payments on the Mobile Bay Formosan termite settlement, $12 million in payments related to restructuring and other charges, $5 million in payments related to acquisition-related costs and a $22 million decrease in cash required for working capital (a $3 million decrease excluding the working capital impact of accrued interest and taxes). For the year ended December 31, 2020, working capital requirements were favorably impacted by the deferral of payroll and income tax payments under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and the collection of a federal income tax refund.

Net cash provided from operating activities in 2019 comprised $227 million in earnings adjusted for non-cash charges, offset, in part, by $2 million in payments related to fumigation matters, $17 million in payments related to restructuring and other charges, $14 million in payments related to acquisition-related charges and a $29 million increase in cash required for working capital (a $25 million increase excluding the working capital impact of accrued interest and taxes). For the year ended December 31, 2019, working capital requirements were unfavorably impacted by the timing of income tax payments.

Net cash provided from operating activities in 2018 comprised $159 million in earnings adjusted for non-cash charges, offset, in part, by $14 million in payments related to restructuring and other charges, $3 million in payments related to acquisition-related costs and a $14 million decrease in cash required for working capital (a $3 million increase excluding the working capital impact of accrued interest and taxes). For the year ended December 31, 2018, working capital requirements were favorably impacted by the timing of income tax payments.

Investing Activities

Net cash used for investing activities from continuing operations was $47 million for the year ended December 31, 2020 compared to $519 million for the year ended December 31, 2019 and $248 million for the year ended December 31, 2018.

Capital expenditures, which included recurring capital needs, and information technology projects, increased to $26 million in 2020 from $25 million in 2019 and $39 million, net of government grant fundings for property additions, in 2018. We anticipate capital expenditures for the full year 2021 will range from $30 million to $40 million, reflecting recurring capital needs and information technology projects. We expect to fulfill our ongoing vehicle fleet needs through vehicle finance leases. We have no additional material capital commitments at this time.

Proceeds from the sale of equipment and other assets was $6 million, $1 million and $2 million in 2020, 2019 and 2018, respectively.

Cash payments for acquisitions totaled $36 million in 2020 compared with $506 million in 2019 and $187 million in 2018. In 2020, we completed 12 tuck-in acquisitions. In 2019, we completed 39 acquisitions, including Nomor, Pelias, Assured Environments, Gregory, McCloud and Terminix UK. In 2018, we completed 20 acquisitions, including Copesan. We expect to continue our tuck-in acquisition program and to periodically evaluate other strategic acquisitions in the U.S. and internationally.

Cash flows received for notes receivable, net, for the year ended December 31, 2020 totaled $9 million, reflecting the collection of other long-term financing arrangements. Cash flows received for notes receivable, net, for the year ended December 31, 2019 totaled $11 million, and cash flows used for notes receivable, net, for the year ended December 31, 2018 totaled $23 million.

Financing Activities

Net cash used for financing activities from continuing operations was $992 million for the year ended December 31, 2020 compared to net cash provided from financing activities of $328 million for the year ended December 31, 2019 and net cash used for financing activities from continuing operations of $349 for the year ended December 31, 2018.

During 2020 we made a $51 million advance amortization payment on our Term Loan B and retired all $750 million of our 5.125% Notes. In connection with the retirement we paid a prepayment penalty of $19 million. In addition, we made $66 million of other debt payments and paid $3 million of debt issuance costs. We also repurchased $110 million of common stock and received $8 million from the issuance of common stock upon the exercise of stock options.

During the first quarter of 2019, we completed a debt-for-equity exchange which resulted in $600 million of borrowings of debt under a short-term credit facility, $472 million of repayments of our senior secured term loan facility and $114 million of repayments under a short-term credit facility.

During the second quarter of 2019 we repurchased an aggregate of $12 million of our outstanding 2027 and 2038 Notes.

During the third quarter of 2019, we borrowed an aggregate principal amount of $120 million under our revolving credit facility to finance our acquisition of Nomor Holding AB. This short term borrowing was repaid in the fourth quarter of 2019.

During the fourth quarter of 2019, we completed an amended $600 million Term Loan B due 2026, as well as a $400 million revolving credit agreement due 2024. The proceeds of the transaction were used to repay approximately $171 million of debt outstanding under our previous Term Loan B due 2023 well as $150 million from a recent short-term borrowing entered on October 4, 2019.

In addition, during 2019 we repaid $56 million of other debt and paid $11 million of discounts and debt issuance costs. We also repurchased $47 million of common stock and received $10 million from the issuance of common stock upon the exercise of stock options.

During 2018, we completed a debt-for-debt exchange with Frontdoor which resulted in $1 billion of borrowings and $1 billion of repayments of long-term debt. In addition, we repaid $113 million of other debt, including $79 million to repay our 2018 Notes upon their maturity. In completing the spin-off, we contributed $242 million to Frontdoor. We also received $7 million from the issuance of common stock upon the exercise of stock options.

Financial Position—Continuing Operations

The following discussion describes material changes in our financial position from December 31, 2019 to December 31, 2020.

Cash increases were primarily driven by the proceeds from the sale of the ServiceMaster Brands Divestiture Group. After applicable taxes and fees, we received net proceeds of approximately $1,149 million. A portion of the proceeds was used to retire $750 million of our 5.125% Notes due 2024, for which we paid a prepayment penalty of approximately $19 million.

Receivables and Deferred customer acquisition costs increased from prior year levels driven by revenue growth and acquisitions.

The increase in Prepaid expenses and other assets was driven by amounts capitalized related to our implementation of our customer experience platform and an income tax receivable.

Property and equipment decreased from prior year levels, primarily reflecting depreciation expense, offset by purchases for recurring capital needs and information technology projects.

Operating lease right-of-use assets, Current portion of lease liability and Long-term lease liability decreased from prior year primarily due to our termination of our customer care center leases and normal amortization from passage of time on our leases.

Goodwill increased and intangible assets, primarily trade names, service marks and trademarks, net, decreased from prior year levels due to several pest management and termite acquisitions and finalization of purchase price allocations during 2020. See Notes 4 and 6 to the Consolidated Financial Statements for more details.

Accrued liabilities—Payroll and related expenses increased due to a one-time deferral of approximately $30 million payroll tax payments under the CARES Act. We expect to pay 50 percent of the payroll deferral in 2021 and the remainder in 2022.

Long-term debt decreased primarily due to the retirement and repayment of all $750 million of our 5.125% Notes. Current portion of long-term debt increased primarily due to deferred payments on acquisitions due in the next 12 months.

Deferred taxes decreased from prior year levels, primarily due to the use or expiration of deferred taxes in connection with the sale of the ServiceMaster Brands Divestiture Group. See Notes 5 and 7 to the Consolidated Financial Statements for more details.

Total stockholders’ equity increases were primarily driven by the impact of the gain on the sale of the ServiceMaster Brands Divestiture Group on retained earnings, offset by share repurchases. See the Consolidated Statements of Stockholders’ Equity for further information.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. The following are our most critical accounting policies, which are those that involve a significant level of estimation uncertainty and require management’s most difficult, subjective and complex judgments. These estimates are inherently uncertain and may change in subsequent periods. The following discussion is not intended to represent a comprehensive list of our accounting policies. For a detailed description of the application of these and other accounting policies, see Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Acquisitions

Acquisitions have been accounted for as business combinations using the acquisition method in accordance with ASC 805, “Business Combinations,” and, accordingly, the purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values as of the acquisition dates. The fair value of customer relationships is identified using an income approach. The fair value of trade names acquired is identified using the relief from royalty method. Determining the fair value of intangible assets required the use of significant judgment, including the discount rates and the long-term plans about future revenues and expenses, capital expenditures and changes in working capital, which are dependent on information provided by the company acquired. After the purchase price is allocated, goodwill is recorded to the extent the total consideration paid for the acquisition exceeds the sum of the fair value of all assets and liabilities acquired. Asset acquisitions have been accounted for under ASU 2017-01, “Business Combinations (Topic 805) – Clarifying the Definition of a Business.” Determining the useful life of an intangible asset also requires judgment as different intangible assets will have different useful lives. The results of operations of the acquired businesses have been included in the consolidated financial statements since their dates of acquisition.

Goodwill and Intangible Assets

As required under accounting standards, goodwill is not subject to amortization, and intangible assets with indefinite useful lives are not amortized until their useful lives are determined to no longer be indefinite. Goodwill and intangible assets that are not subject to amortization are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. Goodwill and indefinite-lived intangible assets, primarily our trade names, are assessed annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Most of our goodwill is assigned to three reporting units, Terminix, Nomor and Pelias. Our 2020, 2019 and 2018 annual impairment analyses, which were performed as of October 1 of each year, did not result in any goodwill or trade name impairments. Determining the fair value of our reporting units and trade names required the use of significant judgment, including the discount rates, the long-term business plan about future revenues and expenses, capital expenditures and changes in working capital, which are dependent on internal forecasts, estimation of long-term growth for each reporting unit, and determination of the weighted average cost of capital. Additionally, for our remaining reporting units with goodwill, we performed a qualitative impairment analysis during the fourth quarter of 2020 and determined that it was more likely than not that these assets were not impaired.

Contingent Liabilities

We have certain liabilities with respect to existing or potential claims, lawsuits and other proceedings, including litigated termite damage claims. Accruals for contingent liabilities, including legal and environmental matters, are recorded when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters, including termite damage claims reserves for asserted Litigated Claims, require judgments regarding projected outcomes and range of loss based on historical experience and recommendations of legal counsel. Liabilities for environmental matters require evaluations of relevant environmental regulations and estimates of future remediation alternatives and costs. Termite damage claim accruals for Non-Litigated Claims in the Terminix business are recorded based on a statistical analysis which projects the costs to settle using the expected geographic distribution of current and future claims and their relative costs to settle. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. See Note 9 to the Consolidated Financial Statements for further discussion.

A summary of Litigated Claims and Non-Litigated Claims activity over the last three years is as follows:

	Litigated Claims			Non-Litigated Claims
	Mobile Bay Area	All Other Regions	Total	Mobile Bay Area	All Other Regions	Total
Outstanding claims as of December 31, 2017	22	15	37	156	666	822
New claims filed	18	9	27	556	2,547	3,103
Claims resolved	(9)	(7)	(16)	(448)	(2,611)	(3,059)
Outstanding claims as of December 31, 2018	31	17	48	264	602	866
New claims filed	40	1	41	735	2,652	3,387
Claims resolved	(15)	(7)	(22)	(623)	(2,636)	(3,259)
Outstanding claims as of December 31, 2019	56	11	67	376	618	994
New claims filed	25	14	39	482	2,353	2,835
Claims resolved	(32)	(9)	(41)	(600)	(2,125)	(2,725)
Outstanding claims as of December 31, 2020	49	16	65	258	846	1,104

Litigated claims exclude a number of claims in which the only material issue in dispute is the actual amount of repair costs, which are simpler to resolve and less volatile (“Non-Complex Litigated Claims”). The table excludes 1 and 4 Non-Complex Litigated Claims filed in the years ended December 31, 2020 and 2018 in the Mobile Bay Area, and 10, 8 and 19 in the years ended December 31, 2020, 2019 and 2018, respectively, in our branches outside of the Mobile Bay Area (“All Other Regions”). There were no new Non-Complex Litigated Claims filed in the Mobile Bay Area in the year ended December 31, 2019. The financial impacts of these

Non-Complex Litigated Claims are included in the Summary of Litigated and Non-Litigated Reserve Activity below and are not material to our financial condition or the results of our operations.

A summary of Litigated Claims and Non-Litigated Claims reserve activity over the last three years is as follows:

	Litigated Claims			Non-Litigated Claims
(In millions)	Mobile Bay Area	All Other Regions	Total	Mobile Bay Area	All Other Regions	Total
Reserves as of December 31, 2017	$1	$2	$3	$7	$12	$19
Expense	10	4	14	8	17	25
Payments	(7)	(2)	(9)	(8)	(16)	(24)
Reserves as of December 31, 2018	4	4	8	7	13	20
Expense	8	3	11	11	20	31
Change in reserve estimate	34	11	45	8	—	8
Payments	(6)	(6)	(12)	(11)	(20)	(31)
Reserves as of December 31, 2019	40	12	52	15	13	28
Expense	18	7	25	12	17	29
Payments	(23)	(6)	(30)	(13)	(19)	(32)
Reserves as of December 31, 2020	$35	$13	$47	$14	$11	$25

Our results of operations for the years ended December 31, 2020, 2019 and 2018 included charges for legal fees associated with Litigated Claims of $8 million, $7 million and $3 million, respectively. In addition, our results of operations for the year ended December 31, 2020 included costs related to mitigation efforts in the Mobile Bay Area of $9 million. Termite damage claims payments are expected to increase in 2021 as we proceed through the litigation process and reduce the number of litigated cases open.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, could cause actual results and outcomes to differ from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•Implementation of Mobile Bay Formosan termite settlement remediation measures to current and former customers, including refunds of certain price increases and the establishment of the consumer fund intended to settle future non-litigated termite damage claims disputes;

•The validity of the preclusivity of claims of fraud, misrepresentation, deceit, suppression of material facts or fraudulent concealment arising out of any act, occurrence or transaction related to our Formosan termite business practices in the Mobile Bay Area arising out of the consent decree;

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

•cyber security breaches, disruptions or failures in our information technology systems and our failure to protect the security of personal information about our customers and employees;

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

•changes in the source and intensity of competition;

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

Interest Rate Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. See Note 11 to the Consolidated Financial Statements for further discussion of our long-term debt and interest rate swap agreement.

We have hedged substantially all of our variable rate debt under our interest rate swap and, therefore, we believe our exposure to interest rate fluctuations, when viewed on a net basis, is not material to our overall results of operations. Assuming all revolving loans were fully drawn as of December 31, 2020, each one percentage point change in interest rates would result in an approximate $4 million change in annual interest expense on our Revolving Credit Facility.

The following table summarizes information about our debt as of December 31, 2020 (after considering the impact of the effective interest rate swaps), including the principal cash payments and related weighted-average interest rates by expected maturity dates based on applicable rates at December 31, 2020.

	Expected Year of Maturity							Fair
(In millions)	2021	2022	2023	2024	2025	Thereafter	Total	Value
Debt:
Fixed rate	$59	$5	$3	$5	$4	$781	$858	$894
Average interest rate	4.6%	4.6%	4.6%	4.6%	4.6%	4.6%	4.6%
Variable rate	$35	$24	$18	$10	$6	$1	$95	$95
Average interest rate	1.5%	1.5%	1.5%	1.5%	1.4%	1.4%	1.5%
Interest Rate Swaps:
Receive variable/pay fixed						$546
Average pay rate(1)						1.6%
Average receive rate(1)						0.6%

__________________________________

(1)Before the application of the applicable borrowing margin.

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 13 million gallons of fuel in 2021. As of December 31, 2020, a 10 percent change in fuel prices would result in a change of approximately $3 million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of December 31, 2020, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $23 million, maturing through 2021. The estimated fair value of these contracts as of December 31, 2020 was a net asset of $3 million. These fuel swap contracts provide a fixed price for approximately 80 percent of our estimated fuel usage for 2021.

Foreign Currency Risk

We are exposed to foreign currency exchange risk in Swedish krona, Norwegian krone, the euro, British pound, Canadian dollar, Mexican peso and Chinese yuan. A strengthening of the U.S. dollar relative to the currencies of the foreign countries in which we operate can have an impact on our operating results.

We have entered into a cross currency interest rate swap and a net investment hedge to mitigate the financial impact of fluctuations in foreign currency exchange rates between the U.S. dollar and Swedish krona, our largest foreign currency exposure. These instruments provide a fixed translation rate on our approximately $200 million investment in Nomor. A hypothetical 10 percent adverse movement in foreign currency exchange rates compared to the U.S. dollar relative to exchange rates on December 31, 2020, would have resulted in a change in the fair value of this investment of approximately $20 million. The impact on income and other comprehensive income from these hypothetical changes in foreign currency exchange rates would be substantially offset by the impact such changes would have on the related cross currency swap and net investment hedge contracts, respectively, which are in place for the related foreign currency denominated investment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Terminix Global Holdings, Inc.
Memphis, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Terminix Global Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Commitments and Contingencies – Accrued Self-Insured Claims – Refer to Notes 2 and 9 to the financial statements

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

We identified the accrued self-insured claims liability as a critical audit matter because of the significant estimates and assumptions management makes in determining the projected settlement value of reported and unreported claims. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate the reasonableness of the projected settlement value of reported and unreported claims.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accrued self-insured claims liability included the following, among others:

•We tested the effectiveness of controls related to accrued self-insured claims, including those over (1) the analysis of trends in claims and how claim development impacts the projection of settlement value of reported and unreported claims, (2) the consideration of competency of the external actuary assisting in the reserve analysis, and (3) controls over management’s evaluation of its external actuary’s reserve analysis and the recording of its estimated liability.

•We evaluated the methods and assumptions used by management to estimate accrued self-insured claims by:

–Testing the underlying data that served as the basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were reasonable.

–Comparing management’s selected estimates to the range provided by their third-party actuary and evaluated where the estimates fall within the range and whether such is consistent with historical practice.

–Using Deloitte specialists, performed the following procedures:

▪Evaluated the appropriateness of the factors in the actuarial analysis prepared by management’s external specialist including loss development factors, severity trends, changes in accident frequency, initial expected loss rates, and other industry benchmarks

▪Evaluated the external specialist’s methodologies for developing the estimated range of the Company’s self-insurance claims reserve for reasonableness

▪Independently developed a range of loss for the self-insurance liabilities and compared our estimated ranges to management’s recorded liabilities and its external actuarial specialist’s estimates

▪Compared management’s prior-year assumptions of expected development and ultimate loss to actuals incurred during the current year to identify potential bias in the determination of the self-insured claims estimate.

Litigated Termite Damage Claims - Refer to Note 9 to the financial statements

Critical Audit Matter Description

The Company has contingent liabilities related to litigated termite damage claims. The Company accrues for these contingent liabilities when management determines that it is probable that a liability has been incurred and the amount can be reasonably estimated. In developing its estimates, the Company has projected its losses for certain claims based on what it has determined to be a statistically meaningful population of historical claims which encompasses a sufficient history of resolving claims with similar attributes and evaluated the advice of legal counsel.

We identified the contingent liabilities related to litigated termite damage claims as a critical audit matter because of the significant estimates and assumptions management makes to estimate the litigated termite damage claims liability. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate the reasonableness of the recorded litigated termite damage claims liability.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the litigated termite damage claim liability included the following, among others:

•Testing the design, implementation, and operating effectiveness of management’s controls over its litigated termite damage claims liability, including those over the review of the appropriateness of the information utilized in the claim loss projections.

•Inquiry of Company in-house and external legal counsel regarding the facts of the cases to understand the developments in the litigated claims from alleged termite damage.

•Evaluating the methods and assumptions used by management in its statistical analysis to estimate the litigated liability by:

–Testing the underlying data, including the completeness and accuracy of litigated claims settled in prior years and open cases

–Using our actuarial specialists to perform sensitivity tests on the key variables in the statistical model, perform retrospective procedures, and recompute the statistical analysis used in management’s estimate.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 26, 2021

We have served as the Company's auditor since 2002.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue	$1,961	$1,819	$1,655
Cost of services rendered and products sold	1,155	1,069	944
Selling and administrative expenses	559	527	500
Amortization expense	36	25	14
Acquisition-related costs	—	16	4
Mobile Bay Formosan termite settlement	49	—	—
Termite damage claims reserve adjustment	—	53	—
Fumigation related matters	—	—	3
Realized (gain) loss on investment in frontdoor, inc.	—	(40)	249
Restructuring and other charges	16	14	17
Interest expense	83	87	133
Interest and net investment income	(4)	(5)	(6)
Loss on extinguishment of debt	26	8	10
Income (Loss) from Continuing Operations before Income Taxes	41	64	(214)
Provision for income taxes	24	5	14
Equity in earnings of joint ventures	3	—	—
Income (Loss) from Continuing Operations	20	60	(227)
Net earnings from discontinued operations	531	69	186
Net Income (Loss)	$551	$128	$(41)
Other Comprehensive Income (Loss), Net of Income Taxes:
Net unrealized (losses) gains on derivative instruments	(29)	(6)	1
Foreign currency translation gain (loss)	(18)	10	(3)
Other Comprehensive Income (Loss), Net of Income Taxes	(47)	4	(3)
Total Comprehensive Income (Loss)	$504	$132	$(44)
Weighted-average common shares outstanding - Basic	132.7	135.8	135.5
Weighted-average common shares outstanding - Diluted	133.0	136.2	135.5
Basic Earnings Per Share:
Income (Loss) from Continuing Operations	$0.15	$0.44	$(1.68)
Net earnings from discontinued operations	4.00	0.50	1.37
Net Income (Loss)	4.15	0.94	(0.30)
Diluted Earnings Per Share:
Income (Loss) from Continuing Operations	$0.15	$0.44	$(1.68)
Net earnings from discontinued operations	4.00	0.50	1.37
Net Income (Loss)	4.14	0.94	(0.30)

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Financial Position

(In millions, except share data)

	As of	As of
	December 31,	December 31,
	2020	2019
Assets:
Current Assets:
Cash and cash equivalents	$615	$280
Receivables, less allowances of $25 and $22, respectively	206	178
Inventories	44	46
Prepaid expenses and other assets	145	81
Current assets of discontinued operations	—	45
Total Current Assets	1,010	629
Other Assets:
Property and equipment, net	182	204
Operating lease right-of-use assets	80	95
Goodwill	2,146	2,096
Intangible assets, primarily trade names, service marks and trademarks, net	1,111	1,169
Restricted cash	89	89
Notes receivable	31	32
Long-term marketable securities	14	13
Deferred customer acquisition costs	98	94
Other assets	75	68
Long-term assets of discontinued operations	—	834
Total Assets	$4,837	$5,322
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$91	$96
Accrued liabilities:
Payroll and related expenses	102	54
Self-insured claims and related expenses	76	72
Accrued interest payable	7	16
Other	99	82
Deferred revenue	102	107
Current portion of lease liability	17	19
Current portion of long-term debt	94	69
Current liabilities of discontinued operations	—	42
Total Current Liabilities	588	557
Long-Term Debt	826	1,666
Other Long-Term Liabilities:
Deferred taxes	346	499
Other long-term obligations, primarily self-insured claims	239	158
Long-term lease liability	96	110
Long-term liabilities of discontinued operations	—	11
Total Other Long-Term Liabilities	681	777
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 148,400,384 shares issued and 132,080,845 shares outstanding at December 31, 2020, and 147,872,959 shares issued and 135,408,054 outstanding at December 31, 2019)	2	2
Additional paid-in capital	2,359	2,334
Retained earnings	841	291
Accumulated other comprehensive income	(39)	9
Less common stock held in treasury, at cost (16,319,539 shares at December 31, 2020, and 12,464,905 shares at December 31, 2019)	(423)	(313)
Total Stockholders' Equity	2,741	2,322
Total Liabilities and Stockholders' Equity	$4,837	$5,322

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity

(In millions)

					Accumulated
				Retained	Other
			Additional	Earnings	Comprehensive
		Common	Paid-in	(Accumulated	Income	Treasury		Total
	Shares	Stock	Capital	Deficit)	(Loss)	Shares	Amount	Equity
Balance as of December 31, 2017	147	$2	$2,321	$(895)	$5	(12)	$(267)	$1,167
Net loss	—	—	—	(41)	—	—	—	(41)
Other comprehensive loss, net of tax	—	—	—	—	(3)	—	—	(3)
Total comprehensive loss	—	—	—	(41)	(3)	—	—	(44)
Cumulative effect of accounting changes	—	—	—	14	2	—	—	16
Net assets distributed to frontdoor, inc.	—	—	(35)	1,078	—	—	—	1,043
Exercise of stock options	—	—	6	—	—	—	—	6
Stock-based employee compensation	—	—	16	—	—	—	—	16
Balance as of December 31, 2018	147	$2	$2,309	$156	$5	(12)	$(267)	$2,204
Net income	—	—	—	128	—	—	—	128
Other comprehensive income, net of tax	—	—	—	—	4	—	—	4
Total comprehensive income	—	—	—	128	4	—	—	132
Cumulative effect of accounting changes	—	—	—	3	—	—	—	3
Net assets distributed to frontdoor, inc.	—	—	—	4	—	—	—	4
Exercise of stock options	—	—	10	—	—	—	—	10
Stock-based employee compensation	—	—	15	—	—	—	—	15
Repurchase of common stock	—	—	—	—	—	(1)	(47)	(47)
Balance as of December 31, 2019	148	$2	$2,334	$291	$9	(12)	$(313)	$2,322
Net income	—	—	—	551	—	—	—	551
Other comprehensive income, net of tax	—	—	—	—	(47)	—	—	(47)
Total comprehensive income	—	—	—	551	(47)	—	—	504
Issuance of common stock	—	—	2	—	—	—	—	2
Exercise of stock options	—	—	6	—	—	—	—	6
Stock-based employee compensation	—	—	18	—	—	—	—	18
Repurchase of common stock	—	—	—	—	—	(4)	(110)	(110)
Balance as of December 31, 2020	148	$2	$2,359	$841	$(39)	(16)	$(423)	$2,741

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	$368	$313	$563
Cash Flows from Operating Activities from Continuing Operations:
Net Income (Loss)	551	128	(41)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Net earnings from discontinued operations	(531)	(69)	(186)
Equity in earnings of joint ventures	(3)	—	—
Depreciation expense	73	71	69
Amortization expense	36	25	14
Amortization of debt issuance costs	3	3	4
Amortization of lease right-of-use assets	18	18	—
Mobile Bay Formosan termite settlement	49	—	—
Payments on Mobile Bay Formosan termite settlement	(49)	—	—
Fumigation related matters	—	—	3
Payments on fumigation related matters	—	(2)	(2)
Termite damage claims reserve adjustment	—	53	—
Realized (gain) loss on investment in frontdoor, inc.	—	(40)	249
Loss on extinguishment of debt	26	8	10
Deferred income tax provision	8	9	8
Stock-based compensation expense	16	14	13
Gain on sale of marketable securities	—	—	(2)
Restructuring and other charges	16	14	17
Payments for restructuring and other charges	(12)	(17)	(14)
Acquisition-related costs	—	16	4
Payments for acquisition-related costs	(5)	(14)	(3)
Other	(22)	(24)	(2)
Change in working capital, net of acquisitions:
Receivables	(30)	(4)	(3)
Inventories and other current assets	(15)	(14)	(6)
Accounts payable	1	(1)	(2)
Deferred revenue	(4)	4	(2)
Accrued liabilities	50	(8)	10
Accrued interest payable	(7)	2	(1)
Current income taxes	26	(7)	17
Net Cash Provided from Operating Activities from Continuing Operations	198	164	155
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(26)	(25)	(46)
Government grant fundings for property additions	—	—	7
Sale of equipment and other assets	6	1	2
Business acquisitions, net of cash acquired	(36)	(506)	(187)
Origination of notes receivable	(68)	(99)	(115)
Collections on notes receivable	76	110	92
Other investments	—	—	1
Net Cash Used for Investing Activities from Continuing Operations	(47)	(519)	(248)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	—	1,470	1,000
Payments of debt	(869)	(1,094)	(1,113)
Discount paid on issuance of debt	—	(1)	—
Debt issuance costs paid	(3)	(10)	—
Call premium paid on retirement of debt	(19)	—	—
Contribution to frontdoor, inc.	—	—	(242)
Repurchase of common stock	(110)	(47)	—
Issuance of common stock	8	10	7
Net Cash (Used for) Provided from Financing Activities from Continuing Operations	(992)	328	(349)

Consolidated Statements of Cash Flows (Continued)
(In millions)

Cash Flows from Discontinued Operations:
Cash (used for) provided from operating activities	(363)	79	220
Cash provided from (used for) investing activities:
Proceeds from sale of business	1,541	—	—
Other investing activities	(1)	3	(3)
Cash used for financing activities	(1)	(1)	(24)
Net Cash Provided from Discontinued Operations	1,176	81	193
Effect of Exchange Rate Changes on Cash	1	1	(1)
Cash Increase (Decrease) During the Period	336	55	(250)
Cash and Cash Equivalents and Restricted Cash at End of Period	$704	$368	$313

See accompanying Notes to the Consolidated Financial Statements.

TERMINIX GLOBAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

Terminix Global Holdings, Inc. (formerly known as ServiceMaster Global Holdings, Inc.) and its majority-owned subsidiary partnerships, limited liability companies and corporations (collectively, “Terminix,” the “Company,” “we,” “us” and “our”) is a leading provider of essential services to residential and commercial customers in the termite and pest management markets. Our portfolio of well-recognized brands includes Terminix, Assured Environments, Copesan, Gregory, McCloud, Nomor and Pelias. We have one reportable segment, our pest management and termite business. All consolidated subsidiaries are wholly-owned. Intercompany transactions and balances have been eliminated.

Sale of ServiceMaster Brands

On January 21, 2020, we announced we were exploring strategic alternatives related to ServiceMaster Brands, including the potential sale of the business. On October 1, 2020, we completed the sale of the ServiceMaster Brands Divestiture Group for $1,541 million to Roark, resulting in a gain of $494 million, net of income taxes. A portion of the proceeds was used to retire $750 million of our 5.125% Notes due 2024.

The ServiceMaster Brands Divestiture Group is classified as discontinued operations for all periods presented.

COVID-19

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic, and governments around the world mandated orders to slow the transmission of the virus. States in the U.S., including Tennessee, where we are headquartered, declared states of emergency, and countries around the world, including the U.S., took steps to restrict travel, instituted work from home policies, enacted temporary closures of businesses, issued quarantine orders and took other restrictive measures in response to the COVID-19 pandemic. These actions to attempt to control its spread impacted our business, primarily our commercial pest management service line, beginning in the first quarter.

Within the U.S., our business has been designated an essential business by the U.S. Department of Homeland Security, which has allowed us to continue to serve our customers. We implemented initiatives to ensure the safety and productivity of our workforce, including personal protective equipment and safety policies and measures for field personnel, and technology to facilitate remote working, with most back-office and all call center employees working remotely and field support personnel working remotely where possible.

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

The Distribution was made to our stockholders of record as of the close of business on September 14, 2018 (the “Record Date”), and such stockholders received one share of Frontdoor common stock for every two shares of Terminix common stock held as of the close of business on the Record Date. We distributed 67,781,527 shares of common stock of Frontdoor in the Distribution and retained 16,734,092 shares, or approximately 19.8 percent, of the common stock of Frontdoor immediately following the Distribution. These investments are accounted for as available for sale securities. In March 2019, we exchanged all of the 19.8 percent of the outstanding shares of common stock of Frontdoor we retained for certain of our outstanding indebtedness, which obligations were subsequently cancelled and discharged upon delivery to us. Included in the Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2019, is an adjustment to the Net assets distributed to Frontdoor, Inc. to reflect the actual current and deferred taxes related to the Frontdoor distribution. See Note 5 for further discussion of the adjustment made in the year ended December 31, 2019 and Note 11 for further discussion regarding the debt-for-equity exchange transaction.

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

Use of Estimates

The preparation of the consolidated financial statements requires management to make certain estimates and assumptions required under GAAP which may differ from actual results. The more significant areas requiring the use of management estimates relate to the allowance for uncollectible receivables; accruals for self-insured retention limits related to medical, workers’ compensation, auto and general liability insurance claims; accruals for Litigated Claims and Non-Litigated Claims; the possible outcome of outstanding litigation; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; stock-based compensation; the valuation of acquisitions; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets. In 2019, we changed our methodology for estimating exposure for damage claims liabilities. See Note 9 to the consolidated financial statements for further discussion of this change. There were no changes in any other significant areas that require estimates or in the underlying methodologies used in determining the amounts of these associated estimates.

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

Termite damage claim accruals are recorded based on both the historical rates of claims incurred within a contract term and the cost per claim. Current activity could differ causing a change in estimates. We have certain liabilities with respect to existing or potential claims, lawsuits, and other proceedings. We accrue for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified.

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

Revenue

Residential pest management services

Residential pest management services can be for one-time or recurring services. Revenues from residential pest management services are recognized at the agreed-upon contractual amount over time as the services are provided, most of which are started and completed within one day, as the customer simultaneously receives and consumes the benefits of the services as they are performed. Upon completion of service, a receivable is recorded related to this revenue as we have an unconditional right to invoice and receive payment. Payments are typically received shortly after services have been rendered.

Commercial pest management services

Commercial pest management services are largely for recurring services. Revenues from commercial pest management services are recognized at the agreed-upon contractual amount over time as the services are provided, most of which are started and completed within one day, as the customer simultaneously receives and consumes the benefits of the services as they are performed. Upon completion of service, a receivable is recorded related to this revenue as we have an unconditional right to invoice and receive payment. Payments are typically received shortly after services have been rendered.

Termite and home services

We eradicate termites through the use of baiting systems and non-baiting methods (e.g., fumigation or liquid treatments). Termite services using liquid and baiting systems are sold through renewable contracts. We also perform other related services, including wildlife exclusion, crawl space encapsulation and attic insulation, which may be one-time or renewable services. Revenues for termite services are recognized at the agreed-upon contractual amount upon the completion of the service. All termite services are generally started and completed within one day. Upon completion of the service, a receivable is recorded related to this revenue as we have an unconditional right to invoice and receive payment. Payments are typically received shortly after services have been rendered.

Most termite services can be renewed after the initial year. Revenue on renewal contracts is recognized upon completion of an annual inspection and receipt of payment from the customer which evidences the extension of the contract into a renewal period. Advanced renewal payments generate a contract liability and are deferred until the related renewal period.

Termite inspection and protection contracts are frequently sold through annual contracts. For these contracts, we have a stand ready obligation of which the customer receives and consumes the benefits over the annual period. Associated service costs are expensed as incurred. We measure progress toward satisfaction of our stand ready obligation over time using costs incurred as the measure of progress under the input method, which results in straight-line recognition of revenue. Payments are received at the commencement of the contract, which can generate a contract liability, or in installments over the contract period.

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

Costs to obtain a contract with a customer

We capitalize the incremental costs of obtaining a contract with a customer, primarily commissions, and recognize the expense on a straight-line basis over the expected customer relationship period. As of December 31, 2020 and 2019, we had long-term deferred customer acquisition costs of $98 million and $94 million, respectively. In the years ended December 31, 2020 and 2019, the amount of amortization was $97 million and $84 million, respectively. There were no impairment losses in relation to costs capitalized.

Contract balances

Timing of revenue recognition may differ from the timing of invoicing customers. Contracts with customers are generally for a period of one year or less and are generally renewable. We record a receivable related to revenue recognized on services once we have an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivables are recorded within Receivables, less allowances, on the Consolidated Statements of Financial Position. The current portion of Notes receivable, which represent amounts financed for customers through our financing subsidiary, are included within Receivables, less allowances, on the Consolidated Statements of Financial Position and totaled $27 million and $38 million as of December 31, 2020 and 2019, respectively.

Advertising

Advertising costs are expensed when the advertising occurs. Advertising expense for the years ended December 31, 2020, 2019 and 2018 was $91 million, $90 million and $82 million, respectively.

Inventory

Inventories are recorded at the lower of cost (primarily on a weighted-average cost basis) or net realizable value. Our inventory primarily consists of finished goods to be used on the customers’ premises or sold to franchisees.

Property and Equipment, Intangible Assets and Goodwill

Property and equipment consist of the following:

			Estimated
	As of December 31,		Useful Lives
(In millions)	2020	2019	(Years)
Land	$5	$5	N/A
Buildings and improvements	51	53	10 ‒ 40
Technology and communications	172	175	3 ‒ 7
Machinery, production equipment and vehicles	287	271	3 ‒ 9
Office equipment, furniture and fixtures	23	28	5 ‒ 7
	538	532
Less accumulated depreciation	(356)	(328)
Net property and equipment	$182	$204

Depreciation of property and equipment, including depreciation of assets held under finance leases was $73 million, $71 million and $69 million for the years ended December 31, 2020, 2019 and 2018, respectively.

No impairment charges were recorded in the years ended December 31, 2020, 2019 or 2018.

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

As required under accounting standards for goodwill and other intangibles, goodwill is not subject to amortization, and intangible assets with indefinite useful lives are not amortized until their useful lives are determined to no longer be indefinite. Goodwill and intangible assets that are not subject to amortization are subject to assessment for impairment by applying a fair-value based or qualitative test on an annual basis or more frequently if circumstances indicate a potential impairment.

Our goodwill resides in multiple reporting units and primarily consists of expected synergies in addition to the expansion of our geographic presence. Goodwill and indefinite-lived intangible assets, primarily trade names, are assessed annually for impairment on the first day of the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Our 2020, 2019 and 2018 annual impairment analyses, which were performed as of October 1 of each year, did not result in any goodwill or trade name impairments. See Note 4 to the consolidated financial statements for our goodwill and intangible assets balances.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (codified within FASB Accounting Standards Codification (“ASC”) 842) which is the final standard on accounting for leases. We adopted the new lease guidance effective January 1, 2019, and elected certain of the available practical expedients upon adoption. See Note 12 for further discussion of our lease assets and liabilities.

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

We lease a variety of facilities, principally in the U.S., for branch and service center operations and for office, storage and data processing space. Most of the property leases provide that we pay taxes, insurance and maintenance applicable to the leased premises. These leases are classified as operating leases. Our facilities leases have remaining lease terms of less than one year to 22 years, some of which may include options to extend the leases for up to 15 years, and some of which may include options to terminate the leases within one year. These lease agreements contain lease and non-lease components. Non-lease components include items such as common area maintenance. For facility leases, we account for the lease and non-lease components as a single lease component.

Additionally, our Fleet Agreement allows us to obtain fleet vehicles through a leasing program. These leases are classified as finance leases. Our vehicle leases have remaining lease terms of less than one year to seven years. For vehicle leases, we account for the lease and non-lease components separately.

Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments, including fixed non-lease components, over the lease term at commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Generally, the lease term is the minimum noncancelable period of the lease, or the lease term inclusive of reasonably certain renewal periods. Lease expense for minimum lease payments and fixed non-lease components is recognized on a straight-line basis over the lease term.

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

Financial Instruments and Credit Risk

We use derivative financial instruments to manage risks associated with changes in fuel prices and interest rates. We have entered into specific financial arrangements in the normal course of business to manage certain market risks, with a policy of matching positions and limiting the terms of contracts to relatively short durations. The effect of derivative financial instrument transactions could have a material impact on our financial statements. We do not hold or issue derivative financial instruments for trading or speculative purposes. In designating derivative financial instruments as hedging instruments under accounting standards, we formally document the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives to forecasted transactions. We assess at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the projected changes in cash flows of the associated forecasted transactions.

We have historically hedged a significant portion of our annual fuel consumption. We have also historically hedged the interest payments on a portion of our variable rate debt through the use of interest rate swap agreements. These derivatives are classified as cash flow hedges, and, as such, the hedging instruments are recorded on the Consolidated Statements of Financial Position as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in accumulated other comprehensive income. Cash flows related to our derivatives are classified as operating activities in the Consolidated Statements of Cash Flows.

In March 2020, we entered into a cross-currency swap agreement to hedge our investment in Nomor against future volatility in the exchange rates between the Swedish krona and the U.S. dollar. We designated this cross-currency swap as a qualifying hedging instrument and account for it as a net investment hedge. Under this method, for each reporting period, the change in fair value of the cross-currency swap is initially recognized in Accumulated other comprehensive income. We also entered into a cross-currency swap to manage the related foreign currency exposure from an intercompany loan denominated in Swedish krona. We designated this cross-currency swap as a qualifying hedging instrument and account for it as a cash flow hedge. Gains and losses from the change in fair value of the cross currency swap are initially recognized in Accumulated other comprehensive income and reclassified to earnings to offset the foreign exchange impact created by the intercompany loan.

Financial instruments, which potentially subject us to financial and credit risk, consist principally of receivables. Most of our receivables and notes receivable have little concentration of credit risk due to the large number of customers with relatively small balances and their dispersion across geographical areas. We maintain an allowance for losses based upon the expected collectability of receivables, adjusted for the impact of economic factors, such as unemployment, are expected to have on the collectability of receivables, if necessary. We also hold long-term marketable securities as part of our deferred compensation plan, which are accounted for at fair value with adjustments recognized in Interest and net investment income in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the period incurred. See Note 17 to the consolidated financial statements for information relating to the fair value of financial instruments.

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

Acquisitions

Acquisitions have been accounted for as business combinations using the acquisition method in accordance with ASC 805, “Business Combinations,” and, accordingly, the purchase price has been allocated to the acquired assets and liabilities assumed at their estimated fair values as of the acquisition dates. The fair value of customer relationships is identified using an income approach. The fair value of trade names acquired is identified using the relief from royalty method. Determining the fair value of intangible assets required the use of significant judgment, including the discount rates and the long-term plans about future revenues and expenses, capital expenditures and changes in working capital, which are dependent on information provided by the company acquired. After the purchase price is allocated, goodwill is recorded to the extent the total consideration paid for the acquisition exceeds the sum of the fair value of all assets and liabilities acquired. Asset acquisitions have been accounted for under ASU 2017-01,

“Business Combinations (Topic 805) – Clarifying the Definition of a Business.” Determining the useful life of an intangible asset also requires judgment as different intangible assets will have different useful lives. The results of operations of the acquired businesses have been included in the consolidated financial statements since their dates of acquisition.

Reportable Segment

We have one reportable segment, our pest management and termite business. Our reportable segment is comprised of multiple operating segments, including Terminix and individual international subsidiaries. Each operating segment’s results are regularly reviewed by the chief executive officer, the chief operating decision maker. All operating segments have been aggregated into one reportable segment based on their similar economic characteristics, nature of services provided, type of customers and service distribution methods.

Newly Issued Accounting Standards

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancelable term of the cloud computing arrangements plus any optional renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The amendments in ASU 2018-15 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We early adopted this ASU on January 1, 2019, resulting in the capitalization of certain development costs of approximately $13 million and $14 million in December 31, 2020 and 2019, respectively, primarily related to our implementation of a new customer experience platform to replace legacy operating systems.

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

In October 2019, the FASB issued ASU No. 2018-16, “Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes,” which amends ASC 815, Derivatives and Hedging. This ASU adds the OIS rate based on SOFR to the list of permissible benchmark rates for hedge accounting purposes. We adopted the ASU on January 1, 2019, and it did not have a significant impact on our financial condition or the results of our operations.

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

In November 2020, the SEC issued Rule 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.” This rule is effective for our Annual Report on Form 10-K for the year ended December 31, 2021, and can be early adopted in its entirety as of February 10, 2021. The rule modernized, simplified and enhanced financial statement disclosures required by Regulation S-K. We early adopted all the provisions in the rule as of February 10, 2021 in this Annual Report on Form 10-K, which primarily resulted in the removal of the contractual obligations table, elimination of duplicative disclosures of legal matters and the simplification of our risk factors. While permitted, we did not remove or simplify the Selected financial data, Quarterly operating results or certain discussions within Management’s Discussion and Analysis as we had not previously presented the ServiceMaster Brands Divestiture Group as discontinued operations or our results as one reportable segment for all relevant periods.

Our adoptions of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” and ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” on January 1, 2018 resulted in the following changes to our Consolidated Statements of Stockholders’ Equity previously reported:

(In millions)	Accumulated other comprehensive income	Accumulated deficit
As reported, December 31, 2017	$5	$(895)
Impact of adopting ASC 606 (Note 3)	—	16
Impact of adopting ASU 2016-01	(2)	2
Impact of adopting ASU 2018-02	4	(4)
As revised, January 1, 2018	$7	$(881)

Accounting Standards Issued But Not Yet Effective

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. We will adopt this ASU effective January 1, 2021. The adoption of this ASU will not have a significant impact to our consolidated financial statements.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not expect the future adoption of any such pronouncements will have a material impact on our financial condition or the results of our operations.

Note 3. Revenues

The following tables present our revenues, disaggregated by revenue source and geographic area. We disaggregate revenue from contracts with customers into major product lines. We have determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

On April 1, 2019, we divested the assets associated with our fumigation service line and now provide fumigation services to our customers through arrangements with independent third parties. Revenue related to the Fumigation Services, previously presented separately, is now included in Termite and Home Services. Additionally, prior period revenue for Residential Pest Management and Commercial Pest Management has been reclassified to conform to the current period presentation.

Revenue by major service line is as follows:

	Year ended December 31,
(In millions)	2020	2019	2018
Major service line
Residential Pest Management	$706	$683	$633
Commercial Pest Management	443	420	339
Termite and Home Services	633	607	599
Sales of Products and Other	100	88	84
European Pest Management	79	21	—
Total	$1,961	$1,819	$1,655

Revenue by geographic area is as follows:

	Year ended December 31,
(In millions)	2020	2019	2018
United States	$1,851	$1,767	$1,624
International	111	52	31
Total	$1,961	$1,819	$1,655

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

Changes in deferred revenue for the years ended December 31, 2020 and 2019 were as follows (in millions):

(In millions)	Deferred revenue
Balance as of December 31, 2018	$91
Deferral of revenue(1)	146
Recognition of deferred revenue	(129)
Balance as of December 31, 2019	$107
Deferral of revenue	129
Recognition of deferred revenue	(134)
Balance as of December 31, 2020	$102

___________________________________

(1)Includes approximately $15 million of deferred revenue related to our acquisition of Nomor.

There was approximately $70 million recognized in the year ended December 31, 2020 that was included in the deferred revenue balance as of December 31, 2019. There was approximately $58 million of revenue recognized in the year ended December 31, 2019, that was included in the deferred revenue balance as of December 31, 2018.

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

Impact of ASC 606 on the Consolidated Financial Statements

We adopted ASC 606 on January 1, 2018, and recorded a net reduction to accumulated deficit of $16 million due to the cumulative impact of the adoption. Changes to the Consolidated Statements of Operations and Comprehensive Income (Loss) included: (i) costs of obtaining a contract that would have been incurred regardless of whether the contract was obtained, such as direct mail and digital advertising, are now expensed as incurred; and (ii) commissions costs incremental to a successful sale are deferred and recognized over the expected customer relationship period.

The following table compares the Consolidated Statement of Operations and Comprehensive Income (Loss) as prepared under the provisions of ASC 606 to a presentation of these financial statements under the prior revenue recognition guidance:

	Year ended December 31, 2018
(In millions)	As reported	Under Prior Revenue Recognition Guidance
Revenue	$1,655	$1,655
Cost of services rendered and products sold	944	944
Selling and administrative expenses	500	507
Provision for income taxes	14	12
Net (Loss)	$(41)	$(46)

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

Note 4. Goodwill and Intangible Assets

The table below summarizes the goodwill balances:

(In millions)
Balance as of December 31, 2018	$1,781
Acquisitions	309
Purchase accounting adjustments	(2)
Impact of foreign exchange rates	7
Balance as of December 31, 2019	$2,096
Acquisitions	9
Purchase accounting adjustments	29
Impact of foreign exchange rates	12
Balance as of December 31, 2020	$2,146

The table below summarizes the other intangible asset balances:

	Weighted Average	As of December 31, 2020			As of December 31, 2019
	Remaining		Accumulated			Accumulated
	Useful Lives
(In millions)	(Years)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names, indefinite	ꟷ	$888	$—	$888	$888	$—	$888
Customer relationships(1)	19	650	(454)	196	659	(423)	236
Trade names, finite, and Other(2)	5	70	(43)	27	79	(34)	45
Total		$1,608	$(497)	$1,111	$1,626	$(457)	$1,169

___________________________________

(1)Includes purchase accounting adjustments subsequent to December 31, 2019, including $17 million related to our acquisition of Nomor and $7 million related to other acquisitions, offset by foreign currency fluctuations.

(2)Includes purchase accounting adjustments subsequent to December 31, 2019, primarily related to our acquisition of Nomor, of $9 million.

Amortization expense of $36 million, $25 million and $14 million was recorded in the years ended December 31, 2020, 2019 and 2018, respectively. For the existing intangible assets, we anticipate amortization expense of $36 million, $34 million, $31 million, $23 million and $18 million in 2021, 2022, 2023, 2024 and 2025, respectively.

Note 5. Income Taxes

The components of income from continuing operations before income taxes are as follows:

	Year Ended December 31,
(In millions)	2020	2019	2018
U.S.	$46	$76	$(212)
Foreign	(5)	(12)	(2)
Income from Continuing Operations before Income Taxes	$41	$64	$(214)

The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate for continuing operations is as follows:

	Year Ended December 31,
	2020	2019	2018
Tax at U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of U.S. federal benefit(1)	15.1	2.6	(1.6)
Foreign rate differences	2.1	0.6	(0.4)
Tax credits	(5.2)	(3.5)	1.5
Realized (gain) loss on investment in frontdoor, inc.	—	(13.3)	(24.5)
Limitation on executive compensation	2.7	1.2	(0.4)
Excess tax benefits from stock-based compensation	0.3	(1.8)	0.6
Mobile Bay Formosan termite settlement	20.3	—	—
Tax reserves	(2.7)	0.3	(0.5)
Other items	4.5	0.2	(0.4)
U.S. Tax Reform rate change(2)	—	—	(1.6)
Effective rate	58.1%	7.3%	(6.3)%

___________________________________

(1)The increase in State and local income taxes, net of U.S. federal benefit, was driven by the Mobile Bay Formosan termite settlement.

(2)Deferred income taxes in the Consolidated Statements of Financial Position at December 31, 2018 were remeasured as a result of U.S. Tax Reform.

The effective tax rate for discontinued operations for the years ended December 31, 2020, 2019 and 2018 was 26.6 percent, 24.1 percent and 26.1 percent, respectively. Income tax expense from continuing operations is as follows:

	Year Ended December 31,
(In millions )	2020	2019	2018
Current:
U.S. federal	$6	$(1)	$16
Foreign	2	—	—
State and local	8	1	6
	16	1	22
Deferred:
U.S. federal	8	4	(10)
Foreign	(2)	(1)	1
State and local	2	1	1
	8	4	(8)
Provision for income taxes	$24	$5	$14

Deferred income tax expense results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The deferred tax asset primarily reflects the impact of future tax deductions related to our accruals and certain net operating loss carryforwards. The deferred tax liability is primarily attributable to the basis differences related to intangible assets. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The valuation allowance for deferred tax assets as of December 31, 2020 and 2019 was $8 million and $12 million, respectively.

Significant components of our deferred tax balances are as follows:

	As of December 31,
(In millions)	2020	2019
Deferred tax (liabilities) assets:
Intangible assets(1)	$(353)	$(498)
Property and equipment	(32)	(29)
Operating lease right-of-use assets	(26)	(30)
Prepaid expenses and deferred customer acquisition costs	(25)	(25)
Receivables allowances	6	6
Self-insured claims and related expenses	2	2
Accrued liabilities	36	35
Other long-term obligations	13	4
Current portion of lease liability and long-term lease liability	28	32
Net operating loss and tax credit carryforwards	13	16
Less valuation allowance	(8)	(12)
Net Deferred taxes	$(346)	$(499)

___________________________________

(1)The deferred tax liability relates primarily to the difference in the tax versus book basis of intangible assets. As of December 31, 2020 and December 31, 2019, we had $335 million and $505 million, respectively, of deferred tax liability included in this net deferred tax liability, that would only be paid in certain circumstances, including liquidation or sale of various subsidiaries of the Company.

As of December 31, 2020, we had deferred tax assets, net of valuation allowances, of $4 million for federal and state net operating loss and capital loss carryforwards, which expire at various dates up to 2040. We also had deferred tax assets, net of valuation allowances, of less than $1 million for federal and state credit carryforwards which expire at various dates up to 2026. The federal and state net operating loss carryforwards in the filed income tax returns included unrecognized tax benefits taken in prior years. The net operating losses for which a deferred tax asset is recognized for financial statement purposes in accordance with ASC 740 are presented net of these unrecognized tax benefits.

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

As of December 31, 2020, 2019 and 2018, we have $14 million, $14 million and $15 million, respectively, of tax benefits primarily reflected in U.S. federal and state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). At December 31, 2020 and 2019, $13 million and $13 million, respectively, of unrecognized tax benefits would impact the effective tax rate if recognized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
(In millions)	2020	2019	2018
Gross unrecognized tax benefits at beginning of period	$14	$15	$14
Decrease in tax positions for prior years	(2)	—	—
Increases in tax positions for current year	4	1	3
Settlements	—	(1)	—
Lapse in statute of limitations	(2)	(1)	(1)
Gross unrecognized tax benefits at end of period	$14	$14	$15

Based on information currently available, it is reasonably possible that over the next 12-month period unrecognized tax benefits may decrease by $2 million as the result of settlements of ongoing audits, statute of limitation expirations or final settlements of uncertain tax positions in multiple jurisdictions.

We file consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. In the ordinary course of business, we are subject to review by domestic and foreign taxing authorities. For U.S. federal income tax purposes, we participate in the IRS’s Compliance Assurance Process whereby our U.S. federal income tax returns are reviewed by the IRS both prior to and after their filing. The U.S. federal income tax returns filed through the year ended December 31, 2018 have been audited by the IRS. The IRS commenced pre-filing examinations of our U.S. federal income tax returns for 2020 in the second quarter of 2020. Four state tax authorities are in the process of auditing state income tax returns of various subsidiaries. We are no longer subject to state and local or foreign income tax examinations by tax authorities for years before 2013, except for a pending refund claim related to 2008.

Our policy is to recognize potential interest and penalties related to tax positions within the tax provision. Total interest and penalties included in the consolidated statements of income are immaterial. As of both December 31, 2020 and 2019, we had accrued for the payment of interest and penalties of approximately $2 million.

We consider the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. While undistributed foreign earnings are no longer taxable under U.S. tax principles, actual repatriation from our non-U.S. subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes. Cash associated with indefinitely reinvested foreign earnings was approximately $41 million and $35 million as of December 31, 2020 and 2019, respectively.

Note 6. Acquisitions

2020

During the year ended December 31, 2020, we completed 12 tuck-in acquisitions. The total purchase price for these acquisitions and final funding for eight minority investments was $36 million. We recorded goodwill of $9 million and other intangibles, primarily customer relationships, of $9 million. The purchase price allocations for these acquisitions will be finalized no later than one year from the respective acquisition dates. For incomplete purchase price allocations, we are evaluating working capital balances, the intangible and tangible assets acquired, and the appropriate useful lives to assign to all assets, including intangibles.

2019

During the year ended December 31, 2019, we completed 39 acquisitions (the “2019 Acquisitions”) for an aggregate purchase price of $497 million, net of $12 million of cash acquired, using available cash on hand and borrowings under our then existing revolving credit facility. Business acquisitions, net of cash acquired, on the Consolidated Statements of Cash Flows also includes approximately $9 million for minority investments made in eight pest control companies.

Nomor

On September 6, 2019, we acquired Nomor, a leading provider of pest management services in Sweden and Norway, for approximately 2 billion Swedish krona (approximately $198 million using the September 6, 2019 exchange rate, net of approximately $9 million of cash acquired). This strategic acquisition launched our expansion into the European pest management market. We funded the acquisition using cash on hand and proceeds from a $120 million borrowing under our then-existing revolving credit facility. We recognized approximately $4 million of Acquisition-related costs on the Consolidated Statements of Operations and Comprehensive Income related to our acquisition of Nomor in the year ended December 31, 2019.

The allocation of the purchase price was as follows:

(In millions)
Current assets(1)	$11
Property and equipment	6
Goodwill	153
Identifiable intangible assets(2)	66
Current liabilities(3)	(20)
Long-term liabilities(4)	(19)
Total purchase price	$198

___________________________________

(1)Primarily trade receivables and net of approximately $9 million of cash acquired.

(2)Primarily customer lists.

(3)Primarily advanced collections from customers.

(4)Includes $15 million of deferred tax liabilities recognized as a result of tax basis differences in intangible assets.

The following unaudited pro forma consolidated financial information presents the combined operations of Terminix and Nomor for the year ended December 31, 2019 and 2018, as if the acquisition had occurred at the beginning of 2018:

	(Unaudited)
	Year Ended
(In millions, except per share data)	2019	2018
Consolidated revenue	$1,854	$1,705
Consolidated net income (loss)	$137	$(42)
Basic earnings (loss) per share	$1.01	$(0.31)
Diluted earnings (loss) per share	$1.00	$(0.31)

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

Supplemental cash flow information regarding our acquisitions is as follows:

	Year Ended December 31,
(In millions)	2020	2019	2018
Assets acquired	$43	$590	$280
Liabilities assumed	—	(56)	(30)
Net assets acquired(1)	$43	$535	$251

Net cash paid	$36	$497	$187
Seller financed debt	7	38	64
Purchase price	$43	$535	$251

___________________________________

(1)Includes approximately $21 million, and $15 million of deferred tax liabilities in the years ended December 31, 2019 and 2018, respectively, as a result of tax basis differences in intangible assets.

Note 7. Discontinued Operations

ServiceMaster Brands Divestiture Group

In January 2020, we announced we were exploring strategic alternatives related to ServiceMaster Brands in order to focus on our core pest management and termite business. On October 1, 2020, we completed the sale of the ServiceMaster Brands Divestiture Group for $1,541 million, resulting in a gain of approximately $494 million, net of taxes. The gain is recorded in net earnings from discontinued operations. A portion of the proceeds was used to retire $750 million of our 5.125% Notes due 2024.

The historical results of the ServiceMaster Brands Divestiture Group, including the results of operations, cash flows and related assets and liabilities, are reported as discontinued operations for all periods presented herein. For all periods after the sale, discontinued operations includes the gain on sale and incidental costs to complete the sale.

In connection with the sale of the ServiceMaster Brands Divestiture Group, the Company and Roark entered into a transition services agreement (“TSA”) whereby the Company will provide certain post-closing services to Roark and ServiceMaster Brands related to the business of ServiceMaster Brands. The charges for the transition services are designed to allow us to fully recover the direct costs of providing the services, plus specified margins and any out-of-pocket costs and expenses. The Company and Roark also entered into a sublease agreement whereby ServiceMaster Brands will sublease a portion of our corporate headquarters in Memphis, Tennessee. We recognized approximately $6 million of TSA fees, rental income and other cost reimbursements in Selling and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss) in the year ended December 31, 2020. Payments received for TSA fees, other cost reimbursements and under the sublease agreement for rental income were $1 million in the year ended December 31, 2020. At December 31, 2020, we have a receivable from ServiceMaster Brands for $4 million included in Receivables on the Consolidated Statements of Financial Position.

American Home Shield Spin-off

On October 1, 2018, we completed the spin-off of our American Home Shield business. The separation was effectuated through a Distribution to our stockholders of approximately 80.2 percent of the outstanding shares of common stock of Frontdoor, the holding company created to hold the American Home Shield assets. The distribution was made to our stockholders of record as of the close of business on September 14, 2018, and such stockholders received one share of Frontdoor common stock for every two shares of Terminix common stock held as of the close of business on the Record Date.

In March 2019, we exchanged all of the 19.8 percent of the outstanding shares of common stock of Frontdoor we retained for certain of our outstanding indebtedness, which obligations were subsequently cancelled and discharged upon delivery to us. See Note 11 for further discussion regarding this transaction.

The historical results of the American Home Shield segment (Frontdoor), including the results of operations, cash flows and related assets and liabilities, are reported as discontinued operations for all periods presented herein. For all periods after the separation, discontinued operations includes spin-off transaction costs primarily related to transaction fees to effect the spin-off and receipts pursuant to the transition services agreement.

In connection with the American Home Shield spin-off, the Company and Frontdoor entered into (1) a separation and distribution agreement containing key provisions relating to the separation of Frontdoor and the distribution of Frontdoor common stock to Terminix stockholders, as well as insurance coverage, non-competition, indemnification and other matters, (2) an employee matters agreement allocating liabilities and responsibilities relating to employee benefit plans and programs and other related matters and (3) a tax matters agreement governing the respective rights, responsibilities and obligations of the parties thereto with respect to taxes, including allocating liabilities for income taxes attributable to Frontdoor and its subsidiaries generally to the Company for tax periods (or portions thereof) ending on or before October 1, 2018, and generally to Frontdoor for tax periods (or portions thereof) beginning after that date.

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

The Company and Frontdoor also entered into a sublease agreement for the space Frontdoor retained in our corporate headquarters and Memphis customer care center after the spin-off. We recognized approximately $4 million, $7 million and $1 million of rental income and other cost reimbursements related to these sublease agreements during the years ended December 31, 2020, 2019 and 2018, respectively, which were recorded as reductions to Selling and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss). Payments received under the sublease agreements for rental income and other cost reimbursements during the years ended December 31, 2020, 2019 and 2018 totaled approximately $4 million, $7 million and $1 million, respectively.

ServiceMaster Brands Divestiture Group and American Home Shield Goodwill and Intangible Assets

Goodwill and indefinite lived intangible assets are assessed annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. No goodwill or indefinite-lived intangible asset impairments were recorded relating to ServiceMaster Brands or American Home Shield in the years ended December 31, 2020, 2019 and 2018.

Financial Information for Discontinued Operations

Net earnings from discontinued operations for all periods presented includes the operating results of the ServiceMaster Brands Divestiture Group and Frontdoor.

The operating results of discontinued operations are as follows:

	Year Ended December 31,
(In millions)	2020	2019	2018
Revenue	$198	$258	$1,225
Cost of services rendered and products sold	93	110	630
Operating expenses(1)	56	58	343
Interest and net investment income	—	(1)	(1)
Income before income taxes	50	91	252
Provision for income taxes	12	22	66
Gain on sale, net of income taxes	(494)	—	—
Net earnings from discontinued operations	$531	$69	$186

___________________________________

(1)Includes $18 million of professional fees and other costs incurred in connection with the strategic evaluation and ultimate sale of the ServiceMaster Brands Divestiture Group in the year ended December 31, 2020, and Frontdoor spin-off related transaction costs of $35 million for the year ended December 31, 2018.

The following table presents the aggregate carrying amount of the major classes of assets and liabilities of discontinued operations. At December 31, 2019, these balances reflect the historical assets and liabilities of the ServiceMaster Brands Divestiture Group, which was sold on October 1, 2020:

(In millions)	December 31, 2019
Assets of Discontinued Operations:
Receivables, net	$40
Inventories and other current assets	5
Current assets of discontinued operations	45
Property and equipment, net	8
Operating lease right-of-use assets	2
Goodwill	183
Intangible assets, net	622
Other long-term assets	19
Total Assets of Discontinued Operations	$879

Liabilities of Discontinued Operations:
Accounts payable	$8
Accrued liabilities:
Payroll and related expenses	5
Self-insured claims and related expenses	—
Accrued interest payable	—
Other	23
Deferred revenue	4
Current portion of lease liability	1
Current portion of long-term debt	1
Total Current Liabilities	42
Deferred taxes	1
Other long-term obligations	8
Long-term debt	2
Total Liabilities of Discontinued Operations	$52

The following selected financial information of the ServiceMaster Brands Divestiture Group and Frontdoor is included in the Consolidated Statements of Cash Flows as cash flows from discontinued operations:

	Year Ended December 31,
(In millions)	2020	2019	2018
Depreciation	$—	$4	$11
Amortization	$1	$4	$11
Cash paid for income taxes	$372	—	—
Capital expenditures	$(2)	$(4)	$(20)

Note 8. Restructuring and Other Charges

Restructuring Charges

We incurred restructuring charges of $16 million ($12 million, net of tax), $12 million ($9 million, net of tax) and $17 million ($12 million, net of tax) for the years ended December 31, 2020, 2019 and 2018, respectively. Restructuring charges are comprised of the following:

	Year Ended December 31,
(In millions)	2020	2019	2018
Field Operations(1)	$6	$5	$2
Headquarter operations(2)	9	5	6
Global Service Center relocation(3)	—	1	8
Total restructuring and other charges	$16	$12	$17

___________________________________

(1)For the years ended December 31, 2020, 2019 and 2018, these charges included $6 million, $5 million and $2 million, respectively of lease termination and severance costs. For the year ended December 31, 2020, lease termination costs includes $3 million of impairment charges related to our former call center right of use assets and rent expense on leases we exited before the end of the lease term. Of this amount, $1 million was unpaid and accrued as of December 31, 2020.

(2)For the year ended December 31, 2020, includes severance and charges to enhance capabilities and reduce costs in our corporate functions that provide administrative services to support operations and other costs to enhance capabilities and align functions after the sale of the ServiceMaster Brands Divestiture Group of $8 million and retention bonuses to employees key to effecting the sale of the ServiceMaster Brands Divestiture Group of $1 million. For the year ended December 31, 2019, these charges included $3 million of accelerated depreciation on systems we are replacing with the implementation of our customer experience platform, $1 million of professional fees and other costs to enhance capabilities and align corporate functions after the American Home Shield spin-off and $1 million of severance and other costs. For the year ended December 31, 2018, includes $3 million of severance and other costs and $4 million of costs to facilitate the American Home Shield spin-off that were not included in discontinued operations. Of this amount, $1 million was unpaid and accrued as of December 31, 2020.

(3)For the year ended December 31, 2019, these charges included lease termination and other charges of $1 million. For the year ended December 31, 2018, these charges included $7 million of future rent and $1 million of professional and other fees. All amounts under these agreements have been paid as of December 31, 2020.

The pretax charges discussed above are reported in Restructuring charges in the Consolidated Statements of Operations and Comprehensive Income (Loss).

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities—Other on the Consolidated Statements of Financial Position, is presented as follows:

Accrued
Restructuring
(In millions)	Charges
Balance as of December 31, 2018	$7
Costs incurred	12
Costs paid or otherwise settled	(18)
Balance as of December 31, 2019	1
Costs incurred	16
Costs paid or otherwise settled	(15)
Balance as of December 31, 2020	$2

We expect substantially all of our accrued restructuring charges to be paid within one year.

Other Charges

Other charges represent professional fees incurred that are not closely associated with our ongoing operations. Other charges were $2 million ($2 million, net of tax) for the year ended December 31, 2019. We incurred no such other charges for the year ended December 31, 2020 or 2018.

Note 9. Commitments and Contingencies

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

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2018	$111
Provision for self-insured claims	36
Cash payments	(35)
Balance as of December 31, 2019	111
Provision for self-insured claims	44
Cash payments	(29)
Balance as of December 31, 2020	$126

Our business is subject to a significant number of damage claims related to termite activity in homes for which we provide termite control services, often accompanied by a termite damage warranty. We believe our termite damage warranty is a differentiator in the industry that has enabled us to become the market leader of this product line. Damage claims include Non-litigated Claims and Litigated Claims. In recent years, we have experienced higher Non-Litigated Claims activity concentrated in the Mobile Bay Area of the United States related to Formosan termites, an invasive species, which has driven higher Non-Litigated Claims expense. In addition, since the beginning of 2017, we have been served with an increasing number of Litigated Claims, again primarily concentrated in the Mobile Bay Area and related to Formosan termite activity, which has driven higher Litigated Claim expense. Some plaintiffs have sought to demonstrate a pattern and practice of fraud in connection with Litigated Claims and have sought awards, in addition to repair costs, which included punitive damages and damages for mental anguish. We defend these Litigated Claims vigorously, and we are taking decisive actions to mitigate increasing claims costs, however, we cannot give assurance that these mitigation actions will be effective in reducing claims or costs related thereto, nor can we give assurance that lawsuits or other proceedings related to termite damage claims will not materially affect our reputation, business, financial position, results of operations and cash flows. We accrue for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Current activity can differ, causing a change in estimates which could be material.

During the fourth quarter of the year ended December 31, 2019, we recorded a change in estimate of our reserve for termite damages for Litigated Claims and Non-Litigated Claims in the amount of $53 million as further described below.

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

Accrued
Termite Damage
(In millions)	Claims
Balance as of December 31, 2018	$28
Provision for termite damage claims(1)	95
Cash payments	(44)
Balance as of December 31, 2019	80
Provision for termite damage claims	54
Cash payments	(62)
Balance as of December 31, 2020	$72

___________________________________

(1)Includes a change in estimate of $53 million, as described below.

2019 Change in Estimate

Beginning in 2018, we began being served with an increasing number of termite damage claims related lawsuits in certain geographies. Some plaintiffs have sought to demonstrate a pattern and practice of fraud in connection with these claims and have sought awards, in addition to repair costs, which included punitive damages and damages for mental anguish.

In early 2020 we completed a detailed statistical analysis of our recent termite damage claims history and case results using the increased number of claims and concluded that given a then statistically meaningful population of outstanding Litigated Claims and sufficient history of resolving claims with similar attributes we were able to calculate an initial “best” estimate of the outcome of most of our cases based on variables known at the time each case is filed and not after a period of discovery which historically informed our estimates. As a result of this new estimation technique, we recorded a change in estimate of our reserve in the amount of $45 million in the year ended December 31, 2019.

At the same time, we also began utilizing the aforementioned statistical analysis to evaluate our warranty reserves for Non-Litigated Claims. The resulting estimation technique projects the cost to settle Non-Litigated Claims considering both the expected geographic distribution of current and future claims and their relative cost to settle. Based on this review we recorded a change in estimate related to our reserve for Non-Litigated Claims in the amount of $8 million in the year ended December 31, 2019.

Mobile Bay Formosan Termite Settlement

In March 2019, Company representatives met with the AL AG and other Alabama state representatives to discuss termite renewal pricing changes we made in the Mobile Bay Area in 2019 and explain the Company’s perspective that the price increases complied with the ADTPA. Subsequently, in September 2019, we received a subpoena (the “AL Subpoena”) from the AL AG requesting documents and information under the ADTPA related to our Formosan termite business practices in the Mobile Bay area, largely focused on the termite renewal pricing changes we made in the Mobile Bay Area in 2019. Although the AL Subpoena requested broader information than that related to termite renewal pricing changes, we determined based on our prior interactions and evaluation of the matter that any potential exposure was not material to the Company. Over the course of several months, the Company produced the documents and information requested by the AL Subpoena. In August 2020, the AL AG expressed for the first time their belief that the Company’s inspection and treatment practices may have violated the ADTPA, and that they anticipated imposing certain potential unquantified remedies. In an effort to better understand these matters raised by the AL AG, Company representatives met with the AL AG in September 2020, at which point the AL AG provided details regarding the scope of the alleged potential ADTPA violations and of the potential remedies and the potential economic scope of those remedies. Following the September 2020 meeting with the AL AG, the Company determined that the inquiry could be material to its operations and financial results. In October 2020, Company representatives again met with the AL AG and the AL AG verbally presented allegations of ADTPA violations related to the 2019 price increase and certain inspection and treatment practices, as well as a draft consent decree to resolve those allegations. Over the next two weeks, the Company and the AL AG engaged in intensive negotiations and, on November 4, 2020, the Company entered into the Settlement with the AL AG.

The Settlement provides for: immediate remediation measures to be provided directly to current and former customers in the Mobile Bay Area, including refunds of certain price increases, rebates to certain former customers, the establishment of a $25 million consumer fund and a related receiver to oversee our compliance with these commitments and to act as an arbitrator for certain Non-litigated Claims; the reimbursement of certain investigative and monitoring costs incurred by the Attorney General’s office and the Department of Agriculture and Industries; and a university endowment intended to support termite and pest management research with an emphasis on Formosan termite research. The Company has also agreed to pay the state of Alabama $19 million as a negotiated settlement.

In the year ended December 31, 2020, the Company recorded a charge of $49 million and reduction of revenue of $4 million related to these remediation measures. These charges represent our best estimate and may change based on a variety of factors, including acceptance rates by current and former customers of the agreed remediation measures, and these changes could be material to our financial results.

Pursuant to the Settlement, we have also agreed to provide the opportunity to reinstate service for certain customers who canceled their services during specified timeframes as well as the retreatment of certain customer premises and a commitment to certain specified response and remediation timeframes for future termite damage claims. We do not expect the financial impact of these remedies to have a material impact on our prospective results of operations or cash flows.

In accordance with the Settlement, the Company funded the $25 million consumer fund, from which certain monetary liabilities from settlements of, or judgments in, the covered Settlement are paid by the fund’s receiver. The amount in the consumer fund is held in escrow by the receiver and is classified as a deposit within Prepaid expenses and other assets and with an offsetting liability recorded within Accrued liabilities – Other on the Consolidated Statements of Financial Position.

In the year ended December 31, 2020, we made $49 million of payments in connection with our settlement with the AL AG, which are reflected as Payments on Mobile Bay Formosan termite settlement on the Consolidated Statements of Cash Flows.

Fumigation Related Matters

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

Other Litigation

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

Note 10. Employee Benefit Plans

Discretionary contributions to our 401(k) plan were made in the amount of $14 million, $14 million and $13 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 11. Long-Term Debt

Long-term debt is summarized in the following table:

	As of December 31,
(In millions)	2020	2019
Senior secured term loan facility maturing in 2026(1)	539	593
5.125% notes maturing in 2024(2)	—	742
7.45% notes maturing in 2027(3)	169	167
7.25% notes maturing in 2038(3)	41	40
Vehicle finance leases(4)	95	99
Other(5)	77	94
Less current portion(6)	(94)	(69)
Total long-term debt	$826	$1,666

___________________________________

(1)As of December 31, 2020 and 2019, presented net of $7 million and $6 million, respectively, in unamortized debt issuance costs and $1 million and $1 million, respectively, in unamortized original issue discount paid as described below under “––Term Loan Facility.”

(2)The 5.125% Notes were retired on November 16, 2020, resulting in a loss on extinguishment of debt of $19 million. As of December 31, 2019, presented net of $8 million in unamortized debt issuance costs related to the 2024 notes.

(3)As of December 31, 2020 and 2019, presented net of $25 million and $28 million, respectively, in unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

(4)We have entered into the Fleet Agreement which, among other things, allows us to obtain fleet vehicles through a leasing program. All leases under the Fleet Agreement are finance leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin ranging from 1.41% to 2.45%.

(5)As of December 31, 2020 and 2019, includes approximately $76 million and $88 million, respectively, of future payments in connection with acquisitions.

(6)The current portion of long-term debt consists of deferred purchase price and earnout payments on acquisitions, including approximately $50 million due to the former owners of Copesan in 2021, and scheduled principal payments of long-term debt due within 12 months.

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

Concurrent with the refinancing, we entered into a seven year interest swap agreement effective November 5, 2019. The notional amount of the agreement is $550 million, of which $546 million remains in effect as of December 31, 2020. Under the terms of the agreement, we will pay a fixed rate of interest of 1.615% on the $550 million notional amount, and we will receive a floating rate of interest (based on one-month LIBOR, subject to a floor of zero percent) on the notional amount. Therefore, during the remaining term of the agreement, the effective interest rate on $546 million of the new Term Loan B is fixed at a rate of 3.365%.

On September 30, 2020, we amended our Term Loan B agreement to permit proceeds from the sale of the ServiceMaster Brands Divestiture Group to be used to retire subordinated debt or pay shareholder returns. In connection with the amendment, we made an advanced amortization payment of $51 million and terminated $4 million of our interest rate swap. The amendment was treated as a debt modification. We recorded $2 million in debt issuance costs related to the amendment. Such advanced amortization payment resulted in a loss on extinguishment of debt of $1 million for the year ended December 31, 2020.

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

Interest Rate Swap Agreements

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

The changes in interest rate swap agreements, as well as the cumulative interest rate swaps outstanding, are as follows:

		Weighted
	Notional	Average Fixed
(In millions)	Amount	Rate(1)
Interest rate swap agreements in effect as of December 31, 2018	$650	1.493%
Terminated	(650)
Entered into effect	550	1.615%
Interest rate swap agreements in effect as of December 31, 2019	550	1.615%
Terminated	(4)
Entered into effect	—
Interest rate swap agreements in effect as of December 31, 2020	$546	1.615%

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

Extinguishment of Debt and Repurchase of Notes

On November 16, 2020, we used a portion of the proceeds from the sale of ServiceMaster Brands and retired all $750 million of our existing 5.125% Notes due 2024, plus applicable accrued interest. In connection with the retirement of the Notes, we paid a prepayment penalty of approximately $19 million. In connection with the retirement, we recorded a loss on extinguishment of debt of $25 million, which includes the prepayment penalty and the write-off of debt issuance costs.

In connection with the spin-off of the American Home Shield Segment, we borrowed an aggregate principal amount of $1 billion under a short-term credit facility on August 1, 2018, the proceeds of which were used to prepay $982 million aggregate principal amount of term loans outstanding under our senior secured term loan facility. Such prepayment resulted in a loss on extinguishment of debt of $10 million for the year ended December 31, 2018. On August 16, 2018, Frontdoor incurred in favor of the Company $350 million aggregate principal of 6.75% Notes due 2026 and a $650 million senior secured term loan facility, and obtained a $250 million senior secured revolving credit facility. We then transferred and assigned our rights and obligations in respect of Frontdoor’s senior notes and senior secured term loan facility to the lender under such short-term credit facility through a debt-for-debt exchange to satisfy our obligations thereunder.

On October 1, 2018, in connection with the spin-off of the American Home Shield segment, Frontdoor’s senior secured term loan facility and senior notes were included in the transfer of assets and liabilities to Frontdoor, reducing our total long-term debt by approximately $1 billion.

On March 12, 2019, we borrowed an aggregate principal amount of $600 million under a short-term credit facility to effectuate a debt-for-equity exchange of our Frontdoor retained shares. The proceeds of this short-term credit facility were used to repay $468 million aggregate principal amount of term loans outstanding under our senior secured term loan facility in March and April of 2020. Such prepayments resulted in a loss on extinguishment of debt of $4 million for the year ended December 31, 2019.

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

On September 5, 2019, we borrowed an aggregate principal amount of $120 million under the Old Revolving Credit Facility to finance our acquisition of Nomor. On November 5, 2019, we repaid the $120 million outstanding.

On December 12, 2019, in connection with our refinancing, we terminated the Old Revolving Credit Facility and entered into a $400 million Revolving Credit Facility. The maturity date for the Revolving Credit Facility is November 5, 2024. The Revolving Credit Facility provides for senior secured revolving loans and stand-by and other letters of credit. The Revolving Credit Facility limits outstanding letters of credit to $125 million. As of December 31, 2020, there were $23 million of letters of credit outstanding and $377 million of available borrowing capacity under the Revolving Credit Facility.

The Revolving Credit Facility and the guarantees thereof are secured by the same collateral securing the Term Loan Facility, on a pari passu basis with the security interests created in the same collateral securing the Term Loan Facility.

The interest rates applicable to the loans under the Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to either, at our option, (i) an adjusted LIBOR plus a margin of 1.75% per annum or (ii) an alternate base rate plus a margin of 1.50% per annum.

Other

The agreements governing the Term Loan Facility and the Revolving Credit Facility contain certain covenants that, among other things, limit or restrict the incurrence of additional indebtedness, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. We were in compliance with the covenants under these agreements at December 31, 2020.

As of December 31, 2020, future scheduled long-term debt payments are $94 million, $30 million, $21 million, $15 million, and $11 million for the years ended December 31, 2021, 2022, 2023, 2024 and 2025 respectively.

Note 12. Leases

As of December 31, 2020 and 2019, assets recorded under finance leases were $249 million and $220 million, respectively, and accumulated depreciation associated with finance leases was $155 million and $127 million, respectively.

The components of lease expense were as follows:

	Year ended December 31,
(In millions)	2020	2019
Finance lease cost
Depreciation of finance lease ROU assets	$39	$35
Interest on finance lease liabilities	3	5
Operating lease cost	25	26
Variable lease cost	2	3
Sublease income	(3)	(2)
Total lease cost	$66	$67

Supplemental cash flow information and other information for leases was as follows:

	Year ended December 31,
(In millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$27	$24
Operating cash flows for finance leases	$3	$5
Financing cash flows for finance leases	$38	$34
ROU assets obtained in exchange for lease obligations:
Operating leases	$4	$12
Finance leases	$36	$43
Weighted Average Remaining Lease Term (in years):
Operating leases	10.52	10.58
Finance leases	3.44	3.34
Weighted Average Discount Rate:
Operating leases	5.30%	5.55%
Finance leases	4.86%	4.13%

We acquired $35 million of property and equipment through finance leases and other non-cash financing transactions in the year ended December 31, 2018, which has been excluded from the Consolidated Statements of Cash Flows as non-cash investing and financing activities.

As of December 31, 2020 and 2019, there were $35 million of finance leases included within Current portion of long-term debt, and $60 million of finance leases included within Long-term debt on the Consolidated Statements of Financial Position. As of December 31, 2020, we have additional vehicle finance leases that have not yet commenced of $2 million. These leases are scheduled to commence in 2021 with lease terms generally of five years.

Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows:

(In millions)	Operating Leases(1)	Finance Leases
Year ended December 31,
2021	$23	$36
2022	20	26
2023	15	19
2024	12	11
2025	10	6
Thereafter	72	3
Total future minimum lease payments	152	100
Less imputed interest	(39)	(5)
Total	$113	$95

___________________________________

(1)Each year through 2033 is presented net of approximately $3 million of projected annual sublease income from ServiceMaster Brands and Frontdoor for their subleases of our headquarters. Sublease income of approximately $3 million, $2 million and $1 million was recognized within Selling and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018, respectively.

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

During the year December 31, 2019, we terminated our $650 million interest rate swap and received $12 million from the counterparty. The fair value of the terminated portion of the interest rate swap of $12 million was recorded within accumulated other comprehensive income on the Consolidated Statements of Financial Position and is being amortized into interest expense over the original term of the agreement. The remaining unamortized balance at December 31, 2020 is approximately $6 million.

The following tables summarize the activity in accumulated other comprehensive income, net of the related tax effects.

		Foreign
	Unrealized	Currency
	Gains (Losses) on	Translation
(In millions)	Derivatives	(Loss) Gain	Total
Balance as of December 31, 2018	$20	$(15)	$5
Other comprehensive income before reclassifications:
Pre-tax amount	(7)	10	3
Tax provision	5	—	5
After-tax amount	(2)	10	8
Amounts reclassified from accumulated Other Comprehensive Income (Loss)(1)	(4)	—	(4)
Net current period other comprehensive loss	(6)	10	4
Balance as of December 31, 2019	$13	$(5)	$9
Other comprehensive income before reclassifications:
Pre-tax amount	(83)	2	(82)
Tax provision	10	—	10
After-tax amount	(73)	2	(71)
Amounts reclassified from accumulated other comprehensive (loss) income(1)	19	—	19
Amounts reclassified due to the sale of ServiceMaster Brands Divestiture Group(2)	—	5	5
Total amounts reclassified from accumulated other comprehensive income	19	5	24
Amounts reclassified within accumulated other comprehensive (loss) income(3)	25	(25)	—
Net current period other comprehensive income	(29)	(18)	(47)
Balance as of December 31, 2020	$(16)	$(23)	$(39)

___________________________________

(1)Amounts are net of tax. See reclassifications out of accumulated other comprehensive income below for further details.

(2)Represents ServiceMaster Brands foreign currency translation gains (losses) that were reclassified as part of the gain recognized in Net earnings from discontinued operations upon the sale of the ServiceMaster Brands Divestiture Group.

(3)Represents reclassifications from our net investment hedge related to foreign currency exchange rate fluctuations.

Reclassifications out of accumulated other comprehensive income included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income
	As of December 31,
(In millions)	2020	2019	2018
Gains (losses) on derivatives:
Fuel swap contracts	$(4)	$—	$3
Interest rate swap contract	(4)	5	1
Cross-currency interest rate swap	(14)	—	—
Net (losses) gains on derivatives	(21)	5	4
Sale of ServiceMaster Brands Divestiture Group	(5)	—	—
Impact of income taxes	2	—	(1)
Total reclassifications for the period	$(24)	$4	$3

Note 14. Supplemental Cash Flow Information

Supplemental information relating to the Consolidated Statements of Cash Flows is presented in the following table:

	Year Ended December 31,
(In millions)	2020	2019	2018
Cash paid for or (received from):
Interest expense(1)	$81	$82	$122
Interest and dividend income	(1)	(3)	(2)
Income taxes, net of refunds	4	25	52

___________________________________

(1)For the year ended December 31, 2019, excludes $12 million received in connection with our terminated interest rate swap.

Cash and Cash Equivalents and Restricted Cash at Beginning of Period on the Consolidated Statements of Cash Flows consists of the following as presented on the Consolidated Statements of Financial Position:

	Year Ended December 31,
(In millions)	2020	2019	2018
Cash and cash equivalents	$615	$280	$224
Restricted cash	89	89	89
Total Cash and cash equivalents and Restricted cash	$704	$368	$313

The proceeds from the Frontdoor debt issuances described in Note 11 were retained by the lender in satisfaction of the short-term credit facility and have been excluded from the Consolidated Statements of Cash Flows as non-cash financing activities.

The non-cash lease transactions resulting from our adoption of ASC 842 are described in Note 12.

Note 15. Capital Stock

We are authorized to issue 2,000,000,000 shares of common stock. As of December 31, 2020, there were 148,400,384 shares of common stock issued and 132,080,845 shares of common stock outstanding. We have no other classes of equity securities issued or outstanding.

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

On February 24, 2015, our board of directors approved and recommended for approval by our stockholders the Employee Stock Purchase Plan, which became effective for offering periods commencing July 1, 2015. The Employee Stock Purchase Plan is intended to qualify for the favorable tax treatment under the Code. Under the plan, eligible employees may purchase common stock, subject to Internal Revenue Service limits, during pre-specified offering periods at a discount established by us not to exceed ten percent of the then-current fair market value. On April 27, 2015, our stockholders approved the Employee Stock Purchase Plan with a maximum of one million shares of common stock authorized for sale under the plan. Under the Employee Stock Purchase Plan, we sold 45,840 shares in 2020, 14,429 shares in 2019, and no shares in 2018. As of December 31, 2020, there were 783,315 shares of our common stock reserved for future issuances under the Employee Stock Purchase Plan.

A maximum of 16,396,667 shares of our stock is authorized for issuance under the MSIP, the Omnibus Incentive Plan and the Employee Stock Purchase Plan, of which, as of December 31, 2020, 5,133,314 shares remain available for future grants. We currently intend to satisfy any need for our shares of common stock associated with the vesting of RSUs, exercise of options or purchase of shares issued under the Omnibus Incentive Plan, MSIP or Employee Stock Purchase Plan through new shares available for issuance or any shares repurchased, forfeited or surrendered from participants in the MSIP and the Omnibus Incentive Plan.

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

In 2020, 2019 and 2018, we completed various equity offerings to certain of our executives, officers and employees pursuant to the Omnibus Incentive Plan. The shares sold and options granted in connection with these equity offerings are subject to and governed by the terms of the Omnibus Incentive Plan. No other shares of common stock were sold by us in 2020, 2019 or 2018.

Stock Options

We granted our executives, officers and employees options to purchase 1,003,180; 634,743; and 502,004 shares of our common stock in 2020, 2019 and 2018, respectively, at a weighted-average exercise price of $36.51 per share for options issued in 2020, $40.04 per share for options issued in 2019, and $55.18 per share for options issued in 2018. These options are subject to and governed by the terms of the MSIP and Omnibus Incentive Plan. The per share purchase price and exercise price was based on the determination by our Compensation Committee of the fair market value of our common stock as of the purchase/grant dates. All options granted prior to 2020 generally will vest in four equal annual installments, while all options granted in 2020 generally will vest in three equal annual installments, subject to an employee’s continued employment. The three year and four year vesting periods are the requisite service period over which compensation cost will be recognized on a straight-line basis for all grants made in 2019 and 2020, and prior to 2019, respectively. All options issued are accounted for as equity-classified awards.

The value of each option award was estimated on the grant date using the Black-Scholes option valuation model that incorporates the assumptions noted in the following table. For options granted in 2020, 2019 and 2018, the expected volatility was based on historical and implied volatilities of our publicly traded stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method as outlined by the SEC in Staff Accounting Bulletins No. 107 and 110 as we do not have sufficient historical exercises to provide a reasonable basis upon which to estimate expected life due to the limited period of time our equity shares have been publicly traded. The risk-free interest rates were based on U.S. Treasury securities with terms similar to the expected lives of the options as of the grant dates.

	Year Ended December 31,
Assumption	2020	2019	2018
Expected volatility	33.8%	28.4%	25.9%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	4.9	5.0	6.3
Risk-free interest rate	0.27% - 1.38%	2.49%	2.63% - 2.94%

The weighted-average grant-date fair value of the options granted during 2020, 2019 and 2018 was $11.23, $11.91 and $17.68 per option, respectively. During the year ended December 31, 2020, we applied a forfeiture assumption of 25.52 percent per annum in the recognition of the expense related to these options, with the exception of the options held by our CEO for which we applied a forfeiture rate of zero. The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018, was $2 million, $10 million and $6 million, respectively. The total fair value of stock options vested during the years ended December 31, 2020, 2019 and 2018, was $5 million, $3 million and $3 million, respectively.

A summary of option activity under the MSIP and Omnibus Incentive Plan as of December 31, 2020 and changes during the year then ended is presented below:

			Aggregate	Weighted Avg.
		Weighted Avg.	Intrinsic	Remaining
	Stock	Exercise	Value	Contractual
	Options	Price	(in millions)	Term (in years)
Total outstanding, December 31, 2019	1,230,520	$35.30	$5	7.36
Granted to employees	1,003,180	$36.52
Exercised	(204,768)	$32.55
Forfeited	(588,504)	$36.82
Expired	(150,104)	$50.01
Total outstanding, December 31, 2020	1,290,324	$36.47	$19	6.74
Total exercisable, December 31, 2020	338,025	$34.67	$6	6.27

RSUs

We granted our executives, officers and employees 567,844; 516,775; and 354,931; RSUs in 2020, 2019 and 2018, respectively, with weighted-average grant date fair values of $37.81 per unit for 2020, $42.11 per unit for 2019, and $52.40 per unit for 2018, which was equivalent to the then current fair value of our common stock at the grant date. All RSUs outstanding as of December 31, 2020, will vest in three equal annual installments, subject to an employee’s continued employment. Upon vesting, each RSU will be converted into one share of our common stock. The total fair value of RSUs vested during the years ended December 31, 2020, 2019 and 2018, was $10 million, $8 million and $18 million, respectively.

On January 1, 2019, in connection with an acquisition, we granted 136,092 RSUs to an executive key to our urban markets strategy. All such RSUs cliff vest on the third anniversary of their grant and are subject to the executive’s continued employment.

On September 15, 2020, we granted retention RSUs with a fair value of $2 million to Kim Scott, President, Terminix Residential and Gregory L. Rutherford, President, Terminix Commercial, with a weighted average exercise price $40.67. The RSUs vest on the first anniversary of the grant date, subject to continued employment through such date, and will vest on a pro rata basis if Ms. Scott or Mr. Rutherford is terminated by the Company before such date, calculated from the grant date through the date of termination. On January 22, 2021, Terminix announced that Mr. Rutherford will be leaving Terminix as of March 15, 2021. Mr. Rutherford’s $1 million retention award equated to 24,589 restricted stock units; pursuant to the terms of that award, on March 15, 2021, a pro-rated number of those units will vest, entitling him to 12,194 shares of Terminix common stock.

A summary of RSU activity under the Omnibus Incentive Plan as of December 31, 2020, and changes during the year then ended is presented below:

		Weighted Avg.
		Grant Date
	RSUs	Fair Value
Total outstanding, December 31, 2019	692,926	$40.11
Granted to employees	567,844	$37.81
Vested	(262,013)	$46.56
Forfeited	(245,845)	$44.75
Total outstanding, December 31, 2020	752,912	$40.53

Performance Shares

We granted our executives 95,916 performance shares in 2020 with a weighted-average grant date fair value of $36.99 per share, and 107,149 performance shares in 2019 with a weighted–average grant date fair value of $40.04 per share, which were equivalent to the then current fair value of our common stock at the grant date. The performance shares vest at the end of a three year period based on the achievement of a cumulative revenue and Adjusted EPS targets established at the grant date and subject to an executive’s continued employment. As the performance shares contain a performance condition, stock-based compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the number of awards expected to vest. No performance shares were granted in 2018 due the complexities in determining longer-term financial goals given the spin-off and financial separation of the American Home Shield business.

In 2020 and 2019, we granted 38,178 and 8,912, respectively, of performance shares to key management in connection with a strategic acquisition. The grants had a grant date fair value of $36.35 per share and $56.11 per share, respectively, which represented the then current fair values of our common stock at the grant dates. These performance shares are scheduled to vest on December 31, 2023, based on the achievement of four year cumulative Adjusted EPS and revenue targets established at the grant date and subject to continued employment. As the performance shares contain a performance condition, stock-based compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the number of awards expected to vest.

In 2019, we granted 87,920 of performance shares to Nomor executives in connection with the acquisition. The grant had a grant date fair value of $56.87 per share, which represented the then current fair value of our common stock at the grant date. These performance shares are scheduled to vest on December 31, 2022, based on the achievement of three year cumulative Adjusted EPS and revenue targets established at the grant date and subject to an executive’s continued employment. These awards were cancelled in 2020 as a result of the impact of COVID-19 on the financial performance of Nomor. The performance share awards were significantly below threshold and did not have the possibility of achieving threshold levels for any payout. The Nomor executives were granted time vested restricted stock units in 2020 and Terminix will evaluate establishing new performance targets to incentivize the Nomor executives.

A summary of performance share activity under the Omnibus Incentive Plan as of December 31, 2020, and changes during the year then ended is presented below:

		Weighted Avg.
	Performance	Grant Date
	Shares	Fair Value
Total outstanding, December 31, 2019	187,746	$50.13
Granted to executives	134,094	$36.81
Forfeited	(171,896)	$49.77
Total outstanding, December 31, 2020	149,944	$37.77

Stock-based compensation expense

During the years ended December 31, 2020, 2019 and 2018, we recognized stock-based compensation expense of $16 million ($12 million, net of tax), $14 million ($10 million, net of tax) and $13 million ($9 million, net of tax), respectively. These charges are recorded within Selling and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) and, in the year ended December 31, 2018, included $3 million of stock-based compensation expense related to retention awards granted to employees instrumental to the spin-off. For the years ended December 31, 2020, 2019 and 2018, stock-based compensation expense recognized related to employees of ServiceMaster Brands and Frontdoor is included within Net earnings from discontinued operations on the Consolidated Statements of Operations and Comprehensive Income (Loss).

As of December 31, 2020, there was $33 million of total unrecognized compensation costs related to non-vested stock options, RSUs and PSUs granted under the MSIP and Omnibus Incentive Plan. These remaining costs are expected to be recognized over a weighted-average period of 1.75 years.

Note 17. Fair Value Measurements

The period-end carrying amounts of cash and cash equivalents, receivables, restricted cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of marketable securities also approximate fair value, with unrealized gains and losses reported net of tax as a component of accumulated other comprehensive income on the Consolidated Statements of Financial Position, or, for certain unrealized losses, reported in interest and net investment income in the Consolidated Statements of Operations and Comprehensive Income (Loss) if the decline in value is other than temporary. The carrying amount of total debt was $920 million and $1,735 million and the estimated fair value was $989 million and $1,839 million as of December 31, 2020 and December 31, 2019, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of December 31, 2020 and 2019.

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

As of December 31, 2020, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $23 million, maturing through 2021. Under the terms of our fuel swap contracts, we are required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of December 31, 2020, we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were issued under the Revolving Credit Facility.

The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a loss of $6 million, net of tax, as of December 31, 2020. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

We have not changed our valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the years ended December 31, 2020 and 2019.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. See Note 13 to the consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in accumulated other comprehensive income and for the amounts reclassified out of accumulated other comprehensive income and into earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a loss of $6 million, net of tax, as of December 31, 2020. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2020:
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$14	$14	$—	$—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	3	—	—	3
Total financial assets		$18	$14	$—	$3
Financial Liabilities:
Cross-currency interest rate swap	Other long-term obligations	$15	$—	$15	$—
Net investment hedge	Other long-term obligations	23	—	23	—
Interest rate swap contracts	Accrued liabilities—Other and Other long-term obligations	34	—	34	—
Total financial liabilities		$72	$—	$72	$—
As of December 31, 2019:
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$13	$13	$—	$—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	1	—	—	1
Interest rate swap contracts	Other assets	5	—	5	—
Total financial assets		$19	$13	$5	$1
Financial Liabilities:
Interest rate swap contracts	Other accrued liabilities and Other long-term obligations	1	—	1	—
Total financial liabilities		$1	$—	$1	$—

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

	Fuel Swap
	Contract Assets
(In millions)	(Liabilities)	Location of Loss included in Earnings
Balance as of December 31, 2018	$(4)
Total (losses) gains (realized and unrealized)
Included in earnings	—	Cost of services rendered and products sold
Included in other comprehensive income	5
Settlements	—
Balance as of December 31, 2019	$1
Total gains (losses) (realized and unrealized)
Included in earnings	$4	Cost of services rendered and products sold
Included in other comprehensive income	2
Settlements	(4)
Balance as of December 31, 2020	$3

The following tables present information relating to the significant unobservable inputs of our Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of December 31, 2020:
Fuel swap contracts	$3	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.20 - $2.58	$2.44

As of December 31, 2019:
Fuel swap contracts	$1	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.37 - $2.80	$2.61

___________________________________

(1)Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in a reduction in the fair value asset of the fuel swap contracts.

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

A reconciliation of the amounts included in the computation of basic earnings (loss) per share from continuing operations and diluted earnings (loss) per share from continuing operations is as follows:

	Year Ended December 31,
(In millions, except per share data)	2020	2019	2018
Income (Loss) from Continuing Operations	$20	$60	$(227)
Weighted-average common shares outstanding	132.7	135.8	135.5
Effect of dilutive securities:
RSUs	0.2	0.1	—
Stock options(1)	0.1	0.3	—
Weighted-average common shares outstanding - assuming dilution	133.0	136.2	135.5
Basic earnings (loss) per share from continuing operations	$0.15	$0.44	$(1.68)
Diluted earnings (loss) per share from continuing operations	$0.15	$0.44	$(1.68)

___________________________________

(1)Options to purchase 0.8 million and 0.5 million shares for the years ended December 31, 2020 and 2019, respectively, were not included in the diluted earnings per share calculation because their effect would have been antidilutive.

For the year ended December 31, 2018, weighted average potentially dilutive shares from RSUs of 0.2 million and weighted average potentially dilutive shares from stock options of 0.4 million with a weighted average exercise price of $29.34 were excluded from the dilutive earnings (loss) per share calculation due to the net loss.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Terminix Global Holdings, Inc.
Memphis, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Terminix Global Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Memphis, Tennessee

February 26, 2021

Quarterly Operating Results (Unaudited)

Quarterly operating results for the last two years are shown in the table below. As a result of the sale of the ServiceMaster Brands Divestiture Group on October 1, 2020, the historical results of the ServiceMaster Brands Divestiture Group are reported as discontinued operations for all periods presented herein. The fourth quarter of 2020 includes the gain on sale, net of income taxes.

	2020
	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Operating Revenue	$456	$534	$512	$460	$1,961
Gross Profit	177	237	213	180	806
Income (loss) from Continuing Operations(1)	1	40	(21)	(1)	20
Net earnings from discontinued operations	13	13	14	491	531
Net Income (Loss) (1)	14	53	(7)	490	551
Basic earnings per share:
Income (loss) from Continuing Operations	0.01	0.30	(0.17)	(0.01)	0.15
Net earnings from discontinued operations	0.09	0.10	0.11	3.72	4.00
Net Income (Loss)	0.10	0.40	(0.06)	3.71	4.15
Diluted earnings per share:
Income (loss) from Continuing Operations	0.01	0.30	(0.17)	(0.01)	0.15
Net earnings from discontinued operations	0.09	0.10	0.11	3.72	4.00
Net Income (Loss)	0.10	0.40	(0.06)	3.71	4.14

	2019
	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Operating Revenue	$419	$494	$465	$441	$1,819
Gross Profit	183	218	187	162	750
Income (loss) from Continuing Operations(1)	53	42	8	(43)	60
Net earnings from discontinued operations	16	17	17	17	69
Net Income (Loss)(1)	70	59	25	(26)	128
Basic (loss) earnings per share:
Income (loss) from Continuing Operations	0.39	0.31	0.06	(0.32)	0.44
Net earnings from discontinued operations	0.12	0.13	0.13	0.13	0.50
Net Income (Loss)	0.51	0.43	0.19	(0.19)	0.94
Diluted (loss) earnings per share:
Income (loss) from Continuing Operations	0.39	0.30	0.06	(0.32)	0.44
Net earnings from discontinued operations	0.12	0.13	0.13	0.13	0.50
Net Income (Loss)	0.51	0.43	0.19	(0.19)	0.94

___________________________________

(1)The results for the fourth quarter of 2020 include a realized gain of $494 million related to our sale of ServiceMaster Brands and a loss on extinguishment of debt of $26 million (see Note 7 and Note 11 to the consolidated financial statements for more information).

The results for the first quarter of 2019 include a realized gain of $40 million related to our investment in Frontdoor.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s CEO, Brett T. Ponton, and Senior Vice President and CFO, Anthony D. DiLucente, have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Ponton and DiLucente have concluded that both the design and operation of the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the fourth quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed, under the supervision and with the participation of the Company’s CEO, Brett T. Ponton, and Senior Vice President and CFO, Anthony D. DiLucente, the effectiveness of its internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 and has expressed an unqualified opinion in their report which is included herein.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a). Financial Statements, Schedules and Exhibits.

1. Financial Statements

The exhibits filed with this report are listed on the Exhibit Index. Entries marked by the symbol # next to the exhibit’s number identify management compensatory plans, contracts or arrangements.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number		Description

2.1	^

Purchase Agreement, dated as of September 1, 2020, by and between Terminix Global Holdings, Inc. (f/k/a ServiceMaster Global Holdings, Inc.) (“Terminix or the “Company”) and RW Purchaser LLC, is incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed September 2, 2020.

3.1(a)		Amendment to the Certificate of Incorporation of the Company, effective as of October 5, 2020, is incorporated by reference to Exhibit 3.1(a) to the Current Report on Form 8-K, filed October 5, 2020.

3.1(b)		Restated Certificate of Incorporation of the Company, effective as of October 5, 2020, is incorporated by reference to Exhibit 3.1(b) to the Current Report on Form 8-K, filed October 5, 2020.

3.2		Amended and Restated By-Laws of the Company, effective as of October 5, 2020, is incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed October 5, 2020.

4.1

Indenture, dated July 1997 and finalized as of August 15, 1997, between The Terminix Company, LLC (as successor to The ServiceMaster Company, which was successor to ServiceMaster Limited Partnership and The ServiceMaster Company Limited Partnership) and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of The ServiceMaster Company, filed July 28, 1997.

4.2

First Supplemental Indenture dated as of August 15, 1997 between The Terminix Company, LLC (as successor to The ServiceMaster Company, which was successor to ServiceMaster Limited Partnership and The ServiceMaster Company Limited Partnership) and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K for the year ended December 31, 1997 of The ServiceMaster Company, filed March 27, 1998.

4.3

Second Supplemental Indenture dated as of January 1, 1998 between The Terminix Company, LLC (as successor to The ServiceMaster Company) and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 2 to the Current Report on Form 8-K of The ServiceMaster Company, filed February 26, 1998.

4.4

Third Supplemental Indenture dated as of March 2, 1998 between The Terminix Company, LLC (as successor to The ServiceMaster Company) and the Harris Trust and Savings Bank, as trustee, is incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of The ServiceMaster Company, filed February 27, 1998.

4.5

Fifth Supplemental Indenture, dated as of January 14, 2014, among The Terminix Company, LLC (f/k/a The ServiceMaster Company, LLC) and The Bank of New York Mellon Trust Company, N.A. (as successor to Harris Trust and Savings Bank), as Trustee is incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of The ServiceMaster Company, LLC, filed January 17, 2014.

4.6		Form of 7.45% Note due August 14, 2027 is incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 of The ServiceMaster Company, filed July 28, 1997.

4.7		Form of 7.25% Note due March 1, 2038 is incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the ServiceMaster Company, filed February 27, 1998.

4.8

Indenture, dated as of November 8, 2016, among The Terminix Company, LLC (f/k/a The ServiceMaster Company, LLC), the Subsidiary Guarantors named therein and Wilmington Trust, National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed November 10, 2016.

4.9

First Supplemental Indenture, dated as of November 8, 2016, among The Terminix Company, LLC (f/k/a The ServiceMaster Company, LLC), the Subsidiary Guarantors named therein and Wilmington Trust, National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed November 10, 2016.

4.10	Form of 5.125% Senior Note maturing in 2024 is, included in and, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed November 10, 2016.

4.11	Form of Common Stock Certificate is incorporated by reference to Exhibit 4.18 to the Company’s Registration Statement on Form S-1, filed June 19, 2014.

4.12	Description of Capital Stock, is incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K for the year ended December 31, 2019, filed February 28, 2019.

10.1

Credit Agreement, dated as of July 1, 2014, among The Terminix Company, LLC (f/k/a The ServiceMaster Company, LLC), the several banks and other financial institutions from time to time party thereto, JPMorgan Chase Bank, as administrative agent and collateral agent for the lenders party thereto, and the other parties thereto, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Terminix Global Holdings, Inc. and the ServiceMaster Company, LLC, filed July 2, 2014.

10.2

First Term Loan Amendment, dated as of April 1, 2015, to the Credit Agreement, dated as of July 1, 2014, among the Terminix Company, LLC (f/k/a The ServiceMaster Company, LLC) and the incremental term lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders and the other parties thereto is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed May 4, 2015.

10.3

Second Amendment, dated as of August 17, 2015, to the Credit Agreement, dated as of July 1, 2014, among The Terminix Company, LLC (f/k/a The ServiceMaster Company, LLC) and the incremental term lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the lenders and the other parties party thereto is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed August 17, 2015.

10.4

Third Amendment, dated as of November 8, 2016, to the Credit Agreement, dated as of July 1, 2014, among The Terminix Company, LLC (f/k/a The ServiceMaster Company, LLC), JPMorgan Chase Bank N.A., as administrative agent, the lenders and other financial institutions party thereto and certain Subsidiaries named therein is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed November 10, 2016.

10.5

Fourth Amendment, dated as of November 5, 2019, to the Credit Agreement, dated as of July 1, 2014, among The Terminix Company, LLC (f/k/a The ServiceMaster Company, LLC), JPMorgan Chase Bank N.A., as administrative agent, the lenders and other financial institutions party thereto and certain Subsidiaries named therein is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed November 12, 2019.

10.6

Fifth Amendment, dated as of September 30, 2020, to the Credit Agreement, dated as of July 1, 2014, among The Terminix Company, LLC (f/k/a The ServiceMaster Company, LLC), JPMorgan Chase Bank N.A., as administrative agent, the lenders and other financial institutions party thereto and certain Subsidiaries named therein, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed October 1, 2020.

10.7

Guarantee and Collateral Agreement, dated as of July 1, 2014 among The Terminix Company, LLC (f/k/a The ServiceMaster Company, LLC), the Guarantors named therein, in favor of JPMorgan Chase Bank, as administrative agent and collateral agent for the banks and other financial institutions from time to time parties to the Credit Agreement, is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed July 2, 2014.

10.8

Release Agreement, dated September 30, 2020, related to release of guarantor legal entities being sold as part of the ServiceMaster Brands business and the underlying assets thereof in connection with the Guarantee and Collateral Agreement, dated as of July 1, 2014, made by The Terminix Company, LLC (f/k/a The ServiceMaster Company, LLC), CDRSVM HOLDING, LLC and certain subsidiaries of ServiceMaster in favor of JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent for the secured parties, is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed October 1, 2020.

10.9	#

Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan, as amended as of October 25, 2012 (the “MSIP”), is incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of The ServiceMaster Company, filed October 26, 2012.

10.10	#

Form of Employee Stock Option Agreement under the MSIP is incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2007 of The ServiceMaster Company, filed March 28, 2008.

10.11		Form of Director Indemnification Agreement is incorporated by reference to Exhibit 10.71 to the Registration Statement on Form S-1, filed June 19, 2014.

10.12	*	Schedule of Signatories to a Director Indemnification Agreement.

10.13	#

Terminix Deferred Compensation Plan, amended and restated as of October 28, 2016, is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed October 28, 2016.

10.14

Terminix Global Holdings, Inc. Directors’ Deferred Compensation Plan as awarded and restated October 24, 2017, is incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 1, 2017.

10.15	#	Amended and Restated Terminix Global Holdings, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Plan”) is incorporated by reference to Annex B to the 2015 Proxy Statement.

10.16	#

Form of Employee Stock Option Agreement under the Omnibus Plan for awards granted between July 1, 2014 and February 23, 2015 is incorporated by reference to Exhibit 10.77 to the Registration Statement on Form S-1, filed June 16, 2014.

10.17	#

Form of Employee Stock Option Agreement under the Omnibus Plan for awards granted between February 24, 2015 and February 21, 2016 is incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015.

10.18	#

Form of Employee Stock Option Agreement under the Omnibus Plan for awards granted between February 22, 2016 and July 22, 2018 is incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed May 5, 2016.

10.19	#

Form of Employee Stock Option Agreement under the Omnibus Plan for awards granted between July 23, 2018 and February 17, 2019 is incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed August 1, 2018.

10.20	#

Form Employee Stock Option Agreement under the Omnibus Plan for awards granted on or after February 18, 2019 is incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 1, 2019.

10.21	#

Form of Employee Restricted Stock Unit Agreement under the Omnibus Plan for awards granted between February 22, 2016 and July 22, 2018 is incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed May 5, 2016.

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

10.25	#

Employment Offer Letter dated December 14, 2016, between the Company and Anthony DiLucente related to his appointment as incoming Chief Financial Officer of the Company, is incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed February 24, 2017.

10.26	#

Employment Agreement, dated as of July 26, 2017, by and between Nikhil M. Varty and Terminix Global Holdings, Inc. is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 1, 2017.

10.27	#

Performance Restricted Stock Unit Agreement, dated as of July 26, 2017, by and between Nikhil M. Varty and Terminix Global Holdings, Inc. is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 1, 2017.

10.28	#

Employee Restricted Stock Agreement, dated as of July 26, 2017, by and between Nikhil M. Varty and Terminix Global Holdings, Inc. is incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 1, 2017.

10.29	#

Employee Stock Option Agreement, dated as of July 26, 2017, by and between Nikhil M. Varty and Terminix Global Holdings, Inc. is incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 1, 2017.

10.30	#

Terminix Global Holdings, Inc. Employee Stock Purchase Plan as amended and restated as of February 19, 2019 is incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed March 1, 2019.

10.31	#

Letter Agreement, dated as of January 17, 2020, by and between Nikhil M. Varty and Terminix Global Holdings, Inc. is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2020

10.32	#

Employment Agreement, dated January 31, 2020, by and between Naren K. Gursahaney and Terminix, is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed May 8, 2020.

10.33	#

Employee Restricted Stock Unit Agreement, dated January 31, 2020, by and between Naren K. Gursahaney and Terminix, is incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed May 8, 2020.

10.34	#

Employee Stock Option Agreement, dated January 31, 2020, by and between Naren K. Gursahaney and Terminix, is incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed May 8, 2020.

10.35	#

Retention Agreement, dated January 28, 2020, by and between Dion Persson and Terminix, is incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed May 8, 2020.

10.36	#

Retention Agreement, dated February 26, 2020, by and between Anthony D. DiLucente and Terminix, is incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed May 8, 2020.

10.37	#

Separation Agreement and General Release entered into with Pratip Dastidar, dated June 30, 2020, is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed August 7, 2020.

10.38	#

Employee Restricted Stock Agreement, dated as of September 15, 2020, by and between Kim Scott and the Company, is incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 9, 2020.

10.39	#

Employee Restricted Stock Agreement, dated as of September 15, 2020, by and between Greg Rutherford and the Company, is incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 9, 2020.

10.40	#

Employment Agreement, dated as of August 4, 2020 by and between Brett T. Ponton and the Company, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed August 6, 2020.

10.41	#

Consent Decree entered into between Terminix International, Inc., The Terminix International Company Limited Partnership, the Alabama Attorney General and the Alabama Department of Agriculture and Industries. is incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 9, 2020.

10.42	#*	Offer Letter with Robert J. Riesbeck, dated November 26, 2020.

21	*	List of Subsidiaries as of December 31, 2020.

23	*	Consent of Deloitte & Touche LLP.

31.1	*	Certification of Chief Executive Officer of Terminix Global Holdings, Inc. Pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer of Terminix Global Holdings, Inc. Pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*

Certification of Chief Executive Officer of Terminix Global Holdings, Inc. Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*

Certification of Chief Financial Officer of Terminix Global Holdings, Inc. Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Extension Presentation Linkbase

104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

________________________________________________________

#Denotes management compensatory plans, contracts or arrangements.

*Filed herewith.

^Schedules and exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Terminix Global Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERMINIX GLOBAL HOLDINGS, INC.

Date: February 26, 2021	By:	/s/ Brett T. Ponton
		Name:	Brett T. Ponton
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Date: February 26, 2021	By:	/s/ Naren K. Gursahaney
		Name:	Naren K. Gursahaney
		Title:	Director, Chairman of the Board

Date: February 26, 2021	By:	/s/ Brett T. Ponton
		Name:	Brett T. Ponton
		Title:	Chief Executive Officer (Principal Executive Officer) and Director

Date: February 26, 2021	By:	/s/ Anthony D. DiLucente
		Name:	Anthony D. DiLucente
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 26, 2021	By:	/s/ John P. Mullen
		Name:	John P. Mullen
		Title:	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: February 26, 2021	By:	/s/ Deborah H. Caplan
		Name:	Deborah H. Caplan
		Title:	Director

Date: February 26, 2021	By:	/s/ David J. Frear
		Name:	David J. Frear
		Title:	Director

Date: February 26, 2021	By:	/s/ Laurie Ann Goldman
		Name:	Laurie Ann Goldman
		Title:	Director

Date: February 26, 2021	By:	/s/ Steven B. Hochhauser
		Name:	Steven B. Hochhauser
		Title:	Director

Date: February 26, 2021	By:	/s/ Stephen J. Sedita
		Name:	Stephen J. Sedita
		Title:	Director

Date: February 26, 2021	By:	/s/ Mark E. Tomkins
		Name:	Mark E. Tomkins
		Title:	Director