Form 10-Q
period 2021-03-31
TERMINIX GLOBAL HOLDINGS INC
filed 2021-05-07
CIK 1428875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

________________________________________________

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of May 3, 2021: 128,548,804 shares of common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$471	$456
Cost of services rendered and products sold	270	279
Selling and administrative expenses	137	140
Amortization expense	10	9
Acquisition-related costs	1	1
Restructuring and other charges	6	4
Interest expense	12	23
Interest and net investment income	(1)	—
Income (Loss) from Continuing Operations before Income Taxes	37	(1)
Provision (benefit) for income taxes	11	(2)
Income from Continuing Operations	27	1
Net earnings from discontinued operations	—	13
Net Income	$27	$14
Total Comprehensive Income (Loss)	$49	$(36)
Weighted-average common shares outstanding - Basic	131.4	134.9
Weighted-average common shares outstanding - Diluted	131.9	135.1
Basic Earnings Per Share:
Income from Continuing Operations	$0.20	$0.01
Net earnings from discontinued operations	0.00	0.09
Net Income	0.20	0.10
Diluted Earnings Per Share:
Income from Continuing Operations	$0.20	$0.01
Net earnings from discontinued operations	0.00	0.09
Net Income	0.20	0.10

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of	As of
	March 31,	December 31,
	2021	2020
Assets:
Current Assets:
Cash and cash equivalents	$484	$615
Receivables, less allowances of $24 and $25, respectively	182	206
Inventories	50	44
Prepaid expenses and other assets	167	145
Total Current Assets	882	1,010
Other Assets:
Property and equipment, net	172	182
Operating lease right-of-use assets	79	80
Goodwill	2,153	2,146
Intangible assets, primarily trade names, service marks and trademarks, net	1,102	1,111
Restricted cash	89	89
Notes receivable	31	31
Long-term marketable securities	14	14
Deferred customer acquisition costs	90	98
Other assets	76	75
Total Assets	$4,687	$4,837
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$96	$91
Accrued liabilities:
Payroll and related expenses	81	102
Self-insured claims and related expenses	71	76
Accrued interest payable	3	7
Other	108	99
Deferred revenue	108	102
Current portion of lease liability	17	17
Current portion of long-term debt	91	94
Total Current Liabilities	575	588
Long-Term Debt	823	826
Other Long-Term Liabilities:
Deferred taxes	356	346
Other long-term obligations, primarily self-insured claims	207	239
Long-term lease liability	94	96
Total Other Long-Term Liabilities	657	681
Commitments and Contingencies (Note 6)
Stockholders' Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 148,712,839 shares issued and 128,865,530 outstanding at March 31, 2021 and 148,400,384 shares issued and 132,080,845 shares outstanding at December 31, 2020)	2	2
Additional paid-in capital	2,370	2,359
Retained Earnings	868	841
Accumulated other comprehensive loss	(17)	(39)
Less common stock held in treasury, at cost (19,847,309 shares at March 31, 2021 and 16,319,539 shares at December 31, 2020)	(592)	(423)
Total Stockholders' Equity	2,631	2,741
Total Liabilities and Stockholders' Equity	$4,687	$4,837

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions)

				Retained	Accumulated
			Additional	Earnings	Other
		Common	Paid-in	(Accumulated	Comprehensive	Treasury		Total
	Shares	Stock	Capital	Deficit)	(Loss) Income	Shares	Amount	Equity
Balance December 31, 2019	148	$2	$2,334	$291	$9	(12)	$(313)	$2,322
Net income	—	—	—	14	—	—	—	14
Other comprehensive loss, net of tax	—	—	—	—	(50)	—	—	(50)
Total comprehensive income (loss)	—	—	—	14	(50)	—	—	(36)
Exercise of stock options	—	—	2	—	—	—	—	2
Stock-based employee compensation	—	—	5	—	—	—	—	5
Repurchase of common stock	—	—	—	—	—	(4)	(103)	(103)
Balance March 31, 2020	148	$2	$2,341	$305	$(41)	(16)	$(417)	$2,190

Balance December 31, 2020	148	$2	$2,359	$841	$(39)	(16)	$(423)	$2,741
Net income	—	—	—	27	—	—	—	27
Other comprehensive loss, net of tax	—	—	—	—	22	—	—	22
Total comprehensive income (loss)	—	—	—	27	22	—	—	49
Issuance of common stock	—	—	1	—	—	—	—	1
Exercise of stock options	—	—	4	—	—	—	—	4
Stock-based employee compensation	—	—	6	—	—	—	—	6
Repurchase of common stock	—	—	—	—	—	(4)	(169)	(169)
Balance March 31, 2021	149	$2	$2,370	$868	$(17)	(20)	$(592)	$2,631

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2021	2020
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	$704	$368
Cash Flows from Operating Activities from Continuing Operations:
Net Income	27	14
Adjustments to reconcile net income to net cash provided from operating activities:
Net earnings from discontinued operations	—	(13)
Depreciation expense	18	19
Amortization expense	10	9
Amortization of debt issuance costs	1	1
Amortization of lease right-of-use assets	4	5
Deferred income tax provision	5	1
Stock-based compensation expense	6	4
Restructuring and other charges	6	4
Payments for restructuring and other charges	(2)	(1)
Acquisition-related costs	1	1
Payments for acquisition-related costs	(1)	(3)
Other	4	3
Change in working capital, net of acquisitions:
Receivables	18	(1)
Inventories and other current assets	(14)	5
Accounts payable	5	2
Deferred revenue	7	2
Accrued liabilities	(19)	(3)
Accrued interest payable	(4)	6
Current income taxes	5	—
Net Cash Provided from Operating Activities from Continuing Operations	75	55
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(6)	(9)
Business acquisitions, net of cash acquired	(22)	(26)
Origination of notes receivable	(15)	(7)
Collections on notes receivable	17	11
Net Cash Used for Investing Activities from Continuing Operations	(26)	(31)
Cash Flows from Financing Activities from Continuing Operations:
Payments of debt	(15)	(25)
Repurchase of common stock	(169)	(103)
Issuance of common stock	4	3
Net Cash Used For Financing Activities from Continuing Operations	(180)	(126)
Cash Flows from Discontinued Operations:
Cash provided from operating activities	—	11
Net Cash Provided from Discontinued Operations	—	10
Effect of Exchange Rate Changes on Cash	—	(2)
Cash (Decrease) During the Period	(131)	(94)
Cash and Cash Equivalents and Restricted Cash at End of Period	$573	$274

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

TERMINIX GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

Terminix Global Holdings, Inc. and its majority-owned subsidiary partnerships, limited liability companies and corporations (collectively, “Terminix,” the “Company,” “we,” “us” and “our”) is a leading provider of essential services to residential and commercial customers in the termite and pest control markets. Our portfolio of well‑recognized brands includes Terminix, Copesan, Assured Environments, Gregory Pest Solutions, McCloud Services, Nomor and Pelias. All consolidated Company subsidiaries are wholly-owned. Intercompany transactions and balances have been eliminated. Our operations are organized into one reportable segment, our pest management and termite business.

The unaudited condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). We recommend that the quarterly unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC (the “2020 Form 10-K”). The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results that might be achieved for any other interim period or for the full year due to the seasonality of our business, the impact of the COVID-19 pandemic (“COVID-19”) and the possibility of changes in general economic conditions.

CFO Transition

On March 4, 2021, we announced the appointment of Robert J. Riesbeck as Executive Vice President and Chief Financial Officer of the Company.

Sale of ServiceMaster Brands

On January 21, 2020, we announced we were exploring strategic alternatives related to ServiceMaster Brands, including the potential sale of the business. The divestiture group included the assets and liabilities of the ServiceMaster Brands businesses, which was comprised of the Amerispec, Furniture Medic, Merry Maids, ServiceMaster Clean and ServiceMaster Restore brands, certain assets and liabilities of ServiceMaster Acceptance Corporation, our financing subsidiary, and the ServiceMaster trade name (the “ServiceMaster Brands Divestiture Group”). On October 1, 2020, we completed the sale of the ServiceMaster Brands Divestiture Group to RW Purchaser LLC, an affiliate of investment funds managed by Roark Capital Management LLC (“Roark”). The ServiceMaster Brands Divestiture Group is reported in this Quarterly Report on Form 10-Q in discontinued operations.

COVID-19

Since March 11, 2020 when the World Health Organization designated COVID-19 as a global pandemic, we have experienced increased demand in our residential pest management and termite and home services service lines as customers are spending more time at home. We have also experienced disruptions in our business, primarily in the commercial pest management service line, driven by temporary business closures and service postponements, and in our product sales and other service line. We continue to focus on initiatives to ensure the safety and productivity of our teammates, including personal protective equipment and safety policies and measures for field teammates, and technology to facilitate remote working, with most back-office and all call center teammates working remotely and field support teammates working remotely where possible.

Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the significant accounting policies for the three months ended March 31, 2021, other than those described below.

Adoption of New Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions. We adopted this ASU on January 1, 2021, including the applicable retrospective and prospective provisions therein. The adoption of this ASU did not have a material impact on our consolidated financial statements as of March 31, 2021.

In November 2020, the SEC issued Rule 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.” This rule could be early adopted in its entirety as of February 10, 2021. The rule modernized, simplified and enhanced financial statement disclosures required by Regulation S-K. We early adopted all the provisions in the rule as of February 10, 2021, which primarily resulted in the elimination of duplicative disclosure of legal matters and improved discussions within management’s discussion and analysis.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not expect the future adoption of any such pronouncements will have a material impact on our financial condition or the results of our operations.

Note 3. Revenues

The following tables present our reportable segment revenues from continuing operations, disaggregated by revenue source and geographic area. We disaggregate revenue from contracts with customers into major product lines. We determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. European pest management revenue is now presented within Commercial Pest Management below, and prior periods have been reclassified to conform to the current period presentation.

Revenue by major service line was as follows:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Major service line
Residential Pest Management	$166	$159
Commercial Pest Management	129	124
Termite and Home Services	162	155
Sales of Products and Other	15	18
Total	$471	$456

Revenue by geographic area was as follows:

	Three Months Ended
	March 31,
(In millions)	2021	2020
United States	$441	$431
International	30	25
Total	$471	$456

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contracts with customers are generally for a period of one year or less and are generally renewable. We record a receivable related to revenue recognized on services once we have an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivables are recorded within Receivables, less allowances, on the Condensed Consolidated Statements of Financial Position. The current portion of Notes receivable, which represents amounts financed for customers, are included within Receivables, less allowances, on the condensed consolidated statement of financial position and totaled $25 million and $27 million as of March 31, 2021 and December 31, 2020, respectively.

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue upon completion of services.

Changes in deferred revenue for the three months ended March 31, 2021 and 2020 were as follows:

(In millions)	Deferred revenue
Balance as of December 31, 2020	$102
Deferral of revenue	36
Recognition of deferred revenue	(32)
Balance as of March 31, 2021	$108

Balance as of December 31, 2019	$92
Deferral of revenue	31
Recognition of deferred revenue	(31)
Balance as of March 31, 2020	$93

Additionally, approximately $15 million of deferred revenue was recognized in the Condensed Consolidated Statements of Financial Position primarily related to our acquisition of Nomor as of March 31, 2020 and December 31, 2019.

There was approximately $26 million of revenue recognized in the three months ended March 31, 2021, that was included in the deferred revenue balance as of December 31, 2020. There was approximately $24 million of revenue recognized in the three months ended March 31, 2020, that was included in the deferred revenue balance as of December 31, 2019.

Note 4. Restructuring and Other Charges

We incurred restructuring charges of $6 million ($5 million, net of tax) and $4 million ($3 million, net of tax) in the three months ended March 31, 2021 and 2020, respectively. Restructuring and Other Charges included costs to simplify our back-office and align administrative functions as a singularly focused pest management company following the sale of the ServiceMaster Brands Divestiture Group. We expect substantially all of our accrued restructuring charges to be paid within the next 12 months.

Restructuring charges were comprised of the following:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Severance	$4	$2
Other(1)	3	2
Total restructuring charges	$6	$4

___________________________________

(1)Primarily owned building and operating lease right-of-use asset impairment charges.

A reconciliation of the beginning and ending balances of accrued restructuring charges by major cost type, which are included in Accrued liabilities—Other on the unaudited Condensed Consolidated Statements of Financial Position, is presented as follows:

	Accrued	Accrued	Total Accrued
	Severance	Other	Restructuring
(In millions)	Charges	Charges	Charges
Balance as of December 31, 2020	$2	$—	$2
Costs incurred	4	3	6
Costs paid or otherwise settled	(1)	(3)	(4)
Balance as of March 31, 2021	$4	$1	$5

Balance as of December 31, 2019	$1	$1	$1
Costs incurred	2	2	4
Costs paid or otherwise settled	(1)	—	(1)
Balance as of March 31, 2020	$2	$2	$4

Note 5. Discontinued Operations

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

In connection with the sale of the ServiceMaster Brands Divestiture Group, the Company and Roark entered into a transition services agreement (“TSA”) whereby the Company will provide certain post-closing services to Roark and ServiceMaster Brands related to the business of ServiceMaster Brands. The charges for the transition services are designed to allow us to fully recover the direct costs of providing the services, plus specified margins and any out-of-pocket costs and expenses. The Company and Roark also entered into a sublease agreement whereby ServiceMaster Brands will sublease a portion of our corporate headquarters in Memphis, Tennessee. We recognized $2 million of TSA fees, rental income and other cost reimbursements in Selling and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the three months ended March 31, 2021. Payments received for TSA fees, other cost reimbursements and under the sublease agreement were $4 million in the three months ended March 31, 2021. At March 31, 2021, we had a receivable from Roark of $2 million included in Receivables on the Condensed Consolidated Statements of Financial Position, substantially all of which was collected subsequent to March 31, 2021.

The following table summarizes the comparative financial results of discontinued operations which are presented as Net earnings from discontinued operations on the Condensed Consolidated Statements of Operations and Comprehensive Income:

Three Months Ended
(In millions)	March 31, 2020
Revenue	$65
Cost of services rendered and products sold	29
Operating expenses(1)	18
Income before income taxes	17
Provision for income taxes	5
Net earnings from discontinued operations	$13

___________________________________

(1)Includes $4 million of professional fees and other costs incurred in connection with the strategic evaluation and ultimate sale in the three months ended March 31, 2020.

The following selected financial information of the ServiceMaster Brands Divestiture Group is included in the Condensed Consolidated Statements of Cash Flows as cash flows from discontinued operations:

Three Months Ended
(In millions)	March 31, 2020
Depreciation	$—
Amortization	1
Capital expenditures	(1)

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

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2020	$126
Provision for self-insured claims	9
Cash payments	(7)
Balance as of March 31, 2021	$128

Balance as of December 31, 2019	$111
Provision for self-insured claims	13
Cash payments	(8)
Balance as of March 31, 2020	$116

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

Accrued
Termite Damage
(In millions)	Claims
Balance as of December 31, 2020	$72
Provision for termite damage claims	15
Cash payments	(17)
Balance as of March 31, 2021	$69

Balance as of December 31, 2019	$80
Provision for termite damage claims	12
Cash payments	(11)
Balance as of March 31, 2020	$81

Mobile Bay Formosan Termite Settlement

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

In the fourth quarter of 2020, the Company funded the $25 million consumer fund, from which certain monetary liabilities from settlements of, or judgments in, the covered Settlement are paid by the fund’s receiver. The amount in the consumer fund is held in escrow by the receiver and is classified as a deposit within Prepaid expenses and other assets and with an offsetting liability recorded within Accrued liabilities – Other on the Consolidated Statements of Financial Position. In the first quarter of 2021, the fund’s receiver paid $1 million from escrow in compliance with the Settlement.

State of Mississippi Formosan Termite Litigation

On April 22, 2021, the State of Mississippi brought litigation against us related to our termite inspection and treatment practices. The Company disputes the claims made in the litigation and intends to defend the matter vigorously. However, given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for success on the merits, the Company cannot predict with certainty the outcome of the Mississippi litigation.

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

Note 7. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets, primarily trade names, are not amortized and are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. There were no impairment charges recorded in the three months ended March 31, 2021 and 2020. There were no accumulated impairment losses recorded as of March 31, 2021. Customer relationships and Other intangible assets, which primarily includes trade names subject to amortization, are amortized over their respective useful lives.

The table below summarizes the goodwill balances:

(In millions)
Balance as of December 31, 2020	$2,146
Acquisitions	11
Impact of foreign exchange rates	(5)
Balance as of March 31, 2021	$2,153

The table below summarizes the other intangible asset balances:

	As of March 31, 2021			As of December 31, 2020
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$888	$—	$888	$888	$—	$888
Customer relationships	649	(461)	188	650	(454)	196
Other	71	(45)	26	70	(43)	27
Total	$1,608	$(506)	$1,102	$1,608	$(497)	$1,111

___________________________________

(1)Not subject to amortization.

For the existing intangible assets, we anticipate amortization expense for the remainder of 2021 and each of the next five years as follows:

(In millions)	2021	2022	2023	2024	2025	2026
Amortization expense	$29	$37	$33	$25	$20	$14

Note 8. Stock-Based Compensation

For each of the three months ended March 31, 2021 and 2020, we recognized stock-based compensation expense of $6 million ($4 million, net of tax) and $4 million ($3 million, net of tax), respectively. These charges are recorded within Selling and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

As of March 31, 2021, there were $41 million of total unrecognized compensation costs related to non-vested stock options, restricted stock units (“RSUs”) and performance share units granted under the Amended and Restated Terminix Global Holdings, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). These remaining costs are expected to be recognized over a weighted-average period of 2.19 years.

On February 24, 2015, our board of directors approved and recommended for approval by our stockholders the Terminix Global Holdings, Inc. Employee Stock Purchase Plan (“Employee Stock Purchase Plan”), which became effective for offering periods commencing July 1, 2015. On April 27, 2015, our stockholders approved the Employee Stock Purchase Plan with a maximum of one million shares of common stock authorized for sale under the plan. On November 3, 2015, we filed a registration statement on Form S-8 under the Securities Act to register the one million shares of common stock that may be issued under the Employee Stock Purchase Plan and, as a result, all shares of common stock acquired under the Employee Stock Purchase Plan will be freely tradable under the Securities Act, unless purchased by our affiliates. Our Compensation Committee amended the Employee Stock Purchase Plan in February 2019 to allow for more frequent purchase periods and to change the allowed 10 percent discount to a company match of 10 percent of employee contributions. The authorized number of shares remaining in the Employee Stock Purchase Plan was not changed from 843,584 and the expiration date of the Employee Stock Purchase Plan was not changed from April 27, 2025. As of March 31, 2021 there were 772,392 shares available for issuance under the Employee Stock Purchase Plan.

Note 9. Comprehensive (Loss) Income

Comprehensive (loss) income, which primarily includes net income, unrealized gains and losses on derivative instruments and the effect of foreign currency translation, is included in the Condensed Consolidated Statements of Operations and Comprehensive Income.

During 2019, we terminated our then-existing $650 million interest rate swap, receiving $12 million from the counterparty. The fair value of the terminated agreement is recorded within accumulated other comprehensive (loss) income on the Condensed Consolidated Statements of Financial Position and will be amortized into interest expense over the original term of the agreement. The remaining unamortized balance at March 31, 2021 is $6 million.

The following tables summarize the activity in accumulated other comprehensive (loss) income, net of the related tax effects.

	Unrealized
	Gains	Foreign
	(Losses) on	Currency
(In millions)	Derivatives	Translation	Total
Balance as of December 31, 2020	$(16)	$(23)	$(39)
Other comprehensive (loss) income before reclassifications:
Pre-tax amount	34	(2)	32
Tax provision	(5)	—	(5)
After-tax amount	29	(2)	27
Amounts reclassified from accumulated other comprehensive (loss) income(1)	(5)	—	(5)
Amounts reclassified within accumulated other comprehensive (loss) income(2)	(9)	9	—
Net current period other comprehensive income	14	8	22
Balance as of March 31, 2021	$(2)	$(15)	$(17)

Balance as of December 31, 2019	$13	$(5)	$9
Other comprehensive (loss) income before reclassifications:
Pre-tax amount	(45)	(15)	(61)
Tax provision	12	—	12
After-tax amount	(34)	(15)	(49)
Amounts reclassified from accumulated other comprehensive (loss) income(1)	(1)	—	(1)
Net current period other comprehensive loss	(34)	(15)	(50)
Balance as of March 31, 2020	$(21)	$(20)	$(41)

___________________________________

(1)Amounts are net of tax. See reclassification out of accumulated other comprehensive income below for further details.

(2)Represents reclassifications from our net investment hedge related to foreign currency exchange rate fluctuations.

Reclassifications out of accumulated other comprehensive income included the following components for the periods indicated:

	Amounts Reclassified from Accumulated
	Other Comprehensive (Loss) Income
	Three Months Ended
	March 31,
(In millions)	2021	2020
Gains (losses) on derivatives:
Fuel swap contracts	$1	$—
Interest rate swap contracts	(2)	1
Cross-currency interest rate swap	5	—
Net gains (losses) on derivatives	5	—
Impact of income taxes	—	—
Total reclassifications for the period	$5	$1

Note 10. Supplemental Cash Flow Information

Supplemental information relating to the Condensed Consolidated Statements of Cash Flows is presented in the following table. The non-cash lease transactions are described in Note 12.

	Three Months Ended
	March 31,
(In millions)	2021	2020
Cash paid for or (received from):
Interest expense	$15	$16
Interest and dividend income	—	(1)
Income taxes, net of refunds	—	2

Cash and Cash Equivalents and Restricted Cash at End of Period on the Condensed Consolidated Statements of Cash Flows consists of the following:

	As of
	March 31,
(In millions)	2021	2020
Cash and cash equivalents	$484	$185
Restricted cash	89	89
Total Cash and cash equivalents and Restricted cash	$573	$274

Note 11. Long-Term Debt

Long-term debt is summarized in the following table:

	As of	As of
	March 31,	December 31,
(In millions)	2021	2020
Senior secured term loan facility maturing in 2026(1)	$539	$539
Revolving credit facility maturing 2024	—	—
7.45% notes maturing in 2027(2)	170	169
7.25% notes maturing in 2038(3)	41	41
Vehicle finance leases(4)	91	95
Other(5)	73	77
Less current portion(6)	(91)	(94)
Total long-term debt	$823	$826

__________________________________

(1)As of March 31, 2021 and December 31, 2020, presented net of $6 million and $7 million in unamortized debt issuance costs, respectively, and $1 million of unamortized original issue discount in each period.

(2)As of March 31, 2021 and December 31, 2020, presented net of $16 million and $17 million, respectively of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates above.

(3)As of March 31, 2021 and December 31, 2020, collectively presented net of $8 million and $8 million, respectively, of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

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

(5)As of March 31, 2021 and December 31, 2020, includes approximately $73 million and $76 million, respectively, of future payments in connection with acquisitions.

(6)The current portion of long-term debt consists of deferred purchase price and earnouts on acquisitions, including approximately $50 million due to the former owners of Copesan, which we acquired in 2018, and scheduled principal payments of long-term debt due within 12 months.

Interest Rate Swaps

Interest rate swap agreements in effect as of March 31, 2021 are as follows:

Trade Date	Effective Date	Expiration Date	Notional Amount	Fixed Rate(1)	Floating Rate
November 5, 2019	November 5, 2019	November 5, 2026	$546 million	1.615%	1.742%

___________________________________

(1)Before the application of the applicable borrowing margin.

Note 12. Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, Current portion of lease liability and Long-term lease liability on the Condensed Consolidated Statements of Financial Position. Finance leases are included in Property and equipment, net; Current portion of long-term debt and Long-term debt on the Condensed Consolidated Statements of Financial Position. As of March 31, 2021 and December 31, 2020, assets recorded under finance leases were $249 million in each period, and accumulated depreciation was $160 million and $155 million, respectively.

The components of lease expense were as follows:

	Three months ended March 31,
(In millions)	2021	2020
Finance lease cost
Depreciation of finance lease ROU assets	$10	$10
Interest on finance lease liabilities	1	1
Operating lease cost	5	7
Sublease income	(1)	(1)
Total lease cost	$15	$17

Supplemental cash flow information and other information for leases was as follows:

	As of March 31,
(In millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6	$7
Operating cash flows for finance leases	1	1
Financing cash flows for finance leases	10	9
ROU assets obtained in exchange for lease obligations:
Operating leases	2	2
Finance leases	6	5
Weighted Average Remaining Lease Term (in years):
Operating leases	10.38	10.50
Finance leases	3.42	3.23
Weighted Average Discount Rate:
Operating leases	5.29%	5.55%
Finance leases	4.68%	4.72%

As of March 31, 2021 and December 31, 2020, there were $33 million and $35 million, respectively, of finance leases included within Current portion of long-term debt and $58 million and $60 million, respectively, of finance leases included within Long-term debt, respectively, on the Condensed Consolidated Statements of Financial Position. Future minimum lease payments under non-cancellable leases as of March 31, 2021 were as follows:

(In millions)	Operating Leases(1)	Finance Leases
Year ended December 31,
2021 (excluding the three months ended March 31, 2021)	$17	$27
2022	20	27
2023	16	20
2024	12	11
2025	11	7
Thereafter	72	3
Total future minimum lease payments	148	96
Less imputed interest	(37)	(4)
Total	$111	$91

 ___________________________________

(1)Each year through 2033 is presented net of approximately $3 million of projected annual sublease income from formerly owned frontdoor, inc. and ServiceMaster Brands for their subleases of our headquarters.

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

During the three months ended March 31, 2021, we used available cash on hand to fund a $22 million investment in acquisitions, which included $15 million for four tuck-in acquisitions. All acquisitions have been accounted for as business combinations. We also completed approximately $8 million of funding for a minority interest investment that was included in Accrued liabilities‒Other on the Consolidated Statements of Financial position as of December 31, 2020. We recorded preliminary goodwill of $11 million and other intangibles, primarily customer relationships, of $4 million. The purchase price allocations for these acquisitions will be finalized no later than one year from the respective acquisition dates. For incomplete purchase price allocations, we are evaluating working capital balances, the intangible and tangible assets acquired and appropriate useful lives to assign to all assets, including intangibles.

During the three months ended March 31, 2020, we used available cash on hand to fund a $26 million investment in acquisitions, which included $6 million for five tuck-in pest control acquisitions that have been accounted for as business combinations, as well as $18 million for final funding for two pest control acquisitions and minority interests completed in 2019 that were included in Accrued liabilities—Other on the Consolidated Statements of Financial Position as of December 31, 2019. We recorded $7 million of goodwill for the 2020 acquisitions. We also made a minority investment in a pest control company for approximately $7 million, which was unfunded and is included in Accrued Liabilities—Other on the Condensed Consolidated Statements of Financial Position as of March 31, 2020.

Supplemental cash flow information regarding the acquisitions was as follows:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Assets acquired	$16	$7
Liabilities assumed	—	—
Net assets acquired	$16	$7

Net cash paid	$15	$6
Seller financed debt	1	2
Purchase price	$16	$7

Note 14. Income Taxes

As required by ASC 740, “Income Taxes,” we compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from continuing operations before income taxes, except for significant unusual or infrequently occurring items. Our estimated tax rate is adjusted each quarter in accordance with ASC 740.

The effective tax rate on income (loss) from continuing operations was 28.5 percent and 227.3 percent for the three months ended March 31, 2021 and 2020, respectively.

The effective tax rate on loss from continuing operations for the three months ended March 31, 2020, was favorably impacted by the release of a federal reserve that was recorded discretely in the quarter.

As of March 31, 2021 and December 31, 2020, we had $14 million and $14 million, respectively, of tax benefits primarily reflected in U.S. Federal and state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). Based on information currently available, it is reasonably possible that over the next 12 month period unrecognized tax benefits may decrease by $2 million as the result of settlements of ongoing audits, statute of limitation expirations or final settlements of uncertain tax positions in multiple jurisdictions. Our policy is to recognize interest income, interest expense and penalties related to our tax positions within the tax provision.

Note 15. Fair Value Measurements

The period-end carrying amounts of cash and cash equivalents, receivables, restricted cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported in interest and net investment income in the Condensed Consolidated Statements of Operations and Comprehensive Income. The carrying amount of total debt was $914 million and $920 million, and the estimated fair value was $985 million and $989 million as of March 31, 2021 and December 31, 2020, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of March 31, 2021 and December 31, 2020.

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

We have not changed our valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the three month periods ended March 31, 2021 and 2020.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented were as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2021:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$14	$14	$—	$—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	6	—	—	6
Total financial assets		$20	$14	$—	$6
Financial Liabilities:
Cross-currency interest rate swap	Other long-term obligations	$10	$—	$10	$—
Net investment hedge	Other long-term obligations	16	—	16	—
Interest rate swap contract	Accrued liabilities—Other and Other long-term obligations	14	—	14	—
Total financial liabilities		$40	$—	$40	$—

As of December 31, 2020:
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$14	$14	$—	$—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	3	—	—	3
Total financial assets		$18	$14	$—	$3
Financial Liabilities:
Cross-currency interest rate swap	Other long-term obligations	$15	$—	$15	$—
Net investment hedge	Other long-term obligations	23	—	23	—
Interest rate swap contract	Accrued liabilities—Other and Other long-term obligations	34	—	34	—
Total financial liabilities		$72	$—	$72	$—

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

	Fuel Swap
	Contract
	Assets
(In millions)	(Liabilities)	Location of Gain (Loss) included in Earnings
Balance as of December 31, 2020	$3
Total gains (losses) (realized and unrealized)
Included in earnings	(1)	Cost of services rendered and products sold
Included in other comprehensive income	3
Settlements	1
Balance as of March 31, 2021	$6

Balance as of December 31, 2019	$1
Total gains (losses) (realized and unrealized)
Included in earnings	—	Cost of services rendered and products sold
Included in other comprehensive income	(9)
Settlements	—
Balance as of March 31, 2020	$(8)

The following tables present information relating to the significant unobservable inputs of our Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of March 31, 2021:
Fuel swap contracts	$6	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.64 - $2.98	$2.83
As of December 31, 2020:
Fuel swap contracts	$3	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.20 - $2.58	$2.44

___________________________________

(1)Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

As of March 31, 2021, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $18 million, maturing through 2021. Under the terms of our fuel swap contracts, we are required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of March 31, 2021, we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were issued under the Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. See Note 9 to the condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in accumulated other comprehensive income and for the amounts reclassified out of accumulated other comprehensive income and into earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a loss of less than $1 million, net of tax, as of March 31, 2021. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

A reconciliation of the amounts included in the computation of basic earnings per share from continuing operations and diluted earnings per share from continuing operations is as follows:

	Three Months Ended
	March 31,

(In millions, except per share data)	2021	2020
Income from continuing operations	$27	$1
Weighted-average common shares outstanding	131.4	134.9
Effect of dilutive securities:
RSUs	0.3	0.1
Stock options(1)	0.2	0.1
Weighted-average common shares outstanding—assuming dilution	131.9	135.1
Basic earnings per share from continuing operations	$0.20	$0.01
Diluted earnings per share from continuing operations	$0.20	$0.01

___________________________________

(1)Options to purchase 1.2 million shares for the three months ended March 31, 2020 were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive. There were an insignificant amount of options that would have been anti-dilutive in the three months ended March 31, 2021.

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

Recent Events and 2021 Outlook

Since March 11, 2020 when the World Health Organization designated COVID-19 as a global pandemic, we have experienced increased demand in our residential pest management and termite and home services service lines as customers are spending more time at home. We have also experienced disruptions in our business, primarily in the commercial pest management service line, driven by temporary business closures and service postponements, and in our product sales and other service line. We continue to focus on initiatives to ensure the safety and productivity of our teammates, including personal protective equipment and safety policies and measures for field teammates, and technology to facilitate remote working, with most back-office and all call center teammates working remotely and field support teammates working remotely where possible. We will continue to evaluate the benefits, opportunities and risks identified from our remote working experiences to sustain and identify ways to reduce ongoing operating costs while balancing operational performance. It is reasonably possible that we could recognize additional lease impairment charges within the next 12 months, which could be material, if, for example, any subleases entered into are for less than our fixed rent. Refer to Results of Operations below for further discussion of the impact of COVID-19 on our business.

CFO Transition

On March 4, 2021, we announced the appointment of Robert J. Riesbeck as Executive Vice President and Chief Financial Officer of the Company.

Key Business Metrics

We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of the continuing operations of our business. These metrics include:

•revenue,

•operating expenses,

•net income and earnings per share,

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

Revenue. Our revenue results are primarily a function of the volume and pricing of the services and products provided to our customers by our business as well as the mix of services and products provided across our business. The volume of our revenue is impacted by new unit sales, the retention of our existing customers and acquisitions. We serve both residential and commercial customers, principally in the U.S. We expect to continue our tuck-in acquisition program and to periodically evaluate other strategic acquisitions. As of March 31, 2021, approximately 94 percent of our revenue was generated by sales in the United States.

Operating Expenses. In addition to the impact of changes in our revenue results, our operating results are affected by, among other things, the level of our operating expenses. A number of our operating expenses are subject to inflationary pressures, such as fuel, chemicals, wages and salaries, teammate benefits and health care, vehicles, personal protective equipment, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs.

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

Adjusted EBITDA. We evaluate performance and allocate resources based primarily on Adjusted EBITDA. We define Adjusted EBITDA as net income before: depreciation and amortization expense; acquisition-related costs; non-cash stock-based compensation expense; restructuring and other charges; net earnings from discontinued operations; provision for income taxes; and interest expense. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives and equity-based, long-term incentive plans.

A reconciliation of Net income to Adjusted EBITDA for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Net Income	$27	$14
Depreciation and amortization expense	28	28
Acquisition-related costs	1	1
Non-cash stock-based compensation expense	6	4
Restructuring and other charges	6	4
Net earnings from discontinued operations	—	(13)
Provision for income taxes	11	(2)
Interest expense	12	23
Adjusted EBITDA	$90	$60

Organic Revenue Growth. We use organic revenue growth to track performance, including the impacts of sales, pricing, new service offerings, customer retention and other growth initiatives. Organic revenue growth excludes revenue from acquired customers for 12 months following the acquisition date. We believe organic revenue growth is useful for investors, analysts and other invested parties as it facilitates company-to-company performance comparisons by excluding the impact of acquisitions on revenue growth. See Revenue below for a reconciliation of revenue growth to organic revenue growth.

Customer Retention. Customer retention is used to track the retention of our renewable customers and is calculated on a rolling, 12-month basis in order to avoid seasonal anomalies.

Seasonality

We have seasonality in our business, which drives fluctuations in revenue and Adjusted EBITDA for interim periods. In 2020, revenue and Adjusted EBITDA by quarter was recognized as follows:

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

Results of Operations

The following table shows the results of operations from continuing operations for the three months ended March 31, 2021 and 2020, which reflects the results of acquired businesses from the relevant acquisition dates.”

	Three Months Ended		Increase
	March 31,		(Decrease)	% of Revenue
(In millions)	2021	2020	2021 vs. 2020	2021	2020
Revenue	$471	$456	3%	100%	100%
Cost of services rendered and products sold	270	279	(3)	57	61
Selling and administrative expenses	137	140	(3)	29	31
Amortization expense	10	9	9	2	2
Acquisition-related costs	1	1	*	—	—
Restructuring and other charges	6	4	*	1	1
Interest expense	12	23	(49)	2	5
Interest and net investment income	(1)	—	*	—	—
Income (Loss) from Continuing Operations before Income Taxes	37	(1)	*	8	—
Provision (benefit) for income taxes	11	(2)	*	2	—
Income from Continuing Operations	$27	$1	*	6%	—%

________________________________

* not meaningful

Revenue

We reported revenue of $471 million and $456 million for the three months ended March 31, 2021 and 2020, respectively. Revenue by service line was as follows:

	Three Months Ended
	March 31,
(In millions)	2021	2020	Growth		Organic		Acquired
Residential Pest Management	$166	$159	$7	5%	$6	4%	$1	—%
Commercial Pest Management	129	124	4	3%	3	3%	1	1%
Termite and Home Services	162	155	7	4%	7	4%	—	—%
Sales of Products and Other	15	18	(3)	(16)%	(3)	(16)%	—	—%
Total revenue	$471	$456	$16	3%	$14	3%	$2	—%

Revenue increased $16 million year over year, or three percent. Foreign currency fluctuations contributed $3 million, or approximately half a percent, of total organic revenue growth.

Residential pest management revenue increased five percent, reflecting organic revenue growth of four percent. Organic revenue growth was driven by improved price realization and an improvement in customer retention, offset, in part, by the continuing impact of lower summer sales activity in 2020 due to COVID-19.

Commercial pest management growth was three percent. Organic revenue growth of three percent was driven primarily by double-digit international growth. Foreign currency fluctuations contributed $3 million, or two percent, of the commercial pest management organic revenue growth. Commercial pest management revenue also increased one percent from acquisitions completed in the last 12 months. This service line was negatively impacted beginning in March 2020 by service postponements due to business closures in response to COVID-19, which have moderated.

Termite revenue, including wildlife exclusion, crawl space encapsulation and attic insulation, which are managed as a component of our termite line of business, increased four percent. Termite completions increased 11 percent, driven by sales of our new monthly pay tiered termite product, and home services increased 14 percent, primarily as a result of improved cross selling opportunities to existing customers. Termite renewals decreased two percent, primarily due to an approximately $5 million impact from the change in the timing of revenue recognition in our new monthly subscription-based termite offering.

In the three months ended March 31, 2021, termite renewal revenue comprised 51 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

Sales of product and other declined 16 percent, driven by tighter inventory management by larger distributors and increased transit times on shipments of products to customers in response to COVID-19.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $270 million and $279 million for the three months ended March 31, 2021 and 2020, respectively. Costs of services rendered and products sold decreased three percent year over year, primarily due to labor efficiencies, lower chemical costs, improvements in fleet management and lower fuel prices, offset, in part, by an increase in termite damage claims. Production labor contributed $3 million of the year over year decrease, driven, in part, by improved labor management in the first quarter of 2021 and COVID-19-related inefficiencies which negatively impacted the first quarter of 2020. The increase in termite damage claims expenses was driven by higher cost per Non-Litigated Claim primarily due to inflationary pressure on building materials and contractor costs, primarily in the Mobile Bay Area.

Selling and Administrative Expenses

We reported selling and administrative expenses of $137 million and $140 million for the three months ended March 31, 2021 and 2020, respectively. The following table provides a summary of selling and administrative expenses:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Selling and marketing expenses	$59	$60
General and administrative expenses	78	80
Total Selling and administrative expenses	$137	$140

General and administrative costs decreased three percent year over year, primarily due to back-office reductions as the company aligns itself as a singularly focused pest management business. We expect selling and administrative expenses to increase in 2021 as we implement the Terminix Way initiative and roll out the Customer Experience Platform (“CXP”). The Terminix Way initiative will enhance standard operating procedures, develop robust training curriculums and establish career paths for our teammates, while CXP will improve our marketing capabilities and service delivery through an easy-to-use, best-in-class operating system.

Amortization Expense

Amortization expense was $10 million and $9 million in the three months ended March 31, 2021 and 2020, respectively. The increase in amortization expense primarily reflects the effect of recent acquisitions.

Acquisition-Related Costs

Acquisition-related costs were $1 million in each of the three months ended March 31, 2021 and 2020, respectively.

Restructuring and Other Charges

We incurred restructuring charges of approximately $6 million and $4 million in the three months ended March 31, 2021 and 2020, respectively. Restructuring and Other Charges included severance and costs to simplify our back-office and align administrative functions as a singularly focused pest management company following the sale of the ServiceMaster Brands Divestiture Group.

Interest Expense

Interest expense was $12 million and $23 million in the three months ended March 31, 2021 and 2020, respectively. The decrease in interest expense was principally driven by the retirement of all $750 million of our 5.125% Notes on November 15, 2020.

Interest and Net Investment Income

Interest and net investment income was $1 million in the three months ended March 31, 2021. Interest and net investment income is comprised primarily of net investment gains from equity investments and interest income on other cash balances.

Income (Loss) from Continuing Operations before Income Taxes

Income from continuing operations before income taxes was $37 million for the three months ended March 31, 2021 compared to a (loss) from continuing operations before income taxes of $(1) million for the three months ended March 31, 2020. The change in income (loss) from continuing operations before income taxes primarily reflects the realization of cost savings and efficiency initiatives, as well as reduced interest driven by less long-term debt outstanding.

Provision for Income Taxes

The effective tax rate on income from continuing operations was 28.5 percent and 227.3 percent for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate on loss from continuing operations for the three months ended March 31, 2020, was favorably impacted by the release of a federal reserve that was recorded discretely in the quarter.

Net Earnings from Discontinued Operations

Net earnings from discontinued operations were $13 million for the three months ended March 31, 2020, reflecting the results of the ServiceMaster Brands Divestiture Group for the period.

Net Income

Net income was $27 million and $14 million for the three months ended March 31, 2021 and 2020, respectively, which was primarily driven by a $26 million increase in income from continuing operations and $13 million lower net earnings from discontinued operations in the three months ended March 31, 2021.

Adjusted EBITDA

The following table provides a summary of changes in Adjusted EBITDA:

(In millions)
Three Months Ended March 31, 2020	$60
Impact of change in revenue	7
Direct productivity	12
Damage claims	(2)
General and administrative, including back-office simplification	3
Sales and marketing	1
Travel	4
Insurance program	4
Three Months Ended March 31, 2021	$90

Direct productivity, which included production labor, chemicals and materials and vehicle costs, decreased $12 million year over year, primarily driven by lower chemical costs, improvements in fleet management and lower fuel prices. Production labor represented $6 million of the year over year decrease, driven, in part, by improved labor management in the first quarter of 2021 and COVID-19-related inefficiencies which negatively impacted the first quarter of 2020. Termite damage claims expenses increased, driven by higher cost per Non-Litigated Claim primarily due to inflationary pressure on building materials and contractor costs, primarily in the Mobile Bay Area. General and administrative costs decreased primarily due to back-office reductions as the company aligns itself as a singularly focused pest management business. Travel costs decreased as a result of COVID-19. Insurance reserves decreased $4 million year over year, driven by a $2 million favorable adjustment in the first quarter of 2021 compared to a $2 million unfavorable adjustment in the first quarter of 2020.

Termite Damage Claims

A summary of Litigated Claims and Non-Litigated Claims for the three months ended March 31, 2021 and 2020 was as follows:

	Litigated Claims			Non-Litigated Claims
	Mobile Bay	All Other		Mobile Bay	All Other
	Area	Regions	Total	Area	Regions	Total
Outstanding claims as of December 31, 2019	56	11	67	376	618	994
New claims filed	6	2	8	127	505	632
Claims resolved	(6)	—	(6)	(183)	(546)	(729)
Outstanding claims as of March 31, 2020	56	13	69	320	577	897

Outstanding claims as of December 31, 2020	49	16	65	258	846	1,104
New claims filed	7	5	12	89	529	618
Claims resolved	(9)	(2)	(11)	(144)	(630)	(774)
Outstanding claims as of March 31, 2021	47	19	66	203	745	948

Litigated Claims exclude a number of claims in which the only material issue in dispute is the actual amount of repair costs, which are simpler to resolve and less volatile (“Non-Complex Litigated Claims”). There were no Non-Complex Litigated Claims filed in the three months ended March 31, 2021 or March 31, 2020 in the Mobile Bay Area, and one in the three months ended March 31, 2021 and eight in the three months ended March 31, 2020 in our branches outside of the Mobile Bay Area (“All Other Regions”), which are excluded from this table. The financial impacts of these Non-Complex Litigated Claims are included in the summary of Litigated and Non-Litigated Reserve Activity below and are not material to our financial condition or the results of our operations.

A summary of Litigated Claims and Non-Litigated Claims reserve activity for the three months ended March 31, 2021 and 2020 is as follows:

	Litigated Claims			Non-Litigated Claims
	Mobile Bay	All Other		Mobile Bay	All Other
(In millions)	Area	Regions	Total	Area	Regions	Total
Reserve as of December 31, 2019	$40	$12	$52	$15	$13	$28
Expense	3	3	5	2	4	6
Payments	(3)	(1)	(3)	(3)	(5)	(8)
Reserve as of March 31, 2020	$40	$14	$54	$15	$12	$27

Reserve as of December 31, 2020	$35	$13	$47	$14	$11	$25
Expense	3	2	5	3	6	10
Payments	(6)	(1)	(7)	(5)	(6)	(11)
Reserve as of March 31, 2021	$32	$13	$45	$12	$11	$24

In addition, our results of operations for the three months ended March 31, 2021 and March 31, 2020 include charges for legal fees associated with Litigated Claims of $1 million and $2 million, respectively.

Liquidity and Capital Resources

Liquidity

A portion of our liquidity needs are due to service requirements on our indebtedness. The Credit Facilities contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of March 31, 2021, we were in compliance with the covenants under the agreements that were in effect on such date.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Credit Facilities. As of March 31, 2021, we had $862 million of immediate liquidity, which consisted of available cash and cash equivalents and available borrowings under our Existing Revolving Credit Facility. The Current portion of long-term debt of $91 million on the Condensed Consolidated Statements of Financial Position at March 31, 2021 includes approximately $50 million of deferred purchase price and an earnout due in 2021 to the former owners of Copesan, which we acquired in 2018.

At March 31, 2021, there were $22 million of letters of credit outstanding and $378 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts. We also have $89 million of cash collateral under our automobile, general liability and workers’ compensation insurance program that is included as Restricted cash on the Condensed Consolidated Statements of Financial Position as of March 31, 2021. We may from time to time change the amount of cash or marketable securities used to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program. The amount of cash or marketable securities utilized to satisfy these collateral requirements will depend on the relative cost of the issuance of letters of credit under the new Revolving Credit Facility and our cash position. Any change in cash or marketable securities used as collateral would result in a corresponding change in our available borrowing capacity under the new Revolving Credit Facility.

On September 25, 2020, our board of directors approved a three-year $400 million share repurchase program. Under the share repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of March 31, 2021, we had $225 million of authority remaining under this program.

Under the terms of our fuel swap contracts, we are required to post collateral in the event the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the agreement with the counterparty. As of March 31, 2021, the estimated fair value of our fuel swap contracts was a net asset of $6 million, and we had posted $2 million in letters of credit as collateral under our fuel hedging program. The continued use of letters of credit for this purpose in the future could limit our ability to post letters of credit for other purposes and could limit our borrowing availability under the Revolving Credit Facility. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

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

Capital Resources

Fleet and Equipment Financing Arrangements

Our Fleet Agreement allows us to obtain fleet vehicles through a leasing program, among other things. We expect to fulfill substantially all of our vehicle fleet needs through the leasing program under the Fleet Agreement. For the three months ended March 31, 2021, we acquired $5 million of vehicles through the leasing program under the Fleet Agreement. All leases under the Fleet Agreement are finance leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin ranging from 1.41 percent to 2.45 percent. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement.

We anticipate new lease financings, including the Fleet Agreement and incremental leasing programs, for the full year 2021 will range from $60 million to $70 million. We expect to fulfill all our ongoing vehicle fleet needs through vehicle finance leases.

A portion of our property and equipment is leased through programs outside the scope of the Fleet Agreement. For the three months ended March 31, 2021, an immaterial amount of property and equipment was acquired through these leasing programs.

Other Capital Requirements

We anticipate capital expenditures for the full year 2021 will range from $30 million to $40 million, reflecting ongoing technology projects and recurring capital needs. We incurred $6 million of such costs in the three months ended March 31, 2021.

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

	Three Months Ended
	March 31,
(In millions)	2021	2020
Net cash provided from (used for):
Operating activities	$75	$55
Investing activities	(26)	(31)
Financing activities	(180)	(126)
Discontinued operations	—	10
Effect of exchange rate changes on cash	—	(2)
Cash decrease during the period	$(131)	$(94)

Operating Activities

Net cash provided from operating activities from continuing operations increased $20 million to $75 million for the three months ended March 31, 2021 compared to $55 million for three months ended March 31, 2020.

Net cash provided from operating activities for the three months ended March 31, 2021 comprised $81 million in earnings adjusted for non-cash charges and $3 million increase in cash required for working capital (a $4 million increase excluding the working capital impact of accrued interest and taxes), offset, in part, by $3 million in payments related to restructuring and other charges and acquisition-related costs. For the three months ended March 31, 2021, working capital requirements were favorably impacted by seasonal activity and the timing of interest and income tax payments. We deferred approximately $30 million of payroll taxes under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in 2020. We expect to pay 50 percent of the payroll deferral in 2021 and the remainder in 2022.

Additionally, we incurred $5 million of costs to implement our new customer experience platform in the three months ended March 31, 2021, which are included within Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Position and Inventories and other current assets on the Condensed Consolidated Statements of Cash Flows.

Net cash provided from operating activities for the three months ended March 31, 2020 comprised $47 million in earnings adjusted for non-cash charges and a $12 million decrease in cash required for working capital (an $5 million decrease excluding the working capital impact of accrued interest and taxes), offset, in part, by $4 million in payments related to restructuring and other charges and fumigation matters. For the three months ended March 31, 2020, working capital requirements were favorably impacted by seasonal activity and the timing of interest and income tax payments

Investing Activities

Net cash used for investing activities from continuing operations was $26 million for the three months ended March 31, 2021, compared to $31 million for the three months ended March 31, 2020.

Cash paid for business acquisitions was $22 million for the three months ended March 31, 2021, compared to $26 million for the three months ended March 31, 2020. We expect to continue our tuck-in acquisition program and to periodically evaluate other strategic acquisitions.

Capital expenditures were $6 million and $9 million for the three months ended March 31, 2021 and 2020, respectively, and included recurring capital needs, such as vehicle leases, and information technology projects.

Cash flows received for notes receivable, net, for the three months ended March 31, 2021 totaled $2 million. Cash flows received for notes receivable, net, for the three months ended March 31, 2020 totaled $5 million. Reductions in the volume of notes receivable originated in the 2021 period were driven by the launch of a new monthly pay tiered product offering in our termite line of business and declines in new one-time sales, such as bed bug and bird services, in our pest control line of business.

Financing Activities

Net cash used for financing activities from continuing operations was $180 million for the three months ended March 31, 2021 compared to $126 million for the three months ended March 31, 2020.

During the three months ended March 31, 2021, we repurchased $169 million of common stock and received $4 million from the issuance of common stock through the exercise of stock options. In addition, we repaid $15 million of debt. During the three months ended March 31, 2020, we repurchased $103 million of common stock and received $3 million from the issuance of common stock through the exercise of stock options. In addition, we repaid $25 million of debt.

Mobile Bay Formosan Termite Settlement

In November 2020, the Company entered into a Settlement with the AL AG and other Alabama state regulators, primarily related to our termite renewal pricing changes we made in the Mobile Bay area in 2019 and certain other termite inspection and treatment practices regarding the control of Formosan termites in that area that allegedly violated the ADTPA. The Settlement provides for: immediate remediation measures to be provided directly to current and former customers in the Mobile Bay Area, including refunds of certain price increases, rebates to certain former customers, the establishment of a $25 million consumer fund and a related receiver to oversee our compliance with these commitments and to act as an arbitrator for certain Non-litigated Claims; the reimbursement of certain investigative and monitoring costs incurred by the AL AG’s office and the Department of Agriculture and Industries; and a university endowment intended to support termite and pest management research with an emphasis on Formosan termite research. The Company has also agreed to pay the state of Alabama $19 million.

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

In the fourth quarter of 2020, the Company funded the $25 million consumer fund, from which certain monetary liabilities from settlements of, or judgments in, the covered Settlement are paid by the fund’s receiver. The amount in the consumer fund is held in escrow by the receiver and is classified as a deposit within Prepaid expenses and other assets and with an offsetting liability recorded within Accrued liabilities – Other on the Consolidated Statements of Financial Position. In the first quarter of 2021, the fund’s receiver paid $1 million from escrow in compliance with the Settlement.

Information Regarding Forward-Looking Statements

This report contains forward-looking statements and cautionary statements. Forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements are subject to known and unknown risks and uncertainties. These forward-looking statements also include, but are not limited to statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial position; results of operations; cash flows; prospects; impact from COVID-19; growth strategies or expectations; the continuation of acquisitions, including the integration of any acquired company and risks relating to any such acquired company; fuel prices; attraction and retention of key teammates; the impact of fuel swaps; the valuation of marketable securities; estimates of accruals for self-insured claims related to workers’ compensation, auto and general liability risks; expected termite damage claims costs; estimates of future payments under operating and finance leases; estimates on current and deferred tax provisions; the outcome (by judgment or settlement) and costs of legal or administrative proceedings, including, without limitation, collective, representative or class action litigation; and the impact of prevailing economic conditions.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” in our 2020 Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above could cause actual results and outcomes to differ from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•Implementation of Mobile Bay termite Settlement remediation measures to current and former customers, including refunds of certain price increases and the establishment of the consumer fund intended to settle future Non-Litigated Claims for termite damage;

•The validity of the Mobile Bay termite Settlement’s preclusivity provision related to future litigated termite damage claims of fraud, misrepresentation, deceit, suppression of material facts or fraudulent concealment arising out of any act, occurrence or transaction related to our Formosan termite business practices in the Mobile Bay Area;

•Any financial impact from the COVID-19 pandemic, including a global recession or a recession in the U.S., credit and capital markets volatility and an economic or financial crisis, or otherwise, which could affect our financial performance or operations, the health of our teammates or the health and operations of our customers;

•Weakening general economic conditions, especially as they may affect unemployment and consumer confidence or discretionary spending levels, all of which could impact the demand for our services;

•the impact of reserves attributable to pending Litigated Claims and Non-Litigated Claims for termite damages;

•lawsuits, enforcement actions and other claims by third parties or governmental authorities, including the lawsuit brought by the State of Mississippi related to our termite inspection and treatment practices;

•compliance with, or violation of, environmental, health and safety laws and regulations;

•cyber security breaches, disruptions or failures in our information technology systems and our failure to protect the security of personal information about our customers and teammates;

•our ability to attract and retain key teammates, including our ability to attract, retain and maintain positive relations with trained workers and third-party contractors;

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

We have hedged substantially all of our variable rate debt under our interest rate swap and, therefore, we believe our exposure to interest rate fluctuations, when viewed on a net basis, is not material to our overall results of operations. Assuming all revolving loans were fully drawn as of March 31, 2021, each one percentage point change in interest rates would result in an approximate $4 million change in annual interest expense on our Revolving Credit Facility.

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 12 million gallons of fuel in 2021. As of March 31, 2021, a 10 percent change in fuel prices would result in a change of approximately $3 million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of March 31, 2021, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $18 million, maturing through 2021. The estimated fair value of these contracts as of March 31, 2021 was a net asset of $6 million. These fuel swap contracts provide a fixed price for approximately 92 percent of our estimated fuel usage for the remainder of 2021.

Subsequent to March 31, 2021, we entered into a fuel swap contract that provides a fixed price for approximately 20 percent of our estimated fuel usage for 2022.

Foreign Currency Risk

We are exposed to foreign currency exchange risk in Swedish krona, Norwegian krone, the euro, British pound, Canadian dollar, Mexican peso and Chinese yuan. A strengthening of the U.S. dollar relative to the currencies of the foreign countries in which we operate can have an impact on our operating results.

We have entered into a cross currency interest rate swap and a net investment hedge to mitigate the financial impact of fluctuations in foreign currency exchange rates between the U.S. dollar and Swedish krona, our largest foreign currency exposure. These instruments provide a fixed translation rate on our approximately $200 million investment in Nomor. A hypothetical 10 percent adverse movement in foreign currency exchange rates compared to the U.S. dollar relative to exchange rates on March 31, 2021, would have resulted in a change in the fair value of this investment of approximately $20 million. The impact on income and other comprehensive income from these hypothetical changes in foreign currency exchange rates would be substantially offset by the impact such changes would have on the related cross currency swap and net investment hedge contracts, respectively, which are in place for the related foreign currency denominated investment.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer, Brett T. Ponton, and Executive Vice President and Chief Financial Officer, Robert J. Riesbeck, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Ponton and Riesbeck have concluded that both the design and operation of our disclosure controls and procedures were effective as of March 31, 2021.

Changes in internal control over financial reporting

No changes in our internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to certain legal proceedings is set forth in Note 6 to the Condensed Consolidated Financial Statements (included in Part I of this Quarterly Report on Form 10-Q) and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

We discuss in our 2020 Form 10-K and our other filings with the SEC various risks that may materially affect our business. There have been no material changes to the risk factors disclosed in the 2020 Form 10-K. The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report, together with those previously disclosed in the 2020 Form 10-K and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Regarding Forward-Looking Statements” above.

ITEM 2. UNREGISTERED SALES OF REGISTERED SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total number of	Maximum dollar value
			shares purchased as	of shares that may yet
			part of publicly	be purchased under
	Total number of	Average price	announced plans or	the plans or programs
Period	shares purchased	paid per share	programs	(in millions)(1)
January 1, 2021 through January 31, 2021	151,968	$50.20	151,968	$386
February 1, 2021 through February 28, 2021	285,059	48.48	285,059	373
March 1, 2021 through March 31, 2021	3,077,666	47.99	3,077,666	225
Total	3,514,693	$48.12	3,514,693	$225

__________________________________

(1)On September 25, 2020, our board of directors authorized a three-year share repurchase program, under which we are authorized to repurchase up to $400 million of outstanding shares of our common stock through September 25, 2023.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1#*	Separation Agreement and General Release entered into with Gregory L. Rutherford, dated March 15, 2021.
10.2#*	Separation Agreement and General Release entered into with Michael C. Bisignano, dated March 15, 2021.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

___________________________________

# Denotes management compensatory plans, contracts or arrangements.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2021

TERMINIX GLOBAL HOLDINGS, INC.
(Registrant)

By:	/s/ Robert J. Riesbeck
Robert J. Riesbeck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)