Form 10-Q
period 2021-06-30
TERMINIX GLOBAL HOLDINGS INC
filed 2021-08-06
CIK 1428875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 3, 2021: 124,687,026 shares of common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$560	$534	$1,032	$990
Cost of services rendered and products sold	318	297	588	577
Selling and administrative expenses	143	143	280	283
Amortization expense	10	9	19	18
Acquisition-related costs	(1)	—	(1)	1
Mobile Bay Formosan termite settlement	4	—	4	—
Restructuring and other charges	2	8	9	12
Interest expense	11	22	23	45
Interest and net investment income	(1)	(1)	(1)	(1)
Income from Continuing Operations before Income Taxes	73	57	110	56
Provision for income taxes	20	18	31	16
Equity in earnings of joint ventures	1	1	2	1
Income from Continuing Operations	54	40	81	41
Net earnings from discontinued operations	—	13	—	26
Net Income	$54	$53	$81	$67
Total Comprehensive Income	$48	$54	$97	$19
Weighted-average common shares outstanding - Basic	127.4	131.9	129.3	133.4
Weighted-average common shares outstanding - Diluted	127.8	132.0	129.8	133.5
Basic Earnings Per Share:
Income from Continuing Operations	$0.42	$0.30	$0.63	$0.31
Net earnings from discontinued operations	—	0.10	—	0.19
Net Income	0.42	0.40	0.62	0.50
Diluted Earnings Per Share:
Income from Continuing Operations	$0.42	$0.30	$0.62	$0.31
Net earnings from discontinued operations	—	0.10	—	0.19
Net Income	0.42	0.40	0.62	0.50

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of	As of
	June 30,	December 31,
	2021	2020
Assets:
Current Assets:
Cash and cash equivalents	$313	$615
Receivables, less allowances of $27 and $25, respectively	208	206
Inventories	42	44
Prepaid expenses and other assets	167	145
Total Current Assets	730	1,010
Other Assets:
Property and equipment, net	177	182
Operating lease right-of-use assets	80	80
Goodwill	2,168	2,146
Intangible assets, primarily trade names, service marks and trademarks, net	1,104	1,111
Restricted cash	89	89
Notes receivable	32	31
Long-term marketable securities	15	14
Deferred customer acquisition costs	96	98
Other assets	76	75
Total Assets	$4,567	$4,837
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$113	$91
Accrued liabilities:
Payroll and related expenses	90	102
Self-insured claims and related expenses	70	76
Accrued interest payable	7	7
Other	100	99
Deferred revenue	110	102
Current portion of lease liability	17	17
Current portion of long-term debt	44	94
Total Current Liabilities	552	588
Long-Term Debt	834	826
Other Long-Term Liabilities:
Deferred taxes	363	346
Other long-term obligations, primarily self-insured claims	215	239
Long-term lease liability	95	96
Total Other Long-Term Liabilities	673	681
Commitments and Contingencies (Note 6)
Stockholders' Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 148,838,068 shares issued and 125,271,848 outstanding at June 30, 2021 and 148,400,384 shares issued and 132,080,845 shares outstanding at December 31, 2020)	2	2
Additional paid-in capital	2,379	2,359
Retained Earnings	922	841
Accumulated other comprehensive loss	(22)	(39)
Less common stock held in treasury, at cost (23,566,220 shares at June 30, 2021 and 16,319,539 shares at December 31, 2020)	(773)	(423)
Total Stockholders' Equity	2,508	2,741
Total Liabilities and Stockholders' Equity	$4,567	$4,837

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions)

				Retained	Accumulated
			Additional	Earnings	Other
		Common	Paid-in	(Accumulated	Comprehensive	Treasury		Total
	Shares	Stock	Capital	Deficit)	(Loss) Income	Shares	Amount	Equity
Balance December 31, 2019	148	$2	$2,334	$291	$9	(12)	$(313)	$2,322
Net income	—	—	—	14	—	—	—	14
Other comprehensive loss, net of tax	—	—	—	—	(50)	—	—	(50)
Total comprehensive income (loss)	—	—	—	14	(50)	—	—	(36)
Exercise of stock options	—	—	2	—	—	—	—	2
Stock-based employee compensation	—	—	5	—	—	—	—	5
Repurchase of common stock	—	—	—	—	—	(4)	(103)	(103)
Balance March 31, 2020	148	$2	$2,341	$305	$(41)	(16)	$(417)	$2,190
Net income	—	—	—	53	—	—	—	53
Other comprehensive income, net of tax	—	—	—	—	1	—	—	1
Total comprehensive income (loss)	—	—	—	53	1	—	—	54
Stock-based employee compensation	—	—	6	—	—	—	—	6
Balance June 30, 2020	148	$2	$2,348	$358	$(40)	(16)	$(417)	$2,251

Balance December 31, 2020	148	$2	$2,359	$841	$(39)	(16)	$(423)	$2,741
Net income	—	—	—	27	—	—	—	27
Other comprehensive loss, net of tax	—	—	—	—	22	—	—	22
Total comprehensive income (loss)	—	—	—	27	22	—	—	49
Issuance of common stock	—	—	1	—	—	—	—	1
Exercise of stock options	—	—	4	—	—	—	—	4
Stock-based employee compensation	—	—	6	—	—	—	—	6
Repurchase of common stock	—	—	—	—	—	(4)	(169)	(169)
Balance March 31, 2021	149	$2	$2,370	$868	$(17)	(20)	$(592)	$2,631
Net income	—	—	—	54	—	—	—	54
Other comprehensive loss, net of tax	—	—	—	—	(5)	—	—	(5)
Total comprehensive income	—	—	—	54	(5)	—	—	48
Issuance of common stock	—	—	1	—	—	—	—	1
Exercise of stock options	—	—	3	—	—	—	—	3
Stock-based employee compensation	—	—	5	—	—	—	—	5
Repurchase of common stock	—	—	—	—	—	(4)	(181)	(181)
Balance June 30, 2021	149	$2	$2,379	$922	$(22)	(24)	$(773)	$2,508

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2021	2020
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	$704	$368
Cash Flows from Operating Activities from Continuing Operations:
Net Income	81	67
Adjustments to reconcile net income to net cash provided from operating activities:
Net earnings from discontinued operations	—	(26)
Equity in earnings of joint venture	(2)	(1)
Depreciation expense	35	37
Amortization expense	19	18
Amortization of debt issuance costs	1	2
Amortization of lease right-of-use assets	8	9
Mobile Bay Formosan termite settlement	4	—
Deferred income tax provision	13	—
Stock-based compensation expense	11	10
Restructuring and other charges	9	12
Payments for restructuring and other charges	(5)	(6)
Acquisition-related costs	(1)	1
Payments for acquisition-related costs	(1)	(4)
Other	(12)	(9)
Change in working capital, net of acquisitions:
Receivables	(7)	(29)
Inventories and other current assets	(25)	(6)
Accounts payable	23	26
Deferred revenue	8	4
Accrued liabilities	(12)	31
Accrued interest payable	—	(4)
Current income taxes	2	40
Net Cash Provided from Operating Activities from Continuing Operations	151	172
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(12)	(15)
Sale of equipment and other assets	1	—
Business acquisitions, net of cash acquired	(45)	(24)
Origination of notes receivable	(34)	(20)
Collections on notes receivable	33	22
Net Cash Used for Investing Activities from Continuing Operations	(56)	(36)
Cash Flows from Financing Activities from Continuing Operations:
Payments of debt	(67)	(40)
Repurchase of common stock	(350)	(103)
Issuance of common stock	8	3
Net Cash Used For Financing Activities from Continuing Operations	(409)	(140)
Cash Flows from Discontinued Operations:
Cash provided from operating activities	12	27
Net Cash Provided from Discontinued Operations	12	28
Effect of Exchange Rate Changes on Cash	—	(1)
Cash (Decrease) Increase During the Period	(302)	22
Cash and Cash Equivalents and Restricted Cash at End of Period	$402	$391

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

The unaudited condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). We recommend that the quarterly unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC (the “2020 Form 10-K”). The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results that might be achieved for any other interim period or for the full year due to the seasonality of our business, the impact of the COVID-19 pandemic (“COVID-19”) and the possibility of changes in general economic conditions. Prior period amounts have been reclassified to conform to the current period presentation within the Condensed Consolidated Statements of Cash Flows.

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

Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our 2020 Form 10-K. There have been no material changes to the significant accounting policies for the six months ended June 30, 2021, other than those described below.

Adoption of New Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions. We adopted this ASU on January 1, 2021, including the applicable retrospective and prospective provisions therein. The adoption of this ASU did not have a material impact on our consolidated financial statements as of June 30, 2021.

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

Revenue by major service line was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Major service line
Residential Pest Management	$192	$182	$358	$341
Commercial Pest Management	141	124	270	248
Termite and Home Services	193	196	354	351
Sales of Products and Other	34	32	50	50
Total	$560	$534	$1,032	$990

Revenue by geographic area was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
United States	$526	$510	$967	$941
International	34	24	64	49
Total	$560	$534	$1,032	$990

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contracts with customers are generally for a period of one year or less and are generally renewable. We record a receivable related to revenue recognized on services once we have an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivables are recorded within Receivables, less allowances, on the Condensed Consolidated Statements of Financial Position. The current portion of Notes receivable, which represents amounts financed for customers, are included within Receivables, less allowances, on the Condensed Consolidated Statement of Financial Position and totaled $26 million and $27 million as of June 30, 2021 and December 31, 2020, respectively.

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue upon completion of services.

Changes in deferred revenue for the six months ended June 30, 2021 and 2020 were as follows:

(In millions)	Deferred revenue
Balance as of December 31, 2020	$102
Deferral of revenue	82
Recognition of deferred revenue	(75)
Balance as of June 30, 2021	$110

Balance as of December 31, 2019	$92
Deferral of revenue	63
Recognition of deferred revenue	(59)
Balance as of June 30, 2020	$95

Additionally, approximately $17 million and $15 million of deferred revenue was recognized in the Condensed Consolidated Statements of Financial Position as of June 30, 2020 and December 31, 2019, respectively, primarily related to our acquisition of Nomor.

There was approximately $18 million and $49 million of revenue recognized in the three and six months ended June 30, 2021, respectively, that was included in the deferred revenue balance as of December 31, 2020. There was approximately $16 million and $40 million of revenue recognized in the three and six months ended June 30, 2020, respectively, that was included in the deferred revenue balance as of December 31, 2019.

Note 4. Restructuring and Other Charges

We incurred restructuring charges of $2 million ($2 million, net of tax) and $8 million ($6 million, net of tax) in the three months ended June 30, 2021 and 2020, respectively. We incurred restructuring charges of $9 million ($7 million, net of tax) and $12 million ($9 million, net of tax) in the six months ended June 30, 2021 and 2020, respectively. Restructuring and Other Charges included costs to simplify our back-office and align administrative functions as a singularly focused pest management company following the sale of the ServiceMaster Brands Divestiture Group. We expect substantially all of our accrued restructuring charges to be paid within the next 12 months.

Restructuring charges were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Severance	$2	$4	$5	$5
Other(1)	1	4	3	7
Total restructuring charges	$2	$8	$9	$12

___________________________________

(1)Primarily owned building and operating lease right-of-use asset impairment charges, and costs to simplify our back-office and align as a singularly focused pest management company.

A reconciliation of the beginning and ending balances of accrued restructuring charges by major cost type, which are included in Accrued liabilities—Other on the unaudited Condensed Consolidated Statements of Financial Position, is presented as follows:

	Accrued	Accrued	Total Accrued
	Severance	Other	Restructuring
(In millions)	Charges	Charges	Charges
Balance as of December 31, 2020	$2	$—	$2
Costs incurred	5	3	9
Costs paid or otherwise settled	(3)	(3)	(7)
Balance as of June 30, 2021	$4	$—	$4

Balance as of December 31, 2019	$1	$1	$1
Costs incurred	5	7	12
Costs paid or otherwise settled	(3)	(5)	(8)
Balance as of June 30, 2020	$3	$2	$5

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

In connection with the sale of the ServiceMaster Brands Divestiture Group, the Company and Roark entered into a transition services agreement (“TSA”) pursuant to which the Company provides certain post-closing services to Roark and ServiceMaster Brands related to the business of ServiceMaster Brands. The charges for the transition services are designed to allow us to fully recover the direct costs of providing the services, plus specified margins and any out-of-pocket costs and expenses. The Company and Roark also entered into a sublease agreement pursuant to which ServiceMaster Brands subleases a portion of our corporate headquarters in Memphis, Tennessee. We recognized $2 million and $3 million of TSA fees, rental income and other cost reimbursements in Selling and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the three and six months ended June 30, 2021, respectively. Payments received for TSA fees, for other cost reimbursements and pursuant to the sublease agreement were $2 million and $6 million in the three and six months ended June 30, 2021, respectively. At June 30, 2021, we had a receivable from Roark of $1 million included in Receivables on the Condensed Consolidated Statements of Financial Position.

The following table summarizes the comparative financial results of discontinued operations, which are presented as Net earnings from discontinued operations on the Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended	Six Months Ended
(In millions)	June 30, 2020	June 30, 2020
Revenue	$63	$128
Cost of services rendered and products sold	31	60
Operating expenses(1)	15	32
Income before income taxes	18	35
Provision for income taxes	5	9
Net earnings from discontinued operations	$13	$26

___________________________________

(1)Includes $5 million and $9 million of professional fees and other costs incurred in connection with the strategic evaluation and ultimate sale in the three and six months ended June 30, 2020.

The following selected financial information of the ServiceMaster Brands Divestiture Group is included in the Condensed Consolidated Statements of Cash Flows as cash flows from discontinued operations:

Six Months Ended
(In millions)	June 30, 2020
Depreciation	$—
Amortization	—
Capital expenditures	(1)

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

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2020	$126
Provision for self-insured claims	18
Cash payments	(15)
Balance as of June 30, 2021	$129

Balance as of December 31, 2019	$111
Provision for self-insured claims	24
Cash payments	(16)
Balance as of June 30, 2020	$119

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

Accrued
Termite Damage
(In millions)	Claims
Balance as of December 31, 2020	$72
Provision for termite damage claims	34
Cash payments	(34)
Balance as of June 30, 2021	$71

Balance as of December 31, 2019	$80
Provision for termite damage claims	27
Cash payments	(24)
Balance as of June 30, 2020	$83

Mobile Bay Formosan Termite Settlement

In November 2020, the Company entered into the Consent Judgment and Settlement Agreement (the “Settlement”) with the Office of the Attorney General of the State of Alabama (the “AL AG”) and other Alabama state regulators, primarily related to termite renewal pricing changes we made in our branches in Mobile, Alabama and Gulf Shores, Alabama, which comprise all of our customers in the area, (collectively, the “Mobile Bay Area”) in 2019 and certain other termite inspection and treatment practices regarding the control of Formosan termites in that area that allegedly violated the Alabama Deceptive Trade Practices Act (the “ADTPA”). The Settlement provides for: immediate remediation measures to be provided directly to current and former customers in the Mobile Bay Area, including refunds of certain price increases, rebates to certain former customers, the establishment of a $25 million consumer fund and a related receiver to oversee our compliance with these commitments and to act as an arbitrator for certain Non-litigated Claims; the reimbursement of certain investigative and monitoring costs incurred by the AL AG’s office and the Department of Agriculture and Industries; and a university endowment intended to support termite and pest management research with an emphasis on Formosan termite research. The Company has also agreed to pay the state of Alabama $19 million.

Pursuant to the Settlement, we have also agreed to provide the opportunity to reinstate service for certain customers who canceled their services during specified timeframes as well as the retreatment of certain customer premises and a commitment to certain specified response and remediation timeframes for future termite damage claims. We do not expect the financial impact of these additional remedies to have a material impact on our prospective results of operations or cash flows.

In the fourth quarter of 2020, the Company funded the $25 million consumer fund, from which certain monetary liabilities from settlements of, or judgments in, the covered Settlement are paid by the fund’s receiver. The amount in the consumer fund is held in escrow by the receiver and is classified as a deposit within Prepaid expenses and other assets and with an offsetting liability recorded within Accrued liabilities – Other on the Consolidated Statements of Financial Position. The fund’s receiver has paid a total of $5 million from the fund through the second quarter of 2021. In the second quarter of 2021, the Company recorded an increase in expense related to the settlement of $4 million due to a higher than anticipated customer participation rate.

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

Note 7. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets, primarily trade names, are not amortized and are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. There were no impairment charges recorded in the three and six months ended June 30, 2021 and 2020. There were no accumulated impairment losses recorded as of June 30, 2021. Customer relationships and Other intangible assets, which primarily includes trade names subject to amortization, are amortized over their respective useful lives.

The table below summarizes the goodwill balances:

(In millions)
Balance as of December 31, 2020	$2,146
Acquisitions	25
Impact of foreign exchange rates	(3)
Balance as of June 30, 2021	$2,168

The table below summarizes the other intangible asset balances:

	As of June 30, 2021			As of December 31, 2020
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$888	$—	$888	$888	$—	$888
Customer relationships	661	(469)	191	650	(454)	196
Other	71	(47)	24	70	(43)	27
Total	$1,620	$(516)	$1,104	$1,608	$(497)	$1,111

___________________________________

(1)Not subject to amortization.

For the existing intangible assets, we anticipate amortization expense for the remainder of 2021 and each of the next five years as follows:

(In millions)	2021	2022	2023	2024	2025	2026
Amortization expense	$19	$39	$35	$26	$21	$15

Note 8. Stock-Based Compensation

For each of the three months ended June 30, 2021 and 2020, we recognized stock-based compensation expense of $6 million ($4 million, net of tax) and $5 million ($4 million, net of tax), respectively. For the six months ended June 30, 2021 and 2020, we recognized stock-based compensation expense of $11 million ($9 million, net of tax) and $10 million ($7 million, net of tax), respectively. These charges are recorded within Selling and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

As of June 30, 2021, there were $38 million of total unrecognized compensation costs related to non-vested stock options, restricted stock units (“RSUs”) and performance share units granted under the Amended and Restated Terminix Global Holdings, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). These remaining costs are expected to be recognized over a weighted-average period of 1.99 years.

On February 24, 2015, our board of directors approved and recommended for approval by our stockholders the Terminix Global Holdings, Inc. Employee Stock Purchase Plan (“Employee Stock Purchase Plan”), which became effective for offering periods commencing July 1, 2015. On April 27, 2015, our stockholders approved the Employee Stock Purchase Plan with a maximum of one million shares of common stock authorized for sale under the plan. On November 3, 2015, we filed a registration statement on Form S-8 under the Securities Act to register the one million shares of common stock that may be issued under the Employee Stock Purchase Plan and, as a result, all shares of common stock acquired under the Employee Stock Purchase Plan will be freely tradable under the Securities Act, unless purchased by our affiliates. Our Compensation Committee amended the Employee Stock Purchase Plan in February 2019 to allow for more frequent purchase periods and to change the allowed 10 percent discount to a company match of 10 percent of employee contributions. The authorized number of shares remaining in the Employee Stock Purchase Plan was not changed from 843,584 and the expiration date of the Employee Stock Purchase Plan was not changed from April 27, 2025. As of June 30, 2021, there were 762,190 shares available for issuance under the Employee Stock Purchase Plan.

Note 9. Comprehensive (Loss) Income

Comprehensive (loss) income, which primarily includes net income, unrealized gains and losses on derivative instruments and the effect of foreign currency translation, is included in the Condensed Consolidated Statements of Operations and Comprehensive Income.

During 2019, we terminated our then-existing $650 million interest rate swap, receiving $12 million from the counterparty. The fair value of the terminated agreement is recorded within accumulated other comprehensive (loss) income on the Condensed Consolidated Statements of Financial Position and will be amortized into interest expense over the original term of the agreement. The remaining unamortized balance at June 30, 2021 was $5 million.

The following tables summarize the activity in accumulated other comprehensive (loss) income, net of the related tax effects.

	Unrealized
	Gains	Foreign
	(Losses) on	Currency
(In millions)	Derivatives	Translation	Total
Balance as of December 31, 2020	$(16)	$(23)	$(39)
Other comprehensive (loss) income before reclassifications:
Pre-tax amount	26	(1)	25
Tax provision	(5)	—	(5)
After-tax amount	21	(1)	20
Amounts reclassified from accumulated other comprehensive (loss) income(1)	(4)	—	(4)
Amounts reclassified within accumulated other comprehensive (loss) income(2)	(6)	6	—
Net current period other comprehensive income	11	5	17
Balance as of June 30, 2021	$(4)	$(18)	$(22)

Balance as of December 31, 2019	$13	$(5)	$9
Other comprehensive (loss) income before reclassifications:
Pre-tax amount	(55)	(6)	(61)
Tax provision	12	—	12
After-tax amount	(44)	(6)	(50)
Amounts reclassified from accumulated other comprehensive (loss) income(1)	1	—	1
Amounts reclassified within accumulated other comprehensive (loss) income(2)	10	(10)	—
Net current period other comprehensive loss	(33)	(16)	(48)
Balance as of June 30, 2020	$(19)	$(20)	$(40)

___________________________________

(1)Amounts are net of tax. See reclassification out of accumulated other comprehensive income below for further details.

(2)Represents reclassifications from our net investment hedge related to foreign currency exchange rate fluctuations.

Reclassifications out of accumulated other comprehensive income included the following components for the periods indicated:

	Amounts Reclassified from Accumulated
	Other Comprehensive (Loss) Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Gains (losses) on derivatives:
Fuel swap contracts	$2	$(2)	$3	$(2)
Interest rate swap contracts	(2)	—	(3)	—
Cross-currency interest rate swap	(2)	(1)	3	—
Net gains (losses) on derivatives	(1)	(2)	4	(2)
Impact of income taxes	—	1	—	1
Total reclassifications for the period	$(1)	$(2)	$4	$(1)

Note 10. Supplemental Cash Flow Information

Supplemental information relating to the Condensed Consolidated Statements of Cash Flows is presented in the following table. The non-cash lease transactions are described in Note 12.

	Six Months Ended
	June 30,
(In millions)	2021	2020
Cash paid for or (received from):
Interest expense	$27	$42
Interest and dividend income	—	(1)
Income taxes, net of refunds	3	(15)

For the six months ended June 30, 2021, cash paid for income taxes, net of refunds, of $3 million includes the utilization of $12 million of tax overpayments made related to the sale of the ServiceMaster Brands Divestiture Group, which is reported in Cash flows from discontinued operations on the Condensed Consolidated Statements of Cash Flows.

Cash and Cash Equivalents and Restricted Cash at End of Period on the Condensed Consolidated Statements of Cash Flows consists of the following:

	As of June 30,
(In millions)	2021	2020
Cash and cash equivalents	$313	$302
Restricted cash	89	89
Total Cash and cash equivalents and Restricted cash	$402	$391

Note 11. Long-Term Debt

Long-term debt is summarized in the following table:

	As of	As of
	June 30,	December 31,
(In millions)	2021	2020
Senior secured term loan facility maturing in 2026(1)	$539	$539
Revolving credit facility maturing 2024	—	—
7.45% notes maturing in 2027(2)	171	169
7.25% notes maturing in 2038(3)	41	41
Vehicle finance leases(4)	98	95
Other(5)	29	77
Less current portion(6)	(44)	(94)
Total long-term debt	$834	$826

__________________________________

(1)As of June 30, 2021 and December 31, 2020, presented net of $6 million and $7 million in unamortized debt issuance costs, respectively, and $1 million of unamortized original issue discount in each period.

(2)As of June 30, 2021 and December 31, 2020, presented net of $16 million and $17 million, respectively of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates above.

(3)As of both June 30, 2021 and December 31, 2020, presented net of $8 million of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

(4)We have entered into a fleet management services agreement (the “Fleet Agreement”) which, among other things, allows us to obtain fleet vehicles through a leasing program. All leases under the Fleet Agreement are finance leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin ranging from 1.33% to 2.45%.

(5)Primarily represents future payments in connection with acquisitions.

(6)We paid approximately $50 million for deferred purchase price and an earnout related to the 2018 purchase of Copesan in the three months ended June 30, 2021.

Interest Rate Swap

The interest rate swap agreement in effect as of June 30, 2021 is as follows:

Trade Date	Effective Date	Expiration Date	Notional Amount	Fixed Rate(1)	Floating Rate
November 5, 2019	November 5, 2019	November 5, 2026	$546 million	1.615%	1.731%

(1)Before the application of the applicable borrowing margin.

Note 12. Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, Current portion of lease liability and Long-term lease liability on the Condensed Consolidated Statements of Financial Position. Finance leases are included in Property and equipment, net; Current portion of long-term debt and Long-term debt on the Condensed Consolidated Statements of Financial Position. As of June 30, 2021 and December 31, 2020, assets recorded under finance leases were $261 million and $249 million, respectively, and accumulated depreciation was $165 million and $155 million, respectively.

The components of lease expense were as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2021	2020	2021	2020
Finance lease cost
Depreciation of finance lease ROU assets	$10	$10	$21	$20
Interest on finance lease liabilities	1	1	1	2
Operating lease cost	5	6	11	13
Variable lease cost	—	1	1	1
Sublease income	(1)	(1)	(2)	(1)
Total lease cost	$16	$17	$32	$33

Supplemental cash flow information and other information for leases was as follows:

	As of June 30,
(In millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$12	$14
Operating cash flows for finance leases	1	2
Financing cash flows for finance leases	20	20
ROU assets obtained in exchange for lease obligations:
Operating leases	8	3
Finance leases	23	16
Weighted Average Remaining Lease Term (in years):
Operating leases	10.10	10.57
Finance leases	3.62	3.33
Weighted Average Discount Rate:
Operating leases	5.25%	5.60%
Finance leases	4.90%	4.46%

As of June 30, 2021 and December 31, 2020, there were $33 million and $35 million, respectively, of finance leases included within Current portion of long-term debt and $64 million and $60 million, respectively, of finance leases included within Long-term debt, respectively, on the Condensed Consolidated Statements of Financial Position. Future minimum lease payments under non-cancellable leases as of June 30, 2021 were as follows:

(In millions)	Operating Leases(1)	Finance Leases
Year ended December 31,
2021 (excluding the six months ended June 30, 2021)	$11	$19
2022	21	31
2023	17	22
2024	13	15
2025	12	10
Thereafter	73	5
Total future minimum lease payments	148	103
Less imputed interest	(36)	(5)
Total	$112	$98

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

During the six months ended June 30, 2021, we used available cash on hand to fund a $45 million investment in acquisitions, which included $36 million for five tuck-in acquisitions. Another $5 million of deferred purchase price is due to the sellers between one year and three years from the acquisition dates. We also completed approximately $9 million of funding for a minority interest investment, approximately $8 million of which was included in Accrued liabilities‒Other on the Consolidated Statements of Financial position as of December 31, 2020. We recorded preliminary goodwill of $25 million and other intangibles, primarily customer relationships, of $14 million. The purchase price allocations for these acquisitions will be finalized no later than one year from the respective acquisition dates. For incomplete purchase price allocations, we are evaluating working capital balances, the intangible and tangible assets acquired and appropriate useful lives to assign to all assets, including intangibles.

During the six months ended June 30, 2020, we used available cash on hand to fund a $24 million investment in acquisitions, which included $7 million for seven tuck-in acquisitions, as well as $18 million for final funding for two pest management acquisitions and minority interests completed in 2019 that were included in Accrued liabilities—Other on the Consolidated Statements of Financial Position as of December 31, 2019. Another $2 million of deferred purchase price on the 2020 acquisitions is due to the sellers between one year and three years from the acquisition dates. As of June 30, 2021, we had recorded $3 million of goodwill for the 2020 acquisitions. We also made a minority investment in a pest management company for approximately $7 million, which was unfunded and is included in Accrued liabilities—Other in the Condensed Consolidated Statements of Financial Position. During the six months ended June 30, 2020, we also received $3 million from post-closing working capital adjustments related to acquisitions completed in 2019.

Supplemental cash flow information regarding the acquisitions was as follows:

	Six Months Ended
	June 30,
(In millions)	2021	2020
Assets acquired	$40	$9
Liabilities assumed	—	—
Net assets acquired	$40	$9

Net cash paid	$36	$7
Seller financed debt	5	2
Purchase price	$40	$9

Note 14. Income Taxes

As required by ASC 740, “Income Taxes,” we compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from continuing operations before income taxes, except for significant unusual or infrequently occurring items. Our estimated tax rate is adjusted each quarter in accordance with ASC 740.

The effective tax rate on income from continuing operations was 27.9 percent and 31.0 percent for the three months ended June 30, 2021 and 2020, respectively. The effective tax rate on income from continuing operations was 28.1 percent and 28.5 percent for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021 and December 31, 2020, we had $14 million and $14 million, respectively, of tax benefits primarily reflected in U.S. Federal and state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). Based on information currently available, it is reasonably possible that over the next 12 month period unrecognized tax benefits may decrease by $2 million as the result of settlements of ongoing audits, statute of limitation expirations or final settlements of uncertain tax positions in multiple jurisdictions. Our policy is to recognize interest income, interest expense and penalties related to our tax positions within the tax provision.

Note 15. Fair Value Measurements

The period-end carrying amounts of cash and cash equivalents, receivables, restricted cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported in interest and net investment income in the Condensed Consolidated Statements of Operations and Comprehensive Income. The carrying amount of total debt was $878 million and $920 million, and the estimated fair value was $951 million and $989 million as of June 30, 2021 and December 31, 2020, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of June 30, 2021 and December 31, 2020.

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

Cross-currency interest rate swaps are valued using forward foreign currency exchange rates obtained from third-party market data providers. The fair value of each contract is the sum of the expected future settlements between the contract counterparties, discounted to present value. The expected future settlements are determined by comparing the contract foreign exchange rate between the U.S. dollar and Swedish krona as of each settlement date and applying the difference between the two rates to the notional amount of the investment in the cross-currency interest rate swap contracts.

Changes in the fair value of the interest rate swap contracts, fuel swap contracts and cross-currency interest rate swap designated as a net investment hedge are recorded within Other comprehensive (loss) income on the Condensed Consolidated Statements of Financial Position. Changes in the fair value of the cross-currency interest rate swap designated as a cash flow hedge are recorded within Selling and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income, offsetting foreign currency fluctuations on the hedged instrument. Interest accruals and coupon payments are recognized directly in interest expense, thus reflecting a Swedish krona fixed rate. Upon discontinuation of the net investment hedge, the changes in spot value and any amounts excluded from the assessment of hedge effectiveness that have not been recognized in earnings will remain within CTA until the hedged net investment is sold, diluted, or liquidated.

We have not changed our valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the three month periods ended June 30, 2021 and 2020.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented were as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2021:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$15	$15	$—	$—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	6	—	—	6
Total financial assets		$21	$15	$—	$6
Financial Liabilities:
Cross-currency interest rate swap	Other long-term obligations, primarily self-insured claims	$11	$—	$11	$—
Net investment hedge	Other long-term obligations, primarily self-insured claims	18	—	18	—
Interest rate swap contract	Accrued liabilities—Other and Other long-term obligations, primarily self-insured claims	19	—	19	—
Total financial liabilities		$48	$—	$48	$—

As of December 31, 2020:
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$14	$14	$—	$—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	3	—	—	3
Total financial assets		$18	$14	$—	$3
Financial Liabilities:
Cross-currency interest rate swap	Other long-term obligations, primarily self-insured claims	$15	$—	$15	$—
Net investment hedge	Other long-term obligations, primarily self-insured claims	23	—	23	—
Interest rate swap contract	Accrued liabilities—Other and Other long-term obligations, primarily self-insured claims	34	—	34	—
Total financial liabilities		$72	$—	$72	$—

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

	Fuel Swap
	Contract
	Assets
(In millions)	(Liabilities)	Location of Gain (Loss) included in Earnings
Balance as of December 31, 2020	$3
Total gains (losses) (realized and unrealized)
Included in earnings	3	Cost of services rendered and products sold
Included in other comprehensive income	3
Settlements	(3)
Balance as of June 30, 2021	$6

Balance as of December 31, 2019	$1
Total gains (losses) (realized and unrealized)
Included in earnings	2	Cost of services rendered and products sold
Included in other comprehensive income	(4)
Settlements	—
Balance as of June 30, 2020	$(2)

The following tables present information relating to the significant unobservable inputs of our Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of June 30, 2021:
Fuel swap contracts	$6	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.96 - $3.34	$3.14
As of December 31, 2020:
Fuel swap contracts	$3	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.20 - $2.58	$2.44

___________________________________

(1)Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

As of June 30, 2021, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $18 million, maturing through 2022. Under the terms of our fuel swap contracts, we are required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of June 30, 2021, we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were issued under the Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. See Note 9 to the condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in accumulated other comprehensive income and for the amounts reclassified out of accumulated other comprehensive income and into earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a gain of less than $1 million, net of tax, as of June 30, 2021. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

A reconciliation of the amounts included in the computation of basic earnings per share from continuing operations and diluted earnings per share from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In millions, except per share data)	2021	2020	2021	2020
Income from continuing operations	$54	$40	$81	$41
Weighted-average common shares outstanding	127.4	131.9	129.3	133.4
Effect of dilutive securities:
RSUs	0.3	0.1	0.3	0.1
Stock options(1)	0.2	0.0	0.2	0.0
Weighted-average common shares outstanding—assuming dilution	127.8	132.0	129.8	133.5
Basic earnings per share from continuing operations	$0.42	$0.30	$0.63	$0.31
Diluted earnings per share from continuing operations	$0.42	$0.30	$0.62	$0.31

___________________________________

(1)Options to purchase 0.1 million and 1.6 million shares for the three months ended June 30, 2021, and 2020, respectively, and 0.1 million and 1.4 million shares for the six months ended June 30, 2021, and 2020, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

COVID-19

Since March 11, 2020 when the World Health Organization designated COVID-19 as a global pandemic, we have experienced increased demand in our residential pest management and termite and home services service lines as customers are spending more time at home. We have also experienced disruptions in our business, primarily in the commercial pest management service line, driven by temporary business closures and service postponements, and in our product sales and other service line. We expect the commercial pest market to stabilize to more normalized growth levels throughout the remainder of 2021. We continue to focus on initiatives to ensure the safety and productivity of our teammates, including personal protective equipment and safety policies and measures for field teammates, and technology to facilitate remote working, with most back-office and all call center teammates working remotely and field support teammates working remotely where possible. We will continue to evaluate the benefits, opportunities and risks identified from our remote working experiences to sustain and identify ways to reduce ongoing operating costs while balancing operational performance. It is reasonably possible that we could recognize additional lease impairment charges within the next 12 months, which could be material, if, for example, any subleases entered into are for less than our fixed rent. Refer to Results of Operations below for further discussion of the impact of COVID-19 on our business.

Leadership Changes

On May 18, 2021, Mark Tomkins retired as a member of our board of directors. On June 29, 2021, the board expanded its directorships by two and appointed Teresa M. Sebastian and Chris S. Terrill as independent members of the board of directors to fill the vacancies created by the expansion.

On July 6, 2021, Deidre Richardson joined the Company as Senior Vice President, General Counsel and Corporate Secretary, and Joy Wald joined as Senior Vice President and Chief Information Officer.

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

Revenue. Our revenue results are primarily a function of the volume and pricing of the services and products provided to our customers by our business as well as the mix of services and products provided across our business. The volume of our revenue is impacted by new unit sales, the retention of our existing customers and acquisitions. We serve both residential and commercial customers, principally in the U.S. We expect to continue our tuck-in acquisition program and to periodically evaluate other strategic acquisitions. As of June 30, 2021, approximately 94 percent of our revenue was generated by sales in the United States.

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

Net Income and Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted-

average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options and RSUs are reflected in diluted net income per share by applying the treasury stock method. The presentation of basic and diluted earnings per share provides GAAP measures of performance which are useful for investors, analysts and other interested parties in company-to-company operating performance comparisons.

Adjusted EBITDA. We evaluate performance and allocate resources based primarily on Adjusted EBITDA. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or any other performance measures derived in accordance with GAAP. We define Adjusted EBITDA as net income before: depreciation and amortization expense; acquisition-related costs; Mobile Bay Formosan termite settlement; non-cash stock-based compensation expense; restructuring and other charges; net earnings from discontinued operations; provision for income taxes; and interest expense. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, acquisition activity, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives and equity-based, long-term incentive plans. Our definition of Adjusted EBITDA may not be calculated or comparable to similarly titled measures of other companies.

A reconciliation of Net income to Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Net Income	$54	$53	$81	$67
Depreciation and amortization expense	26	27	54	55
Acquisition-related costs	(1)	—	(1)	1
Mobile Bay Formosan termite settlement	4	—	4	—
Non-cash stock-based compensation expense	5	5	11	10
Restructuring and other charges	2	8	9	12
Net earnings from discontinued operations	—	(13)	—	(26)
Provision for income taxes	20	18	31	16
Interest expense	11	22	23	45
Adjusted EBITDA	$123	$119	$213	$179

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

Effect of Weather Conditions

The demand for our services and our results of operations are also affected by weather conditions, including the seasonal nature of our termite and pest management services. Weather conditions which have a potentially unfavorable impact to our business include cooler temperatures or droughts which can impede the development of termite swarms and lead to lower demand for our termite control services. Weather conditions which have a potentially favorable impact to our business include mild winters which can lead to higher demand for termite and pest management services.

Results of Operations

The following tables shows the results of operations from continuing operations for the three and six months ended June 30, 2021 and 2020, which reflects the results of acquired businesses from the relevant acquisition dates.

	Three Months Ended		Increase
	June 30,		(Decrease)	% of Revenue
(In millions)	2021	2020	2021 vs. 2020	2021	2020
Revenue	$560	$534	5%	100%	100%
Cost of services rendered and products sold	318	297	7	57	56
Selling and administrative expenses	143	143	—	26	27
Amortization expense	10	9	7	2	2
Acquisition-related costs	(1)	—	*	—	—
Mobile Bay Formosan termite settlement	4	—	*	1	—
Restructuring and other charges	2	8	*	—	1
Interest expense	11	22	(49)	2	4
Interest and net investment income	(1)	(1)	*	—	—
Income from Continuing Operations before Income Taxes	73	57	*	13	11
Provision for income taxes	20	18	*	4	3
Equity in earnings of joint venture	1	1	*	—	—
Income from Continuing Operations	$54	$40	*	10%	7%

________________________________

* not meaningful

	Six Months Ended		Increase
	June 30,		(Decrease)	% of Revenue
(In millions)	2021	2020	2021 vs. 2020	2021	2020
Revenue	$1,032	$990	4%	100%	100%
Cost of services rendered and products sold	588	577	2	57	58
Selling and administrative expenses	280	283	(1)	27	29
Amortization expense	19	18	8	2	2
Acquisition-related costs	(1)	1	*	—	—
Mobile Bay Formosan termite settlement	4	—	*	—	—
Restructuring and other charges	9	12	*	1	1
Interest expense	23	45	(49)	2	5
Interest and net investment income	(1)	(1)	*	—	—
Income from Continuing Operations before Income Taxes	110	56	*	11	6
Provision for income taxes	31	16	*	3	2
Equity in earnings of joint venture	2	1	*	—	—
Income from Continuing Operations	$81	$41	*	8%	4%

________________________________

* not meaningful

Revenue

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

We reported revenue of $560 million and $534 million for the three months ended June 30, 2021 and 2020, respectively. Revenue by service line was as follows:

	Three Months Ended
	June 30,
(In millions)	2021	2020	Growth		Organic		Acquired
Residential Pest Management	$192	$182	$10	5%	$7	4%	$3	1%
Commercial Pest Management	141	124	17	14%	13	10%	4	3%
Termite and Home Services	193	196	(3)	(2)%	(4)	(2)%	—	—%
Sales of Products and Other	34	32	3	8%	3	8%	—	—%
Total revenue	$560	$534	$26	5%	$19	4%	$7	1%

Revenue growth was $26 million year over year, or five percent. Foreign currency fluctuations contributed $4 million, or approximately one percent, of total organic revenue growth.

Residential pest management revenue growth was five percent, reflecting organic revenue growth of four percent. Organic revenue growth was driven by improved price realization and improved trailing 12-month customer retention rates, offset, in part, by lower one-time sales. Residential pest management revenue also increased one percent from acquisitions completed in the last 12 months.

Commercial pest management growth was 14 percent. Organic revenue growth of 10 percent was driven by the continued steady improvement in temporary cancellations and improved price realization in the domestic commercial business in the wake of the COVID-19 pandemic as well as double-digit international growth. Foreign currency fluctuations contributed $4 million, or three percent, of the commercial pest management organic revenue growth. Commercial pest management revenue also increased three percent from acquisitions completed in the last 12 months.

Termite revenue decreased two percent. Home services, which are managed as a component of our termite line of business and include wildlife exclusion, crawl space encapsulation and attic insulation, growth was three percent, primarily as a result of improved cross selling opportunities to existing customers. A one percent decline in core termite completions year over year was primarily driven by double-digit growth in core termite completions in the same quarter of 2020. Termite renewals decreased five percent, primarily due to an approximately $5 million impact from the change in the timing of revenue recognition in our new monthly subscription-based termite offering.

In the three months ended June 30, 2021, termite renewal revenue comprised 41 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

Sales of products and other revenue growth was eight percent due to the COVID-19 impacts on three months ended June 30, 2020 revenue.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

We reported revenue of $1,032 million and $990 million for the six months ended June 30, 2021 and 2020, respectively. Revenue by service line was as follows:

	Six Months Ended
	June 30,

(In millions)	2021	2020	Growth		Organic		Acquired
Residential Pest Management	$358	$341	$17	5%	$14	4%	$3	1%
Commercial Pest Management	270	248	21	9%	16	7%	5	2%
Termite and Home Services	354	351	3	1%	3	1%	—	—%
Sales of Products and Other	50	50	—	—%	—	—%	—	—%
Total revenue	$1,032	$990	$42	4%	$33	3%	$9	1%

Revenue growth was $42 million year over year, or four percent. Foreign currency fluctuations contributed $7 million, or approximately one percent, of total organic revenue growth.

Residential pest management revenue growth was five percent, reflecting organic growth of four percent. Organic revenue growth was driven by improved price realization and improved trailing 12-month retention rates, offset, in part, by lower one-time sales. Residential pest management revenue also increased one percent from acquisitions completed in the last 12 months.

Commercial pest management revenue growth was nine percent. Organic revenue growth of seven percent was driven by the continued steady improvement in temporary cancellations and improved price realization in the domestic commercial business in the wake of the COVID-19 pandemic as well as strong double-digit international growth. Foreign currency fluctuations contributed $7 million, or three percent, of the commercial pest management organic revenue growth. Commercial pest management revenue also increased two percent from acquisitions completed in the last 12 months.

Termite revenue growth was one percent. Termite completions increased three percent, driven by sales of our new monthly pay tiered termite product. Home services, which are managed as a component of our termite line of business and include wildlife exclusion, crawl space encapsulation and attic insulation, growth was eight percent, primarily as a result of improved cross selling opportunities to existing customers. Termite renewals decreased four percent, primarily due to an approximately $10 million impact from the change in the timing of revenue recognition in our new monthly subscription-based termite offering.

Sales of Product and Other remained flat as the growth experienced in the second quarter of 2021 was offset by the impact of tighter inventory management by larger distributors and increased transit times on shipments of products to customers in response to COVID-19 in the first quarter of 2021.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $318 million and $297 million for the three months ended June 30, 2021 and 2020, respectively, and $588 and $577 million for the six months ended June 30, 2021 and 2020, respectively.

For the three months ended June 30, 2021 compared to June 30, 2020, costs of services rendered and products sold increased seven percent, or one percent as a percentage of revenue, primarily attributable to the flowthrough from higher revenue. Production labor increased $6 million as a result of increased turnover from the historic lows in 2020 which resulted in increased overtime pay in 2021, as well as a revenue mix shift due to strong growth in commercial pest management. This was offset, in part, by a $4 million decrease in chemicals and materials and vehicle costs, driven by lower chemical and fuel costs and improvements in our fleet management. Indirect costs to serve our customers, primarily at our contact centers, increased over prior year as we align administrative functions as a singularly focused pest management company, offsetting a decrease in general and administrative costs.

For the six months ended June 30, 2021 compared to June 30, 2020, costs of services rendered and products sold increased two percent, or decreased one percent as a percentage of revenue, primarily attributable to the flowthrough from higher revenue. Production labor was flat for the year to date period, driven, in part, by improved labor management in the first quarter of 2021 and COVID-19-related inefficiencies which negatively impacted the first quarter of 2020, offset by increased turnover and overtime pay and the impact of a revenue mix shift due to strong growth in commercial pest management in the second quarter of 2021. Other direct cost productivity decreased $10 million, driven by lower chemical costs and fuel prices and improvements in our fleet management. Termite damage claims increased $3 million year over year, driven by higher costs per Non-Litigated Claim due, in part, to inflationary pressure on building materials and contractor costs. Indirect costs to serve our customers, primarily at our contact centers, increased over prior year as we align administrative functions as a singularly focused pest management company, offsetting a decrease in general and administrative costs.

Selling and Administrative Expenses

The following table provides a summary of selling and administrative expenses for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Selling and marketing expenses	$72	$70	$131	$130
General and administrative expenses	71	73	149	153
Total Selling and administrative expenses	$143	$143	$280	$283

Selling and marketing expenses increased in both the three and six months ended June 30, 2021 compared to June 30, 2020, primarily related to increased commission payments and flat marketing costs as a percent of revenue. General and administrative costs decreased in both the three and six months ended June 30, 2021 compared to June 30, 2020, primarily due to back-office reductions as the company aligns itself as a singularly focused pest management business. This decrease was offset by investments in the Customer Experience Platform (“CxP”) and Terminix Way, which increased $2 million in the second quarter of 2021 compared to 2020 as we launched the Terminix Way initiative and begin to roll out CxP. We believe the Terminix Way initiative will enhance standard operating procedures, develop robust training curriculums and establish career paths for our teammates, while CxP will improve our marketing capabilities and service delivery through an easy-to-use, best-in-class operating system. We expect selling and administrative expenses to increase slightly in 2021 as we implement the Terminix Way initiative and roll out CxP.

Amortization Expense

Amortization expense was $10 million and $9 million in the three months ended June 30, 2021 and 2020, respectively, and $19 million and $18 million in the six months ended June 30, 2021 and 2020. The increase in amortization expense primarily reflects the effect of recent acquisitions.

Acquisition-Related Costs

In the three and six months ended June 30, 2021, we reversed a previously accrued contingent consideration related to an acquisition for approximately $2 million as the contingency was not met. This offset approximately $1 million of acquisition-related costs incurred in the three and six months ended June 30, 2021. There were no acquisition related costs in the three months ended June 30, 2020. Acquisition-related costs were $1 million in the six months ended June 30, 2020.

Mobile Bay Formosan Termite Settlement

We incurred $4 million of additional costs related to the Mobile Bay Formosan termite settlement (as defined below) in the three and six months ended June 30, 2021, related to an increase in the projected customer response regarding certain remedies mandated by the Settlement, as described in Note 6 to the unaudited condensed consolidated financial statements.

Restructuring and Other Charges

We incurred restructuring charges of approximately $2 million and $8 million in the three months ended June 30, 2021 and 2020, respectively, and $9 million and $12 million in the six months ended June 30, 2021 and 2020, respectively. Restructuring and Other Charges primarily included severance and costs to simplify our back-office and align administrative functions as a singularly focused pest management company following the sale of the ServiceMaster Brands Divestiture Group.

Interest Expense

Interest expense was $11 million and $22 million in the three months ended June 30, 2021 and 2020, respectively, and $23 million and $45 million in the six months ended June 30, 2021 and 2020, respectively. The decrease in interest expense was principally driven by the retirement of all $750 million of our 5.125% Notes on November 15, 2020, using proceeds from the sale of the ServiceMaster Brands Divestiture Group.

Interest and Net Investment Income

Interest and net investment income was $1 million in the each of the three and six months ended June 30, 2021 and 2020. Interest and net investment income is comprised primarily of net investment gains from equity investments and interest income on other cash balances.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes was $73 million for the three months ended June 30, 2021 compared to $57 million for the three months ended June 30, 2020. Income from continuing operations before income taxes was $110 million for the six months ended June 30, 2021 compared to $56 million for the three months ended June 30, 2020. The change in income from continuing operations before income taxes in both periods primarily reflects the realization of cost savings and efficiency initiatives, as well as reduced interest driven by less long-term debt outstanding.

Provision for Income Taxes

The effective tax rate on income from continuing operations was 27.9 percent and 31.0 percent for the three months ended June 30, 2021 and 2020, respectively, and 28.1 percent and 28.5 percent for the six months ended June 30, 2021 and 2020, respectively.

Net Earnings from Discontinued Operations

Net earnings from discontinued operations were $13 million and $26 million for the three and six months ended June 30, 2020, reflecting the results of the ServiceMaster Brands Divestiture Group for the period.

Net Income

Net income was $54 million and $53 million for the three months ended June 30, 2021 and 2020, respectively, which was primarily driven by a $14 million increase in income from continuing operations and $13 million lower net earnings from discontinued operations in the three months ended June 30, 2021. Net income was $81 million and $67 million for the six months ended June 30, 2021 and 2020, respectively, which was primarily driven by a $40 million increase in income from continuing operations and $26 million lower net earnings from discontinued operations in the three months ended June 30, 2021.

Adjusted EBITDA

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table provides a summary of changes in Adjusted EBITDA for the three months ended June 30, 2021 compared to the three months ended June 30, 2020:

(In millions)
Three Months Ended June 30, 2020	$119
Impact of change in revenue	13
Production labor	(6)
Other direct productivity	4
Termite damage claims	(1)
Investments in CxP and Terminix Way	(2)
Sales and marketing	(3)
Insurance program	1
Other	(2)
Three Months Ended June 30, 2021	$123

Production labor increased $6 million, related to increased turnover from historic lows in 2020 which resulted in increased overtime pay in 2021, and a revenue mix shift due to strong growth in commercial pest management. Other direct cost productivity, which included chemicals and materials and vehicle costs, decreased $4 million year over year, primarily driven by lower chemical costs, improvements in fleet management and lower fuel prices. Termite damage claims expenses increased $1 million driven by higher costs per Non-Litigated Claim due, in part, to inflationary pressure on building materials and contractor costs, primarily in the Mobile Bay Area. Investments in CxP and Terminix Way increased $2 million as we launch the Terminix Way initiative and begin to roll out CxP. Sales and marketing increased $3 million related to increased commission payments and flat marketing costs as a percent of revenue. Insurance reserves decreased $1 million year over year due to higher favorable adjustments in the second quarter of 2021 compared to the second quarter of 2020. Other includes, among other things, indirect costs to serve our customers, primarily at our contact centers, which increased over prior year as we align administrative functions as a singularly focused pest management company. This increase was offset, in part, by a decrease in general and administrative costs from back-office reductions.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table provides a summary of changes in Adjusted EBITDA for the six months ended June 30, 2021 compared to the six months ended June 30, 2020:

(In millions)
Six Months Ended June 30, 2020	$179
Impact of change in revenue	20
Other direct productivity	10
Termite damage claims	(3)
Investments in CxP and Terminix Way	(2)
General and administrative, including back-office simplification	3
Sales and marketing costs	(1)
Travel	4
Insurance program	5
Other	(3)
Six Months Ended June 30, 2021	$213

Other direct cost productivity decreased $10 million, primarily driven by lower chemical costs, improvements in fleet management and lower fuel prices. Termite damage claims expenses increased $3 million, driven by higher cost per Non-Litigated Claim due, in part, to inflationary pressure on building materials and contractor costs, primarily in the Mobile Bay Area. Investments in CxP and Terminix Way increased $2 million as we launch the Terminix Way initiative and begin to roll out CxP. General and administrative costs decreased primarily due to back-office reductions as the company aligns itself as a singularly focused pest management company, offset by indirect costs to serve our customers, primarily at our contact centers. Sales and marketing increased $1 million related to increased commission payments and flat marketing costs as a percent of revenue. Travel costs decreased as a result of COVID-19. Insurance reserves decreased $5 million year over year, driven by $4 million of favorable adjustments year to date in 2021 compared to a $1 million unfavorable adjustment year to date in 2020. Other includes, among other things, indirect costs to serve our customers, primarily at our contact centers, which increased over prior year as we align administrative functions as a singularly focused pest management company. This increase was offset, in part, by a decrease in general and administrative costs from back-office reductions.

Termite Damage Claims

A summary of Litigated Claims and Non-Litigated Claims for the three and six months ended June 30, 2021 and 2020 was as follows:

	Litigated Claims			Non-Litigated Claims
	Mobile Bay	All Other		Mobile Bay	All Other
	Area	Regions	Total	Area	Regions	Total
Outstanding claims as of December 31, 2019	56	11	67	376	618	994
New claims filed	6	2	8	127	505	632
Claims resolved	(6)	—	(6)	(183)	(546)	(729)
Outstanding claims as of March 31, 2020	56	13	69	320	577	897
New claims filed	8	5	13	147	669	816
Claims resolved	(1)	(2)	(3)	(168)	(501)	(669)
Outstanding claims as of June 30, 2020	63	16	79	299	745	1,044

Outstanding claims as of December 31, 2020	49	16	65	258	846	1,104
New claims filed	7	5	12	89	529	618
Claims resolved	(9)	(2)	(11)	(144)	(630)	(774)
Outstanding claims as of March 31, 2021	47	19	66	203	745	948
New claims filed	12	7	19	112	687	799
Claims resolved	(11)	—	(11)	(131)	(560)	(691)
Outstanding claims as of June 30, 2021	48	26	74	184	872	1,056

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

A summary of Litigated Claims and Non-Litigated Claims reserve activity for the three and six months ended June 30, 2021 and 2020 is as follows:

	Litigated Claims			Non-Litigated Claims
	Mobile Bay	All Other		Mobile Bay	All Other
(In millions)	Area	Regions	Total	Area	Regions	Total
Reserve as of December 31, 2019	$40	$12	$52	$15	$13	$28
Expense	3	3	5	2	4	6
Payments	(3)	(1)	(3)	(3)	(5)	(8)
Reserves as of March 31, 2020	40	14	54	15	12	27
Expense	7	2	9	2	4	6
Payments	(4)	(1)	(5)	(3)	(5)	(8)
Reserve as of June 30, 2020	$43	$15	$58	$14	$11	$25

Reserve as of December 31, 2020	$35	$13	$47	$14	$11	$25
Expense	3	2	5	3	6	10
Payments	(6)	(1)	(7)	(5)	(6)	(11)
Reserves as of March 31, 2021	32	13	45	12	11	24
Expense	4	4	8	4	8	12
Payments	(6)	—	(6)	(5)	(6)	(11)
Reserve as of June 30, 2021	$30	$17	$47	$11	$13	$24

In addition, our results of operations for the three and six months ended June 30, 2021 include charges for legal fees associated with Litigated Claims of $1 million and $3 million, respectively. Our results of operations for the three and six months ended June 30, 2020 include charges for legal fees associated with Litigated Claims of $2 million and $4 million, respectively, and costs related to mitigation efforts in the Mobile Bay Area of $2 million and $3 million, respectively.

Liquidity and Capital Resources

Liquidity

A portion of our liquidity needs are due to service requirements on our indebtedness. The Credit Facilities contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of June 30, 2021, we were in compliance with the covenants under the agreements that were in effect on such date.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Credit Facilities. As of June 30, 2021, we had $691 million of immediate liquidity, which consisted of available cash and cash equivalents and available borrowings under our Existing Revolving Credit Facility.

At June 30, 2021, there were $22 million of letters of credit outstanding and $378 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts. We also have $89 million of cash collateral under our automobile, general liability and workers’ compensation insurance program that is included as Restricted cash on the Condensed Consolidated Statements of Financial Position as of June 30, 2021. We may from time to time change the amount of cash or marketable securities used to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program. The amount of cash or marketable securities utilized to satisfy these collateral requirements will depend on the relative cost of the issuance of letters of credit under the new Revolving Credit Facility and our cash position. Any change in cash or marketable securities used as collateral would result in a corresponding change in our available borrowing capacity under the new Revolving Credit Facility.

On September 25, 2020, our board of directors approved a three-year $400 million share repurchase program. Under the share repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of June 30, 2021, we had $43 million of authority remaining under this program.

Under the terms of our fuel swap contracts, we are required to post collateral in the event the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the agreement with the counterparty. As of June 30, 2021, the estimated fair value of our fuel swap contracts was a net asset of $6 million, and we had posted $2 million in letters of credit as collateral under our fuel hedging program. The continued use of letters of credit for this purpose in the future could limit our ability to post letters of credit for other purposes and could limit our borrowing availability under the Revolving Credit Facility. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

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

Capital Resources

Fleet and Equipment Financing Arrangements

Our Fleet Agreement allows us to obtain fleet vehicles through a leasing program, among other things. We expect to fulfill substantially all of our vehicle fleet needs through the leasing program under the Fleet Agreement. For the six months ended June 30, 2021, we acquired $22 million of vehicles through the leasing program under the Fleet Agreement. All leases under the Fleet Agreement are finance leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin ranging from 1.33 percent to 2.45 percent. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement.

We anticipate new lease financings, including the Fleet Agreement and incremental leasing programs, for the full year 2021 will range from $60 million to $70 million. We expect to fulfill all our ongoing vehicle fleet needs through vehicle finance leases.

Other Capital Requirements

We anticipate capital expenditures for the full year 2021 will range from $30 million to $40 million, reflecting ongoing technology projects and recurring capital needs. We incurred $12 million of such costs in the six months ended June 30, 2021.

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

	Six Months Ended
	June 30,
(In millions)	2021	2020
Net cash provided from (used for):
Operating activities	$151	$172
Investing activities	(56)	(36)
Financing activities	(409)	(140)
Discontinued operations	12	28
Effect of exchange rate changes on cash	—	(1)
Cash (decrease) increase during the period	$(302)	$22

Operating Activities

Net cash provided from operating activities from continuing operations decreased $21 million to $151 million for the six months ended June 30, 2021 compared to $172 million for six months ended June 30, 2020.

Net cash provided from operating activities for the six months ended June 30, 2021 comprised $168 million in earnings adjusted for non-cash charges and $21 million increase in cash required for working capital (a $23 million increase excluding the working capital impact of accrued interest and taxes), offset, in part, by $7 million in payments related to restructuring and other charges and acquisition-related costs. For the six months ended June 30, 2021, working capital requirements were favorably impacted by seasonal activity and the timing of interest and income tax payments. We deferred approximately $30 million of payroll taxes under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in 2020. We expect to pay 50 percent of the payroll deferral in 2021 and the remainder in 2022.

Additionally, we incurred $9 million of costs to implement our new customer experience platform in the six months ended June 30, 2021, which are included within Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Position and Inventories and other current assets on the Condensed Consolidated Statements of Cash Flows.

Net cash provided from operating activities for the six months ended June 30, 2020 comprised $119 million in earnings adjusted for non-cash charges and a $62 million decrease in cash required for working capital (a $26 million decrease excluding the working capital impact of accrued interest and taxes), offset, in part, by $10 million in payments related to restructuring and other charges and acquisition related cost. For the six months ended June 30, 2020, working capital requirements were favorably impacted by the deferral of payroll and income tax payments under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and the collection of a federal income tax refund.

Investing Activities

Net cash used for investing activities from continuing operations was $56 million for the six months ended June 30, 2021, compared to $36 million for the six months ended June 30, 2020.

Cash paid for business acquisitions was $45 million for the six months ended June 30, 2021, compared to $24 million for the six months ended June 30, 2020. We expect to continue our tuck-in acquisition program and to periodically evaluate other strategic acquisitions.

Capital expenditures were $12 million and $15 million for the six months ended June 30, 2021 and 2020, respectively, and included recurring capital needs, and information technology projects.

Cash flows used for notes receivable, net, for the six months ended June 30, 2021 were negligible. Cash flows received for notes receivable, net, for the six months ended June 30, 2020 totaled $3 million.

Financing Activities

Net cash used for financing activities from continuing operations was $409 million for the six months ended June 30, 2021 compared to $140 million for the six months ended June 30, 2020.

During the six months ended June 30, 2021, we repurchased $350 million of common stock and received $8 million from the issuance of common stock through the exercise of stock options. In addition, we repaid $67 million of debt, which included approximately $40 million, net of accreted interest, primarily related to deferred purchase price and an earnout the 2018 purchase of Copesan. During the six months ended June 30, 2020, we repurchased $103 million of common stock and received $3 million from the issuance of common stock through the exercise of stock options. In addition, we repaid $40 million of debt.

Mobile Bay Formosan Termite Settlement

In November 2020, the Company entered into the Settlement with the Office of the AL AG and other Alabama state regulators, primarily related to our termite renewal pricing changes we made in our branches in the Mobile Bay Area in 2019 and certain other termite inspection and treatment practices regarding the control of Formosan termites in that area that allegedly violated the ADTPA. The Settlement provides for: immediate remediation measures to be provided directly to current and former customers in the Mobile Bay Area, including refunds of certain price increases, rebates to certain former customers, the establishment of a $25 million consumer fund and a related receiver to oversee our compliance with these commitments and to act as an arbitrator for certain Non-litigated Claims; the reimbursement of certain investigative and monitoring costs incurred by the AL AG’s office and the Department of Agriculture and Industries; and a university endowment intended to support termite and pest management research with an emphasis on Formosan termite research. The Company has also agreed to pay the state of Alabama $19 million.

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

In the fourth quarter of 2020, the Company funded the $25 million consumer fund, from which certain monetary liabilities from settlements of, or judgments in, the covered Settlement are paid by the fund’s receiver. The amount in the consumer fund is held in escrow by the receiver and is classified as a deposit within Prepaid expenses and other assets and with an offsetting liability recorded within Accrued liabilities – Other on the Consolidated Statements of Financial Position. The fund’s receiver paid a total of $5 million from escrow through the second quarter of 2021. In the second quarter of 2021, the Company recorded an increase in expense related to the settlement of $4 million due to a higher than anticipated customer participation rate.

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

We have hedged substantially all of our variable rate debt under our interest rate swap and, therefore, we believe our exposure to interest rate fluctuations, when viewed on a net basis, is not material to our overall results of operations. Assuming all revolving loans were fully drawn as of June 30, 2021, each one percentage point change in interest rates would result in an approximate $4 million change in annual interest expense on our Revolving Credit Facility.

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 12 million gallons of fuel in 2021. As of June 30, 2021, a 10 percent change in fuel prices would result in a change of approximately $4 million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of June 30, 2021, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $18 million, maturing through 2022. The estimated fair value of these contracts as of June 30, 2021 was a net asset of $6 million. These fuel swap contracts provide a fixed price for approximately 93 percent of our estimated fuel usage for the remainder of 2021.

Subsequent to June 30, 2021, we entered into fuel swap contracts that provide a fixed price for approximately 48 percent of our estimated fuel usage for 2022.

Foreign Currency Risk

We are exposed to foreign currency exchange risk in Swedish krona, Norwegian krone, the euro, British pound, Canadian dollar, Mexican peso and Chinese yuan. A strengthening of the U.S. dollar relative to the currencies of the foreign countries in which we operate can have an impact on our operating results.

We have entered into a cross currency interest rate swap and a net investment hedge to mitigate the financial impact of fluctuations in foreign currency exchange rates between the U.S. dollar and Swedish krona, our largest foreign currency exposure. These instruments provide a fixed translation rate on our approximately $200 million investment in Nomor. A hypothetical 10 percent adverse movement in foreign currency exchange rates compared to the U.S. dollar relative to exchange rates on June 30, 2021, would have resulted in a change in the fair value of this investment of approximately $20 million. The impact on income and other comprehensive income from these hypothetical changes in foreign currency exchange rates would be substantially offset by the impact such changes would have on the related cross currency swap and net investment hedge contracts, respectively, which are in place for the related foreign currency denominated investment.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer, Brett T. Ponton, and Executive Vice President and Chief Financial Officer, Robert J. Riesbeck, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Ponton and Riesbeck have concluded that both the design and operation of our disclosure controls and procedures were effective as of June 30, 2021.

Changes in internal control over financial reporting

No changes in our internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF REGISTERED SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total number of	Maximum dollar value
			shares purchased as	of shares that may yet
			part of publicly	be purchased under
	Total number of	Average price	announced plans or	the plans or programs
Period	shares purchased	paid per share	programs	(in millions)(1)
January 1, 2021 through March 31, 2021	3,514,693	$48.12	3,514,693	$225
Q2 2021:
April 1, 2021 through April 30, 2021	356,657	47.95	356,657	208
May 1, 2021 through May 31, 2021	1,768,718	48.57	1,768,718	122
June 1, 2021 through June 30, 2021	1,593,536	49.17	1,593,536	43
April 1, 2021 through June 30, 2021	3,718,911	$48.77	3,718,911	$43
Total	7,233,604	$48.48	7,233,604	$43

__________________________________

(1)On September 25, 2020, our board of directors authorized a three-year share repurchase program, under which we are authorized to repurchase up to $400 million of outstanding shares of our common stock through September 25, 2023.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*	Schedule of Signatories to a Director Indemnification Agreement
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

___________________________________

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2021

TERMINIX GLOBAL HOLDINGS, INC.
(Registrant)

By:	/s/ Robert J. Riesbeck
Robert J. Riesbeck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)