Form 10-Q
period 2021-09-30
TERMINIX GLOBAL HOLDINGS INC
filed 2021-11-03
CIK 1428875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of October 28, 2021: 121,148,869 shares of common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$530	$512	$1,562	$1,502
Cost of services rendered and products sold	309	299	897	876
Selling and administrative expenses	142	140	422	423
Amortization expense	10	9	29	26
Acquisition-related costs	1	(1)	—	—
Mobile Bay Formosan termite settlement	—	49	4	49
Fumigation related matters	—	—	1	—
Restructuring and other charges	2	2	10	14
Goodwill impairment	3	—	3	—
Interest expense	11	22	34	67
Interest and net investment income	—	(1)	(2)	(2)
Loss on extinguishment of debt	—	1	—	1
Income (Loss) from Continuing Operations before Income Taxes	52	(7)	162	50
Provision for income taxes	14	15	45	31
Equity in earnings of joint ventures	1	1	2	2
Income (Loss) from Continuing Operations	38	(21)	119	20
Net earnings from discontinued operations	—	14	—	40
Net Income (Loss)	$38	$(7)	$119	$61
Total Comprehensive Income (Loss)	$35	$(16)	$133	$3
Weighted-average common shares outstanding - Basic	124.3	132.0	127.6	132.9
Weighted-average common shares outstanding - Diluted	124.7	132.0	128.1	133.1
Basic Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.31	$(0.17)	$0.93	$0.14
Net earnings from discontinued operations	—	0.11	—	0.30
Net Income (Loss)	0.31	(0.06)	0.93	0.44
Diluted Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.31	$(0.17)	$0.93	$0.14
Net earnings from discontinued operations	—	0.11	—	0.30
Net Income (Loss)	0.30	(0.06)	0.93	0.44

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of	As of
	September 30,	December 31,
	2021	2020
Assets:
Current Assets:
Cash and cash equivalents	$156	$615
Receivables, less allowances of $31 and $25, respectively	219	206
Inventories	41	44
Prepaid expenses and other assets	149	145
Total Current Assets	564	1,010
Other Assets:
Property and equipment, net	193	182
Operating lease right-of-use assets	79	80
Goodwill	2,192	2,146
Intangible assets, primarily trade names, service marks and trademarks, net	1,101	1,111
Restricted cash	89	89
Notes receivable	32	31
Long-term marketable securities	15	14
Deferred customer acquisition costs	101	98
Other assets	78	75
Total Assets	$4,445	$4,837
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$108	$91
Accrued liabilities:
Payroll and related expenses	96	102
Self-insured claims and related expenses	72	76
Accrued interest payable	3	7
Other	94	99
Deferred revenue	105	102
Current portion of lease liability	17	17
Current portion of long-term debt	52	94
Total Current Liabilities	547	588
Long-Term Debt	845	826
Other Long-Term Liabilities:
Deferred taxes	370	346
Other long-term obligations, primarily self-insured claims	211	239
Long-term lease liability	93	96
Total Other Long-Term Liabilities	674	681
Commitments and Contingencies (Note 6)
Stockholders' Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 148,948,815 shares issued and 121,568,176 outstanding at September 30, 2021 and 148,400,384 shares issued and 132,080,845 shares outstanding at December 31, 2020)	2	2
Additional paid-in capital	2,386	2,359
Retained Earnings	960	841
Accumulated other comprehensive loss	(25)	(39)
Less common stock held in treasury, at cost (27,380,639 shares at September 30, 2021 and 16,319,539 shares at December 31, 2020)	(945)	(423)
Total Stockholders' Equity	2,378	2,741
Total Liabilities and Stockholders' Equity	$4,445	$4,837

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions)

				Retained	Accumulated
			Additional	Earnings	Other
		Common	Paid-in	(Accumulated	Comprehensive	Treasury		Total
	Shares	Stock	Capital	Deficit)	(Loss) Income	Shares	Amount	Equity
Balance December 31, 2019	148	$2	$2,334	$291	$9	(12)	$(313)	$2,322
Net income	—	—	—	14	—	—	—	14
Other comprehensive loss, net of tax	—	—	—	—	(50)	—	—	(50)
Total comprehensive income (loss)	—	—	—	14	(50)	—	—	(36)
Exercise of stock options	—	—	2	—	—	—	—	2
Stock-based employee compensation	—	—	5	—	—	—	—	5
Repurchase of common stock	—	—	—	—	—	(4)	(103)	(103)
Balance March 31, 2020	148	$2	$2,341	$305	$(41)	(16)	$(417)	$2,190
Net income	—	—	—	53	—	—	—	53
Other comprehensive income, net of tax	—	—	—	—	1	—	—	1
Total comprehensive income (loss)	—	—	—	53	1	—	—	54
Stock-based employee compensation	—	—	6	—	—	—	—	6
Balance June 30, 2020	148	$2	$2,348	$358	$(40)	(16)	$(417)	$2,251
Net loss	—	—	—	(7)	—	—	—	(7)
Other comprehensive loss, net of tax	—	—	—	—	(10)	—	—	(10)
Total comprehensive income (loss)	—	—	—	(7)	(10)	—	—	(16)
Stock-based employee compensation	—	—	4	—	—	—	—	4
Balance September 30, 2020	148	$2	$2,352	$351	$(49)	(16)	$(417)	$2,239

Balance December 31, 2020	148	$2	$2,359	$841	$(39)	(16)	$(423)	$2,741
Net income	—	—	—	27	—	—	—	27
Other comprehensive loss, net of tax	—	—	—	—	22	—	—	22
Total comprehensive income (loss)	—	—	—	27	22	—	—	49
Issuance of common stock	—	—	1	—	—	—	—	1
Exercise of stock options	—	—	4	—	—	—	—	4
Stock-based employee compensation	—	—	6	—	—	—	—	6
Repurchase of common stock	—	—	—	—	—	(4)	(169)	(169)
Balance March 31, 2021	149	$2	$2,370	$868	$(17)	(20)	$(592)	$2,631
Net income	—	—	—	54	—	—	—	54
Other comprehensive loss, net of tax	—	—	—	—	(5)	—	—	(5)
Total comprehensive income	—	—	—	54	(5)	—	—	48
Issuance of common stock	—	—	1	—	—	—	—	1
Exercise of stock options	—	—	3	—	—	—	—	3
Stock-based employee compensation	—	—	5	—	—	—	—	5
Repurchase of common stock	—	—	—	—	—	(4)	(181)	(181)
Balance June 30, 2021	149	$2	$2,379	$922	$(22)	(24)	$(773)	$2,508
Net income	—	—	—	38	—	—	—	38
Other comprehensive loss, net of tax	—	—	—	—	(3)	—	—	(3)
Total comprehensive income (loss)	—	—	—	38	(3)	—	—	35
Exercise of stock options	—	—	2	—	—	—	—	2
Stock-based employee compensation	—	—	4	—	—	—	—	4
Repurchase of common stock	—	—	—	—	—	(4)	(171)	(171)
Balance September 30, 2021	149	$2	$2,386	$960	$(25)	(27)	$(945)	$2,378

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2021	2020
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	$704	$368
Cash Flows from Operating Activities from Continuing Operations:
Net Income	119	61
Adjustments to reconcile net income to net cash provided from operating activities:
Net earnings from discontinued operations	—	(40)
Equity in earnings of joint venture	(2)	(2)
Depreciation expense	52	55
Amortization expense	29	26
Amortization of debt issuance costs	2	3
Amortization of lease right-of-use assets	11	14
Goodwill impairment	3	—
Fumigation related matters	1	—
Mobile Bay Formosan termite settlement	4	49
Deferred income tax provision	21	—
Stock-based compensation expense	15	13
Restructuring and other charges	10	14
Payments for restructuring and other charges	(8)	(9)
Payments for acquisition-related costs	(2)	(4)
Other	(23)	(23)
Change in working capital, net of acquisitions:
Receivables	(19)	(44)
Inventories and other current assets	(17)	(4)
Accounts payable	18	12
Deferred revenue	4	(1)
Accrued liabilities	(2)	52
Accrued interest payable	(4)	1
Current income taxes	3	39
Net Cash Provided from Operating Activities from Continuing Operations	216	211
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(17)	(20)
Sale of equipment and other assets	4	6
Business acquisitions, net of cash acquired	(86)	(29)
Origination of notes receivable	(51)	(26)
Collections on notes receivable	51	32
Net Cash Used for Investing Activities from Continuing Operations	(98)	(37)
Cash Flows from Financing Activities from Continuing Operations:
Payments of debt	(79)	(103)
Debt issuance costs paid	—	(2)
Repurchase of common stock	(522)	(103)
Issuance of common stock	11	4
Net Cash Used For Financing Activities from Continuing Operations	(590)	(205)
Cash Flows from Discontinued Operations:
Cash provided from operating activities	14	43
Cash used for investing activities	—	(1)
Cash used for financing activities	—	(1)
Net Cash Provided from Discontinued Operations	14	41
Effect of Exchange Rate Changes on Cash	(1)	(1)
Cash (Decrease) Increase During the Period	(459)	9
Cash and Cash Equivalents and Restricted Cash at End of Period	$245	$377

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

Sale of ServiceMaster Brands

On October 1, 2020, we completed the sale of the assets and liabilities of the ServiceMaster Brands businesses, which was comprised of the Amerispec, Furniture Medic, Merry Maids, ServiceMaster Clean and ServiceMaster Restore brands, certain assets and liabilities of ServiceMaster Acceptance Corporation, our former financing subsidiary, and the ServiceMaster trade name (the “ServiceMaster Brands Divestiture Group”). The sale of the ServiceMaster Brands Divestiture Group was to RW Purchaser LLC, an affiliate of investment funds managed by Roark Capital Management LLC (“Roark”). The ServiceMaster Brands Divestiture Group is reported in this Quarterly Report on Form 10-Q in discontinued operations.

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

Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our 2020 Form 10-K. There have been no material changes to the significant accounting policies for the nine months ended September 30, 2021, other than those described below.

Adoption of New Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions. We adopted this ASU on January 1, 2021, including the applicable retrospective and prospective provisions therein. The adoption of this ASU did not have a material impact on our consolidated condensed financial statements as of September 30, 2021.

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

Revenue by major service line was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Major service line
Residential Pest Management	$199	$193	$557	$534
Commercial Pest Management	144	140	414	388
Termite and Home Services	156	151	510	502
Sales of Products and Other	31	28	81	78
Total	$530	$512	$1,562	$1,502

Revenue by geographic area was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
United States	$495	$482	$1,463	$1,423
International	35	30	99	79
Total	$530	$512	$1,562	$1,502

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contracts with customers are generally for a period of one year or less and are generally renewable. We record a receivable related to revenue recognized on services once we have an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivables are recorded within Receivables, less allowances, on the Condensed Consolidated Statements of Financial Position. The current portion of Notes receivable, which represents amounts financed for customers, are included within Receivables, less allowances, on the Condensed Consolidated Statement of Financial Position and totaled $26 million and $27 million as of September 30, 2021 and December 31, 2020, respectively.

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue upon completion of services.

Changes in deferred revenue for the nine months ended September 30, 2021 and 2020 were as follows:

(In millions)	Deferred revenue
Balance as of December 31, 2020	$102
Deferral of revenue	118
Recognition of deferred revenue	(115)
Balance as of September 30, 2021	$105

Balance as of December 31, 2019	$92
Deferral of revenue	89
Recognition of deferred revenue	(89)
Balance as of September 30, 2020	$92

Additionally, approximately $12 million and $15 million of deferred revenue was recognized in the Condensed Consolidated Statements of Financial Position as of September 30, 2020 and December 31, 2019, respectively, primarily related to our acquisition of Nomor.

There was approximately $14 million and $63 million of revenue recognized in the three and nine months ended September 30, 2021, respectively, that was included in the deferred revenue balance as of December 31, 2020. There was approximately $11 million and $51 million of revenue recognized in the three and nine months ended September 30, 2020, respectively, that was included in the deferred revenue balance as of December 31, 2019.

Note 4. Restructuring and Other Charges

We incurred restructuring and other charges of $2 million ($1 million, net of tax) and $2 million ($2 million, net of tax) in the three months ended September 30, 2021 and 2020, respectively. We incurred restructuring and other charges of $10 million ($8 million, net of tax) and $14 million ($10 million, net of tax) in the nine months ended September 30, 2021 and 2020, respectively. Restructuring charges included costs to simplify our back-office and align administrative functions as a singularly focused pest management company following the sale of the ServiceMaster Brands Divestiture Group. We expect substantially all of our accrued restructuring and other charges to be paid within the next 12 months.

Restructuring and other charges were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Severance	$1	$1	$6	$6
Other(1)	1	2	4	8
Total restructuring charges	$2	$2	$10	$14

___________________________________

(1)Primarily owned building and operating lease right-of-use asset impairment charges, costs to simplify our back-office and align as a singularly focused pest management company and other exit costs.

A reconciliation of the beginning and ending balances of accrued restructuring charges by major cost type, which are included in Accrued liabilities—Payroll and related expenses and Other on the Condensed Consolidated Statements of Financial Position, is presented as follows:

	Accrued	Accrued	Total Accrued
	Severance	Other	Restructuring
(In millions)	Charges	Charges	Charges
Balance as of December 31, 2020	$2	$—	$2
Costs incurred	6	4	10
Costs paid or otherwise settled	(5)	(4)	(9)
Balance as of September 30, 2021	$3	$—	$3

Balance as of December 31, 2019	$1	$1	$1
Costs incurred	6	8	14
Costs paid or otherwise settled	(5)	(7)	(12)
Balance as of September 30, 2020	$2	$2	$4

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

In connection with the sale of the ServiceMaster Brands Divestiture Group, the Company and Roark entered into a transition services agreement (“TSA”) pursuant to which the Company provides certain post-closing services to Roark and ServiceMaster Brands related to the business of ServiceMaster Brands. The charges for the transition services are designed to allow us to fully recover the direct costs of providing the services, plus specified margins and any out-of-pocket costs and expenses. The Company and Roark also entered into a sublease agreement pursuant to which ServiceMaster Brands subleases a portion of our corporate headquarters in Memphis, Tennessee. We recognized $1 million and $4 million of TSA fees, rental income and other cost reimbursements in Selling and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the three and nine months ended September 30, 2021, respectively. Payments received for TSA fees, for other cost reimbursements and pursuant to the sublease agreement were $2 million and $8 million in the three and nine months ended September 30, 2021, respectively. The TSA terminated on October 1, 2021, and we are no longer obligated to provide any services to the ServiceMaster Brands Divestiture Group. However, we continue to collect fees for services rendered prior to October 1, 2021.

The following table summarizes the comparative financial results of discontinued operations, which are presented as Net earnings from discontinued operations on the Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2020	September 30, 2020
Revenue	$71	$198
Cost of services rendered and products sold	32	93
Operating expenses(1)	20	53
Income before income taxes	18	53
Provision for income taxes	4	13
Net earnings from discontinued operations	$14	$40

___________________________________

(1)Includes $9 million and $18 million of professional fees and other costs incurred in connection with the strategic evaluation and ultimate sale in the three and nine months ended September 30, 2020.

The following selected financial information of the ServiceMaster Brands Divestiture Group is included in the Condensed Consolidated Statements of Cash Flows as cash flows from discontinued operations:

Nine Months Ended
(In millions)	September 30, 2020
Depreciation	$—
Amortization	—
Capital expenditures	(1)

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

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2020	$126
Provision for self-insured claims	29
Cash payments	(21)
Balance as of September 30, 2021	$134

Balance as of December 31, 2019	$111
Provision for self-insured claims	35
Cash payments	(21)
Balance as of September 30, 2020	$125

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

Accrued
Termite Damage
(In millions)	Claims
Balance as of December 31, 2020	$72
Provision for termite damage claims	47
Cash payments	(49)
Balance as of September 30, 2021	$69

Balance as of December 31, 2019	$80
Provision for termite damage claims	41
Cash payments	(42)
Balance as of September 30, 2020	$79

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

In the fourth quarter of 2020, the Company funded the $25 million consumer fund, from which certain monetary liabilities from settlements of, or judgments in, the covered Settlement are paid by the fund’s receiver. The amount in the consumer fund is held in escrow by the receiver and is classified as a deposit within Prepaid expenses and other assets and with an offsetting liability recorded within Accrued liabilities – Other on the Condensed Consolidated Statements of Financial Position. The fund’s receiver has paid a total of $8 million from the fund through the third quarter of 2021. In the second quarter of 2021, the Company recorded an increase in expense related to the settlement of $4 million due to a higher than anticipated customer participation rate. No adjustments were made in the third quarter of 2021.

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

Note 7. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets, primarily trade names, are not amortized and are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. During the third quarter of 2021, based on a change in business direction and outlook, we performed an interim goodwill impairment test for a small reporting unit. As a result of this test, we recorded a non-cash goodwill impairment charge of approximately $3 million, representing the full amount of goodwill associated with this reporting unit. There were no impairment charges recorded in the three and nine months ended September 30, 2020.

Customer relationships and Other intangible assets, which primarily includes trade names subject to amortization, are amortized over their respective useful lives.

The table below summarizes the goodwill balances:

(In millions)
Balance as of December 31, 2020	$2,146
Acquisitions	57
Goodwill impairment	(3)
Impact of foreign exchange rates	(9)
Balance as of September 30, 2021	$2,192

The table below summarizes the other intangible asset balances:

	As of September 30, 2021			As of December 31, 2020
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$888	$—	$888	$888	$—	$888
Customer relationships	665	(475)	190	650	(454)	196
Other	71	(48)	23	70	(43)	27
Total	$1,625	$(523)	$1,101	$1,608	$(497)	$1,111

___________________________________

(1)Not subject to amortization.

For the existing intangible assets, we anticipate amortization expense for the remainder of 2021 and each of the next five years as follows:

(In millions)	2021	2022	2023	2024	2025	2026
Amortization expense	$10	$40	$35	$27	$22	$16

Note 8. Stock-Based Compensation

For each of the three months ended September 30, 2021 and 2020, we recognized stock-based compensation expense of $4 million ($3 million, net of tax) and $3 million ($3 million, net of tax), respectively. For the nine months ended September 30, 2021 and 2020, we recognized stock-based compensation expense of $15 million ($11 million, net of tax) and $13 million ($9 million, net of tax), respectively. These charges are recorded within Selling and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

As of September 30, 2021, there were $35 million of total unrecognized compensation costs related to non-vested stock options, restricted stock units (“RSUs”) and performance share units granted under the Amended and Restated Terminix Global Holdings, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). These remaining costs are expected to be recognized over a weighted-average period of 1.83 years.

On February 24, 2015, our board of directors approved and recommended for approval by our stockholders the Terminix Global Holdings, Inc. Employee Stock Purchase Plan (“Employee Stock Purchase Plan”), which became effective for offering periods commencing July 1, 2015. On April 27, 2015, our stockholders approved the Employee Stock Purchase Plan with a maximum of one million shares of common stock authorized for sale under the plan. On November 3, 2015, we filed a registration statement on Form S-8 under the Securities Act to register the one million shares of common stock that may be issued under the Employee Stock

Purchase Plan and, as a result, all shares of common stock acquired under the Employee Stock Purchase Plan will be freely tradable under the Securities Act, unless purchased by our affiliates. Our Compensation Committee amended the Employee Stock Purchase Plan in February 2019 to allow for more frequent purchase periods and to change the allowed 10 percent discount to a company match of 10 percent of employee contributions. The authorized number of shares remaining in the Employee Stock Purchase Plan was not changed from 843,584 and the expiration date of the Employee Stock Purchase Plan was not changed from April 27, 2025. As of September 30, 2021, there were 751,956 shares available for issuance under the Employee Stock Purchase Plan.

Note 9. Comprehensive (Loss) Income

Comprehensive (loss) income, which primarily includes net income, unrealized gains and losses on derivative instruments and the effect of foreign currency translation, is included in the Condensed Consolidated Statements of Operations and Comprehensive Income.

During 2019, we terminated our then-existing $650 million interest rate swap, receiving $12 million from the counterparty. The fair value of the terminated agreement is recorded within accumulated other comprehensive (loss) income on the Condensed Consolidated Statements of Financial Position and will be amortized into interest expense over the original term of the agreement. The remaining unamortized balance at September 30, 2021 was $5 million.

The following tables summarize the activity in accumulated other comprehensive (loss) income, net of the related tax effects.

	Unrealized
	Gains	Foreign
	(Losses) on	Currency
(In millions)	Derivatives	Translation	Total
Balance as of December 31, 2020	$(16)	$(23)	$(39)
Other comprehensive (loss) income before reclassifications:
Pre-tax amount	33	(7)	26
Tax provision	(5)	—	(5)
After-tax amount	28	(7)	21
Amounts reclassified from accumulated other comprehensive (loss) income(1)	(7)	—	(7)
Amounts reclassified within accumulated other comprehensive (loss) income(2)	(10)	10	—
Net current period other comprehensive income	11	3	14
Balance as of September 30, 2021	$(5)	$(20)	$(25)

Balance as of December 31, 2019	$13	$(5)	$9
Other comprehensive (loss) income before reclassifications:
Pre-tax amount	(66)	(7)	(73)
Tax provision	12	—	12
After-tax amount	(54)	(7)	(61)
Amounts reclassified from accumulated other comprehensive (loss) income(1)	3	—	3
Amounts reclassified within accumulated other comprehensive (loss) income(2)	17	(17)	—
Net current period other comprehensive loss	(34)	(24)	(58)
Balance as of September 30, 2020	$(21)	$(29)	$(49)

___________________________________

(1)Amounts are net of tax. See reclassification out of accumulated other comprehensive income below for further details.

(2)Represents reclassifications from our net investment hedge related to foreign currency exchange rate fluctuations.

Reclassifications out of accumulated other comprehensive income included the following components for the periods indicated:

	Amounts Reclassified from Accumulated
	Other Comprehensive (Loss) Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Gains (losses) on derivatives:
Fuel swap contracts	$3	$(1)	$7	$(3)
Interest rate swap contracts	(2)	(1)	(5)	(2)
Cross-currency interest rate swap	2	—	6	—
Net gains (losses) on derivatives	4	(2)	8	(4)
Impact of income taxes	—	1	—	2
Total reclassifications for the period	$3	$(2)	$7	$(3)

Note 10. Supplemental Cash Flow Information

Supplemental information relating to the Condensed Consolidated Statements of Cash Flows is presented in the following table. The non-cash lease transactions are described in Note 12.

	Nine Months Ended
	September 30,
(In millions)	2021	2020
Cash paid for or (received from):
Interest expense	$41	$57
Interest and dividend income	—	(1)
Income taxes, net of refunds	7	4

For the nine months ended September 30, 2021, cash paid for income taxes, net of refunds, of $7 million includes the utilization of $14 million of tax overpayments made related to the sale of the ServiceMaster Brands Divestiture Group, which is reported in Cash flows from discontinued operations on the Condensed Consolidated Statements of Cash Flows.

Cash and Cash Equivalents and Restricted Cash at End of Period on the Condensed Consolidated Statements of Cash Flows consists of the following:

	As of September 30,
(In millions)	2021	2020
Cash and cash equivalents	$156	$288
Restricted cash	89	89
Total Cash and cash equivalents and Restricted cash	$245	$377

Note 11. Long-Term Debt

Long-term debt is summarized in the following table:

	As of	As of
	September 30,	December 31,
(In millions)	2021	2020
Senior secured term loan facility maturing in 2026(1)	$540	$539
Revolving credit facility maturing 2024	—	—
7.45% notes maturing in 2027(2)	171	169
7.25% notes maturing in 2038(3)	41	41
Vehicle finance leases(4)	114	95
Other(5)	30	77
Less current portion(6)	(52)	(94)
Total long-term debt	$845	$826

__________________________________

(1)As of September 30, 2021 and December 31, 2020, presented net of $6 million and $7 million in unamortized debt issuance costs, respectively, and $1 million of unamortized original issue discount in each period.

(2)As of September 30, 2021 and December 31, 2020, presented net of $15 million and $17 million, respectively of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates above.

(3)As of both September 30, 2021 and December 31, 2020, presented net of $8 million of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

(4)We have entered into a fleet management services agreement (the “Fleet Agreement”) which, among other things, allows us to obtain fleet vehicles through a leasing program. All leases under the Fleet Agreement are finance leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin ranging from 1.54% to 2.45%.

(5)Primarily represents future payments in connection with acquisitions.

(6)We paid approximately $50 million of deferred purchase price and an earnout related to the 2018 purchase of Copesan in the second quarter of 2021.

Interest Rate Swap

The interest rate swap agreement in effect as of September 30, 2021 is as follows:

Trade Date	Effective Date	Expiration Date	Notional Amount	Fixed Rate(1)	Floating Rate
November 5, 2019	November 5, 2019	November 5, 2026	$546 million	1.615%	1.808%

(1)Before the application of the applicable borrowing margin.

Note 12. Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, Current portion of lease liability and Long-term lease liability on the Condensed Consolidated Statements of Financial Position. Finance leases are included in Property and equipment, net; Current portion of long-term debt and Long-term debt on the Condensed Consolidated Statements of Financial Position. As of September 30, 2021 and December 31, 2020, assets recorded under finance leases were $278 million and $249 million, respectively, and accumulated depreciation was $165 million and $155 million, respectively.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Finance lease cost
Depreciation of finance lease ROU assets	$10	$10	$31	$29
Interest on finance lease liabilities	1	1	2	2
Operating lease cost	5	6	16	19
Variable lease cost	—	—	1	1
Sublease income	(1)	(1)	(3)	(2)
Total lease cost	$15	$16	$47	$49

Supplemental cash flow information and other information for leases was as follows:

	As of September 30,
(In millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$18	$21
Operating cash flows for finance leases	2	2
Financing cash flows for finance leases	29	28
ROU assets obtained in exchange for lease obligations:
Operating leases	10	3
Finance leases	49	23
Weighted Average Remaining Lease Term (in years):
Operating leases	9.96	10.61
Finance leases	3.75	3.32
Weighted Average Discount Rate:
Operating leases	5.24%	5.64%
Finance leases	4.78%	5.28%

As of September 30, 2021 and December 31, 2020, there were $36 million and $35 million, respectively, of finance leases included within Current portion of long-term debt and $79 million and $60 million, respectively, of finance leases included within Long-term debt, respectively, on the Condensed Consolidated Statements of Financial Position. Future minimum lease payments under non-cancellable leases as of September 30, 2021 were as follows:

(In millions)	Operating Leases(1)	Finance Leases
Year ended December 31,
2021 (excluding the nine months ended September 30, 2021)	$6	$14
2022	22	35
2023	18	28
2024	14	19
2025	12	14
Thereafter	74	10
Total future minimum lease payments	145	120
Less imputed interest	(35)	(6)
Total	$110	$114

___________________________________

(1)Each year is presented net of approximately $3 million of projected annual sublease income from formerly owned frontdoor, inc. and ServiceMaster Brands for their subleases of our headquarters.

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

During the nine months ended September 30, 2021, we used available cash on hand to fund an $86 million investment in acquisitions, which included $77 million for 13 tuck-in acquisitions. Another $8 million of deferred purchase price is due to the sellers between one year and three years from the acquisition dates. We also completed approximately $9 million of funding for a minority interest investment, approximately $8 million of which was included in Accrued liabilities‒Other on the Consolidated Statements of Financial Position as of December 31, 2020. We recorded preliminary goodwill of $57 million and other intangibles, primarily customer relationships, of $24 million. The purchase price allocations for these acquisitions will be finalized no later than one year from the respective acquisition dates. For incomplete purchase price allocations, we are evaluating working capital balances, the intangible and tangible assets acquired and appropriate useful lives to assign to all assets, including intangibles.

During the nine months ended September 30, 2020, we used available cash on hand to fund a $29 million investment in acquisitions, which included $12 million for nine tuck-in acquisitions, as well as $18 million for final funding for two pest management acquisitions and minority interests completed in 2019 that were included in Accrued liabilities—Other on the Consolidated Statements of Financial Position as of December 31, 2019. Another $3 million of deferred purchase price on the 2020 acquisitions is due to the sellers between one year and three years from the acquisition dates. As of September 30, 2020, we had recorded a preliminary value $10 million of goodwill for the 2020 acquisitions. As of September 30, 2021, upon completion of the purchase price allocations, we had recorded $7 million of goodwill for the 2020 acquisitions.

During the nine months ended September 30, 2020, we also received $3 million from post-closing working capital adjustments related to acquisitions completed in 2019, and in the three months ended September 30, 2020, reversed $1 million of contingent consideration as the contingency was not met, which was recorded within Acquisition-related costs in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Supplemental cash flow information regarding the acquisitions was as follows:

	Nine Months Ended
	September 30,
(In millions)	2021	2020
Assets acquired	$87	$16
Liabilities assumed	(1)	—
Net assets acquired	$85	$16

Net cash paid	$77	$11
Seller financed debt	8	5
Purchase price	$85	$16

Note 14. Income Taxes

As required by ASC 740, “Income Taxes,” we compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from continuing operations before income taxes, except for significant unusual or infrequently occurring items. Our estimated tax rate is adjusted each quarter in accordance with ASC 740.

The effective tax rate on income from continuing operations was 27.3 percent and (231.3) percent for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate on income from continuing operations was 27.9 percent and 61.8 percent for the nine months ended September 30, 2021 and 2020, respectively.

The negative effective rate for the three months ended September 30, 2020 and the unusual high effective rate for the nine months ended September 30, 2020 was due to the Mobile Bay Formosan termite settlement. A significant portion of the settlement was considered non-deductible for income tax purposes.

As of both September 30, 2021 and December 31, 2020, we had $14 million of tax benefits primarily reflected in U.S. Federal and state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). Based on information currently available, it is reasonably possible that over the next 12 month period unrecognized tax benefits may decrease by $2 million as the result of settlements of ongoing audits, statute of limitation expirations or final settlements of uncertain tax positions in multiple jurisdictions. Our policy is to recognize interest income, interest expense and penalties related to our tax positions within the tax provision.

Note 15. Fair Value Measurements

The period-end carrying amounts of cash and cash equivalents, receivables, restricted cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported in interest and net investment income in the Condensed Consolidated Statements of Operations and Comprehensive Income. The carrying amount of total debt was $897 million and $920 million, and the estimated fair value was $975 million and $989 million as of September 30, 2021 and December 31, 2020, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of September 30, 2021 and December 31, 2020.

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

Changes in the fair value of the interest rate swap contracts, fuel swap contracts and cross-currency interest rate swap designated as a net investment hedge are recorded within Accumulated other comprehensive (loss) income on the Condensed Consolidated Statements of Financial Position. Changes in the fair value of the cross-currency interest rate swap designated as a cash flow hedge are recorded within Selling and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income, offsetting foreign currency fluctuations on the hedged instrument. Interest accruals and coupon payments are recognized directly in interest expense, thus reflecting a Swedish krona fixed rate. Upon discontinuation of the net investment hedge, the changes in spot value and any amounts excluded from the assessment of hedge effectiveness that have not been recognized in earnings will remain within CTA until the hedged net investment is sold, diluted, or liquidated.

We have not changed our valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the three month periods ended September 30, 2021 and 2020.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented were as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2021:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$15	$15	$—	$—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	4	—	—	4
Total financial assets		$19	$15	$—	$4
Financial Liabilities:
Cross-currency interest rate swap	Other long-term obligations, primarily self-insured claims	$9	$—	$9	$—
Net investment hedge	Other long-term obligations, primarily self-insured claims	15	—	15	—
Interest rate swap contract	Accrued liabilities—Other and Other long-term obligations, primarily self-insured claims	16	—	16	—
Total financial liabilities		$39	$—	$39	$—

As of December 31, 2020:
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$14	$14	$—	$—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	3	—	—	3
Total financial assets		$18	$14	$—	$3
Financial Liabilities:
Cross-currency interest rate swap	Other long-term obligations, primarily self-insured claims	$15	$—	$15	$—
Net investment hedge	Other long-term obligations, primarily self-insured claims	23	—	23	—
Interest rate swap contract	Accrued liabilities—Other and Other long-term obligations, primarily self-insured claims	34	—	34	—
Total financial liabilities		$72	$—	$72	$—

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

	Fuel Swap
	Contract
	Assets
(In millions)	(Liabilities)	Location of Gain (Loss) included in Earnings
Balance as of December 31, 2020	$3
Total gains (losses) (realized and unrealized)
Included in earnings	7	Cost of services rendered and products sold
Included in other comprehensive income	—
Settlements	(7)
Balance as of September 30, 2021	$4

Balance as of December 31, 2019	$1
Total gains (losses) (realized and unrealized)
Included in earnings	2	Cost of services rendered and products sold
Included in other comprehensive income	(2)
Settlements	—
Balance as of September 30, 2020	$—

The following tables present information relating to the significant unobservable inputs of our Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of September 30, 2021:
Fuel swap contracts	$4	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.96 - $3.31	$3.16
As of December 31, 2020:
Fuel swap contracts	$3	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.20 - $2.58	$2.44

___________________________________

(1)Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

As of September 30, 2021, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $28 million, maturing through 2022. Under the terms of our fuel swap contracts, we are required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of September 30, 2021, we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were issued under the Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. See Note 9 to the condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in accumulated other comprehensive income and for the amounts reclassified out of accumulated other comprehensive income and into earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a loss of $2 million, net of tax, as of September 30, 2021. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

A reconciliation of the amounts included in the computation of basic earnings per share from continuing operations and diluted earnings per share from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In millions, except per share data)	2021	2020	2021	2020
Income (loss) from continuing operations	$38	$(21)	$119	$20
Weighted-average common shares outstanding	124.3	132.0	127.6	132.9
Effect of dilutive securities:
RSUs(1)	0.3	—	0.3	0.1
Stock options(1)(2)	0.1	—	0.2	—
Weighted-average common shares outstanding—assuming dilution	124.7	132.0	128.1	133.1
Basic earnings (loss) per share from continuing operations	$0.31	$(0.17)	$0.93	$0.14
Diluted earnings (loss) per share from continuing operations	$0.31	$(0.17)	$0.93	$0.14

___________________________________

(1)Securities are not included in the table in periods when antidilutive due to losses incurred in the period. For the three months ended September 30, 2020, weighted average potentially dilutive shares from RSUs of 0.2 million and from stock options of 0.1 million were excluded from the dilutive loss per share calculation due to the antidilutive effect such shares would have had on net loss per share.

(2)Options to purchase 0.1 million and 1.4 million of shares for the three months ended September 30, 2021, and 2020, respectively, and 0.1 million and 1.4 million shares for the nine months ended September 30, 2021, and 2020, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

COVID-19

Since March 11, 2020, when the World Health Organization designated COVID-19 as a global pandemic, we have experienced increased demand in our residential pest management and termite and home services service lines as customers are spending more time at home. We have also experienced disruptions in our business, primarily in the commercial pest management service line, driven by temporary business closures and service postponements, and in our product sales and other service line. We expect the commercial pest market to continue to stabilize to more normalized growth levels throughout the last quarter of 2021 and into 2022.

Over the course of 2021, we experienced an increase in medical expenses and short-term disability claims related to COVID-19 infections in our workforce, which we expect to continue in the short-term, and we have experienced increased turnover and labor shortages as a result of the pandemic. We continue to focus on initiatives to ensure the safety and productivity of our teammates, including personal protective equipment and safety policies and measures for field teammates, and technology to facilitate remote working, with most back-office and all call center teammates continuing to work remotely and field support teammates working remotely where possible. We continue to evaluate the benefits, opportunities and risks identified from our remote working experiences to sustain and identify ways to reduce ongoing operating costs while balancing operational performance. It is reasonably possible that we could recognize additional lease impairment charges within the next 12 months, which could be material, if, for example, any subleases entered into are for less than our fixed rent.

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

Revenue. Our revenue results are primarily a function of the volume and pricing of the services and products provided to our customers by our business as well as the mix of services and products provided across our business. The volume of our revenue is impacted by new unit sales, the retention of our existing customers and acquisitions. We serve both residential and commercial customers, principally in the U.S. We expect to continue our tuck-in acquisition program and to periodically evaluate other strategic acquisitions. As of September 30, 2021, approximately 94 percent of our revenue was generated by sales in the United States.

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

Adjusted EBITDA. We evaluate performance and allocate resources based primarily on Adjusted EBITDA. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income (loss) or any other performance measures derived in accordance with GAAP. We define Adjusted EBITDA as net income (loss) before: depreciation and amortization expense; acquisition-related costs; fumigation related matters; Mobile Bay Formosan termite settlement; non-cash stock-based compensation expense; restructuring and other charges; goodwill impairment charges; amortization of cloud based software; net earnings from discontinued operations; provision for income taxes; loss on extinguishment of debt; and interest expense. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, acquisition activity, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives and equity-based, long-term incentive plans. Our definition of Adjusted EBITDA may not be calculated or comparable to similarly titled measures of other companies.

A reconciliation of Net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Net Income (Loss)	$38	$(7)	$119	$61
Depreciation and amortization expense	28	27	81	81
Acquisition-related costs	1	(1)	—	—
Fumigation related matters	—	—	1	—
Mobile Bay Formosan termite settlement	—	51	4	51
Non-cash stock-based compensation expense	4	3	15	13
Restructuring and other charges	2	2	10	14
Goodwill impairment	3	—	3	—
Amortization of cloud based software	—	—	1	—
Net earnings from discontinued operations	—	(14)	—	(40)
Provision for income taxes	14	15	45	31
Loss on extinguishment of debt	—	1	—	1
Interest expense	11	22	34	67
Adjusted EBITDA	$102	$98	$315	$277

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

Results of Operations

The following tables shows the results of operations from continuing operations for the three and nine months ended September 30, 2021 and 2020, which reflects the results of acquired businesses from the relevant acquisition dates.

	Three Months Ended		Increase
	September 30,		(Decrease)	% of Revenue
(In millions)	2021	2020	2021 vs. 2020	2021	2020
Revenue	$530	$512	4%	100%	100%
Cost of services rendered and products sold	309	299	3	58	58
Selling and administrative expenses	142	140	2	27	27
Amortization expense	10	9	17	2	2
Acquisition-related costs	1	(1)	*	—	—
Mobile Bay Formosan termite settlement	—	49	*	—	10
Restructuring and other charges	2	2	*	—	—
Goodwill impairment	3	—	*	1	—
Interest expense	11	22	(49)	2	4
Interest and net investment income	—	(1)	*	—	—
Loss on extinguishment of debt	—	1	*	—	—
Income (Loss) from Continuing Operations before Income Taxes	52	(7)	*	10	(1)
Provision for income taxes	14	15	*	3	3
Equity in earnings of joint venture	1	1	*	—	—
Income (Loss) from Continuing Operations	$38	$(21)	*	7%	(4)%

________________________________

* not meaningful

	Nine Months Ended		Increase
	September 30,		(Decrease)	% of Revenue
(In millions)	2021	2020	2021 vs. 2020	2021	2020
Revenue	$1,562	$1,502	4%	100%	100%
Cost of services rendered and products sold	897	876	2	57	58
Selling and administrative expenses	422	423	(0)	27	28
Amortization expense	29	26	11	2	2
Mobile Bay Formosan termite settlement	4	49	*	—	3
Fumigation related matters	1	—	*	—	—
Restructuring and other charges	10	14	*	1	1
Goodwill impairment	3	—	*	—	—
Interest expense	34	67	(49)	2	4
Interest and net investment income	(2)	(2)	*	—	—
Loss on extinguishment of debt	—	1	*	—	—
Income from Continuing Operations before Income Taxes	162	50	*	10	3
Provision for income taxes	45	31	*	3	2
Equity in earnings of joint venture	2	2	*	—	—
Income from Continuing Operations	$119	$20	*	8%	1%

________________________________

* not meaningful

Revenue

Three months ended September 30, 2021 Compared to Three months ended September 30, 2020

We reported revenue of $530 million and $512 million for the three months ended September 30, 2021 and 2020, respectively. Revenue by service line was as follows:

	Three Months Ended
	September 30,
(In millions)	2021	2020	Growth		Organic		Acquired
Residential Pest Management	$199	$193	$6	3%	$3	1%	$4	2%
Commercial Pest Management	144	140	4	3%	(1)	(1)%	5	4%
Termite and Home Services	156	151	5	3%	4	3%	—	—%
Sales of Products and Other	31	28	3	11%	3	11%	—	—%
Total revenue	$530	$512	$18	4%	$9	2%	$10	2%

Revenue growth was $18 million year over year, or four percent, including two percent from acquisitions.

Residential pest management revenue growth was three percent, reflecting organic revenue growth of one percent. Organic revenue growth was driven by improved price realization and improved trailing 12-month customer retention rates. Residential pest management revenue also increased two percent from acquisitions completed in the last 12 months.

Commercial pest management revenue growth was three percent. The organic revenue decline of one percent was driven by a reduction in completed recurring and one-time services as a result of staffing shortages during the insourcing of certain national accounts customers. These declines more than offset continued growth internationally, including favorable foreign currency fluctuations of approximately $1 million, or one percent. Commercial pest management revenue also increased four percent from acquisitions completed in the last 12 months.

Termite revenue growth was three percent. Termite completions increased one percent, driven by sales of our new monthly pay tiered termite product. Home services, which are managed as a component of our termite line of business and include wildlife exclusion, crawl space encapsulation and attic insulation, revenue growth was five percent, primarily as a result of improved cross selling to existing customers. Termite renewals increased three percent, due to increased volume and improved price realization, offset by a more than $1 million impact from the change in the timing of revenue recognition in our new monthly subscription-based termite offering. Excluding the impact of the monthly subscription-based termite offering, termite renewal growth would have been six percent and total termite growth would have been four percent.

In the three months ended September 30, 2021, termite renewal revenue comprised 42 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

Sales of products and other revenue growth was 11 percent due to increased chemical demand as we lap the impacts of COVID-19 on three months ended September 30, 2020 revenue.

Nine months ended September 30, 2021 Compared to Nine months ended September 30, 2020

We reported revenue of $1,562 million and $1,502 million for the nine months ended September 30, 2021 and 2020, respectively. Revenue by service line was as follows:

	Nine Months Ended
	September 30,

(In millions)	2021	2020	Growth		Organic		Acquired
Residential Pest Management	$557	$534	$24	4%	$16	3%	$7	1%
Commercial Pest Management	414	388	25	7%	15	4%	11	3%
Termite and Home Services	510	502	8	2%	7	1%	1	—%
Sales of Products and Other	81	78	3	4%	3	4%	—	—%
Total revenue	$1,562	$1,502	$60	4%	$41	3%	$18	1%

Revenue growth was $60 million year over year, or four percent. Foreign currency fluctuations contributed $8 million, or less than one percent, of total organic revenue growth.

Residential pest management revenue growth was four percent, reflecting organic revenue growth of three percent. Organic revenue growth was driven by improved price realization and improved trailing 12-month retention rates, offset, in part, by lower one-time sales. Residential pest management revenue also increased one percent from acquisitions completed in the last 12 months.

Commercial pest management revenue growth was seven percent. Organic revenue growth of four percent was primarily driven by double-digit international growth, offset partially by a reduction in completed recurring and one-time services as a result of staffing shortages during the insourcing of certain national accounts customers. Foreign currency fluctuations contributed $8 million, or two percent, of the commercial pest management organic revenue growth. Commercial pest management revenue also increased one percent from acquisitions completed in the last 12 months.

Termite revenue growth was two percent. Termite completions increased two percent, driven by sales of our new monthly pay tiered termite product. Home services, which are managed as a component of our termite line of business and include wildlife exclusion, crawl space encapsulation and attic insulation, growth was seven percent, primarily as a result of improved cross selling to existing customers. Termite renewals decreased two percent, primarily due to an approximately $11 million impact from the change in the timing of revenue recognition in our new monthly subscription-based termite offering. Excluding the impact of the monthly subscription-based termite offering, termite renewal growth would have been three percent and total termite and home services revenue growth would have been four percent.

Sales of Product and Other revenue growth was four percent due to the COVID-19 impacts on three months ended September 30, 2020 revenue, offset by the impact of tighter inventory management by larger distributors and increased transit times on shipments of products to customers in response to COVID-19 in the first quarter of 2021.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $309 million and $299 million for the three months ended September 30, 2021 and 2020, respectively, and $897 and $876 million for the nine months ended September 30, 2021 and 2020, respectively.

For the three months ended September 30, 2021 compared to September 30, 2020, cost of services rendered and products sold increased three percent, or was flat as a percent of revenue, primarily attributable to the flowthrough from higher revenue. Production labor increased $3 million, primarily due to labor market driven increased turnover year-over-year. Direct cost productivity reduced costs $4 million year over year, including lower chemical costs, improvements in fleet management, lower fuel prices and productivity from the insourcing of certain national accounts customers. Termite damage claims expenses decreased $5 million due to lower claims counts in the third quarter of 2021, offset by higher cost per Non-Litigated Claim due, in part, to inflationary pressure on building materials and contractor costs, primarily in the Mobile Bay Area. Medical costs increased $5 million due to increased medical claims and short-term disability costs as a result of the COVID-19 pandemic.

For the nine months ended September 30, 2021 compared to September 30, 2020, costs of services rendered and products sold increased two percent, or decreased one percent as a percentage of revenue, primarily attributable to the flowthrough from higher revenue. Production labor increased $3 million representing increased labor costs as we insource previously outsourced services to certain national accounts, offset by $2 million of cost savings associated with subcontract labor on previously outsourced services to certain national customers. Direct cost productivity reduced costs $12 million, primarily driven by lower chemical costs, improvements in fleet management and lower fuel prices, primarily related to favorable fuel hedge prices. Termite damage claims expenses decreased $2 million, driven by lower termite damage claims counts in the third quarter of 2021, offset by higher cost per Non-Litigated Claim due, in part, to inflationary pressure on building materials and contractor costs, primarily in the Mobile Bay Area. Medical claims due to COVID-19 represents $5 million of increased medical claims and short-term disability costs as a result of the COVID-19 pandemic. We expect medical claims and short-term disability costs to remain elevated in the fourth quarter of 2021 as a result of the Delta variant.

Selling and Administrative Expenses

The following table provides a summary of selling and administrative expenses for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Selling and marketing expenses	$71	$70	$202	$200
General and administrative expenses	71	70	220	223
Total Selling and administrative expenses	$142	$140	$422	$423

Selling and marketing expenses increased in both the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 primarily due to higher marketing spend.

General and administrative costs were flat in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to increased travel costs due to the easing of COVID-19 travel restrictions, offset by back-office reductions as we align as a singularly focused pest management company.

General and administrative costs decreased in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to insurance favorability, travel savings and back-office reductions as we align as a singularly focused pest management business. This decrease was offset, in part, by investments in the Customer Experience Platform (“CxP”) which increased as we began to roll out CxP into our branches. We believe CxP will improve our marketing capabilities and service delivery through an easy-to-use, best-in-class operating system. We expect these costs to increase throughout the remainder of 2021 and 2022 as we roll out CxP. License fees for CxP will move from General and administrative expenses to Cost of services rendered and products sold once CxP is deployed.

Amortization Expense

Amortization expense was $10 million and $9 million in the three months ended September 30, 2021 and 2020, respectively, and $29 million and $26 million in the nine months ended September 30, 2021 and 2020. The increase in amortization expense primarily reflects the effect of recent acquisitions.

Acquisition-Related Costs

In the nine months ended September 30, 2021, we reversed a previously accrued contingent consideration related to an acquisition for approximately $2 million as the contingency was not met. This offset approximately $1 million of acquisition-related costs incurred in the nine months ended September 30, 2021. Acquisition-related costs in the three months ended September 30, 2021 was $1 million. In the three months ended September 30, 2020, we reversed a previously accrued contingent consideration related to an acquisition for $1 million as the contingency was not met. This offset $1 million of acquisition related costs in the nine months ended September 30, 2020.

Mobile Bay Formosan Termite Settlement

We recorded a charge of $49 million in the three and nine months ended September 30, 2020 for the Mobile Bay Formosan termite settlement. We incurred $4 million of additional costs related to the Mobile Bay Formosan termite settlement (as defined below) in the nine months ended September 30, 2021, related to an increase in the projected customer response regarding certain remedies mandated by the Settlement, as described in Note 6 to the unaudited condensed consolidated financial statements. There were no costs related to the Mobile Bay Formosan termite settlement in the three months ended September 30, 2021.

Fumigation Related Maters

We recorded charges of $1 million for fumigation related matters in the nine months ended September 30, 2021.

Restructuring and Other Charges

We incurred restructuring and other charges of approximately $2 million in each of the three months ended September 30, 2021 and 2020, and $10 million and $14 million in the nine months ended September 30, 2021 and 2020, respectively. Restructuring Charges primarily included severance and costs to simplify our back-office and align administrative functions as a singularly focused pest management company following the sale of the ServiceMaster Brands Divestiture Group.

Goodwill Impairment

During the third quarter of 2021, based on a change in business direction and outlook, we performed an interim goodwill impairment test for a small reporting unit. As a result of this test, we recorded a non-cash goodwill impairment charge of approximately $3 million, representing the full amount of goodwill associated with this reporting unit.

Interest Expense

Interest expense was $11 million and $22 million in the three months ended September 30, 2021 and 2020, respectively, and $34 million and $67 million in the nine months ended September 30, 2021 and 2020, respectively. The decrease in interest expense was principally driven by the retirement of all $750 million of our 5.125% Notes on November 15, 2020, using proceeds from the sale of the ServiceMaster Brands Divestiture Group.

Interest and Net Investment Income

Interest and net investment income is comprised primarily of net investment gains from equity investments and interest income on other cash balances. Interest and net investment income was $2 million for the nine months ended September 30, 2021, and $1 million and $2 million for the three and nine months ended September 30, 2020. There was no interest and net investment income in the three months ended September 30, 2021.

Income (Loss) from Continuing Operations before Income Taxes

Income from continuing operations before income taxes was $52 million for the three months ended September 30, 2021 compared to a Loss from continuing operations before income taxes of $7 million for the three months ended September 30, 2020. Income from continuing operations before income taxes was $162 million for the nine months ended September 30, 2021 compared to $50 million for the nine months ended September 30, 2020. The change in income from continuing operations before income taxes in both periods primarily reflects the realization of cost savings and efficiency initiatives, reduced interest driven by less long-term debt outstanding and the $49 million Mobile Bay Formosan termite settlement in the three and nine months ended September 30, 2020.

Provision for Income Taxes

The effective tax rate on income (loss) from continuing operations was 27.3 percent and (231.3) percent for the three months ended September 30, 2021 and 2020, respectively, and 27.9 percent and 61.8 percent for the nine months ended September 30, 2021 and 2020, respectively. The negative effective rate for the three months ended September 30, 2020 and the unusual high effective rate for the nine months ended September 30, 2020 was due to the Mobile Bay Formosan termite settlement. A significant portion of the settlement was considered non-deductible for income tax purposes.

Net Earnings from Discontinued Operations

Net earnings from discontinued operations were $14 million and $40 million for the three and nine months ended September 30, 2020, reflecting the results of the ServiceMaster Brands Divestiture Group for the period.

Net Income (Loss)

Net income was $38 million for the three months ended September 30, 2021, compared to a net loss of $(7) million for the three months ended September 30, 2020, which was primarily driven by a $59 million increase in income (loss) from continuing operations and $15 million lower net earnings from discontinued operations in the three months ended September 30, 2021. Net income was $119 million and $61 million for the nine months ended September 30, 2021 and 2020, respectively, which was primarily driven by a $99 million increase in income from continuing operations and $40 million lower net earnings from discontinued operations in the three months ended September 30, 2021.

Adjusted EBITDA

Three months ended September 30, 2021 Compared to Three months ended September 30, 2020

The following table provides a summary of changes in Adjusted EBITDA for the three months ended September 30, 2021 compared to the three months ended September 30, 2020:

(In millions)
Three Months Ended September 30, 2020	$98
Impact of change in revenue	8
Production labor	(3)
Direct productivity	4
Termite damage claims	5
Medical claims due to COVID-19	(5)
Investments in CxP and Terminix Way	(1)
Sales and marketing	(1)
Travel	(1)
Other	(3)
Three Months Ended September 30, 2021	$102

Production labor increased $3 million, primarily due to labor market driven increased turnover year-over-year. Direct productivity reduced costs $4 million year over year, including lower chemical costs, improvements in fleet management, lower fuel prices primarily related to favorable fuel hedge rates and subcontractor productivity from the insourcing of certain national accounts customers. Termite damage claims expenses decreased $5 million due to lower claims counts in the third quarter of 2021, offset, in part, by higher cost per Non-Litigated Claim due, in part, to inflationary pressure on building materials and contractor costs, primarily in the Mobile Bay Area. Medical costs increased $5 million due to increased medical claims and short-term disability costs as a result of the COVID-19 pandemic. Investments in CxP and Terminix Way increased $1 million as we launch the Terminix Way initiative and begin to roll out CxP. Sales and marketing increased $1 million. Travel costs increased $1 million due to the easing of COVID-19 related travel restrictions. Other includes licensing charges related to CxP.

Nine months ended September 30, 2021 Compared to Nine months ended September 30, 2020

The following table provides a summary of changes in Adjusted EBITDA for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020:

(In millions)
Nine Months Ended September 30, 2020	$277
Impact of change in revenue	28
Production labor	(3)
Direct productivity	14
Termite damage claims	2
Medical claims due to COVID-19	(5)
Investments in CxP and Terminix Way	(3)
General and administrative, including back-office simplification	3
Sales and marketing	(2)
Travel	3
Insurance program	5
Other	(5)
Nine Months Ended September 30, 2021	$315

Production labor increased $3 million, primarily due to labor market driven increased turnover year-over-year. Direct productivity reduced costs $14 million, primarily driven by lower chemical costs, improvements in fleet management and lower fuel prices primarily related to favorable fuel hedge prices and subcontractor productivity from the insourcing of certain national account customers. Termite damage claims expenses decreased $2 million, driven by lower termite damage claims counts in the third quarter of 2021, offset, in part, by higher cost per Non-Litigated Claim due, in part, to inflationary pressure on building materials and contractor costs, primarily in the Mobile Bay Area. Medical costs increased $5 million due to increased medical claims and short-term disability costs as a result of the COVID-19 pandemic. Investments in CxP and Terminix Way increased $3 million as we launch the Terminix Way initiative and begin to roll out CxP. General and administrative costs decreased primarily due to back-office reductions as the company aligns itself as a singularly focused pest management company, offset, in part, by indirect costs to serve our customers, primarily at our contact centers. Sales and marketing increased $2 million due to increased marketing costs, which remain relatively flat as a percent of revenue. Travel costs decreased as a result of COVID-19 restrictions in the first half of 2021. Insurance program costs decreased $5 million year over year, driven by $4 million of favorable adjustments year to date in our automobile, general liability and workers’ compensation program in 2021 compared to a $1 million unfavorable adjustment year to date in 2020. Other primarily includes licensing charges related to CxP.

Termite Damage Claims

A summary of Litigated Claims and Non-Litigated Claims for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Litigated Claims			Non-Litigated Claims
	Mobile Bay	All Other		Mobile Bay	All Other
	Area	Regions	Total	Area	Regions	Total
Outstanding claims as of December 31, 2019	56	11	67	376	618	994
New claims filed	6	2	8	127	505	632
Claims resolved	(6)	—	(6)	(183)	(546)	(729)
Outstanding claims as of March 31, 2020	56	13	69	320	577	897
New claims filed	8	5	13	147	669	816
Claims resolved	(1)	(2)	(3)	(168)	(501)	(669)
Outstanding claims as of June 30, 2020	63	16	79	299	745	1,044
New claims filed	4	4	8	107	610	717
Claims resolved	(14)	(3)	(17)	(127)	(584)	(711)
Outstanding claims as of September 30, 2020	53	17	70	279	771	1,050

Outstanding claims as of December 31, 2020	49	16	65	258	846	1,104
New claims filed	7	5	12	89	529	618
Claims resolved	(9)	(2)	(11)	(144)	(630)	(774)
Outstanding claims as of March 31, 2021	47	19	66	203	745	948
New claims filed	12	7	19	112	687	799
Claims resolved	(11)	—	(11)	(131)	(560)	(691)
Outstanding claims as of June 30, 2021	48	26	74	184	872	1,056
New claims filed	6	2	8	105	567	672
Claims resolved	(4)	(3)	(7)	(113)	(530)	(643)
Outstanding claims as of September 30, 2021	50	25	75	176	909	1,085

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

A summary of Litigated Claims and Non-Litigated Claims reserve activity for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Litigated Claims			Non-Litigated Claims
	Mobile Bay	All Other		Mobile Bay	All Other
(In millions)	Area	Regions	Total	Area	Regions	Total
Reserve as of December 31, 2019	$40	$12	$52	$15	$13	$28
Expense	3	3	5	2	4	6
Payments	(3)	(1)	(3)	(3)	(5)	(8)
Reserves as of March 31, 2020	40	14	54	15	12	27
Expense	7	2	9	2	4	6
Payments	(4)	(1)	(5)	(3)	(5)	(8)
Reserves as of June 30, 2020	43	15	58	14	11	25
Expense	5	1	6	4	4	8
Payments	(7)	(2)	(9)	(4)	(5)	(9)
Reserve as of September 30, 2020	$41	$14	$55	$14	$11	$24

Reserve as of December 31, 2020	$35	$13	$47	$14	$11	$25
Expense	3	2	5	3	6	10
Payments	(6)	(1)	(7)	(5)	(6)	(11)
Reserves as of March 31, 2021	32	13	45	12	11	24
Expense	4	4	8	4	8	12
Payments	(6)	—	(6)	(5)	(6)	(11)
Reserves as of June 30, 2021	30	17	47	11	13	24
Expense	4	—	4	2	8	9
Payments	(4)	(1)	(5)	(3)	(7)	(10)
Reserve as of September 30, 2021	$30	$16	$46	$9	$14	$23

In addition, our results of operations for the three and nine months ended September 30, 2021 include charges for legal fees associated with Litigated Claims of $1 million and $4 million, respectively. Our results of operations for the three and nine months ended September 30, 2020 include charges for legal fees associated with Litigated Claims of $2 million and $6 million, respectively, and costs related to mitigation efforts in the Mobile Bay Area of $3 million and $5 million, respectively.

Liquidity and Capital Resources

Liquidity

A portion of our liquidity needs are due to service requirements on our indebtedness. The Credit Facilities contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of September 30, 2021, we were in compliance with the covenants under the agreements that were in effect on such date.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Credit Facilities. As of September 30, 2021, we had $534 million of immediate liquidity, which consisted of available cash and cash equivalents and available borrowings under our Existing Revolving Credit Facility.

At September 30, 2021, there were $22 million of letters of credit outstanding and $378 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts. We also have $89 million of cash collateral under our automobile, general liability and workers’ compensation insurance program that is included as Restricted cash on the Condensed Consolidated Statements of Financial Position as of September 30, 2021. We may from time to time change the amount of cash or marketable securities used to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program. The amount of cash or marketable securities utilized to satisfy these collateral requirements will depend on the relative cost of the issuance of letters of credit under the new Revolving Credit Facility and our cash position. Any change in cash or marketable securities used as collateral would result in a corresponding change in our available borrowing capacity under the new Revolving Credit Facility.

On September 25, 2020, our board of directors approved a three-year $400 million share repurchase program, which funds were exhausted in the third quarter of 2021. On September 21, 2021, our board of directors approved a new three-year $400 million share repurchase program. Under the share repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of September 30, 2021, we had $272 million of authority remaining under this program.

Under the terms of our fuel swap contracts, we are required to post collateral in the event the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the agreement with the counterparty. As of September 30, 2021, the estimated fair value of our fuel swap contracts was a net asset of $4 million, and we had posted $2 million in letters of credit as collateral under our fuel hedging program. The continued use of letters of credit for this purpose in the future could limit our ability to post letters of credit for other purposes and could limit our borrowing availability under the Revolving Credit Facility. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

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

Capital Resources

Fleet and Equipment Financing Arrangements

Our Fleet Agreement allows us to obtain fleet vehicles through a leasing program, among other things. We expect to fulfill substantially all of our vehicle fleet needs through the leasing program under the Fleet Agreement. For the nine months ended September 30, 2021, we acquired $28 million of vehicles through the leasing program under the Fleet Agreement. All leases under the Fleet Agreement are finance leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin ranging from 1.54 percent to 2.45 percent. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement.

We anticipate new lease financings, including the Fleet Agreement and incremental leasing programs, for the full year 2021 will range from $60 million to $70 million. We expect to fulfill all our ongoing vehicle fleet needs through vehicle finance leases.

Other Capital Requirements

We anticipate capital expenditures for the full year 2021 will range from $30 million to $40 million, reflecting ongoing technology projects and recurring capital needs. We incurred $17 million of such costs in the nine months ended September 30, 2021.

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

	Nine Months Ended
	September 30,
(In millions)	2021	2020
Net cash (used for) provided from:
Operating activities	$216	$211
Investing activities	(98)	(37)
Financing activities	(590)	(205)
Discontinued operations	14	41
Effect of exchange rate changes on cash	(1)	(1)
Cash (decrease) increase during the period	$(459)	$9

Operating Activities

Net cash provided from operating activities from continuing operations increased $5 million to $216 million for the nine months ended September 30, 2021 compared to $211 million for nine months ended September 30, 2020.

Net cash provided from operating activities for the nine months ended September 30, 2021 comprised $244 million in earnings adjusted for non-cash charges and $17 million increase in cash required for working capital (a $16 million increase excluding the working capital impact of accrued interest and taxes), offset, in part, by $10 million in payments related to restructuring and other charges and acquisition-related costs. For the nine months ended September 30, 2021, working capital requirements were favorably impacted by seasonal activity and the timing of interest and income tax payments. We deferred approximately $30 million of payroll taxes under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in 2020. We expect to pay 50 percent of the payroll deferral in 2021 and the remainder in 2022.

Additionally, we incurred $14 million of costs to implement our new customer experience platform in the nine months ended September 30, 2021, which are included within Prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Position and Inventories and other current assets on the Condensed Consolidated Statements of Cash Flows.

Net cash provided from operating activities for the nine months ended September 30, 2020 comprised $170 million in earnings adjusted for non-cash charges and a $54 million decrease in cash required for working capital (a $14 million decrease excluding the working capital impact of accrued interest and taxes), offset, in part, by $14 million in payments related to restructuring and other charges and acquisition related cost. For the nine months ended September 30, 2020, working capital requirements were favorably impacted by the deferral of payroll and income tax payments under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and the collection of a federal income tax refund.

Investing Activities

Net cash used for investing activities from continuing operations was $98 million for the nine months ended September 30, 2021, compared to $37 million for the nine months ended September 30, 2020.

Cash paid for business acquisitions was $86 million for the nine months ended September 30, 2021, compared to $29 million for the nine months ended September 30, 2020. We expect to continue our tuck-in acquisition program and to periodically evaluate other strategic acquisitions.

Capital expenditures were $17 million and $20 million for the nine months ended September 30, 2021 and 2020, respectively, and included recurring capital needs, and information technology projects.

Cash flows received for notes receivable, net, for the nine months ended September 30, 2021 were negligible. Cash flows received for notes receivable, net, for the nine months ended September 30, 2020 totaled $6 million.

Financing Activities

Net cash used for financing activities from continuing operations was $590 million for the nine months ended September 30, 2021 compared to $205 million for the nine months ended September 30, 2020.

During the nine months ended September 30, 2021, we repurchased $522 million of common stock and received $11 million from the issuance of common stock through the exercise of stock options. In addition, we repaid $79 million of debt, which included approximately $40 million, net of accreted interest, primarily related to deferred purchase price and an earnout the 2018 purchase of Copesan. During the nine months ended September 30, 2020, we repurchased $103 million of common stock and received $4 million from the issuance of common stock through the exercise of stock options. In addition, we repaid $103 million of debt.

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

In the fourth quarter of 2020, the Company funded the $25 million consumer fund, from which certain monetary liabilities from settlements of, or judgments in, the covered Settlement are paid by the fund’s receiver. The amount in the consumer fund is held in escrow by the receiver and is classified as a deposit within Prepaid expenses and other assets and with an offsetting liability recorded within Accrued liabilities – Other on the Consolidated Statements of Financial Position. The fund’s receiver paid a total of $8 million from escrow through the third quarter of 2021. In the second quarter of 2021, the Company recorded an increase in expense related to the settlement of $4 million due to a higher than anticipated customer participation rate. No adjustments were made in the third quarter of 2021.

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

We have hedged substantially all of our variable rate debt under our interest rate swap and, therefore, we believe our exposure to interest rate fluctuations, when viewed on a net basis, is not material to our overall results of operations. Assuming all revolving loans were fully drawn as of September 30, 2021, each one percentage point change in interest rates would result in an approximate $4 million change in annual interest expense on our Revolving Credit Facility.

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 11 million gallons of fuel in 2021. As of September 30, 2021, a 10 percent change in fuel prices would result in a change of approximately $4 million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of September 30, 2021, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $28 million, maturing through 2022. The estimated fair value of these contracts as of September 30, 2021 was a net asset of $4 million. These fuel swap contracts provide a fixed price for approximately 95 percent of our estimated fuel usage for the remainder of 2021.

Foreign Currency Risk

We are exposed to foreign currency exchange risk in Swedish krona, Norwegian krone, the euro, British pound, Canadian dollar, Mexican peso and Chinese yuan. A strengthening of the U.S. dollar relative to the currencies of the foreign countries in which we operate can have an impact on our operating results.

We have entered into a cross currency interest rate swap and a net investment hedge to mitigate the financial impact of fluctuations in foreign currency exchange rates between the U.S. dollar and Swedish krona, our largest foreign currency exposure. These instruments provide a fixed translation rate on our approximately $200 million investment in Nomor. A hypothetical 10 percent adverse movement in foreign currency exchange rates compared to the U.S. dollar relative to exchange rates on September 30, 2021, would have resulted in a change in the fair value of this investment of approximately $20 million. The impact on income and other comprehensive income from these hypothetical changes in foreign currency exchange rates would be substantially offset by the impact such changes would have on the related cross currency swap and net investment hedge contracts, respectively, which are in place for the related foreign currency denominated investment.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer, Brett T. Ponton, and Executive Vice President and Chief Financial Officer, Robert J. Riesbeck, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Ponton and Riesbeck have concluded that both the design and operation of our disclosure controls and procedures were effective as of September 30, 2021.

Changes in internal control over financial reporting

No changes in our internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF REGISTERED SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total number of	Maximum dollar value
			shares purchased as	of shares that may yet
			part of publicly	be purchased under
	Total number of	Average price	announced plans or	the plans or programs
Period	shares purchased	paid per share	programs	(in millions)(1)
January 1, 2021 through March 31, 2021	3,514,693	$48.12	3,514,693	$225
April 1, 2021 through June 30, 2021	7,233,604	48.48	7,233,604	43
Q3 2021:
July 1, 2021 through July 31, 2021	644,264	48.98	644,264	12
August 1, 2021 through August 31, 2021	255,355	46.57	255,355	—
September 1, 2021 through September 30, 2021	2,914,800	43.88	2,914,800	272
July 1, 2021 through September 30, 2021	3,814,419	$44.92	3,814,419	$272
Total	11,048,023	$47.24	11,048,023	$272

__________________________________

(1)          On September 25, 2020, our board of directors approved a three-year $400 million share repurchase program, which funds were exhausted in the second quarter of 2021. On September 21, 2021, our board of directors approved a new three-year $400 million share repurchase program.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1

Schedule of Signatories to a Director Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed August 6, 2021.

10.2*#	Summary of Changes to Compensation Package for Dion Persson.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

___________________________________

* Filed herewith.

# Denotes management compensatory plans, contracts or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2021

TERMINIX GLOBAL HOLDINGS, INC.
(Registrant)

By:	/s/ Robert J. Riesbeck
Robert J. Riesbeck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)