Form 10-K
period 2021-12-31
TERMINIX GLOBAL HOLDINGS INC
filed 2022-03-01
CIK 1428875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-K

________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, there were 125,271,848 shares of the registrant’s common stock outstanding, and the aggregate market value of the voting stock held by non-affiliates (assuming only for purposes of this computation that individuals then serving as our directors and executive officers may be affiliates) was approximately $6 billion based on the closing price of common stock on the NYSE on June 30, 2021 of $47.71 per share.

The number of shares of the registrant’s common stock outstanding as of February 24, 2022: 121,417,358 shares of common stock, par value $0.01 per share.

Documents incorporated by reference:

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2022 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2021.

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

Overview

Terminix Global Holdings, Inc. and its majority-owned subsidiary partnerships, limited liability companies and corporations (collectively, “Terminix,” the “Company,” “we,” “us” and “our”) is a leading provider of residential and commercial termite and pest management services, specializing in protection against termite damage, rodents, insects and other pests, including cockroaches, spiders, wood-destroying ants, ticks, fleas, mosquitos and bed bugs. Our services include termite remediation, annual termite inspection and prevention treatments that may include termite damage repair guarantees, periodic pest management services, insulation services, crawlspace encapsulation, wildlife exclusion and disinfection services. Our portfolio of well-recognized brands includes Terminix, Assured Environments, Copesan Services, Inc. (“Copesan”), Gregory Pest Solutions (“Gregory”), McCloud Services (“McCloud”) and Nomor AB (“Nomor”). We have one reportable segment, our pest management and termite business. Our vision is to be the global leader in professional pest management by consistently delivering superior solutions that build unrivaled trust and value with our stakeholders.

Organized in Delaware in 2007, Terminix is the successor to various entities dating back to 1927. Terminix operates through an extensive service network of approximately 380 company-owned branches in the United States (“U.S.”), Europe, Canada, Mexico and Central America, over 100 franchise and licensed locations in the U.S., Japan, South Korea, Southeast Asia and the Caribbean, and joint ventures in India and China. Terminix serves both residential and commercial customers, principally in the U.S. We made a daily average of over 50,000 visits to residential and commercial customer locations during 2021.

For the year ended December 31, 2021, Terminix recorded revenue of $2,045 million, net income of $125 million and Adjusted EBITDA of $387 million. For a reconciliation of net income (loss) to Adjusted EBITDA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In 2021, approximately 93 percent of our revenue was generated by sales in the U.S. and approximately 90 percent of the book value of our assets is located in the U.S.

Revenue from services in the years ended December 31, 2021 and 2020 was as follows:

	2021	2020
Residential Pest Management	36%	36%
Commercial Pest Management	27%	27%
Termite and Home Services	32%	32%
Sales of Products and Other	5%	5%

Over 80 percent of Terminix revenue comes from customers who enter into contracts with the option to renew periodically (e.g. annually, monthly or quarterly). Typically, termite services require an initial inspection and the installation of a protective bait station or, in certain situations, a liquid barrier surrounding the home. Termite contracts can be either service contracts or protection plans. The protection plan contracts provide a guarantee for the repair of new damage resulting from termite infestation. After the initial term, typically one year, a customer has the option to renew the contract at a significantly reduced cost that extends the guarantee. Consequently, revenue generated from a renewal customer is less than revenue generated from a first-year termite customer. “Sales of Products and Other” includes product sales and franchise fees. Franchise fees represent less than one percent of our revenue.

Terminix Competitive Strengths

•#1 recognized brand in U.S. termite and pest management services

•Passionate and empowered teammates focused on delivering superior customer service

•Trusted pest management expertise built over a 95-year history

•Expansive scale and deep presence across the U.S.

•Effective multi-channel customer acquisition strategy

•History of innovative leadership and introducing new products and services

Sale of ServiceMaster Brands

On October 1, 2020, we completed the sale of the assets and liabilities of the ServiceMaster Brands businesses, which was comprised of the Amerispec, Furniture Medic, Merry Maids, ServiceMaster Clean and ServiceMaster Restore brands, certain assets and liabilities of ServiceMaster Acceptance Corporation, our financing subsidiary that was historically reported as part of European Pest Control and Other, and the ServiceMaster trade name (the “ServiceMaster Brands Divestiture Group”) for $1,541 million to RW Purchaser LLC, an affiliate of investment funds managed by Roark Capital Management LLC (“Roark”) after working capital adjustments, resulting in a gain of $494 million, net of income taxes. We also entered into a transition services agreement and sublease agreement with Roark. See Note 7 to the Consolidated Financial Statements for further discussion of these agreements.

The historical results of the ServiceMaster Brands Divestiture Group, including the results of operations, cash flows and related assets and liabilities, are reported as discontinued operations for all periods presented herein.

COVID-19

Since March 11, 2020, when the World Health Organization designated COVID-19 as a global pandemic (“COVID-19” or “pandemic”), we have experienced increased demand in our residential pest management and termite and home services service lines as customers are spending more time at home. We have also experienced disruptions in our business, primarily in the commercial pest management service line, driven by both temporary and permanent business closures and service postponements, and in our product sales and other service line. We continue to focus on initiatives to ensure the safety and productivity of our teammates, including providing personal protective equipment and designing safety policies and measures for our field teammates, and relying on technology to facilitate remote working, with most back-office and all call center teammates working remotely and field support teammates working remotely where possible.

Proposed Acquisition by Rentokil

On December 13, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rentokil Initial plc, a public limited company incorporated under the laws of England and Wales (“Rentokil”), Rentokil Initial US Holdings, Inc., a Delaware corporation and a wholly owned subsidiary of Rentokil (“Bidco”), Leto Holdings I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Bidco (“Merger Sub I”), and Leto Holdings II, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Bidco (“Merger Sub II”), pursuant to which, and subject to the satisfaction or waiver of the conditions set forth therein, (1) Merger Sub I will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of Bidco, and (2) immediately following the effective time of the First Merger (the “Effective Time”), the Company, as the surviving corporation in the First Merger, will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned direct subsidiary of Bidco and an indirect wholly owned subsidiary of Rentokil.

Under the Merger Agreement, at the Effective Time, each share of our common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (other than certain excluded shares as described in the Merger Agreement) will be converted into the right to receive either:

•a number of American depositary shares of Rentokil (each representing a beneficial interest in five ordinary shares of Rentokil) equal to (A) 1.0619 (the “Exchange Ratio”) plus (B) the quotient of $11.00 (the “Per Share Cash Amount”) and the volume weighted average price (measured in U.S. dollars) of Rentokil American depositary shares (measured using the volume weighted average price of Rentokil ordinary shares as a proxy) for the trading day that is two trading days prior to the Effective Time (or such other date as may be mutually agreed to by Rentokil and the Company) (such price, the “Rentokil ADS Price,” and such number of Rentokil American depositary shares, the “Stock Consideration”); or

•an amount in cash, without interest, and in USD equal to the sum of (A) the Per Share Cash Amount plus (B) the product of the Exchange Ratio and the Rentokil ADS Price (the “Cash Consideration,” and together with the “Stock Consideration,” the “Merger Consideration”), in each case at the election of the holder of such share of our common stock, subject to certain allocation and proration provisions of the Merger Agreement. Immediately following such conversion, our shares of common stock will be automatically cancelled and cease to exist. The aggregate Cash Consideration and the aggregate Stock Consideration that will be issued in the Mergers will not vary as a result of individual election preferences.

The respective obligations of the Company and Rentokil to consummate the Mergers are subject to the satisfaction or waiver of a number of conditions, including, among others the approval of the Merger Agreement by the Company’s stockholders, approval of the transactions contemplated by the Merger Agreement and other related matters by Rentokil’s shareholders, and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

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

U.S. Termite and Pest Management Industry

The outsourced segment for residential and commercial termite and pest management services in the U.S. was approximately $10 billion in 2021. We estimate that there are approximately 19,000 U.S. termite and pest management companies, nearly all of which have fewer than 100 teammates.

Termites are responsible for an estimated $5 billion in home damage in the U.S. annually. The termite control industry provides treatment and inspection services to residential and commercial property owners for the remediation and prevention of termite infestations. We believe homeowners value quality and reliability over price in choosing professional termite control services, as the cost of most professional treatments is well below the potential cost of inaction or ineffective treatment. As a result, we believe the demand for termite remediation services is relatively insulated from changes in consumer spending. In addition to remediation services, the termite control industry offers periodic termite inspections and preventative treatments to residential and commercial property owners in areas with high termite activity, typically through renewable contracts. These contracts may carry guarantees that protect the property owner against the cost of structural damage caused by a termite infestation. Termites can cause significant damage to a structure before becoming visible to the untrained eye, highlighting the value proposition of professional preventative termite services. As a result, the termite control industry experiences high renewal rates on these preventative inspection and treatment contracts and revenues from such contracts are generally stable and recurring.

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

European Pest Management Industry

The European pest management market was approximately $4.9 billion in 2021. Our European operations currently represent four percent of our revenue.

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

Passionate and empowered teammates focused on delivering superior customer service. We believe our high customer retention demonstrates the valued nature of the services we offer and the consistently strong level of customer service that we provide. Many of our technicians have built long-standing, personal relationships with their customers. We believe these personal bonds, often forged over decades, help to drive customer loyalty and retention. As a result of our high retention and long-standing customer relationships, we enjoy significant visibility and stability in our business, and these factors limit the effect of adverse economic cycles on our revenue base.

We are constantly focused on improving customer service. The customer experience is at the foundation of our business model and we believe that each teammate is an extension of Terminix’s reputation. We employ rigorous hiring and training practices and continuously analyze our operating metrics to identify potential improvements in service and productivity. Technicians in our Terminix branches create continuity in customer relationships and ensure the development of best practices based on on-the-ground experience. We also provide our field teammates with access to sophisticated data management and mobility tools which enable them to drive efficiencies, improve customer service and ultimately grow our customer base and profitability.

Trusted pest management expertise built over a 95-year history. We believe our long history, rigorous training practices and high level of customer service establishes our reputation as the trusted expert in the eyes of our residential and commercial customers. The relationship of our technician with our customers is the foundation of our business and we believe sharing our expertise with customers to mitigate and prevent pest infestation is an important component of our service offering. Supported by mobile technology and robust inspection techniques, our technicians are able to provide valuable insights to customers that allow them to protect their most important asset. We believe the development of this relationship across our customer base with an average of over 50,000 touchpoints per day enhances our ability to cross-sell and increase customer penetration.

Expansive scale and deep presence across a national footprint. We are diversified in terms of customers and geographies within the U.S. We serve approximately 2.9 million residential and commercial customers across the U.S. Our diverse customer base and geographies help to mitigate the effect of adverse regional weather and market conditions and other risks in any particular geography or customer segment we serve. We therefore believe our size and scale provides us with added protection from risk relative to our smaller local and regional competitors.

Effective multi-channel customer acquisition strategy. Our multi-channel marketing approach focuses on building the value of our brands and generating revenue by understanding the decisions consumers make at each stage in the purchase of residential and commercial services. We also have been deploying increasingly sophisticated consumer analytics models that allow us to more effectively segment our prospective customers and tailor campaigns towards them. In addition, we are seeing success with innovative ways of reaching and marketing to consumers, including e-commerce, digital content marketing, online reputation management and social media channels.

History of innovative leadership and introducing new products and services.

Solid revenue and Adjusted EBITDA growth through business cycles. Our consolidated revenue and Adjusted EBITDA compound annual growth rates from 2017 through 2021 were seven percent and nine percent, respectively. We believe that our strong performance is attributable to the essential nature of our services, our strong value proposition and management’s focus on driving results through strategic investment and operational execution.

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

Develop and Expand New Service Offerings. We intend to continue to leverage our existing sales channels and local coverage to deliver additional value-added services to our customers. Our product development teams draw upon the experience of our technicians in the field, combined with in-house scientific expertise, to create innovative customer solutions for both our existing customer base and identified service/category adjacencies. We have a strong history of new product introductions, such as Terminix’s crawlspace encapsulation, disinfection services, mosquito control and wildlife exclusion services, that we believe will appeal to new potential customers as well as our existing customer base. Mosquito, wildlife exclusion and crawl space encapsulation are being offered in substantially all U.S. geographic segments where we believe significant opportunity exists. We are now focusing our efforts on increasing our market share in these product lines.

National Accounts Platform. Our Terminix and Copesan brands provide national account service offerings in commercial pest management and provide us with the opportunity to expand into combined offerings in the future. These national account customers operate multi-location businesses that leverage our national footprint.

Grow Our Commercial Business. Our revenue from commercial customers comprised approximately 27 percent of our 2021 revenue. We believe we are well positioned to leverage our national coverage, brand strength and broad service offerings to target both large multi-regional accounts and local and regional commercial customers. Our commercial expansion strategy targets industries with a demonstrated need for our services, including healthcare, manufacturing, warehouses, hotels and commercial real estate.

Expand the Geographies We Serve. Through detailed assessments of local economic conditions and demographics, we have identified target geographies for expansion, both in existing geographies where we have capacity to increase our local position and in new geographies, where we see opportunities.

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

Pursue Selective Acquisitions. Historically, we have a track record of being able to source and purchase targets at accretive prices and successfully integrate them into our business to increase branch density and improve operating margins. We anticipate that the highly fragmented nature of the markets in which we operate will continue to create opportunities for further consolidation. In the future, we intend to continue to take advantage of tuck-in as well as strategic acquisition opportunities, including Terminix franchise repurchases, particularly in under-penetrated geographies where we can enhance and expand our service capabilities.

Capital-Light Business Model

Our business model is characterized by strong margins and limited capital requirements. For the years ended December 31, 2021, 2020 and 2019, our net cash provided from operating activities from continuing operations was $239 million, $198 million and $164 million, respectively, and our property additions were $22 million, $26 million and $25 million, respectively. Free Cash Flow was $217 million, $172 million and $139 million for the years ended December 31, 2021, 2020 and 2019, respectively. For a reconciliation of Free Cash Flow to net cash provided from operating activities from continuing operations, which we consider to be the most directly comparable financial measure presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sales and Marketing

We market our services to both homeowners and businesses through various means, including digital marketing, television and radio advertising, print advertisements, marketing partnerships, door-to-door summer sales programs, telemarketing, various social media channels and through national, regional and local sales teams.

Customers and Geographies

Our revenues are not dependent on a single customer. However, a significant percentage of our revenue is concentrated in the southern and western regions of the U.S., with California, Texas and Florida collectively accounting for approximately one-third of our revenue in 2021.

Competition

We compete in the residential and commercial termite and pest management markets. We compete with many other companies in the sale of our services and products. The principal methods of competition in our business include quality and speed of service, brand awareness and reputation, technology and systems, customer satisfaction, pricing and promotions, professional sales forces, contractor network and referrals. All of the primary market segments in which we operate are highly fragmented, with approximately 19,000 providers nationwide. While competition includes many smaller independent competitors that make up the majority of the pest control market, our larger, more recognizable competitors include Orkin, Inc. (a subsidiary of Rollins, Inc.), Ecolab, Inc., Rentokil and Anticimex International AB, all of which compete internationally.

Information Technology

We have invested in information systems and software packages designed to allow us to grow efficiently and scale across our organization, while retaining local and regional flexibility. Our sophisticated IT systems enable us to provide a high level of convenience and service to our customers. We are developing a new customer experience platform to replace legacy operating systems as part of a fundamental reimagining of our operating model which will provide a full 360-degree vision of the customer and enable more data driven decision making. The new customer experience platform began a phased deployment at the end of 2021, and we believe it will provide us with a competitive advantage in our operations.

Human Capital Management

Terminix employs approximately 10,000 teammates in the U.S. and 1,700 teammates outside the U.S. in Europe, Canada and Central America. As a leader in the pest management industry, we recognize that our teammates are our most important asset in the delivery of the services we provide to customers. Since we deliver services in various communities around the world, it is important that our Teammate base reflect the values and customers of those communities we serve. In this regard, we are committed to fostering a safe, inclusive, and equitable workplace that attracts and retains exceptional talent, enabling us to better serve to our customers.

Five key areas in which we focus our efforts include:

1.Teammate Safety

2.Inclusion, Diversity, and Equity

3.Training and Development

4.Teammate Retention

5.Compensation and Benefits

Teammate Safety

At Terminix, safety is a core value. We maintain strong safety programs focused on continuously improving the safety and wellbeing of our communities, our teammates and the customers we serve. We maintain a safety first always culture grounded in striving for zero teammate injuries and illnesses, while operating and delivering our services responsibly and sustainably, and eliminating workplace safety incidents, risks and hazards. We review and monitor our performance regularly with a goal to continually reduce recordable incidents. During 2021, our recordable incident rate declined more than fifteen percent compared to 2020.

Since March 2020 when COVID-19 initially impacted the U.S. and continuing throughout 2021, our focus on workplace safety enabled us to preserve business continuity without sacrificing our commitment to keep our teammates, workplace visitors and customers safe.

Terminix was designated an essential business early in the COVID-19 pandemic. Since the onset of the pandemic, we have taken an integrated approach to helping our teammates manage their work and personal responsibilities, with the priority on teammate wellbeing, health and safety. Terminix has worked with suppliers to ensure we provide our teammates with the appropriate personal protection equipment to allow them to continue to serve our customers in a safe manner, protecting both the customer and the teammate. We continue to evaluate and evolve our COVID-19 protocols to align with the most current health recommendations in order to minimize any exposure to the virus by our teammates.

Inclusion, Diversity and Equity

At Terminix, we believe inclusion inspires results. Perspectives from a diverse workforce can provide key insights into selling into diverse communities, providing numerous avenues for the growth of the business and ultimately improving customer satisfaction.

The Company has created a Culture, Inclusion and Diversity Advisory Team (“Advisory Team”) with a mission to foster actions that create an inclusive work environment valuing the contributions and perspectives of all teammates. The goal of the Advisory Team is to advance a workforce that builds and advocates for gender, race, age, language, cultural background, education, work experience, ethnicity, sexual orientation, physical ability, as well as the religious and cultural views of our teammates. The Advisory Team is representative of Terminix teammates chosen to help engage in ongoing evaluation of Terminix’s internal business practices and advise the Terminix executive team on driving a culture of inclusion, diversity and equity.

The Advisory Team is committed to promoting and advancing this important work through five distinct subcommittees that drive inclusion, diversity and equity goals across core business streams:

•Corporate Responsibility

•Culture

•Inclusion

•Supplier Diversity

•Talent and Equity

As of December 31, 2021, our workforce in the U.S. consisted of 60 percent white and 40 percent minority representation. Also, our workforce was 81 percent male and 18 percent female, with one percent undeclared. Terminix is committed to improving the levels of both racial and gender representation to better reflect the communities in which we operate.

We have long-established, teammate-driven Business Resource Groups, which provide opportunities for education, community partnerships, cultural awareness and career development.

Training and Development

We have made investments in our human resources organization and structure that centralized and standardized hiring and training practices. We have also introduced tools to help our branch managers manage labor more efficiently, and we continue to invest in attracting, developing and retaining talent. Our front-line teammates also receive on-the-job training to ensure we are executing for our customers. Our online training platforms provide our teammates with access to a multitude of training courses, videos, reference material and other tools.

As part of encouraging internal development, we engage in regular discussions around succession planning and talent development at all levels of our Company. Our board of directors has frequent contact with business leaders within the organization and participates actively in the succession planning process. Our Senior Vice President, Chief Human Resources Officer reports directly to the CEO and works with management to evaluate internal talent for future leadership positions within the organization on an ongoing basis. In evaluating potential acquisitions, an important consideration is the quality of the management team of the target company and our ability to ensure such management team will remain with the Company as needed if we acquire the business.

Teammate Retention

Our experience has demonstrated that the retention of well-trained, high-performing teammates results in higher customer retention and improved financial results. Terminix has made significant investments in the hiring and training of teammates, especially those who are the Company’s face to the customer. Turnover rates for pest technicians tend to be higher in the first year of employment with a reduced rate beyond the first year. Consequently, Terminix has made investments in the recruiting, onboarding and training of new teammates to enhance their ability to deliver quality service to our customers and to keep them engaged in the Terminix business. The Company is also implementing the Terminix Way that includes the development of enhanced standard operating procedures, training paths and technology for frontline teammates that will improve consistency from branch-to-branch and teammate-to-teammate, and provide well-defined career paths for our teammates.

Compensation and Benefits

Terminix is committed to investing in our workforce by providing competitive compensation and benefit programs.

Compensation programs include base salary and variable compensation programs such as annual bonus, production plans, sales commissions, spot bonus and stock awards. The variable compensation programs are performance based, with the actual amount earned depending on the performance of the Company and the teammate. Other programs include:

•Comprehensive health and dental coverage is offered to teammates;

•A 401(k) savings plan with a Company match is offered that allows teammates to save for their future;

•Parental leave is provided to all new parents of both genders for births and adoptions; and

•Other insurance benefits are also offered, including Company-paid and supplemental teammate-paid life insurance, long-term disability and accidental death and disability coverage.

An Employee Stock Purchase Plan, where teammates can purchase stock in the Company to participate in the success of the Company, is also offered to teammates. This plan has been suspended as of December 31, 2021 due to the proposed acquisition by Rentokil.

Intellectual Property

We hold various service marks, trademarks and trade names, such as Terminix, that we deem particularly important to our advertising activities. As of December 31, 2021, we had marks that were protected by registration (either by direct registration or by treaty) in the U.S. and approximately 70 other countries.

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

These international, federal, state, provincial and local laws and regulations include laws relating to consumer protection and data privacy, wage and hour, deceptive trade practices, permitting and licensing, state contractor laws, workers’ safety, tax, healthcare reforms, franchise-related issues, collective bargaining and other labor matters, environmental and teammate benefits. The Terminix business must also meet certain Occupational Health & Safety Administration (OSHA) requirements, as well as Department of Transportation and Federal Motor Carrier Safety Administration requirements with respect to certain vehicles in its fleet. Terminix is regulated by federal, state and local laws, ordinances and regulations which are enforced by pest management boards, environmental protection agencies and similar government entities. Terminix uses products containing ingredients regulated by the U.S. Environmental Protection Agency (the “EPA”).

Environmental, Health and Safety Matters

Our business is subject to various international, federal, state and local laws and regulations regarding environmental, health and safety matters. Among other things, these laws regulate the emission or discharge of materials into the environment, govern the use, storage, treatment, disposal, transportation and management of hazardous substances and wastes and protect the health and safety of our teammates. These laws also impose liability for the costs of investigating and remediating, and damages resulting from, present and past releases of hazardous substances, including releases by prior owners or operators of sites we currently own or operate.

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

We cannot predict the effect of possible future environmental laws on our operations. Changes in, or new interpretations of, existing laws, regulations or enforcement policies, the discovery of previously unknown contamination, or the imposition of other environmental liabilities or obligations in the future, may lead to additional compliance or other costs. During 2021, there were no material capital expenditures for environmental control facilities, and there are no material expenditures anticipated for 2022 or 2023 related to such facilities.

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

ITEM 1A. RISK FACTORS

 You should carefully consider the factors described below, in addition to the other information set forth in this Annual Report on Form 10-K. These risk factors are important to understanding the contents of this Annual Report on Form 10-K and of other reports. Our reputation, business, financial position, results of operations and cash flows are subject to various risks. The risks and uncertainties described below are not the only ones relevant to us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially and adversely affect our reputation, business, financial position, results of operations and cash flows. The risk factors generally have been separated into five groups: risks related to our business and our industry, risks related to our indebtedness, risks related to our common stock, risks related to COVID-19 and risks related to the proposed acquisition by Rentokil.

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

Risks Related to Our Business and Our Industry

Our industry is highly competitive. Competition could reduce our market share and adversely affect our reputation, business, financial position, results of operations and cash flows.

We operate in a highly competitive industry. Changes in the source and intensity of competition within the industry may impact the demand for our services and may also result in additional pricing pressure. Regional and local competitors operating in a limited geographic area may have lower labor, teammate benefits and overhead costs than us. The principal methods of competition in our business include quality and speed of customer service, brand awareness and reputation, technology and systems, customer satisfaction, fairness of contract terms, including price and promotions, professional sales forces, contractor network and referrals. We may be unable to compete successfully against current or future competitors, and the competitive pressures that we face may result in reduced share, reduced pricing or an adverse impact to our reputation, business, financial position, results of operations and cash flows.

Weakening general economic conditions, especially as they may affect home sales, unemployment or consumer confidence or spending levels, may adversely impact our business, financial position, results of operations and cash flows.

Our results of operations are dependent upon consumer spending. Deterioration in general economic conditions and consumer confidence, particularly in California, Texas and Florida, which collectively represented approximately one-third of our revenue in 2021, could affect the demand for our services. Consumer spending and confidence tend to decline during times of declining economic conditions. A worsening of macroeconomic indicators, including weak home sales, higher home foreclosures, declining consumer confidence or rising unemployment rates, could adversely affect consumer spending levels, reduce demand for our services and adversely impact our business, financial position, results of operations and cash flows.

Termite damage claims and lawsuits related thereto could increase our legal expenses and may adversely impact our business, financial position, results of operations and cash flows.

Our business is subject to a significant number of damage claims related to termite activity in homes for which we provide termite control services, often accompanied by a termite damage warranty. Our termite damage warranty is a differentiator in the industry that has enabled us to become the market leader of this product line. Damage claims include circumstances when a customer notifies us that they have experienced damage and we reach an agreement to remediate that damage (a “Non-litigated Claim”); and circumstances when we do not reach an agreement with a customer to remediate the damage and that customer initiates litigation or arbitration proceedings (a “Litigated Claim”). Recently we have experienced higher Non-litigated Claim activity concentrated in our branches in Mobile, Alabama and Gulf Shores, Alabama, which comprise all of our customers in the area, (collectively, the “Mobile Bay Area”) related to Formosan termites, an invasive species, which has driven higher Non-litigated Claims expense. In addition, since the beginning of 2017, we have been served with an increasing number of Litigated Claims, again primarily concentrated in the Mobile Bay Area and related to Formosan termite activity, which has driven higher Litigated Claims expense. Some plaintiffs have sought to demonstrate a pattern and practice of fraud in connection with Litigated Claims and have sought awards, in addition to repair costs, which included punitive damages and damages for mental anguish. We defend these Litigated Claims vigorously, and we are taking decisive actions to mitigate increasing claims costs, however, we cannot give assurance that these mitigation actions will be effective in reducing claims or costs related thereto, nor can we give assurance that lawsuits or other proceedings related to termite damage claims will not materially affect our reputation, business, financial position, results of operations and cash flows.

In November 2020, the Company entered into the Consent Judgment and Settlement Agreement (the “Settlement”) with the Office of the Attorney General of the State of Alabama (the “AL AG”) and other Alabama state regulators, primarily related to our termite renewal pricing changes we made in the Mobile Bay area in 2019 and certain other termite inspection and treatment practices regarding the control of Formosan termites in that area that allegedly violated the Alabama Deceptive Trade Practices Act (the “ADTPA”). The Settlement provides for: immediate remediation measures to be provided directly to current and former customers in the Mobile Bay Area, including refunds of certain price increases, rebates to certain former customers, the establishment of a $25 million consumer fund and a related receiver to oversee our compliance with these commitments and to act as an arbitrator for certain Non-litigated Claims; the reimbursement of certain investigative and monitoring costs incurred by the AL AG’s office and the Department of Agriculture and Industries; and a university endowment intended to support termite and pest management research with an emphasis on Formosan termite research. The Company has also paid the state of Alabama $19 million. In the years ended December 31, 2021 and 2020, the Company recorded charges of $4 million and $49 million, respectively, and a reduction of revenue of $4 million was recorded in December 2020 related to these remediation measures.

Pursuant to the Settlement, we have also agreed to provide the opportunity to reinstate service for customers who canceled their services during certain specified timeframes as well as the retreatment of certain customer premises and a commitment to certain specified response and remediation timeframes for future termite damage claims. The financial impact of these remedies did not have a material impact on our results of operations or cash flows.

We entered into the Settlement, in part, because after consultation with Alabama legal counsel and a review of the relevant statutes and case law, the Settlement provides us with a preclusivity position to negate punitive damage awards related to future Litigated Claims in the Mobile Bay Area. The validity of the preclusivity position related to future Litigated Claims of fraud, misrepresentation, deceit, suppression of material facts or fraudulent concealment arising out of any act, occurrence or transaction related to our Formosan termite business practices in the Mobile Bay Area has experienced limited testing in legal proceedings with our fact scenarios and could fail to negate awards of punitive damages in future legal proceedings.

We remain in compliance with the Settlement and do not expect to incur additional material expenses related to the settlement in future periods.

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

Our financial performance may be adversely affected by increases in the level of our operating expenses, such as fuel, chemicals, raw materials, wages and salaries, teammate benefits, health care, vehicle maintenance, building materials, contractor costs, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs, all of which may be subject to inflationary pressures.

Fuel prices are subject to market volatility. Our fleet has been negatively impacted by significant increases in fuel prices in the past and could be negatively impacted in the future. Previous increases in fuel prices increased our costs of operating vehicles and equipment. There can be no assurances that rates will not fluctuate materially in future years. We cannot predict what effect global events could have on fuel prices, but it is possible that such events could lead to higher fuel prices. Although we hedge a significant portion of our fuel costs, we do not hedge all of those costs. We expect to use approximately 9.5 million to 11 million gallons of fuel in 2022. Fuel price increases can also result in increases in the cost of chemicals and other materials used in our business. We cannot predict the extent to which we may experience future increases in costs of fuel, chemicals, and equipment, parts, raw materials, wages and salaries, teammate benefits, health care, vehicle maintenance, contractor costs, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs and other operating costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, which could have a material adverse impact on our business, financial position, results of operations and cash flows.

We may not be able to attract and retain qualified key executives or transition smoothly to new leadership, which could adversely impact us and our business and inhibit our ability to operate and grow successfully.

The execution of our business strategy and our financial performance will continue to depend in significant part on our executive management team and other key management teammates. Any inability to attract in a timely manner qualified executives, retain our leadership team and recruit other important teammates could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

In addition, the use of certain pesticide products is regulated by various international, federal, state, provincial and local environmental and public health agencies. Although we strive to comply with such laws and regulations and have processes in place designed to achieve compliance, given our dispersed locations, distributed operations and numerous teammates and franchise associates, we may be unable to prevent violations of these or other laws and regulations from occurring. Even if we are able to comply with all such laws and regulations and obtain all necessary registrations and licenses, the pesticides or other products we apply or use, or the manner in which we apply or use them, could be alleged to cause injury to the environment, to people or to animals, or such products could be banned in certain circumstances. The laws and regulations may also apply to third-party vendors who are hired to repair or remediate property and who may fail to comply with environmental laws, health and safety laws and regulations and subject us to risk of legal exposure. The costs of compliance, non-compliance, investigation, remediation, combating reputational harm or defending civil or criminal proceedings, products liability, personal injury or other lawsuits could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

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

On January 20, 2017, Terminix International USVI, LLC (“TMX USVI”) and The Terminix International Company Limited Partnership (“TMX LP”), each an indirect, wholly-owned subsidiary of the Company, entered into a revised Plea Agreement (the “Plea Agreement”) in connection with the investigation initiated by the U.S. Department of Justice Environmental Crimes Section (the “DOJ”) into allegations that a local Terminix branch used methyl bromide as a fumigant at a resort in St. John, U.S. Virgin Islands. Under the terms of sentencing handed down on November 20, 2017, in addition to fines paid and reimbursement of clean-up costs, both TMX USVI and TMX LP will serve a five-year probation period ending in November 2022.

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

Our business is subject to significant international, federal, state, provincial and local laws and regulations. These laws and regulations include laws relating to consumer protection, wage and hour requirements, franchising, the employment of immigrants, labor relations, permitting and licensing, building code requirements, workers’ safety, the environment, insurance coverages, sales tax collection and remittance, teammate benefits, marketing (including, without limitation, telemarketing) and advertising, the application and use of pesticides and other chemicals. In particular, we anticipate that various international, federal, state, provincial and local governing bodies may propose additional legislation and regulation that may be detrimental to our business or may substantially increase our operating costs, including increases in the minimum wage; environmental regulations related to chemical use, climate change and other environmental matters; health care coverage; or “do-not-call” or other marketing regulations.

We are also subject to various consumer protection laws and subject to receiving inquiries or investigative demands by regulatory bodies, including the Consumer Financial Protection Bureau and state attorneys general and other state agencies. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our business and changes to such requirements may adversely affect our business, financial position, results of operations and cash flows. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in lawsuits, enforcement actions and other claims by third parties or governmental authorities, suffer harm to our reputation, suffer the loss of licenses or incur penalties that may affect how our business is operated, which, in turn, could have a material adverse impact on our business, financial position, results of operations and cash flows.

We are dependent on labor availability at our customer care centers and branches.

Our ability to conduct our operations is in part affected by our ability to increase our labor force, including on a seasonal basis at our customer care centers, which may be adversely affected by a number of factors. The ongoing labor shortage is challenging for all companies in the U.S. and we could be forced to increase wages to attract and retain teammates, which would result in higher operating costs and reduced profitability and could make it more difficult for us in responding to customer calls in a timely fashion or delivering our services in a high-quality or timely manner. Long wait times by customers during peak operating times could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

Decisions and rules by the National Labor Relations Board, including “expedited elections” and restrictions on appeals, could lead to increased organizing activities at our subsidiaries or franchisees. If these labor organizing activities were successful, it could further increase labor costs, decrease operating efficiency and productivity in the future, or otherwise disrupt or negatively impact our operations. In addition, potential competition from key teammates who leave Terminix could impact our ability to maintain our share in certain geographic areas.

Our franchisees, subcontractors, third-party distributors and vendors could take actions that could harm our business.

For the year ended December 31, 2021, $12 million of our consolidated revenue was received in the form of franchise revenues while $11 million of our consolidated revenue was received in the form of franchise revenues for each of the years ended December 31, 2020 and 2019. We estimate customer level revenue of our franchisees was $386 million, $369 million and $372 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our franchisees, subcontractors, third-party distributors and vendors are contractually obligated to operate their businesses in accordance with the standards set forth in our agreements with them. However, franchisees, subcontractors, third-party distributors and vendors are independent third parties that we do not control, and who own, operate and oversee the daily operations of their businesses. As a result, the ultimate success of any franchise operation rests with the franchisee. If franchisees do not successfully operate their businesses in a manner consistent with regulatory standards, royalty payments to us will be adversely affected and our brands’ image and reputation could be harmed. Similarly, if third-party distributors, subcontractors, vendors and franchisees do not successfully operate their businesses in a manner consistent with required laws, standards and regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third-party distributors, subcontractors, vendors and franchisees. In addition, our relationship with our franchisees, third-party distributors, subcontractors and vendors could become strained (including resulting in litigation) and these strains in our relationships or claims could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

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

Any disruption in our information technology systems, including capacity limitations, instabilities, or failure to operate as expected, could, depending on the magnitude of the problem, adversely impact our business, financial position, results of operations and cash flows, including by limiting our capacity to monitor, operate and control our operations effectively. Failures of our information technology systems could also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and teammates. If our disaster recovery plans do not work as anticipated, or if the third-party vendors to which we have outsourced certain information technology, customer care center or other services fail to fulfill their obligations to us, our operations may be adversely affected, and any of these circumstances could adversely affect our reputation, business, financial position, results of operations and cash flows.

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

Changes in the services we deliver or the products we use could affect our reputation, business, financial position, results of operations, cash flows and future plans.

Our financial performance is affected by changes in the services and products we offer to customers, including termite warranties. There can be no assurance that our strategies or product offerings will succeed in increasing revenue and growing profitability. An unsuccessful execution of strategies, including the rollout or adjustment of our new services or products, the effectiveness of sales and marketing plans and our handling of cases and claims for termite damages, particularly in the Mobile Bay Area, could cause us to reevaluate or change our business strategies and could have a material adverse impact on our reputation, business, financial position, results of operations, cash flows and future plans.

If we fail to protect the security of personal information about our customers, teammates and third parties, we could be subject to interruption of our business operations, private litigation, reputational damage and costly penalties.

We rely on, among other things, commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information of customers, teammates and third parties, such as payment cards and personal information. The systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are central to meeting standards set by the payment card industry (“PCI”). We continue to evaluate and modify these systems and protocols for PCI compliance purposes, and such PCI standards may change from time to time. Activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of these systems. Any compromises, breaches or errors in applications related to these systems or failures to comply with standards set by the PCI could cause damage to our reputation and interruptions in our operations, including customers’ ability to pay for services and products by credit card or their willingness to purchase our services and products and could result in a violation of applicable laws, regulations, orders, industry standards or agreements and subject us to costs, penalties and liabilities. We are subject to risks caused by data breaches and operational disruptions, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists. The frequency of data breaches of companies and governments have increased in recent years as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The occurrence of any of these events could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

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

We may pursue strategic transactions in the future, which could involve acquisitions or dispositions of businesses or assets. Any future strategic transaction could involve integration or implementation challenges, business disruption or other risks, or change our business profile significantly. Any inability on our part to consolidate and manage growth from acquired business or successfully implement other strategic transactions could have an adverse impact on our reputation, business, financial position, results of operations and cash flows. Any acquisition that we make may not provide us with the benefits that were anticipated when entering into such acquisition. The process of integrating an acquired business may create unforeseen difficulties and expenses, including the diversion of resources needed to integrate new businesses, technologies, products, teammates or systems; the inability to retain teammates, customers and suppliers; the assumption of actual or contingent liabilities (including those relating to the environment); failure to effectively and timely adopt and adhere to our internal control processes and other policies; write-offs or impairment charges relating to goodwill and other intangible assets; unanticipated liabilities relating to acquired businesses; and potential expense associated with litigation with sellers of such businesses. Any future disposition transactions could also impact our business and may subject us to various risks, including failure to obtain appropriate value for the disposed businesses, post-closing claims being levied against us and disruption to our business during the sale process or thereafter.

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

•loss of key teammates; and

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

From time to time, we enter into noncompetition agreements or other restrictive covenants (e.g., exclusivity, take or pay and non-solicitation obligations), including in connection with business dispositions or strategic contracts, that restrict us from entering into lines of business or operating in certain geographic areas into which we may desire to expand our business. We also are subject to various non-solicitation and no-hire covenants that may restrict our ability to solicit potential customers or teammates. If we do not comply with such restrictive covenants, or if a dispute arises regarding the scope and interpretation thereof, litigation could ensue, which could have an adverse impact on our business, financial position, results of operations and cash flows. Further, to the extent that such restrictive covenants prevent us from taking advantage of business opportunities, our business, financial position, results of operations and cash flows may be adversely impacted.

Our business process outsourcing initiatives have increased our reliance on third-party vendors and may expose our business to harm upon the termination or disruption of our third-party vendor relationships.

Our strategy to increase profitability, in part, by reducing our costs of operations includes the implementation of certain business process outsourcing initiatives. Any disruption, termination or substandard performance of these outsourced services, including possible breaches by third-party vendors of their agreements with us, could adversely affect our brands, reputation, customer relationships, financial position, results of operations and cash flows. Also, to the extent a third-party outsourcing provider relationship is terminated, there is a risk of disputes or litigation and that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that we consider favorable, and even if we find an alternate provider, or choose to insource such services, there are significant risks associated with any transitioning activities. In addition, to the extent we decide to terminate outsourcing services and insource such services, there is a risk that we may not have the capabilities to perform these services internally, resulting in a disruption to our business, which could adversely impact our reputation, business, financial position, results of operations and cash flows. We could incur costs, including teammate and equipment costs, to insource previously outsourced services like these, and these costs could adversely affect our results of operations and cash flows.

Risks Related to Our Indebtedness

The agreements and instruments governing our indebtedness contain restrictions and limitations that could impact our ability to operate our business.

As of December 31, 2021, we had approximately $899 million of total consolidated long-term indebtedness, including the current portion of long-term debt, outstanding, and $22 million of letters of credit outstanding and $378 million of available borrowing capacity under our Revolving Credit Facility maturing November 4, 2024 (the “Revolving Credit Facility”). The agreements governing our $600 million Term Loan Facility maturing November 4, 2026 (the “Term Loan Facility”) and the Revolving Credit Facility (collectively, the “Credit Facilities”) contain covenants that, among other things, restrict our ability to (i) transfer or sell assets, (ii) create liens and (iii) enter into agreements restricting dividends or other distributions by our subsidiaries.

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

Our indebtedness has primarily non-investment grade ratings, and any rating, outlook or watch assigned to our debt securities could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, current or future circumstances relating to the basis of the rating, outlook or watch, such as adverse changes to our business, so warrant. Any future lowering of our ratings, outlook or watch likely would make it more difficult or more expensive for us to obtain additional debt financing.

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

We currently intend to use our future earnings to fund our growth, to develop our business, repay debt, make acquisitions, and for working capital needs and general corporate purposes. Any future determination to pay dividends on our common stock will be at the sole discretion of our board of directors after taking into account various factors, including general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock. To the extent that we determine in the future to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends.

The market price of our common stock may be volatile and could decline.

The market price of our common stock may fluctuate significantly. Among the factors that could affect our stock price are:

•the proposed acquisition by Rentokil;

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

•additions or departures of key teammates.

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

In July 2014, we filed a registration statement on Form S-8 under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of (i) stock options granted under these plans and (ii) other equity based awards granted under the Amended and Restated Terminix Global Holdings, Inc. 2014 Omnibus Incentive Plan (“Omnibus Incentive Plan”).

On February 24, 2015, our board of directors approved and recommended for approval by our stockholders the Terminix Global Holdings, Inc. Employee Stock Purchase Plan (“Employee Stock Purchase Plan”), which became effective for offering periods commencing July 1, 2015. On April 27, 2015, our stockholders approved the Employee Stock Purchase Plan with a maximum of one million shares of common stock authorized for sale under the plan. In connection with the announcement of the proposed acquisition of the Company by Rentokil, the Employee Stock Purchase Plan was suspended as of January 1, 2022.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, teammates or agents, (iii) any action asserting a claim against us arising under the General Corporation Law of the State of Delaware or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. By becoming a stockholder in our Company, you will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Risks Related to COVID-19

Our operations may be adversely impacted as a result of pandemic outbreaks, including COVID-19.

In December 2019, COVID-19 was first reported in Wuhan, China, and by March 11, 2020, as COVID-19 spread outside of China, the World Health Organization designated the outbreak as a global pandemic. The COVID-19 pandemic could have negative impacts on our operations, major facilities or teammates’ and consumers’ health. As the global pandemic and its negative impact on the global economy continue, we expect COVID-19 to continue to interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our business, financial condition or results of operations. We have experienced and may continue to experience customer shutdowns, increased medical claims for our teammates, and supply chain disruptions related to COVID-19. To the extent that COVID-19 continues or worsens, governments may impose new or additional restrictions to slow its spread. The result of COVID-19 and those restrictions could result in additional businesses being shut down, additional work restrictions and supply chains being further interrupted, slowed, or rendered inoperable. As a result, it may be challenging to obtain raw materials to support our business needs, and individuals could become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes which could adversely impact our business, financial condition or results of operations. Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us.

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

Risks Relating to the Proposed Acquisition by Rentokil

The completion of the Mergers is subject to certain closing conditions, including regulatory and stockholder approvals as well as other uncertainties, and there can be no assurances as to whether and when they may be completed.

The respective obligations of the Company and Rentokil to consummate the Mergers are subject to the satisfaction or waiver of a number of customary conditions, including:  (1) the approval of the Merger Agreement by our stockholders; (2) approval of the transactions contemplated by the Merger Agreement and other related matters by Rentokil’s shareholders; (3) the absence of any law or order prohibiting consummation of the Mergers; (4) Rentokil’s registration statement on Form F-4 having been declared effective by the U.S. Securities and Exchange Commission; (5) Rentokil’s shareholder circular and prospectus having been approved by the U.K. Financial Conduct Authority; (6) the Rentokil ADSs issuable in the Mergers (and the Rentokil Ordinary Shares represented thereby) having been approved for listing on the New York Stock Exchange; (7) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (8) accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement; and (9) compliance by the other party in all material respects with such other party’s obligations under the Merger Agreement. In addition, the obligation of Rentokil to consummate the Mergers is subject to completion by the Company of the sale or disposition of certain of its existing businesses. If these conditions are not satisfied (or waived, if applicable) by certain dates specified in the Merger Agreement, either company will have a right to terminate the Merger Agreement in certain circumstances.

The governmental authorities from which authorizations under antitrust and foreign investment laws, including the HSR Act are required have broad discretion in administering the governing laws and regulations, and may take into account various facts and circumstances in their consideration of the Mergers, including other potential transactions in our industry or other industries. These governmental authorities may initiate proceedings seeking to prevent, or otherwise seek to prevent, the Mergers. As a condition to authorization of the Mergers or related transactions, these governmental authorities also may seek to impose requirements, limitations or costs, require divestitures or place restrictions on the conduct of Rentokil’s business after completion of the Mergers.

We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable) in a timely manner or at all, and, if all required consents and approvals are obtained and all closing conditions are timely satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Mergers. Many of the conditions to completion of the Mergers are not within either our or Rentokil’s control, and neither company can predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the Mergers could cause us not to realize some or all of the benefits that we expect to achieve if the Mergers are successfully completed within its expected timeframe.

Failure to complete the merger could negatively impact our stock price and future business and financial results.

If the Mergers are not completed for any reason, including as a result of our stockholders failing to adopt the Merger Agreement or Rentokil shareholders failing to approve the transactions contemplated by the Merger Agreement, we will remain an independent public company. Our ongoing business may be materially and adversely affected and we would be subject to a number of risks, including the following:

•we may experience negative reactions from the financial markets, including negative impacts on trading prices of our common stock, and from our customers, suppliers, regulators and teammates;

•we may be required to pay Rentokil a termination fee of $200 million if the Merger Agreement is terminated in certain circumstances, including because (1) Rentokil has terminated the Merger Agreement due to the fact that our board of directors has changed its recommendation in favor of the Mergers, (2) we have terminated the Merger Agreement in order to enter into an agreement providing for a Company Superior Proposal (as defined in the Merger Agreement) or (3) the Company has entered into an agreement providing for a Company Superior Proposal within twelve months following the termination of the Merger Agreement, in certain circumstances;

•we may be required to make a payment to Rentokil equal to $50 million if the Merger Agreement is terminated because our stockholders fail to adopt the Merger Agreement;

•the Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Mergers, and such restrictions, the waiver of which is subject to the consent of Rentokil, may prevent us from making certain acquisitions, entering into or amending certain contracts, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Mergers that we would have made, taken or pursued if these restrictions were not in place; and

•matters relating to the Mergers (including integration planning) will require substantial commitments of time and resources by our management and the expenditure of significant funds in the form of fees and expenses, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

If any of these risks materialize, they may materially and adversely affect our business, financial condition, financial results and stock prices.

Combining Rentokil and the Company may be more difficult, costly or time consuming than expected and the Company may fail to realize the anticipated benefits of the Mergers.

The success of the Mergers will depend, in part, on the ability to realize the anticipated synergies, operating efficiencies, and cost savings from combining the businesses of Rentokil and the Company. To realize the anticipated benefits and cost savings from the Mergers, Rentokil and the Company must integrate and combine their businesses in a manner that permits those cost savings to be realized, without adversely affecting current revenues and future growth. If Rentokil and the Company are not able to successfully achieve these objectives, the anticipated benefits of the Mergers may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the Mergers could be less than anticipated, the costs associated with effecting the Mergers may be more than anticipated, and integration may result in additional and unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the Mergers and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results and financial condition of the combined company, which may adversely affect the value of the common stock of the combined company after the completion of the Mergers.

Rentokil and the Company have operated and, until the completion of the Mergers, must continue to operate, independently. It is possible that the integration process could result in the loss of key associates, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect each company’s ability to maintain relationships with clients, customers and other business parties or to achieve the anticipated benefits and cost savings of the Mergers. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on Rentokil and/or the Company during this transition period and for an undetermined period after completion of the Mergers on the combined company.

Because the Merger Consideration will include a fixed number of American depositary shares of Rentokil, each such share represents a beneficial interest in five Rentokil ordinary shares and the market price of Rentokil ordinary shares has fluctuated and will continue to fluctuate, our stockholders cannot be sure of the value of the Merger Consideration they will receive in the Mergers.

The market value of the consideration our stockholders will receive in the Mergers will fluctuate with the market price of Rentokil’s ordinary shares. Based on Rentokil’s five-day average daily volume weighted share price and the five-day average of the Sterling-US Dollar exchange rate, in each case, over the period spanning December 6, 2021 to December 10, 2021, inclusive, the implied value of the merger consideration to our stockholders was approximately $55.00 per share of our common stock, and such implied value has fluctuated since the date of the announcement of the Mergers and will continue to fluctuate from the date of this Annual Report on Form 10-K until the date the Mergers are completed, which could occur a considerable amount of time after the date hereof. Rentokil’s ordinary share price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in Rentokil’s and the Company’s respective businesses, operations and prospects, risks inherent in the respective businesses, changes in market assessments of the likelihood that the Mergers will be completed and/or the value that may be generated by the Mergers, and changes with respect to expectations regarding the timing of the Mergers and regulatory considerations. Many of these factors are beyond our control.

In addition, upon completion of the Mergers, certain holders of our common stock who receive Rentokil ADSs in the Mergers will become holders of shares of Rentokil ordinary shares. The businesses of Rentokil differ from those of the Company in important respects, and, accordingly, the results of operations of Rentokil after the Mergers, as well as the market price of Rentokil ordinary shares, may be affected by factors different from those currently affecting the results of operations of the Company.

While the Mergers are pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our operating results, financial position and/or cash flows or result in a loss of teammates, customers, collaborators or suppliers.

The Merger Agreement includes restrictions on the conduct of our business until the earlier of the completion of the Mergers or termination of the Merger Agreement. For example, unless we obtain Rentokil’s prior written consent (which consent may not be unreasonably withheld, conditioned or delayed), we may not, subject to certain exceptions and aggregate limitations, incur additional indebtedness, issue additional shares of our common stock outside of our equity incentive plans, repurchase our common stock, pay dividends, acquire assets, securities or property, dispose of businesses or assets, enter into material contracts or make certain additional capital expenditures. We may find that these and other contractual restrictions in the Merger Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. The pendency of the Mergers may also divert management’s attention and our resources from ongoing business and operations.

Our teammates, customers, and suppliers may experience uncertainties about the effects of the Mergers. It is possible that some customers, suppliers and other parties with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Mergers. Similarly, current and prospective teammates may experience uncertainty about their future roles with us following completion of the Mergers, which may materially adversely affect our ability to attract and retain key teammates. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position and/or cash flows and/or our stock price.

Lawsuits may be filed against us and/or Rentokil challenging the transactions contemplated by the Merger Agreement. An adverse ruling in any such lawsuit may delay or prevent the proposed Mergers from being completed.

Lawsuits arising out of or relating to the Merger Agreement, Rentokil’s registration statement on Form F-4 (which will include a document that serves as a prospectus of Rentokil and a proxy statement of the Company) and/or the proposed acquisition of us by Rentokil may be filed in the future. One of the conditions to completion of the Mergers is the absence of any injunction or other order being in effect that prohibits completion of the Mergers. Accordingly, if a plaintiff is successful in obtaining an injunction, then such order may prevent the proposed Mergers from being completed, or from being completed within the expected timeframe.

We may have difficulty attracting, motivating and retaining executives and other key teammates in light of the Mergers.

Uncertainty about the effect of the Mergers on our teammates may have an adverse effect on our business. This uncertainty may impair our ability to attract, retain and motivate key teammates. Teammate retention may be particularly challenging during the pendency of the Mergers, as our teammates may experience uncertainty about their future roles in the combined business. No assurance can be given that we will be able to attract or retain key teammates to the same extent that we have been able to attract or retain teammates in the past.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our corporate headquarters in Memphis, Tennessee. We also own or lease a variety of facilities, predominantly in the U.S., for branches, offices, storage, data processing and training. We believe that these facilities are suitable and adequate to support the current needs of our business.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “TMX” (formerly under the ticker “SERV” until October 5, 2020). Our common stock began trading on the NYSE on June 26, 2014. As of February 24, 2022, there were two registered holders of our common stock and we estimate in excess of 50,000 beneficial stockholders.

The graph below presents our cumulative total stockholder returns relative to the performance of the Standard & Poor’s 500 Composite Stock Index and Standard & Poor’s 400 Consumer Services Index over the past five years. The graph assumes $100 invested at the opening price of our common stock on NYSE and each index on December 31, 2016. On October 1, 2018, we completed the previously announced separation of our American Home Shield business. The separation was effectuated through a tax-free, pro rata dividend (the “Distribution”) to our stockholders of approximately 80.2 percent of the outstanding shares of common stock of frontdoor, inc. (“Frontdoor”), which was formed as a wholly owned subsidiary of the Company to hold our American Home Shield business. Our stockholders received one share of Frontdoor common stock for every two shares of Terminix common stock held as of the close of business on the record date. The graph below assumes, similar to a cash dividend, that the shares of Frontdoor that were distributed on October 1, 2018, were sold and the proceeds from such sale were reinvested into additional shares of Terminix common stock.

Dividends

We did not pay any cash dividends in 2019, 2020 or 2021. As a result of the spin-off of American Home Shield, in 2018, each Terminix stockholder as of the record date, received a dividend of one share of Frontdoor common stock for every two shares of Terminix common stock held. The Company distributed 67,781,527 shares of common stock of Frontdoor in the Distribution. Stockholders received cash in lieu of fractional shares they would have otherwise received in the Distribution.

Given the proposed acquisition by Rentokil, we do not intend to pay any dividends in the foreseeable future. We currently intend to use our future earnings, if any, to fund our growth, to develop our business, repay debt, make acquisitions, and for working capital needs and general corporate purposes. Any future determination to pay dividends on our common stock will be at the sole discretion of our board of directors after taking into account various factors, including general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. Our ability to pay cash dividends to holders of our common stock may be restricted by the Credit Facilities, insofar as we may seek to pay dividends out of funds made available to us by our subsidiaries. See “Liquidity—Limitations on Distributions and Dividends by Subsidiaries” for a description of the impact of our restrictions under our debt instruments on our ability to pay dividends.

Share Repurchase Program

On September 25, 2020, our board of directors approved a three-year $400 million share repurchase program, which funds were exhausted in the second quarter of 2021. On September 21, 2021, our board of directors approved a new three-year $400 million share repurchase program. Under the share repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of December 31, 2021, we had $253 million of authority remaining under this program. Given the proposed acquisition by Rentokil, we do not intend to repurchase any shares of our common stock for the foreseeable future.

Issuer Purchases of Equity Securities

				Maximum dollar
			Total number of	value of shares
			shares purchased as	that may yet be
		Average	part of publicly	purchased under the
	Total number of	price paid	announced plans or	plans or programs
Period	shares purchased	per share	programs	(in millions)
Jan. 1, 2021 through Mar. 31, 2021	3,514,693	$48.12	3,514,693	$225
Apr. 1, 2021 through June 30, 2021	3,718,911	$48.77	3,718,911	43
July 1, 2021 through Sept. 30, 2021	3,814,419	$44.92	3,814,419	272
Q4 2021:
Oct. 1, 2021 through Oct. 31, 2021	455,800	$42.32	455,800	253
Nov. 1, 2021 through Nov. 30, 2021	—	$—	—	—
Dec. 1, 2021 through Dec. 31, 2021	—	$—	—	—
Oct. 1, 2021 through Dec. 31, 2021	455,800	$42.32	455,800	$253
Total	11,503,823	$47.04	11,503,823	$253

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “—Information Regarding Forward-Looking Statements” and “Risk Factors.”

Overview

Our core services include residential and commercial termite and pest management under the following brands: Terminix, Copesan, Assured Environments, Gregory, McCloud, and Nomor. Our operations for the periods presented in this report are organized into one reportable segment, our pest management and termite business.

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

COVID-19 and Outlook

Since March 11, 2020, when the World Health Organization designated COVID-19 as a global pandemic, we have experienced increased demand in our residential pest management and termite and home services service lines as customers are spending more time at home. We have also experienced disruptions in our business, primarily in the commercial pest management service line, driven by temporary business closures and service postponements, and in our product sales and other service line. We expect the commercial pest market to continue to stabilize to more normalized growth levels into 2022.

Over the course of 2021, we experienced an increase in medical expenses and short-term disability claims related to COVID-19 infections in our workforce, which we expect to continue in the short-term, and we have experienced increased turnover and labor shortages as a result of the pandemic. We continue to focus on initiatives to ensure the safety and productivity of our teammates, including personal protective equipment and safety policies and measures for field teammates, and technology to facilitate remote working, with most back-office and all customer care center teammates continuing to work remotely and field support teammates working remotely where possible. We continue to evaluate the benefits, opportunities and risks identified from our remote working experiences to sustain and identify ways to reduce ongoing operating costs while balancing operational performance.

Proposed Acquisition by Rentokil

On December 13, 2021, we entered into the Merger Agreement with Rentokil, Bidco, Merger Sub I and Merger Sub II. Under the Merger Agreement, at the Effective Time, each share of our common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (other than certain excluded shares as described in the Merger Agreement) will be converted into the right to receive either:

•a number of American depositary shares of Rentokil (each representing a beneficial interest in five ordinary shares of Rentokil) equal to (A) 1.0619 plus (B) the quotient of $11.00 and the volume weighted average price (measured in U.S. dollars) of Rentokil American depositary shares (measured using the volume weighted average price of Rentokil ordinary shares as a proxy) for the trading day that is two trading days prior to the Effective Time (or such other date as may be mutually agreed to by Rentokil and the Company); or

•an amount in cash, without interest, and in USD equal to the sum of (A) the Per Share Cash Amount plus (B) the product of the Exchange Ratio and the Rentokil ADS Price,

in each case at the election of the holder of such share of our common stock, subject to certain allocation and proration provisions of the Merger Agreement. Immediately following such conversion, our shares of common stock will be automatically cancelled and cease to exist. The aggregate Cash Consideration and the aggregate Stock Consideration that will be issued in the Mergers will not vary as a result of individual election preferences.

The respective obligations of the Company and Rentokil to consummate the Mergers are subject to the satisfaction or waiver of a number of conditions, including, among others the approval of the Merger Agreement by the Company’s stockholders, approval of the transactions contemplated by the Merger Agreement and other related matters by Rentokil’s shareholders, and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

In conjunction with the proposed Mergers, the parties have agreed that the Company may provide up to $20 million of cash retention awards (the “Retention Pool”) to Terminix teammates. The retention awards are designed to retain and incentivize the Terminix team as it executes the 2022 operating plan, achieves the consummation of the merger and assists with the integration of the combined company after closing of the transaction. Half of the Retention Pool has been allocated specifically to customer-facing, field operations teammates, and the remainder has been allocated to key back-office teammates.

Key Business Metrics

We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of our business. These metrics include:

•revenue,

•operating expenses,

•net income (loss),

•earnings (loss) per share,

•Adjusted EBITDA,

•free cash flow,

•organic revenue growth, and

•customer retention.

To the extent applicable, these measures are evaluated with and without impairment, acquisition-related costs (adjustments), restructuring, foreign currency impacts and other charges that management believes are not indicative of the ongoing earnings capabilities of our business. We also focus on measures designed to monitor cash flow, including net cash provided from operating activities from continuing operations and free cash flow.

Revenue. Our revenue results are primarily a function of the volume and pricing of the services and products provided to our customers by our business as well as the mix of services and products provided across our business. The volume of our revenue is impacted by new unit sales, the retention of our existing customers and acquisitions. We serve both residential and commercial customers, principally in the U.S. We expect to continue our tuck-in acquisition program and to periodically evaluate other strategic acquisitions. In 2021, approximately 94 percent of our revenue was generated by sales in the U.S.

Operating Expenses. In addition to the impact of changes in our revenue results, our profitability (Net Income (Loss) and Adjusted EBITDA) are affected by, among other things, the level of our operating expenses. A number of our operating expenses are subject to inflationary pressures, such as fuel, chemicals, wages and salaries, teammate benefits and health care, vehicles, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs.

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

Adjusted EBITDA. We evaluate performance based primarily on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before: depreciation and amortization expense; amortization of cloud-based software, acquisition-related costs (adjustments); Mobile Bay Formosan termite settlement; termite damage claims reserve adjustment; non-cash stock-based compensation expense; restructuring and other charges; goodwill impairment charges; fumigation related matters; realized (gain) loss on investment in frontdoor, inc.; net earnings (loss) from discontinued operations; provision (benefit) for income taxes; loss on extinguishment of debt; and interest expense. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives, consulting agreements, acquisition activities and equity-based, long-term incentive plans.

Free Cash Flow. Free Cash Flow means net cash provided from operating activities from continuing operations, less property additions. We believe Free Cash Flow is useful as a supplemental measure of our liquidity. We use Free Cash Flow to facilitate company-to-company cash flow comparisons by removing payments for property additions, which may vary from company-to-company for reasons unrelated to operating performance.

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

Seasonality

We have seasonality in our business, which drives fluctuations in revenue and Adjusted EBITDA for interim periods. In 2021 and 2020, the percentage of our annual total revenue and Adjusted EBITDA earned by quarter was as follows:

2021

	Q1	Q2	Q3	Q4
Revenue	23%	27%	26%	24%
Adjusted EBITDA	23%	32%	26%	19%

2020

	Q1	Q2	Q3	Q4
Revenue	23%	27%	26%	23%
Adjusted EBITDA	17%	34%	28%	20%

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

Repurchase of Notes

On September 30, 2020, we closed on an amendment to our Term Loan B credit agreement that permits proceeds from the sale of ServiceMaster Brands to be used to retire subordinated debt or pay shareholder returns. In conjunction with the amendment, we made an approximately $51 million advance amortization payment on the Term Loan B, set to mature in November of 2026, and terminated $4 million of the interest rate swap. In connection with the repayment, we recorded a loss on extinguishment of debt of $1 million, which includes the write-off of debt issuance costs. On November 16, 2020, we used a portion of the proceeds from the sale of ServiceMaster Brands and retired all $750 million of our existing 5.125% Notes due 2024, plus applicable accrued interest. In connection with the retirement, we recorded a loss on extinguishment of debt of $25 million, which included a $19 million prepayment penalty and the write-off of debt issuance costs. As a result of this repurchase and Term Loan B advanced amortization payment, interest expense decreased approximately $38 million in 2021.

Results of Operations

The following table shows the results of operations for continuing operations for the years ended December 31, 2021, 2020 and 2019, which reflects the results of acquired businesses from the relevant acquisition dates.

	Year Ended December 31,			Increase (Decrease)		% of Revenue
(In millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019	2021	2020	2019
Revenue	$2,045	$1,961	$1,819	4%	8%	100%	100%	100%
Cost of services rendered and products sold	1,193	1,155	1,069	3	8	58	59	59
Selling and administrative expenses	561	559	527	*	6	27	28	29
Amortization expense	40	36	25	9	47	2	2	1
Acquisition-related costs (adjustments)	(1)	—	16	*	*	—	—	1
Mobile Bay Formosan termite settlement	4	49	—	*	*	0	2	—
Termite damage claims reserve adjustment	—	—	53	*	*	—	—	3
Fumigation related matters	2	—	—	*	*	—	—	—
Realized (gain) loss on investment in frontdoor, inc.	—	—	(40)	*	*	—	—	(2)
Restructuring and other charges	19	16	14	*	*	1	1	1
Goodwill impairment	3	—	—	*	*	—	—	—
Interest expense	45	83	87	(46)	(4)	2	4	5
Interest and net investment income	(2)	(4)	(5)	(43)	(25)	—	—	—
Loss on extinguishment of debt	—	26	8	*	*	—	1	—
Income from Continuing Operations before Income Taxes	180	41	64	*	*	9	2	4
Provision for income taxes	57	24	5	*	*	3	1	0
Equity in earnings of joint ventures	2	3	0	*	*	—	—	0
Income from Continuing Operations	$126	$20	$60	*	*	6%	1%	3%

___________________________________

*not meaningful

Revenue

We reported revenue of $2,045 million, $1,961 million and $1,819 million for the years ended December 31, 2021, 2020 and 2019, respectively. Revenue by service line is as follows:

	Year Ended
	December 31,
(In millions)	2021	2020	Growth		Organic		Acquired
Residential Pest Management	$738	$706	$32	5%	$23	3%	$10	1%
Commercial Pest Management	549	522	27	5%	12	2%	16	3%
Termite and Home Services	654	633	20	3%	19	3%	1	—%
Sales of Products and Other	104	100	4	4%	4	4%	—	—%
Total Revenue	$2,045	$1,961	$84	4%	$57	3%	$27	1%

	Year Ended
	December 31,
(In millions)	2020	2019	Growth		Organic		Acquired
Residential Pest Management	$706	$683	$22	3%	$15	2%	$8	1%
Commercial Pest Management	522	441	81	18%	(6)	(1)%	87	20%
Termite and Home Services	633	607	27	4%	22	4%	4	1%
Sales of Products and Other	100	88	13	14%	(8)	(9)%	20	23%
Total Revenue	$1,961	$1,819	$142	8%	$23	1%	$119	7%

Revenue growth was $84 million year over year, or four percent. Foreign currency fluctuations contributed $9 million, or less than one percent, of total organic revenue growth.

European pest management revenue is now presented within Commercial Pest Management, and prior periods have been reclassified to conform to the current period presentation.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Residential pest management revenue growth was five percent, reflecting organic revenue growth of three percent. Organic revenue growth was driven by improved price realization and improved trailing 12-month customer retention rates. Residential pest management revenue also increased one percent from acquisitions completed during the year.

Commercial pest management revenue growth was five percent, reflecting growth from acquisitions of three percent and organic revenue growth of two percent. The commercial pest management organic revenue growth was driven by improved price realization in the domestic commercial business as well as strong growth internationally. Foreign currency fluctuations contributed $9 million or two percent, of the commercial pest management organic revenue growth.

Termite revenue growth was three percent. Termite completions increased six percent, driven by increased demand for termite services. Home services, which are managed as a component of our termite line of business and include wildlife exclusion, crawl space encapsulation and attic insulation, growth was eight percent, primarily as a result of increased cross selling to existing customers. Termite renewals growth was flat, with growth from increased volume and improved price realization, offset by approximately $8 million impact from the change in the timing of revenue recognition in our monthly subscription-based termite offering. Excluding the impact of the monthly subscription-based termite offering, termite renewal growth would have been three percent and total termite growth would have been five percent.

In the year ended December 31, 2021, termite renewal revenue comprised 44 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Termite activity is unpredictable in its nature. Factors that can impact termite activity include favorable weather conditions and consumer awareness of termite swarms.

Sales of products and other revenue grew four percent due to increased product demand as we lap the impacts of COVID-19 on twelve months ended December 31, 2020 revenue. The sale of products was negatively impacted by product availability and supply channel slowdowns stemming from COVID-19.

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

Commercial pest management revenue growth was 18 percent, reflecting growth from acquisitions of 20 percent, offset by organic revenue declines of one percent. The commercial pest management organic revenue decline was driven by service postponements and cancellations due to business closures from COVID-19 and lower sales of non-recurring services, partially offset by price increases. Gregory and McCloud, which were acquired during the fourth quarter of 2019, contributed to organic revenue growth beginning in the fourth quarter of 2020. We also acquired Nomor and Pelias on September 6, 2019. Beginning in September of 2020 their results contributed to organic revenue growth. Foreign currency fluctuations contributed $3 million to commercial pest management organic revenue growth.

Termite and home services revenue, including wildlife exclusion, crawl space encapsulation and attic insulation, which are managed as a component of our termite line of business, growth was four percent, primarily reflecting retention gains, an increase in both core termite and home services new unit sales and improved price realization. In the year ended December 31, 2020, we recorded a reduction of termite revenue of $4 million related to the Mobile Bay Formosan termite settlement.

In the year ended December 31, 2020, termite renewal revenue comprised 45 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Termite activity is unpredictable in its nature. Factors that can impact termite activity include favorable weather conditions and consumer awareness of termite swarms.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $1,193 million, $1,155 million and $1,069 for the years ended December 31, 2021, 2020 and 2019, respectively.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

For the year ended December 31, 2021 compared to December 31, 2020, costs of services rendered and products sold increased three percent overall but decreased one percent as a percentage of revenue, primarily attributable to the flowthrough from higher revenue. Production labor increased $11 million representing increased labor costs, primarily due to increased turnover year-over-year and labor market driven cost inflation. Direct cost productivity improved $22 million, including lower chemical costs, improvements in fleet management, lower fuel prices primarily related to favorable fuel hedge rates and subcontractor productivity from the insourcing of Copesan national accounts customers. Termite damage claims expenses decreased $2 million, driven by lower Non-litigated termite damage claims counts, offset by higher cost per Non-litigated Claim due, in part, to inflationary pressure on building materials and contractor costs, primarily in the Mobile Bay Area. Medical claims due to COVID-19 represents $13 million of increased medical claims and short-term disability costs as a result of the COVID-19 pandemic. The $7 million decrease in insurance program expense is driven by favorable adjustments in our automobile, general liability and workers’ compensation program of $8 million in the year ended December 31, 2021 as compared to favorable adjustments of $1 million in the year ended December 31, 2020.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

For the year ended December 31, 2020 compared to December 31, 2019, costs of services rendered and products sold increased eight percent, primarily due to increased revenues. Production labor decreased $14 million driven, in part, by improved teammate retention and labor management, partially offset by labor inefficiencies incurred in the first quarter of 2020 due to the impact of COVID-19. Vehicle and fuel costs decreased $9 million driven by improvements in fleet management and lower fuel prices. The increase in termite damage claims of $21 million was driven by increased Non-litigated Claims and Litigated Claims, primarily in the Mobile Bay Area, as well as the costs of the termite damage claim mitigation program in the Mobile Bay Area. Travel decreased $2 million driven by the impact of COVID-19 and limited travel in 2020. The increase in costs related to our insurance program of $5 million was driven by favorable adjustments in our automobile, general liability and workers’ compensation program of $1 million in the year ended December 31, 2020 as compared to favorable adjustments of $6 million in the year ended December 31, 2019.

Selling and Administrative Expenses

For the years ended December 31, 2021, 2020 and 2019, we reported selling and administrative expenses of $561 million, $559 million, and $527 million, respectively. The following table provides a summary of selling and administrative expenses:

	Year Ended December 31,
(In millions)	2021	2020	2019
Selling and marketing expenses	$265	$265	$255
General and administrative expenses	296	294	273
Total Selling and administrative expenses	$561	$559	$527

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Selling and administrative expenses increased $1 million compared to the year ended December 31, 2020, primarily due to higher marketing spend. General and administrative costs increased $1 million in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to $8 million of investments in the Customer Experience Platform (“CxP”) and Terminix Way. This increase was partially offset by back-office reductions as we align ourself as a singularly focused pest management business.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Selling and administrative expenses increased $32 million. Incentive compensation increased $19 million driven by 2020 financial performance. The $6 million decrease in travel was driven by the impact of COVID-19 and limited travel in 2020. The decrease in corporate administrative expenses of $5 million was driven by actions taken to reduce the cost of our corporate headquarters operations. We also incurred incremental selling and administrative expenses of $12 million as a result of domestic acquisitions completed in the last 12 months.

Amortization Expense

Amortization expense was $40 million, $36 million and $25 million in the years ended December 31, 2021, 2020, and 2019, respectively. The increase in amortization expense primarily reflects the effect of increased acquisitions.

Acquisition-Related Costs (Adjustments)

We recognized income related to acquisitions of $1 million and less than $1 million and $16 million of acquisition-related costs in the years ended December 31, 2021, 2020 and 2019, respectively. In the year ended December 31, 2021, we adjusted previously accrued contingent consideration related to acquisitions of approximately $4 million as the contingencies were not met. This offset approximately $3 million of acquisition-related costs incurred in the year ended December 31, 2021. The decrease in acquisition-related costs for the year ended December 31, 2020 compared to 2019 primarily reflects the effect of decreased acquisition activity in 2020 compared to 2019.

Mobile Bay Formosan Termite Settlement

We recorded a charge of $49 million in the year ended December 31, 2020 for the Mobile Bay Formosan termite settlement (as defined below). We incurred $4 million of additional costs related to the Mobile Bay Formosan termite settlement in the year ended December 31, 2021, related to an increase in the projected customer response regarding certain remedies mandated by the Settlement. See Note 9 to the consolidated financial statements for more details.

Termite Damage Claims Reserve Adjustment

We recorded a charge of $53 million in the year ended December 31, 2019 for an adjustment of our reserves for termite damage claims. The adjustment is the result of a change in our estimation technique based on a detailed statistical assessment of claims history and case results. See Note 9 to the Consolidated Financial Statements for more details.

Fumigation Related Matters

We recorded charges of $2 million in the year ended December 31, 2021, for fumigation related matters. No similar charge was recorded in the years ended December 31, 2020 or 2019. See Note 9 to the Consolidated Financial Statements for more details.

Realized (Gain) Loss on Investment in frontdoor, inc.

We recorded a realized gain of $40 million related to the sale of our retained investment in Frontdoor in the year ended December 31, 2019.

Restructuring and Other Charges

We incurred restructuring charges of $19 million, $16 million and $12 million for the years ended December 31, 2021, 2020, and 2019, respectively. Restructuring Charges in 2021 primarily included costs related to the proposed acquisition by Rentokil and for 2021 and 2020 severance and costs to simplify our back-office and align administrative functions as a singularly focused pest management company following the sale of the ServiceMaster Brands Divestiture Group. Other charges represent professional fees incurred that are not closely associated with our ongoing operations. Other charges were $2 million for the year ended December 31, 2019. We incurred no other charges for the years ended December 31, 2021 or 2020.

Interest Expense

Interest expense was $45 million, $83 million and $87 million for the years ended December 31, 2021, 2020 and 2019, respectively. The decrease in interest expense in 2021 and 2020 was principally driven by the retirement of all $750 million of our existing 5.125% Notes on November 15, 2020, using proceeds from the sale of the ServiceMaster Brands Divestiture Group.

Interest and Net Investment Income

Interest and net investment income was $2 million, $4 million and $5 million for the years ended December 31, 2021, 2020 and 2019, respectively, and comprised interest income on cash balances.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $26 million was recorded in the year ended December 31, 2020. We recorded a $1 million loss on extinguishment of debt related to an advanced amortization payment made on our Term Loan Facility, and a prepayment penalty of $19 million and write-off of debt issuance costs of $7 million on the retirement and repayment of our $750 million 5.125% Notes due 2024. A loss on extinguishment of debt of $8 million was recorded in the year ended December 31, 2019, related to the refinancing of our old Term Loan Facility on November 5, 2019. See Note 11 to the Consolidated Financial Statements for more details. There was no loss on extinguishment of debt for the year ended December 31, 2021.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes was $180 million, $41 million and $64 million for the years ended December 31, 2021, 2020 and 2019, respectively. The increase for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by a reduction in Mobile Bay Formosan termite settlement costs, interest expense and not incurring any loss on extinguishment of debt.

The decrease for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily driven by the Mobile Bay Formosan termite settlement and a loss on the extinguishment of debt. The year ended December 31, 2019 also included a termite damage claims reserve adjustment and a realized gain on our investment in Frontdoor. There were no similar items in 2020.

Provision for Income Taxes

The effective tax rate on income from continuing operations was 31.4 percent, 58.1 percent and 7.3 percent for the years ended December 31, 2021, 2020 and 2019, respectively. The effective tax rate on income from continuing operations for the year ended December 31, 2021 was higher than expected primarily due to foreign deferred tax adjustments, additional costs related to the Rentokil transaction, penalties, and limits to the deductibility of compensation of certain executive officers as set forth by Section 162(m) of the Internal Revenue Code. The effective tax rate on income from continuing operations for the year ended December 31, 2020 was primarily unfavorably impacted by the Mobile Bay Formosan termite settlement as described in Note 9 to the Consolidated Financial Statements, the majority of which is not deductible for income tax purposes. Additional information on income taxes, including our effective tax rate reconciliation and liabilities for uncertain tax positions, can be found in Note 5 to the Consolidated Financial Statements.

Equity in Earnings of Joint Ventures

Equity in earnings of joint ventures were $2 million and $3 million in the years ended December 31, 2021 and 2020, primarily reflecting earnings from joint ventures entered into in 2019. Earnings from joint ventures in the year ended December 31, 2019 was less than $1 million.

Income from Continuing Operations

Income from continuing operations was $126 million, $20 million and $60 million for the years ended December 31, 2021, 2020 and 2019, respectively. The increase for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by a $139 million increase in income from continuing operations before income taxes, resulting from a reductions in Mobile Bay Formosan termite settlement costs, interest expense and not incurring any loss on extinguishment of debt.

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

Net Earnings (Loss) from Discontinued Operations

Net earnings (loss) from discontinued operations was $(1) million, $531 million and $69 million for the years ended December 31, 2021, 2020 and 2019, respectively, reflecting the operations of the ServiceMaster Brands Divestiture Group for each year, through September 30, 2020. The year ended December 31, 2020 includes the gain on the sale of the ServiceMaster Brands Divestiture Group of $494 million, net of income taxes.

Net Income (Loss)

Net income (loss) was $125 million, $551 million and $128 million for the years ended December 31, 2021, 2020 and 2019, respectively. The decrease for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily driven by $531 million lower net earnings from discontinued operation offset by a $106 million increase in income from continuing operations. The increase for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily driven by the gain recognized on the ServiceMaster Brands Divestiture Group, offset by a decrease in income from continuing operations of $40 million, driven by the Mobile Bay Formosan termite settlement and higher debt extinguishment costs.

Adjusted EBITDA

We use Adjusted EBITDA to facilitate operating performance comparisons from period to period. Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income (loss) or any other performance measures derived in accordance with GAAP or as an alternative to net cash provided by operating activities or any other measures of our cash flow or liquidity. Adjusted EBITDA means net income (loss) before: depreciation and amortization expense; amortization of cloud-based software, acquisition-related costs (adjustments); Mobile Bay Formosan termite settlement; termite damage claims reserve adjustment; non-cash stock-based compensation expense; restructuring and other charges; goodwill impairment charges; fumigation related matters; realized (gain) loss on investment in frontdoor, inc.; net earnings (loss) from discontinued operations; provision (benefit) for income taxes; loss on extinguishment of debt; and interest expense.

We believe Adjusted EBITDA facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures (affecting net interest income and expense), taxation, the age and book depreciation of facilities and equipment (affecting relative depreciation expense), restructuring initiatives, acquisition activities (affecting amortization and acquisition-related costs (adjustments)) and equity-based, long-term incentive plans, which may vary for different companies for reasons unrelated to operating performance.

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

The following table sets forth Adjusted EBITDA and reconciles Net Income (Loss) to Adjusted EBITDA for the periods presented, which we consider to be the most directly comparable GAAP financial measure:

	Year Ended December 31,
(In millions)	2021	2020	2019
Net Income	$125	$551	$128
Depreciation and amortization expense	110	110	96
Amortization of cloud-based software	1	—	—
Acquisition-related costs (adjustments)(a)	(1)	—	16
Mobile Bay Formosan termite settlement(b)	4	51	—
Termite damage claims reserve adjustment(c)	—	—	53
Non-cash stock-based compensation expense(d)	20	16	14
Restructuring and other charges(e)	19	16	14
Goodwill impairment	3	—	—
Fumigation related matters(f)	2	—	—
Realized gain on investment in frontdoor, inc.(g)	—	—	(40)
Net earnings (loss) from discontinued operations(h)	1	(531)	(69)
Provision for income taxes	57	24	5
Loss on extinguishment of debt(i)	—	26	8
Interest expense	45	83	87
Adjusted EBITDA	$387	$345	$313

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

(b)Represents a charge of $49 million and the prior period portion of a reduction of revenue of $2 million related to the Mobile Bay Formosan termite settlement as described in Note 9 to the consolidated financial statements. We also incurred $4 million of additional costs related to the Mobile Bay Formosan termite settlement in the year ended December 31, 2021, related to an increase in the projected customer response regarding certain remedies mandated by the Settlement. We have excluded this from Adjusted EBITDA because we believe it does not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

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

(e)For 2021, 2020, and 2019, represents restructuring and other charges described in Note 8 to the consolidated financial statements. We exclude these restructuring and other charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(f)Represents charges for fumigation related matters described in Note 9 to the consolidated financial statements. We exclude these charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(g)Represents a remeasurement gain and loss, respectively, related to our retained 19.8% investment in Frontdoor subsequent to the Distribution and driven by the change in Frontdoor’s stock price in the respective periods. We exclude these amounts from Adjusted EBITDA because this charge is not part of our ongoing operations and we believe doing so is useful to investors in aiding period-to-period comparability.

(h)Represents the historical results of the ServiceMaster Brands Divestiture Group which was sold on October 1, 2020 and is presented as discontinued operations herein. See Note 7 to the consolidated financial statements. We exclude these amounts from Adjusted EBITDA because these charges are not part of our ongoing operations and we believe doing so is useful to investors in aiding period-to-period comparability.

(i)For 2020 and 2019, represents a non-cash loss on extinguishment of debt as described in Note 11 to the consolidated financial statements.

The following table provides a summary of changes in Adjusted EBITDA from December 31, 2019 to December 31, 2021:

(In millions)
Year Ended December 31, 2019	$313
Impact of organic revenue growth	14
Production labor	14
Vehicle and fuel	9
Damage claims	(21)
Bad debt	3
Travel	8
Sales and marketing costs	2
Incentive compensation	(19)
Corporate administrative expenses	5
Insurance program	(5)
Impact of domestic acquisitions	10
European Pest Management	11
Other	4
Year Ended December 31, 2020	$345
Impact of change in revenue	39
Production labor	(11)
Direct productivity	22
Termite damage claims	2
Medical claims due to COVID-19	(13)
Investments in CxP and Terminix Way	(8)
Sales and marketing	(1)
Insurance program	7
Other	5
Year Ended December 31, 2021	$387

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Production labor increased $11 million, primarily due to increased turnover year-over-year as the labor markets improve. Direct productivity reduced costs $22 million year over year, including lower chemical costs, improvements in fleet management, lower fuel prices primarily related to favorable fuel hedge rates and subcontractor productivity from the insourcing of Copesan national accounts customers. Termite damage claims expenses decreased $2 million due to lower Non-litigated Claims counts in 2021, offset, in part, by higher cost per Non-litigated Claim due, in part, to inflationary pressure on building materials and contractor costs, primarily in the Mobile Bay Area. Medical costs increased $13 million due to increased medical claims and short-term disability costs as a result of the COVID-19 pandemic. Investments in CxP and Terminix Way increased $8 million as we prepare to launch the Terminix Way initiative and a phased deployment of CxP. The $7 million increase in insurance program was driven by additional favorable adjustments in our automobile, general liability and workers’ compensation program.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The decrease in production labor was driven, in part, by improved teammate retention and labor management, partially offset by labor inefficiencies incurred in the first quarter of 2020 due to the impact of COVID-19. The decrease in vehicle and fuel was driven by improvements in fleet management and lower fuel prices. The increase in termite damage claims was driven by increased Non-litigated Claims and Litigated Claims, primarily in the Mobile Bay Area, as well as the costs of the termite damage claim mitigation program in the Mobile Bay Area. The increase in incentive compensation is driven by 2020 financial performance. The decrease in travel was driven by the impact of COVID-19 and limited travel in 2020. The decrease in corporate administrative expenses was driven by actions taken to reduce the cost of our corporate headquarters operations. The decrease in insurance program was driven by fewer favorable adjustments in our automobile, general liability and workers’ compensation program.

Free Cash Flow

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

We believe Free Cash Flow is useful as a supplemental measure of our liquidity. We use Free Cash Flow to facilitate company-to-company cash flow comparisons by removing payments for property additions, which may vary from company-to-company for reasons unrelated to operating performance.

The following table reconciles net cash provided from operating activities from continuing operations, which we consider to be the most directly comparable GAAP measure, to Free Cash Flow using data derived from our consolidated financial statements for the periods indicated:

	Year Ended December 31,
(In millions)	2021	2020	2019
Net Cash Provided from Operating Activities from Continuing Operations	$239	$198	$164
Property additions	(22)	(26)	(25)
Free Cash Flow	$217	$172	$139

Liquidity and Capital Resources

Liquidity

A portion of our liquidity needs are due to service requirements on our indebtedness. The Credit Facilities contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of December 31, 2021, we were in compliance with the covenants under the agreements that were in effect on such date.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Credit Facilities. We expect that cash provided from operations and available capacity under the Revolving Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for the following 12 months, including payment of interest and principal on our debt. Cash and long-term marketable securities totaled $131 million as of December 31, 2021, compared with $629 million as of December 31, 2020.

As of December 31, 2021, there were $22 million of letters of credit outstanding and $378 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts. We also have $89 million of cash collateral under our automobile, general liability and workers’ compensation insurance program that is included as Restricted cash on the Consolidated Statements of Financial Position as of December 31, 2021. We may from time to time change the amount of cash or marketable securities used to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program. The amount of cash or marketable securities utilized to satisfy these collateral requirements will depend on the relative cost of the issuance of letters of credit under the new Revolving Credit Facility and our cash position. Any change in cash or marketable securities used as collateral would result in a corresponding change in our available borrowing capacity under the Revolving Credit Facility.

On September 25, 2020, our board of directors approved a three-year $400 million share repurchase program, which funds were exhausted in the third quarter of 2021. On September 21, 2021, our board of directors approved a new three-year $400 million share repurchase program. Under the share repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of December 31, 2021, we had $253 million of authority remaining under this program. Given the proposed acquisition by Rentokil, we do not intend to repurchase any shares of our common stock for the foreseeable future.

Additionally, under the terms of our fuel swap contracts, we are required to post collateral in the event the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the agreement with the counterparty. As of December 31, 2021, the estimated fair value of our fuel swap contracts was a net asset of $2 million, and we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were also issued under the Revolving Credit Facility. The continued use of letters of credit for this purpose in the future could limit our ability to post letters of credit for other purposes and could limit our borrowing availability under the Revolving Credit Facility. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

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

On November 5, 2019, we closed on an amended $600 million Term Loan B due 2026, as well as a $400 million revolving credit agreement due 2024. Concurrently with the refinancing, we entered into a seven-year interest rate swap agreement with a notional amount of $550 million, of which $546 million remains in effect as of December 31, 2021. During the remaining term on the agreement, the effective interest rate on $546 million of the new Term Loan B is fixed at a rate of 1.615 percent, plus the incremental borrowing margin of 1.75 percent, or 3.365 percent.

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

Long term debt is summarized in the following table:

	As of December 31,
(In millions)	2021	2020
Senior secured term loan facility maturing in 2026	540	539
7.45% notes maturing in 2027	172	169
7.25% notes maturing in 2038	41	41
Vehicle finance leases	119	95
Other	26	77
Less current portion	(50)	(94)
Total long-term debt	$849	$826

The amounts above are net of unamortized debt issuance costs and unamortized original issue discounts. For further information on our indebtedness, see Note 11 to the Consolidated Financial Statements.

Fleet and Equipment Financing Arrangements

We have entered into a fleet management services agreement (the “Fleet Agreement”) which, among other things, allows us to obtain fleet vehicles through a leasing program. We expect to fulfill substantially all of our vehicle fleet needs through the leasing program under the Fleet Agreement. For the year ended December 31, 2021, we acquired approximately $65 million of vehicles through the leasing program under the Fleet Agreement. All leases under the Fleet Agreement are finance leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin of 1.25% to 2.45%. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement. We anticipate new lease financings for the full year 2022 will range from approximately $70 million to $80 million.

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

We consider the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. The amount of cash associated with indefinitely reinvested foreign earnings was approximately $29 million and $41 million as of December 31, 2021 and 2020, respectively.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized in the following table.

	Year Ended December 31,
(In millions)	2021	2020	2019
Net cash provided from (used for):
Operating activities	$239	$198	$164
Investing activities	(131)	(47)	(519)
Financing activities	(623)	(992)	328
Discontinued operations	17	1,176	81
Effect of exchange rate changes on cash	(1)	1	1
Cash increase (decrease) during the period	$(499)	$336	$55

Operating Activities

Net cash provided from operating activities from continuing operations increased $41 million to $239 million for the year ended December 31, 2021 compared to $198 million for the year ended December 31, 2020 and $164 million for the year ended December 31, 2019.

Net cash provided from operating activities in 2021 comprised $308 million in earnings adjusted for non-cash charges, offset, in part, by $10 million in payments related to restructuring and other charges, $4 million in payments related to acquisition-related costs and a $55 million increase in cash required for working capital (a $46 million increase excluding the working capital impact of accrued interest and taxes). For the year ended December 31, 2021, working capital requirements were unfavorably impacted by the deferral of payroll and income tax payments under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in 2020 and increase in prepaid and other current assets.

Net cash provided from operating activities in 2020 comprised $242 million in earnings adjusted for non-cash charges, offset, in part, by $49 million in payments on the Mobile Bay Formosan termite settlement, $12 million in payments related to restructuring and other charges, $5 million in payments related to acquisition-related costs and a $22 million decrease in cash required for working capital (a $3 million decrease excluding the working capital impact of accrued interest and taxes). For the year ended December 31, 2020, working capital requirements were favorably impacted by the deferral of payroll and income tax payments under the CARES Act and the collection of a federal income tax refund.

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

Investing Activities

Net cash used for investing activities from continuing operations was $131 million for the year ended December 31, 2021 compared to $47 million for the year ended December 31, 2020 and $519 million for the year ended December 31, 2019.

Capital expenditures, which included recurring capital needs, and information technology projects, decreased to $22 million in 2021 from $26 million in 2020 and $25 million in 2019. We anticipate capital expenditures for the full year 2022 will range from $30 million to $40 million, reflecting recurring capital needs and information technology projects. We expect to fulfill our ongoing vehicle fleet needs through vehicle finance leases. We have no additional material capital commitments at this time.

Proceeds from the sale of equipment and other assets was $5 million, $6 million and $1 million in 2021, 2020 and 2019, respectively.

Cash payments for acquisitions totaled $113 million in 2021 compared with $36 million in 2020 and $506 million in 2019. In 2021, we completed 16 acquisitions, while in 2020, we completed 12 tuck-in acquisitions. In 2019, we completed 39 acquisitions, including Nomor, Pelias, Assured Environments, Gregory, McCloud and Terminix UK. We expect to continue our tuck-in acquisition program and to periodically evaluate other strategic acquisitions in the U.S. and internationally.

Cash flows used by notes receivable, net, for the year ended December 31, 2021 totaled $2 million, reflecting the origination of other long-term financing arrangements. Cash flows received from notes receivable, net, for the year ended December 31, 2020 and 2019 totaled $9 million and $11 million, respectively.

Financing Activities

Net cash used for financing activities from continuing operations was $623 million for the year ended December 31, 2021 compared to net cash used for financing activities of $992 million for the year ended December 31, 2020 and net cash provided by financing activities from continuing operations of $328 for the year ended December 31, 2019.

During 2021, we made debt payments of $144 million and borrowed $50 million under the Revolving Credit Facility. We also repurchased $541 million of common stock and received $12 million from the issuance of common stock upon the exercise of stock options

During 2020, we made a $51 million advance amortization payment on our Term Loan B and retired all $750 million of our 5.125% Notes. In connection with the retirement we paid a prepayment penalty of $19 million. In addition, we made $66 million of other debt payments and paid $3 million of debt issuance costs. We also repurchased $110 million of common stock and received $8 million from the issuance of common stock upon the exercise of stock options.

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

Financial Position—Continuing Operations

The following discussion describes material changes in our financial position from December 31, 2020 to December 31, 2021.

Cash decreases were primarily driven by share repurchases of $541 million offset by improved cash flows from operating activities.

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

Goodwill increased from prior year levels due to several pest management and termite acquisitions during 2021. See Notes 4 and 6 to the Consolidated Financial Statements for more details.

Accrued liabilities—Payroll and related expenses decreased due to a one-time deferral of approximately $30 million payroll tax payments under the CARES Act as of December 31, 2020. We paid approximately 50 percent of the payroll deferral in 2021 and the remainder will be paid in 2022.

Current portion of long-term debt decreased primarily due to the payment of $50 million of deferred purchase price and an earnout related to the 2018 purchase of Copesan in the second quarter of 2021.

Deferred taxes increased from prior year levels, primarily due to an increase in deferred tax liabilities associated with intangible assets, as well as a decrease in deferred tax assets associated with accrued liabilities and other long-term obligations. See Note 5 to the Consolidated Financial Statements for more details.

Other long-term obligations decreased primarily due to decreases in the fair value liability associated with our Cross Currency and interest rate swaps and net investment hedge. See Note 17 to the Consolidated Financial Statements for more details.

Total stockholders’ equity decreases were primarily driven by share repurchases of $541 million. See the Consolidated Statements of Stockholders’ Equity for further information.

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

Goodwill and Intangible Assets

As required under accounting standards, goodwill is not subject to amortization, and intangible assets with indefinite useful lives are not amortized until their useful lives are determined to no longer be indefinite. Goodwill and intangible assets that are not subject to amortization are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. Goodwill and indefinite-lived intangible assets, primarily our trade names, are assessed annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Most of our goodwill is assigned to three reporting units, Terminix, Nomor and Pelias. During the third quarter of 2021, based on a change in business direction and outlook, we performed an interim goodwill impairment test for a small reporting unit. As a result of this test, we recorded a non-cash goodwill impairment charge of approximately $3 million, representing the full amount of goodwill associated with this reporting unit. Our 2021, 2020 and 2019 annual impairment analyses, which were performed as of October 1 of each year, did not result in any goodwill or trade name impairments. We performed a qualitative annual goodwill impairment test for our Terminix and Nomor reporting units and Terminix and Copesan indefinite lived trade names as of October 1, 2021. The qualitative impairment test (Step 0) involves the use of significant judgment as to whether there has been a material decline in operating, business, or economic factors that would indicate it is more likely than not the carrying value of a reporting unit exceeds its fair value. We performed a quantitative impairment test for our Pelias reporting unit. The quantitative (Step 1) impairment test required the use of significant judgment, including the discount rates, the long-term business plan about future revenues and expenses, capital expenditures and changes in working capital, which are dependent on internal forecasts, estimation of long-term growth for each reporting unit, and determination of the weighted average cost of capital. Additionally, for our remaining reporting units with goodwill, we performed a qualitative impairment analysis during the fourth quarter of 2021 and determined that it was more likely than not that these assets were not impaired.

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

A summary of Litigated Claims and Non-litigated Claims activity over the last three years is as follows:

	Litigated Claims			Non-litigated Claims
	Mobile Bay Area	All Other Regions	Total	Mobile Bay Area	All Other Regions	Total
Outstanding claims as of December 31, 2018	31	17	48	264	602	866
New claims filed	40	1	41	735	2,652	3,387
Claims resolved	(15)	(7)	(22)	(623)	(2,636)	(3,259)
Outstanding claims as of December 31, 2019	56	11	67	376	618	994
New claims filed	25	14	39	482	2,353	2,835
Claims resolved	(32)	(9)	(41)	(600)	(2,125)	(2,725)
Outstanding claims as of December 31, 2020	49	16	65	258	846	1,104
New claims filed	36	15	51	402	2,180	2,582
Claims resolved	(27)	(5)	(32)	(491)	(2,289)	(2,780)
Outstanding claims as of December 31, 2021	58	26	84	169	737	906

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

A summary of Litigated Claims and Non-litigated Claims reserve activity over the last three years is as follows:

	Litigated Claims			Non-litigated Claims
(In millions)	Mobile Bay Area	All Other Regions	Total	Mobile Bay Area	All Other Regions	Total
Reserves as of December 31, 2018	$4	4	$8	$7	13	$20
Expense	8	3	11	11	20	31
Change in reserve estimate	34	11	45	8	—	8
Payments	(6)	(6)	(12)	(11)	(20)	(31)
Reserves as of December 31, 2019	40	12	52	15	13	28
Expense	18	7	25	12	17	29
Payments	(23)	(6)	(30)	(13)	(19)	(32)
Reserves as of December 31, 2020	35	13	47	14	11	25
Expense	19	4	23	11	29	41
Payments	(18)	(2)	(20)	(17)	(27)	(43)
Reserves as of December 31, 2021	$36	$14	$50	$8	$14	$22

Our results of operations for the years ended December 31, 2021, 2020 and 2019 included charges for legal fees associated with Litigated Claims of $5 million, $8 million and $7 million, respectively. In addition, our results of operations for the year ended December 31, 2020 included costs related to mitigation efforts in the Mobile Bay Area of $9 million.

Newly Issued Accounting Standards

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. See Note 2 to the Consolidated Financial Statements for further information on newly issued accounting standards.

 Information Regarding Forward-Looking Statements

This report contains forward-looking statements and cautionary statements. Forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward looking statements are subject to known and unknown risks and uncertainties. These forward-looking statements also include, but are not limited to statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial position; results of operations; cash flows; prospects; impact from COVID-19; the proposed acquisition by Rentokil; growth strategies or expectations; the continuation of acquisitions, including the integration of any acquired company and risks relating to any such acquired company; fuel prices; attraction and retention of key teammates; the impact of fuel swaps; the valuation of marketable securities; estimates of accruals for self-insured claims related to workers’ compensation, auto and general liability risks; expected termite damage claims costs; estimates of future payments under operating and finance leases; estimates on current and deferred tax provisions; the outcome (by judgment or settlement) and costs of legal or administrative proceedings, including, without limitation, collective, representative or class action litigation; and the impact of prevailing economic conditions.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, could cause actual results and outcomes to differ from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•risks and uncertainties related to the proposed acquisition of the Company by Rentokil, including regulatory and stockholder approvals, challenges to the proposed acquisition, business operational uncertainties and potential loss of key teammates;

•implementation of Mobile Bay termite Settlement remediation measures to current and former customers;

•the validity of the Mobile Bay termite Settlement’s preclusivity provisions related to future litigated termite damage claims of fraud, misrepresentation, deceit, suppression of material facts or fraudulent concealment arising out of any act, occurrence or transaction related to our Formosan termite business practices in the Mobile Bay Area;

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

Interest Rate Risk

We manage our exposure to the impact of interest rate changes through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. See Note 11 to the Consolidated Financial Statements for further discussion of our long-term debt and interest rate swap agreement.

We have hedged substantially all of our variable rate debt under our interest rate swap and, therefore, we believe our exposure to interest rate fluctuations, when viewed on a net basis, is not material to our overall results of operations. Assuming all revolving loans were fully drawn as of December 31, 2021, each one percentage point change in interest rates would result in an approximate $4 million change in annual interest expense on our Revolving Credit Facility.

The following table summarizes information about our debt as of December 31, 2021 (after considering the impact of the effective interest rate swaps), including the principal cash payments and related weighted-average interest rates by expected maturity dates based on applicable rates at December 31, 2021.

	Expected Year of Maturity							Fair
(In millions)	2022	2023	2024	2025	2026	Thereafter	Total	Value
Debt:
Fixed rate	$13	$3	$5	$4	$546	$235	$808	$866
Average interest rate	4.6%	4.6%	4.6%	4.6%	7.4%	5.0%	4.6%
Variable rate	$37	$31	$21	$17	$12	$2	$119	$119
Average interest rate	1.4%	1.4%	1.4%	1.4%	1.4%	1.4%	1.4%
Interest Rate Swaps:
Receive variable/pay fixed						$546
Average pay rate(1)						1.6%
Average receive rate(1)						0.2%

__________________________________

(1)Before the application of the applicable borrowing margin.

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 9.5 million to 11 million gallons of fuel in 2022. As of December 31, 2021, a 10 percent change in fuel prices would result in a change of approximately $4 million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of December 31, 2021, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $26 million, maturing through 2022. The estimated fair value of these contracts as of December 31, 2021 was a net asset of $2 million. These fuel swap contracts provide a fixed price for approximately 80 to 90 percent of our estimated fuel usage for 2022.

Foreign Currency Risk

We are exposed to foreign currency exchange risk in Swedish krona, Norwegian krone, the euro, British pound, Canadian dollar, Mexican peso and Chinese yuan. Fluctuation of the U.S. dollar relative to the currencies of the foreign countries in which we operate can have an impact on our operating results.

We have entered into a cross currency interest rate swap and a net investment hedge to mitigate the financial impact of fluctuations in foreign currency exchange rates between the U.S. dollar and Swedish krona, our largest foreign currency exposure. These instruments provide a fixed translation rate on our approximately $200 million investment in Nomor. A hypothetical 10 percent adverse movement in foreign currency exchange rates compared to the U.S. dollar relative to exchange rates on December 31, 2021, would have resulted in a change in the fair value of this investment of approximately $20 million. The impact on income and other comprehensive income from these hypothetical changes in foreign currency exchange rates would be substantially offset by the impact such changes would have on the related cross currency swap and net investment hedge contracts, respectively, which are in place for the related foreign currency denominated investment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Terminix Global Holdings, Inc.
Memphis, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Terminix Global Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income(loss), stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Commitments and Contingencies – Accrued Self-Insured Claims – Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description

The Company is self-insured for general liability, automobile liability, and workers’ compensation risks, while maintaining retention limits with third-party insurers to limit its total liability exposure. Historical claims experience is utilized to establish the current year accrual and the underlying provision for future losses. This actuarially determined provision and related accrual include both known claims, as well as incurred but not reported claims.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accrued self-insured claims liability included the following, among others:

•We tested the effectiveness of controls related to accrued self-insured claims, including those over (1) the analysis of trends in claims and how claim development impacts the projection of settlement value of reported and unreported claims, (2) the consideration of competency of the external actuary assisting in the reserve analysis, and (3) management’s evaluation of its external actuary’s reserve analysis and the recording of its estimated liability.

•We evaluated the methods and assumptions used by management to estimate accrued self-insured claims by:

-Testing the underlying data that served as the basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were reasonable.

-Comparing management’s selected estimates to the range provided by their third-party actuary and evaluating where the estimates fall within the range and whether such is consistent with historical practice.

–Using Deloitte specialists, performed the following procedures:

▪Evaluated the appropriateness of the factors in the actuarial analysis prepared by management’s external specialist including loss development factors, severity trends, changes in accident frequency, initial expected loss rates, and other industry benchmarks

▪Evaluated the external specialist’s methodologies of developing the estimated range for the self-insurance claims reserve for the Company for reasonableness

▪Independently developed a range of loss for the self-insurance liabilities and compared our estimated ranges to management’s recorded liabilities and its external actuarial specialist’s estimates

▪Compared management’s prior-year estimates of expected development and ultimate loss to actuals incurred during the current year to identify potential bias in the determination of the self-insured claims liability.

Litigated Termite Damage Claims – Refer to Note 9 to the financial statements

Critical Audit Matter Description

The Company has contingent liabilities related to litigated termite damage claims. The Company accrues for these contingent liabilities when management determines that it is probable that a liability has been incurred and the amount can be reasonably estimated. In developing its estimates, the Company has projected its losses for certain claims based on what it has determined to be a statistically meaningful population of historical claims which encompasses a sufficient history of resolved claims with similar attributes.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the litigated termite damage claims liability included the following, among others:

•We tested the effectiveness of controls related to litigated termite damage claims liability, including those controls over the appropriateness of the information utilized in the claim loss projections and management’s evaluation of the statistical analysis.

•We evaluated the methods and assumptions used by management in its statistical analysis to estimate the litigated liability by:

–Testing the underlying data, including the completeness and accuracy of litigated claims settled in prior years and open cases

–Inquiring of Company in-house and external legal counsel regarding certain assumptions utilized in the statistical analysis

–Using Deloitte specialists to perform sensitivity tests on key variables in the statistical analysis, perform retrospective procedures, and recalculate the statistical analysis used in management’s estimate.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
March 1, 2022

We have served as the Company's auditor since 2002.

Consolidated Statements of Operations and Comprehensive Income

(In millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$2,045	$1,961	$1,819
Cost of services rendered and products sold	1,193	1,155	1,069
Selling and administrative expenses	561	559	527
Amortization expense	40	36	25
Acquisition-related costs (adjustments)	(1)	—	16
Mobile Bay Formosan termite settlement	4	49	—
Termite damage claims reserve adjustment	—	—	53
Fumigation related matters	2	—	—
Realized (gain) loss on investment in frontdoor, inc.	—	—	(40)
Restructuring and other charges	19	16	14
Goodwill impairment	3	—	—
Interest expense	45	83	87
Interest and net investment income	(2)	(4)	(5)
Loss on extinguishment of debt	—	26	8
Income from Continuing Operations before Income Taxes	180	41	64
Provision for income taxes	57	24	5
Equity in earnings of joint ventures	2	3	—
Income from Continuing Operations	126	20	60
Net (loss) earnings from discontinued operations	(1)	531	69
Net Income	$125	$551	$128
Other Comprehensive Income (Loss), Net of Income Taxes:
Net unrealized (losses) gains on derivative instruments	11	(29)	(6)
Foreign currency translation gain (loss)	6	(18)	10
Other Comprehensive Income (Loss), Net of Income Taxes	17	(47)	4
Total Comprehensive Income	$142	$504	$132
Weighted-average common shares outstanding - Basic	126.0	132.7	135.8
Weighted-average common shares outstanding - Diluted	126.4	133.0	136.2
Basic Earnings Per Share:
Income from Continuing Operations	$1.00	$0.15	$0.44
Net (loss) earnings from discontinued operations	(0.00)	4.00	0.50
Net Income	1.00	4.15	0.94
Diluted Earnings Per Share:
Income from Continuing Operations	$1.00	$0.15	$0.44
Net (loss) earnings from discontinued operations	(0.00)	4.00	0.50
Net Income	0.99	4.14	0.94

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Financial Position

(In millions, except share data)

	As of	As of
	December 31,	December 31,
	2021	2020
Assets:
Current Assets:
Cash and cash equivalents	$116	$615
Receivables, less allowances of $32 and $25, respectively	206	206
Inventories	41	44
Prepaid expenses and other assets	151	145
Total Current Assets	514	1,010
Other Assets:
Property and equipment, net	196	182
Operating lease right-of-use assets	79	80
Goodwill	2,211	2,146
Intangible assets, primarily trade names, service marks and trademarks, net	1,097	1,111
Restricted cash	89	89
Notes receivable	36	31
Long-term marketable securities	15	14
Deferred customer acquisition costs	98	98
Other assets	77	75
Total Assets	$4,410	$4,837
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$85	$91
Accrued liabilities:
Payroll and related expenses	81	102
Self-insured claims and related expenses	72	76
Accrued interest payable	7	7
Other	95	99
Deferred revenue	103	102
Current portion of lease liability	18	17
Current portion of long-term debt	50	94
Total Current Liabilities	511	588
Long-Term Debt	849	826
Other Long-Term Liabilities:
Deferred taxes	387	346
Other long-term obligations, primarily self-insured claims	197	239
Long-term lease liability	92	96
Total Other Long-Term Liabilities	677	681
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 149,095,168 shares issued and 121,258,729 shares outstanding at December 31, 2021, and 148,400,384 shares issued and 132,080,845 outstanding at December 31, 2020)	2	2
Additional paid-in capital	2,391	2,359
Retained earnings	967	841
Accumulated other comprehensive income	(22)	(39)
Less common stock held in treasury, at cost 27,836,439 shares at December 31, 2021, and 16,319,539 shares at December 31, 2020)	(964)	(423)
Total Stockholders' Equity	2,375	2,741
Total Liabilities and Stockholders' Equity	$4,410	$4,837

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity

(In millions)

					Accumulated
				Retained	Other
			Additional	Earnings	Comprehensive
		Common	Paid-in	(Accumulated	Income	Treasury		Total
	Shares	Stock	Capital	Deficit)	(Loss)	Shares	Amount	Equity
Balance as of December 31, 2018	147	$2	$2,309	$156	$5	(12)	$(267)	$2,204
Net income	—	—	—	128	—	—	—	128
Other comprehensive income, net of tax	—	—	—	—	4	—	—	4
Total comprehensive income	—	—	—	128	4	—	—	132
Cumulative effect of accounting changes	—	—	—	3	—	—	—	3
Net assets distributed to frontdoor, inc.	—	—	—	4	—	—	—	4
Exercise of stock options	—	—	10	—	—	—	—	10
Stock-based employee compensation	—	—	15	—	—	—	—	15
Repurchase of common stock	—	—	—	—	—	(1)	(47)	(47)
Balance as of December 31, 2019	148	$2	$2,334	$291	$9	(12)	$(313)	$2,322
Net income	—	—	—	551	—	—	—	551
Other comprehensive loss, net of tax	—	—	—	—	(47)	—	—	(47)
Total comprehensive income (loss)	—	—	—	551	(47)	—	—	504
Issuance of common stock	—	—	2	—	—	—	—	2
Exercise of stock options	—	—	6	—	—	—	—	6
Stock-based employee compensation	—	—	18	—	—	—	—	18
Repurchase of common stock	—	—	—	—	—	(4)	(110)	(110)
Balance as of December 31, 2020	148	$2	$2,359	$841	$(39)	(16)	$(423)	$2,741
Net income	—	—	—	125	—	—	—	125
Other comprehensive income, net of tax	—	—	—	—	17	—	—	17
Total comprehensive income	—	—	—	125	17	—	—	142
Issuance of common stock	—	—	2	—	—	—	—	2
Exercise of stock options	—	—	10	—	—	—	—	10
Stock-based employee compensation	—	—	20	—	—	—	—	20
Repurchase of common stock	—	—	—	—	—	(12)	(541)	(541)
Balance as of December 31, 2021	149	$2	$2,391	$967	$(22)	(28)	$(964)	$2,375

See accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2021	2020	2019
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	$704	$368	$313
Cash Flows from Operating Activities from Continuing Operations:
Net Income	125	551	128
Adjustments to reconcile net income to net cash provided from operating activities:
Net loss (earnings) from discontinued operations	1	(531)	(69)
Equity in earnings of joint ventures	(2)	(3)	—
Depreciation expense	70	73	71
Amortization expense	40	36	25
Amortization of debt issuance costs	2	3	3
Amortization of lease right-of-use assets	16	18	18
Goodwill impairment	3	—	—
Mobile Bay Formosan termite settlement	4	49	—
Payments on Mobile Bay Formosan termite settlement	—	(49)	—
Fumigation related matters	2	—	—
Payments on fumigation related matters	(1)	—	(2)
Termite damage claims reserve adjustment	—	—	53
Realized (gain) loss on investment in frontdoor, inc.	—	—	(40)
Loss on extinguishment of debt	—	26	8
Deferred income tax provision	34	8	9
Stock-based compensation expense	20	16	14
Restructuring and other charges	19	16	14
Payments for restructuring and other charges	(10)	(12)	(17)
Acquisition-related costs (adjustments)	(1)	—	16
Payments for acquisition-related costs	(4)	(5)	(14)
Other	(25)	(22)	(24)
Change in working capital, net of acquisitions:
Receivables	(5)	(30)	(4)
Inventories and other current assets	(22)	(15)	(14)
Accounts payable	(5)	1	(1)
Deferred revenue	2	(4)	4
Accrued liabilities	(17)	50	(8)
Accrued interest payable	—	(7)	2
Current income taxes	(8)	26	(7)
Net Cash Provided from Operating Activities from Continuing Operations	239	198	164
Cash Flows from Investing Activities from Continuing Operations:
Property additions	(22)	(26)	(25)
Sale of equipment and other assets	5	6	1
Business acquisitions, net of cash acquired	(113)	(36)	(506)
Origination of notes receivable	(69)	(68)	(99)
Collections on notes receivable	68	76	110
Net Cash Used for Investing Activities from Continuing Operations	(131)	(47)	(519)
Cash Flows from Financing Activities from Continuing Operations:
Borrowings of debt	50	—	1,470
Payments of debt	(144)	(869)	(1,094)
Discount paid on issuance of debt	—	—	(1)
Debt issuance costs paid	—	(3)	(10)
Call premium paid on retirement of debt	—	(19)	—
Repurchase of common stock	(541)	(110)	(47)
Issuance of common stock and exercise of stock options	12	8	10
Net Cash (Used for) Provided from Financing Activities from Continuing Operations	(623)	(992)	328

Consolidated Statements of Cash Flows (Continued)
(In millions)

Cash Flows from Discontinued Operations:
Cash provided from (used for) operating activities	17	(363)	79
Cash provided from (used for) investing activities:
Proceeds from sale of business	—	1,541	—
Other investing activities	—	(1)	3
Cash used for financing activities	—	(1)	(1)
Net Cash Provided from Discontinued Operations	17	1,176	81
Effect of Exchange Rate Changes on Cash	(1)	1	1
Cash (Decrease) Increase During the Period	(499)	336	55
Cash and Cash Equivalents and Restricted Cash at End of Period	$205	$704	$368

See accompanying Notes to the Consolidated Financial Statements.

TERMINIX GLOBAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

Terminix Global Holdings, Inc. and its majority-owned subsidiary partnerships, limited liability companies and corporations (collectively, “Terminix,” the “Company,” “we,” “us” and “our”) is a leading provider of essential services to residential and commercial customers in the termite and pest management markets. Our portfolio of well-recognized brands includes Terminix, Assured Environments, Copesan, Gregory, McCloud, and Nomor. We have one reportable segment, our pest management and termite business. All consolidated subsidiaries are wholly-owned. Intercompany transactions and balances have been eliminated.

Proposed Acquisition by Rentokil

On December 13, 2021, we entered into the Merger Agreement with Rentokil, Bidco, Merger Sub I and Merger Sub II. Under the Merger Agreement, at the Effective Time, each share of our common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (other than certain excluded shares as described in the Merger Agreement) will be converted into the right to receive either:

•a number of American depositary shares of Rentokil (each representing a beneficial interest in five ordinary shares of Rentokil) equal to (A) 1.0619 plus (B) the quotient of $11.00 and the volume weighted average price (measured in U.S. dollars) of Rentokil American depositary shares (measured using the volume weighted average price of Rentokil ordinary shares as a proxy) for the trading day that is two trading days prior to the Effective Time (or such other date as may be mutually agreed to by Rentokil and the Company); or

•an amount in cash, without interest, and in USD equal to the sum of (A) the Per Share Cash Amount plus (B) the product of the Exchange Ratio and the Rentokil ADS Price in each case at the election of the holder of such share of our common stock, subject to certain allocation and proration provisions of the Merger Agreement. Immediately following such conversion, our shares of common stock will be automatically cancelled and cease to exist. The aggregate Cash Consideration and the aggregate Stock Consideration that will be issued in the Mergers will not vary as a result of individual election preferences.

The respective obligations of the Company and Rentokil to consummate the Mergers are subject to the satisfaction or waiver of a number of conditions, including, among others the approval of the Merger Agreement by the Company’s stockholders, approval of the transactions contemplated by the Merger Agreement and other related matters by Rentokil’s shareholders, and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

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

Termite and home services

We eradicate termites through the use of baiting systems and non-baiting methods (e.g., fumigation or liquid treatments). Termite services using liquid and baiting systems are sold through renewable contracts. We also perform other related services, including wildlife exclusion, crawl space encapsulation and attic insulation, which may be one-time or renewable services. Revenues for termite services are recognized at the agreed-upon contractual amount upon the completion of the service. All termite services are generally started and completed within one day. Upon completion of the service, a receivable is recorded related to this revenue as we have an unconditional right to invoice and receive payment. Payments are typically received shortly after services have been rendered for our annual pay customers, and monthly for our subscription-based termite product.

Most termite services can be renewed after the initial year. Revenue on annually renewable contracts is recognized upon completion of an annual inspection and receipt of payment from the customer which evidences the extension of the contract into a renewal period. Advanced renewal payments generate a contract liability and are deferred until the related renewal period. Renewal year revenue from our monthly subscription-based termite offering is recognized monthly in accordance with the contract terms.

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

Sales of products and other

Product revenues are generated from selling products to distributors and franchisees. Revenues from product sales are generally recognized once control of the products transfers to the customer. A receivable is recorded related to these sales as we have an unconditional right to invoice and receive payment. Payments are typically received shortly after a customer is invoiced. Franchise fees are recognized based on royalty rates and collected a month in arrears.

Costs to obtain a contract with a customer

We capitalize the incremental costs of obtaining a contract with a customer, primarily commissions, and recognize the expense on a straight-line basis over the expected customer relationship period. As of December 31, 2021 and 2020, we had long-term deferred customer acquisition costs of $98 million and $98 million, respectively. In the years ended December 31, 2021, 2020, and 2019, the amount of amortization was $100 million, $97 million and $84 million, respectively. There were no impairment losses in relation to costs capitalized.

Contract balances

Timing of revenue recognition may differ from the timing of invoicing customers. Contracts with customers are generally for a period of one year or less and are generally renewable. We record a receivable related to revenue recognized on services once we have an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivables are recorded within Receivables, less allowances, on the Consolidated Statements of Financial Position. The current portion of Notes receivable, which represent amounts financed for customers through our financing subsidiary, are included within Receivables, less allowances, on the Consolidated Statements of Financial Position and totaled $26 million and $27 million as of December 31, 2021 and 2020, respectively. Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue upon completion of services.

Advertising

Advertising costs are expensed when the advertising occurs. Advertising expense for the years ended December 31, 2021, 2020 and 2019 was $100 million, $91 million and $90 million, respectively.

Inventory

Inventories are recorded at the lower of cost (primarily on a weighted-average cost basis) or net realizable value. Our inventory primarily consists of finished goods to be used on the customers’ premises or sold to franchisees.

Cloud Computing Arrangements

The Company capitalizes implementation costs in a cloud computing arrangement service contract in accordance with ASU 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract". Eligible costs associated with cloud computing arrangements, such as software business applications used in the normal course of business, are capitalized in accordance with ASC 350. These costs are recognized on a straight-line basis in the same line item in the statement of operations and comprehensive income as the expense for fees for the associated cloud computing arrangement, over the term of the arrangement, plus reasonably certain renewals. Cloud computing arrangement costs included in prepaid expenses and other current assets were $45 million and $25 million as of December 31, 2021 and 2020, respectively. $1 million of amortization expense associated with the Company's cloud computing arrangements has been recognized during the year ended December 31, 2021. There was no amortization expense related to the Company’s cloud computing arrangements for the years ended December 31, 2020 and 2019.

Property and Equipment, Intangible Assets and Goodwill

Property and equipment consist of the following:

			Estimated
	As of December 31,		Useful Lives
(In millions)	2021	2020	(Years)
Land	$5	$5	N/A
Buildings and improvements	48	51	10 ‒ 40
Technology and communications	178	172	3 ‒ 7
Machinery, production equipment and vehicles	309	287	3 ‒ 9
Office equipment, furniture and fixtures	23	23	5 ‒ 7
	563	538
Less accumulated depreciation	(367)	(356)
Net property and equipment	$196	$182

Depreciation of property and equipment, including depreciation of assets held under finance leases was $70 million, $73 million and $71 million for the years ended December 31, 2021, 2020 and 2019, respectively.

No fixed asset impairment charges were recorded in the years ended December 31, 2021, 2020 or 2019.

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

Our goodwill resides in multiple reporting units and primarily consists of expected synergies in addition to the expansion of our geographic presence. Goodwill and indefinite-lived intangible assets, primarily trade names, are assessed annually for impairment on the first day of the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. During the third quarter of 2021, based on a change in business direction and outlook, we performed an interim goodwill impairment test for a small reporting unit. As a result of this test, we recorded a non-cash goodwill impairment charge of approximately $3 million, representing the full amount of goodwill associated with this reporting unit. Our 2021, 2020 and 2019 annual impairment analyses, which were performed as of October 1 of each year, did not result in any goodwill or trade name impairments. See Note 4 to the consolidated financial statements for our goodwill and intangible assets balances.

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

We lease a variety of facilities, principally in the U.S., for branch and service center operations and for office, storage and data processing space. Most of the property leases provide that we pay taxes, insurance and maintenance applicable to the leased premises. These leases are classified as operating leases. Our facilities leases have remaining lease terms of less than one year to 21 years, some of which may include options to extend the leases for up to 15 years, and some of which may include options to terminate the leases within one year. These lease agreements contain lease and non-lease components. Non-lease components include items such as common area maintenance. For facility leases, we account for the lease and non-lease components as a single lease component.

Additionally, our Fleet Agreement allows us to obtain fleet vehicles through a leasing program. These leases are classified as finance leases. Our vehicle leases have remaining lease terms of less than one year to six years. For vehicle leases, we account for the lease and non-lease components separately.

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

In March 2020, we entered into a cross-currency swap agreement to hedge our investment in Nomor against future volatility in the exchange rates between the Swedish krona and the U.S. dollar. We designated this cross-currency swap as a qualifying hedging instrument and account for it as a net investment hedge. Under this method, for each reporting period, the change in fair value of the cross-currency swap is initially recognized in Accumulated other comprehensive income. We also entered into a cross-currency swap to manage the related foreign currency exposure from an intercompany loan denominated in Swedish krona. We designated this cross-currency swap as a qualifying hedging instrument and account for it as a cash flow hedge. Gains and losses from the change in fair value of the cross-currency swap are initially recognized in Accumulated other comprehensive income and reclassified to earnings to offset the foreign exchange impact created by the intercompany loan.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement.” Under ASU 2018-13, entities are required to disclose the amount of total gains or losses for the period recognized in other comprehensive income that is attributable to fair value changes in assets and liabilities held as of the balance sheet date and categorized within Level 3 of the fair value hierarchy. Additionally, the ASU requires the disclosure of the range and weighted average used to develop significant unobservable inputs and how the weighted average was calculated for fair value measurements categorized within Level 3 of the fair value hierarchy. We adopted this ASU on January 1, 2020, and this adoption had no impact to our disclosures. See Note 17 for further discussion of our Level 3 measurements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. We will adopt this ASU effective January 1, 2021. The adoption of this ASU did not have a significant impact to our consolidated financial statements.

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

In November 2020, the SEC issued Rule 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.” This rule is effective for our Annual Report on Form 10-K for the year ended December 31, 2021, and can be early adopted in its entirety as of February 10, 2021. The rule modernized, simplified and enhanced financial statement disclosures required by Regulation S-K. We early adopted all the provisions in the rule as of February 10, 2021 in the Annual Report on Form 10-K, which primarily resulted in the removal of the contractual obligations table, elimination of duplicative disclosures of legal matters and the simplification of our risk factors. In our Annual Report on Form 10-K for the year ended December 31, 2021 we adopted the remaining provisions including the removal of the Selected financial data and Quarterly operating results and simplification of certain discussions within Management’s Discussion and Analysis.

Accounting Standards Issued But Not Yet Effective

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. We will adopt this ASU effective January 1, 2023. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The ASU is effective for fiscal years beginning after December 15, 2021 and only impacts annual financial statement footnote disclosures. Therefore, we do not expect the adoption to have a material effect on our consolidated financial statements.

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

European Pest Management revenue is now presented within Commercial Pest Management, and prior periods have been reclassified to conform to the current period presentation.

Revenue by major service line is as follows:

	Year ended December 31,
(In millions)	2021	2020	2019
Major service line
Residential Pest Management	$738	$706	$683
Commercial Pest Management	549	522	441
Termite and Home Services	654	633	607
Sales of Products and Other	104	100	88
Total	$2,045	$1,961	$1,819

Revenue by geographic area is as follows:

	Year ended December 31,
(In millions)	2021	2020	2019
United States	$1,911	$1,851	$1,767
International	134	111	52
Total	$2,045	$1,961	$1,819

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

Changes in deferred revenue for the years ended December 31, 2021 and 2020 were as follows (in millions):

(In millions)	Deferred revenue
Balance as of December 31, 2019	$107
Deferral of revenue	129
Recognition of deferred revenue	(134)
Balance as of December 31, 2020	$102
Deferral of revenue	154
Recognition of deferred revenue	(153)
Balance as of December 31, 2021	$103

There was approximately $66 million recognized in the year ended December 31, 2021 that was included in the deferred revenue balance as of December 31, 2020. There was approximately $70 million of revenue recognized in the year ended December 31, 2020, that was included in the deferred revenue balance as of December 31, 2019.

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

Note 4. Goodwill and Intangible Assets

The table below summarizes the goodwill balances:

(In millions)
Balance as of December 31, 2019	$2,096
Acquisitions	9
Purchase accounting adjustments	29
Impact of foreign exchange rates	12
Balance as of December 31, 2020	$2,146
Acquisitions	79
Impairments	(3)
Impact of foreign exchange rates	(11)
Balance as of December 31, 2021	$2,211

The table below summarizes the other intangible asset balances:

	Weighted Average	As of December 31, 2021			As of December 31, 2020
	Remaining		Accumulated			Accumulated
	Useful Lives
(In millions)	(Years)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names, indefinite	–	$888	$—	$888	$888	$—	$888
Customer relationships	16	670	(484)	187	650	(454)	196
Trade names, finite, and Other	7	71	(50)	22	70	(43)	27
Total		$1,630	$(533)	$1,097	$1,608	$(497)	$1,111

Amortization expense of $40 million, $36 million and $25 million was recorded in the years ended December 31, 2021, 2020 and 2019, respectively. For the existing intangible assets, we anticipate amortization expense of $41 million, $36 million, $28 million, $22 million and $17 million in 2022, 2023, 2024, 2025 and 2026, respectively.

Note 5. Income Taxes

The components of income from continuing operations before income taxes are as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
U.S.	$184	$46	$76
Foreign	(4)	(5)	(12)
Income from Continuing Operations before Income Taxes	$180	$41	$64

The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate for continuing operations is as follows:

	Year Ended December 31,
	2021	2020	2019
Tax at U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of U.S. federal benefit	6.6	15.1	2.6
Foreign rate differences	2.2	2.1	0.8
Tax credits	(1.1)	(5.2)	(3.5)
Realized (gain) loss on investment in frontdoor, inc.	—	—	(13.3)
Limitation on executive compensation	0.8	2.7	1.2
Excess tax benefits from stock-based compensation	(0.3)	0.3	(1.8)
Mobile Bay Formosan termite settlement	—	20.3	—
Tax reserves	(0.1)	(2.7)	0.3
Other items	1.2	3.7	0.2
Valuation Allowance	1.1	0.8	(0.2)
Effective rate	31.4%	58.1%	7.3%

The effective tax rate for discontinued operations for the years ended December 31, 2021, 2020 and 2019 was (90.6) percent, 26.6 percent and 24.1 percent, respectively. Income tax expense from continuing operations is as follows:

	Year Ended December 31,
(In millions )	2021	2020	2019
Current:
U.S. federal	$10	$6	$(1)
Foreign	2	2	—
State and local	10	8	1
	23	16	1
Deferred:
U.S. federal	26	8	4
Foreign	3	(2)	(1)
State and local	5	2	1
	34	8	4
Provision for income taxes	$57	$24	$5

Deferred income tax expense results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The deferred tax asset primarily reflects the impact of future tax deductions related to our accruals and certain net operating loss carryforwards. The deferred tax liability is primarily attributable to the basis differences related to intangible assets. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The valuation allowance for deferred tax assets as of December 31, 2021 and 2020 was $5 million and $8 million, respectively.

Significant components of our deferred tax balances are as follows:

	As of December 31,
(In millions)	2021	2020
Deferred tax (liabilities) assets:
Intangible assets(1)	$(361)	$(353)
Property and equipment	(39)	(32)
Operating lease right-of-use assets	(25)	(26)
Prepaid expenses and deferred customer acquisition costs	(26)	(25)
Receivables allowances	8	6
Self-insured claims and related expenses	5	2
Accrued liabilities	16	36
Other long-term obligations	6	13
Current portion of lease liability and long-term lease liability	27	28
Net operating loss and tax credit carryforwards	8	13
Less valuation allowance	(5)	(8)
Net Deferred taxes	$(387)	$(346)

___________________________________

(1)The deferred tax liability relates primarily to the difference in the tax versus book basis of intangible assets. As of December 31, 2021 and December 31, 2020, we had $360 million and $335 million, respectively, of deferred tax liability included in this net deferred tax liability, that would only be paid in certain circumstances, including liquidation or sale of various subsidiaries of the Company.

As of December 31, 2021, we had deferred tax assets, net of valuation allowances, of $4 million for federal and state net operating loss and capital loss carryforwards, which expire at various dates up to 2040. We also had deferred tax assets, net of valuation allowances, of less than $1 million for federal and state credit carryforwards which expire at various dates up to 2026. The federal and state net operating loss carryforwards in the filed income tax returns included unrecognized tax benefits taken in prior years. The net operating losses for which a deferred tax asset is recognized for financial statement purposes in accordance with ASC 740 are presented net of these unrecognized tax benefits.

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

As of December 31, 2021, 2020 and 2019, we have $13 million, $14 million and $14 million, respectively, of tax benefits primarily reflected in U.S. federal and state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). At December 31, 2021 and 2020, $12 million and $13 million, respectively, of unrecognized tax benefits would impact the effective tax rate if recognized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
Gross unrecognized tax benefits at beginning of period	$14	$14	$15
Decrease in tax positions for prior years	—	(2)	—
Increases in tax positions for current year	—	4	1
Settlements	—	—	(1)
Lapse in statute of limitations	(1)	(2)	(1)
Gross unrecognized tax benefits at end of period	$13	$14	$14

Based on information currently available, it is reasonably possible that over the next 12-month period unrecognized tax benefits may decrease by $3 million as the result of settlements of ongoing audits, statute of limitation expirations or final settlements of uncertain tax positions in multiple jurisdictions.

We file consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. In the ordinary course of business, we are subject to review by domestic and foreign taxing authorities. For U.S. federal income tax purposes, we participate in the IRS’s Compliance Assurance Process whereby our U.S. federal income tax returns are reviewed by the IRS both prior to and after their filing. The U.S. federal income tax returns filed through the year ended December 31, 2019 have been audited by the IRS. The IRS commenced pre-filing examinations of our U.S. federal income tax returns for 2021 in the second quarter of 2021. One state tax authority is in the process of auditing a state unitary income tax return of the combined group.  We are no longer subject to state and local or foreign income tax examinations by tax authorities for years before 2015, except for a pending refund claim related to 2008.

Our policy is to recognize potential interest and penalties related to tax positions within the tax provision. Total interest and penalties included in the consolidated statements of income are immaterial. As of both December 31, 2021 and 2020, we had accrued for the payment of interest and penalties of approximately $2 million.

We consider the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. While undistributed foreign earnings are no longer taxable under U.S. tax principles, actual repatriation from our non-U.S. subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes. Cash associated with indefinitely reinvested foreign earnings was approximately $29 million and $41 million as of December 31, 2021 and 2020, respectively.

Note 6. Acquisitions

2021

During the year ended December 31, 2021, we completed 16 acquisitions. The total purchase price for these acquisitions was $116 million. We used cash on hand to fund $104 million and there are $12 million of deferred purchase price and earnouts contingent on the successful achievement of various metrics due to the sellers between one year and three years from the acquisition dates. The deferred purchase price and earnouts are recorded at fair value on the Consolidated Statements of Financial Position. All acquisitions were accounted for as business combinations. We recorded goodwill of $79 million and other intangibles, primarily customer relationships, of $31 million. The purchase price allocations for these acquisitions will be finalized no later than one year from the respective acquisition dates. For incomplete purchase price allocations, we are evaluating working capital balances, the intangible and tangible assets acquired, and the appropriate useful lives to assign to all assets, including intangibles. We also completed approximately $9 million of funding for a minority interest investment, approximately $8 million of which was included in Accrued liabilities‒Other on the Consolidated Statements of Financial Position as of December 31, 2020. We also reversed $4 million of contingent consideration as the contingency was not met, which was recorded within Acquisition-related costs (adjustments) in the Condensed Consolidated Statements of Operations and Comprehensive Income.

2020

During the year ended December 31, 2020, we completed 12 acquisitions. The total purchase price for these acquisitions and final funding for eight minority investments was $43 million. We used cash on hand to fund $36 million which included $18 million for acquisitions, as well as $18 million for final funding for two pest management acquisitions and minority interests completed in 2019 that were included in Accrued liabilities—Other on the Consolidated Statements of Financial Position as of December 31, 2019. We recorded $7 million of deferred purchase price and earnouts contingent on the successful achievement of various metrics due to the sellers between one year and three years from the acquisition dates. The deferred purchase price and earnouts are recorded at fair value on the Consolidated Statements of Financial Position. As of December 31, 2020, we recorded goodwill of $9 million and other intangibles, primarily customer relationships, of $9 million. As of December 31, 2021, all purchase price allocations for 2020 acquisitions were completed, resulting in no changes to goodwill and intangibles.

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

Nomor

On September 6, 2019, we acquired Nomor and Pelias, a leading provider of pest management services in Sweden and Norway, for approximately 2 billion Swedish krona (approximately $198 million using the September 6, 2019 exchange rate, net of approximately $9 million of cash acquired). This strategic acquisition launched our expansion into the European pest management market. We funded the acquisition using cash on hand and proceeds from a $120 million borrowing under our then-existing revolving credit facility. We recognized approximately $4 million of Acquisition-related costs on the Consolidated Statements of Operations and Comprehensive Income related to our acquisition of Nomor in the year ended December 31, 2019.

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

The following unaudited pro forma consolidated financial information presents the combined operations of Terminix and Nomor for the year ended December 31, 2019, as if the acquisition had occurred at the beginning of 2018:

(Unaudited)
Year Ended
(In millions, except per share data)	2019
Consolidated revenue	$1,854
Consolidated net income (loss)	$137
Basic earnings (loss) per share	$1.01
Diluted earnings (loss) per share	$1.00

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

Supplemental cash flow information regarding our acquisitions is as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
Assets acquired	$118	$43	$590
Liabilities assumed	(2)	—	(56)
Net assets acquired(1)	$116	$43	$535

Net cash paid	$104	$36	$497
Seller financed debt	12	7	38
Purchase price	$116	$43	$535

___________________________________

(1)Includes approximately $21 million of deferred tax liabilities in the year ended December 31, 2019, as a result of tax basis differences in intangible assets.

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

In connection with the sale of the ServiceMaster Brands Divestiture Group, the Company and Roark entered into a transition services agreement (“TSA”) whereby the Company provided certain post-closing services to Roark and ServiceMaster Brands related to the business of ServiceMaster Brands. The charges for the transition services were designed to allow us to fully recover the direct costs of providing the services, plus specified margins and any out-of-pocket costs and expenses. The Company and Roark also entered into a sublease agreement whereby ServiceMaster Brands subleases a portion of our corporate headquarters in Memphis, Tennessee. We recognized approximately $1 million and $6 million of TSA fees, rental income and other cost reimbursements in Selling and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss) in the years ended December 31, 2021 and 2020, respectively. Payments received for TSA fees, other cost reimbursements and under the sublease agreement for rental income were $5 million and $1 million in the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, we have a receivable from ServiceMaster Brands for less than $1 million included in Receivables on the Consolidated Statements of Financial Position.

Financial Information for Discontinued Operations

Net earnings from discontinued operations for all periods presented includes the operating results of the ServiceMaster Brands Divestiture Group.

The operating results of discontinued operations are as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
Revenue	$—	$198	$258
Cost of services rendered and products sold	—	93	110
Operating expenses(1)	1	56	58
Interest and net investment income	—	—	(1)
Income before income taxes	(1)	50	91
Provision for income taxes	—	12	22
Gain on sale, net of income taxes	(1)	(494)	—
Net earnings from discontinued operations	$(1)	$531	$69

___________________________________

(1)Includes $18 million of professional fees and other costs incurred in connection with the strategic evaluation and ultimate sale of the ServiceMaster Brands Divestiture Group in the year ended December 31, 2020.

The following selected financial information of the ServiceMaster Brands Divestiture Group and Frontdoor is included in the Consolidated Statements of Cash Flows as cash flows from discontinued operations:

	Year Ended December 31,
(In millions)	2021	2020	2019
Depreciation	$—	$—	$4
Amortization	$—	$1	$4
Cash (received from) paid for income taxes	$(18)	$372	$—
Capital expenditures	$—	$2	$4

Note 8. Restructuring and Other Charges

Restructuring Charges

We incurred restructuring charges of $19 million ($15 million, net of tax) and $16 million ($12 million, net of tax) and $12 million ($9 million, net of tax) for the years ended December 31, 2021, 2020 and 2019, respectively. Restructuring charges are comprised of the following:

	Year Ended December 31,
(In millions)	2021	2020	2019
Severance(1)	$7	$6	$5
Costs related to our proposed acquisition by Rentokil	7	—	—
Other(2)	5	9	7
Total restructuring charges	$19	$16	$12

___________________________________

(1)Includes severance and related charges to align functions after the sale of the ServiceMaster Brands Divestiture Group and the American Home Shield spin-off, enhance field operations and corporate capabilities and reduce costs in our corporate functions that provide administrative services to support operations.

(2)Primarily owned building and operating lease right-of-use asset impairment charges, costs to simplify our back-office and align as a singularly focused pest management company following the sale of the ServiceMaster Brands Divestiture Group and the American Home Shield spin-off and other exit costs. For the year ended December 31, 2020, these charges included $3 million of impairment charges related to our former call center right of use assets and rent expense on leases we exited before the end of the lease term and retention bonuses to teammates key to affect the sale of the ServiceMaster Brands Divestiture Group of $1 million. For the year ended December 31, 2019, these charges included $3 million of accelerated depreciation on systems we are replacing with the implementation of our customer experience platform.

The pretax charges discussed above are reported in Restructuring charges in the Consolidated Statements of Operations and Comprehensive Income (Loss).

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities—Payroll and related expenses and Other on the Consolidated Statements of Financial Position, is presented as follows:

	Accrued	Accrued	Accrued	Total Accrued
	Severance	Merger Related	Other	Restructuring
(In millions)	Charges	Charges	Charges	Charges
Balance as of December 31, 2019	$1	$—	$1	$1
Costs incurred	6	—	9	16
Costs paid or otherwise settled	(5)	—	(10)	(15)
Balance as of December 31, 2020	2	—	—	2
Costs incurred	7	7	5	19
Costs paid or otherwise settled	(7)	—	(5)	(12)
Balance as of December 31, 2021	$2	$7	$—	$9

We expect substantially all of our accrued restructuring charges to be paid within one year.

Other Charges

Other charges represent professional fees incurred that are not closely associated with our ongoing operations. Other charges were $2 million ($2 million, net of tax) for the year ended December 31, 2019. We incurred no such other charges for the year ended December 31, 2021 or 2020.

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

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2019	$111
Provision for self-insured claims	44
Cash payments	(29)
Balance as of December 31, 2020	126
Provision for self-insured claims	36
Cash payments	(32)
Balance as of December 31, 2021	$130

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

Accrued
Termite Damage
(In millions)	Claims
Balance as of December 31, 2019	$80
Provision for termite damage claims	54
Cash payments	(62)
Balance as of December 31, 2020	72
Provision for termite damage claims	63
Cash payments	(63)
Balance as of December 31, 2021	$72

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

In the year ended December 31, 2020, the Company recorded a charge of $49 million and reduction of revenue of $4 million related to these remediation measures. We continually update our estimates based on information currently available.  As a result, we incurred $4 million of additional costs related to the Mobile Bay Formosan termite settlement in the year ended December 31, 2021, related to an increase in the projected customer response regarding certain remedies mandated by the Settlement. These charges represent our best estimate and may change based on a variety of factors, including acceptance rates by current and former customers of the agreed remediation measures, and these changes could be material to our financial results.

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

Fumigation Related Matters

On December 16, 2016, the U.S. Virgin Islands Department of Justice filed a civil complaint in the Superior Court of the Virgin Islands related to the aforementioned fumigation incident in a matter styled Government of the United States Virgin Islands v. The ServiceMaster Company, LLC, The Terminix International Company Limited Partnership, and Terminix International USVI, LLC (collectively, “the Parties”). On November 15, 2021, the Parties reached a settlement agreement whereby the Company agreed to pay $3 million to the Government of the United States Virgin Islands.

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

Note 10. Employee Benefit Plans

Discretionary contributions to our 401(k) plan were made in the amount of $16 million, $14 million and $14 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 11. Long-Term Debt

Long-term debt is summarized in the following table:

	As of December 31,
(In millions)	2021	2020
Senior secured term loan facility maturing in 2026(1)	540	539
7.45% notes maturing in 2027(2)	172	169
7.25% notes maturing in 2038(3)	41	41
Vehicle finance leases(4)	119	95
Other(5)	26	77
Less current portion(6)	(50)	(94)
Total long-term debt	$849	$826

___________________________________

(1)As of December 31, 2021 and 2020, presented net of $6 million and $7 million, respectively, in unamortized debt issuance costs and $1 million and $1 million, respectively, in unamortized original issue discount paid as described below under “––Term Loan Facility.”

(2)As of December 31, 2021 and 2020, presented net of $14 million and $17 million, respectively, in unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

(3)As of December 31, 2021 and 2020, presented net of $8 million and $8 million, respectively, in unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

(4)We have entered into the Fleet Agreement which, among other things, allows us to obtain fleet vehicles through a leasing program. All leases under the Fleet Agreement are finance leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin ranging from 1.25% to 2.45%.

(5)As of December 31, 2021 and 2020, includes approximately $26 million and $76 million, respectively, of future payments in connection with acquisitions.

(6)We paid approximately $50 million of deferred purchase price and earnout related to the 2018 purchase of Copesan in the second quarter of 2021.

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

Concurrent with the refinancing, we entered into a seven-year interest swap agreement effective November 5, 2019. The notional amount of the agreement is $550 million, of which $546 million remains in effect as of December 31, 2021. Under the terms of the agreement, we will pay a fixed rate of interest of 1.615% on the remaining notional amount, and we will receive a floating rate of interest (based on one-month LIBOR, subject to a floor of zero percent) on the notional amount. Therefore, during the remaining term of the agreement, the effective interest rate on $546 million of the new Term Loan B is fixed at a rate of 3.365%.

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

The changes in interest rate swap agreements, as well as the cumulative interest rate swaps outstanding, are as follows:

		Weighted
	Notional	Average Fixed
(In millions)	Amount	Rate(1)
Interest rate swap agreements in effect as of December 31, 2019	$550	1.615%
Terminated	(4)
Entered into effect	—
Interest rate swap agreements in effect as of December 31, 2020	546	1.615%
Terminated	—
Entered into effect	—
Interest rate swap agreements in effect as of December 31, 2021	$546	1.615%

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

Revolving Credit Facility

On November 8, 2016, we entered into a $300 million Revolving Credit Facility (the “Old Revolving Credit Facility”). The maturity date for the Old Revolving Credit Facility was November 8, 2021. The Old Revolving Credit Facility provided for senior secured revolving loans and stand-by and other letters of credit. The Old Revolving Credit Facility limited outstanding letters of credit to $225 million.

On September 5, 2019, we borrowed an aggregate principal amount of $120 million under the Old Revolving Credit Facility to finance our acquisition of Nomor. On November 5, 2019, we repaid the $120 million outstanding.

On December 12, 2019, in connection with our refinancing, we terminated the Old Revolving Credit Facility and entered into a $400 million Revolving Credit Facility. The maturity date for the Revolving Credit Facility is November 5, 2024. The Revolving Credit Facility provides for senior secured revolving loans and stand-by and other letters of credit. The Revolving Credit Facility limits outstanding letters of credit to $125 million. As of December 31, 2021, there were $22 million of letters of credit outstanding and $378 million of available borrowing capacity under the Revolving Credit Facility.

On October 5, 2021, we borrowed an aggregate principal amount of $50 million under the Revolving Credit Facility. On December 30, 2021, we repaid the $50 million outstanding.

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

Other

The agreements governing the Term Loan Facility and the Revolving Credit Facility contain certain covenants that, among other things, limit or restrict the incurrence of additional indebtedness, liens, sales of assets, certain payments (including dividends) and transactions with affiliates, subject to certain exceptions. We were in compliance with the covenants under these agreements at December 31, 2021.

As of December 31, 2021, future scheduled long-term debt payments are $50 million, $34 million, $27 million, $21 million, and $558 million for the years ended December 31, 2022, 2023, 2024, 2025 and 2026 respectively.

Note 12. Leases

As of December 31, 2021 and 2020, assets recorded under finance leases were $277 million and $249 million, respectively, and accumulated depreciation associated with finance leases was $159 million and $155 million, respectively.

The components of lease expense were as follows:

	Year ended December 31,
(In millions)	2021	2020	2019
Finance lease cost
Depreciation of finance lease ROU assets	$42	$39	$35
Interest on finance lease liabilities	2	3	5
Operating lease cost	21	25	26
Variable lease cost	2	2	3
Sublease income	(4)	(3)	(2)
Total lease cost	$63	$66	$67

Supplemental cash flow information and other information for leases was as follows:

	Year ended December 31,
(In millions)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$24	$27	$24
Operating cash flows for finance leases	$2	$3	$5
Financing cash flows for finance leases	$40	$38	$34
ROU assets obtained in exchange for lease obligations:
Operating leases	$14	$4	$12
Finance leases	$65	$36	$43
Weighted Average Remaining Lease Term (in years):
Operating leases	9.76	10.52	10.58
Finance leases	3.96	3.44	3.34
Weighted Average Discount Rate:
Operating leases	5.23%	5.30%	5.55%
Finance leases	4.65%	4.86%	4.13%

As of December 31, 2021 and 2020, there were $37 million and $35 million of finance leases included within Current portion of long-term debt, and $82 million and $60 million of finance leases included within Long-term debt on the Consolidated Statements of Financial Position, respectively. As of December 31, 2021, we have additional vehicle finance leases that have not yet commenced of $0.2 million. These leases are scheduled to commence in 2022 with lease terms generally of five years.

Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows:

(In millions)	Operating Leases(1)	Finance Leases
Year ended December 31,
2022	$23	$38
2023	19	32
2024	15	23
2025	13	17
2026	10	12
Thereafter	64	2
Total future minimum lease payments	143	125
Less imputed interest	(34)	(6)
Total	$109	$119

___________________________________

(1)Each year through 2033 is presented net of approximately $4 million of projected annual sublease income from ServiceMaster Brands and Frontdoor for their subleases of our headquarters. Sublease income of approximately $4 million, $3 million and $2 million was recognized within Selling and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019, respectively.

Sublease of Company Headquarters

Subsequent to year-end, the Company signed a sublease agreement for approximately 24% of the headquarters building in Memphis, Tennessee. The sublease is expected to continue through June 2026, with three one-year renewal options. As a result of the lease terms, we anticipate that the sublease will result in a non-cash impairment charge in the first quarter of 2022.

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

During the year December 31, 2019, we terminated our $650 million interest rate swap and received $12 million from the counterparty. The fair value of the terminated portion of the interest rate swap of $12 million was recorded within accumulated other comprehensive income on the Consolidated Statements of Financial Position and is being amortized into interest expense over the original term of the agreement. The remaining unamortized balance at December 31, 2021 is approximately $4 million.

The following tables summarize the activity in accumulated other comprehensive income, net of the related tax effects.

		Foreign
	Unrealized	Currency
	Gains (Losses) on	Translation
(In millions)	Derivatives	(Loss) Gain	Total
Balance as of December 31, 2019	$13	$(5)	$9
Other comprehensive income before reclassifications:
Pre-tax amount	(83)	2	(82)
Tax provision	10	—	10
After-tax amount	(73)	2	(71)
Amounts reclassified from Accumulated other comprehensive income(1)	19	—	19
Amounts reclassified due to the sale of ServiceMaster Brands Divestiture Group(2)	—	5	5
Total amounts reclassified from Accumulated other comprehensive income	19	5	24
Amounts reclassified within Accumulated other comprehensive income(3)	25	(25)	—
Net current period other comprehensive loss	(29)	(18)	(47)
Balance as of December 31, 2020	$(16)	$(23)	$(39)
Other comprehensive income before reclassifications:
Pre-tax amount	45	(9)	37
Tax provision	(10)	—	(10)
After-tax amount	36	(9)	27
Amounts reclassified from Accumulated other comprehensive income(1)	(10)	—	(10)
Amounts reclassified within Accumulated other comprehensive income(3)	(15)	15	—
Net current period other comprehensive income	11	6	17
Balance as of December 31, 2021	$(5)	$(16)	$(22)

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

	Amounts Reclassified from Accumulated
	Other Comprehensive Income
	As of December 31,
(In millions)	2021	2020	2019
Gains (losses) on derivatives:
Fuel swap contracts	$9	$(4)	$—
Interest rate swap contract	(6)	(4)	5
Cross-currency interest rate swap	8	(14)	—
Net (losses) gains on derivatives	11	(21)	5
Sale of ServiceMaster Brands Divestiture Group	—	(5)	—
Impact of income taxes	(1)	2	—
Total reclassifications for the period	$10	$(24)	$4

Note 14. Supplemental Cash Flow Information

Supplemental information relating to the Consolidated Statements of Cash Flows is presented in the following table:

	Year Ended December 31,
(In millions)	2021	2020	2019
Cash paid for or (received from):
Interest expense(1)	$48	$81	$82
Interest and dividend income	—	(1)	(3)
Income taxes, net of refunds(2)	14	4	25

___________________________________

(1)For the year ended December 31, 2019, excludes $12 million received in connection with our terminated interest rate swap.

(2)For the year ended December 31, 2021, includes $18 million of tax refunds received from discontinued operations.

Cash and Cash Equivalents and Restricted Cash at Beginning of Period on the Consolidated Statements of Cash Flows consists of the following as presented on the Consolidated Statements of Financial Position:

	Year Ended December 31,
(In millions)	2021	2020	2019
Cash and cash equivalents	$116	$615	$280
Restricted cash	89	89	89
Total Cash and cash equivalents and Restricted cash	$205	$704	$368

The proceeds from the Frontdoor debt issuances described in Note 11 were retained by the lender in satisfaction of the short-term credit facility and have been excluded from the Consolidated Statements of Cash Flows as non-cash financing activities.

The non-cash lease transactions resulting from our adoption of ASC 842 are described in Note 12.

Note 15. Capital Stock

We are authorized to issue 2,000,000,000 shares of common stock. As of December 31, 2021, there were 149,095,168 shares of common stock issued and 121,258,729 shares of common stock outstanding. We have no other classes of equity securities issued or outstanding.

Note 16. Stock-Based Compensation

In connection with our initial public offering, our board of directors and stockholders adopted the Omnibus Incentive Plan. Prior to our initial public offering, our board of directors and stockholders had adopted the Amended and Restated ServiceMaster Global Holdings, Inc. Stock Incentive Plan, as amended as of October 25, 2012 (the “MSIP”). Upon adoption of the Omnibus Incentive Plan, we froze the MSIP and will make no further grants thereunder. However, awards previously granted under the MSIP are unaffected by the termination of the MSIP. The Omnibus Incentive Plan provides for awards in the form of stock options, stock purchase rights, restricted stock, RSUs, performance shares, performance units, stock appreciation rights, dividend equivalents, DSUs, deferred share equivalents, and other stock-based awards. The MSIP provided for the sale of shares and DSUs of our stock to our executives, officers and other teammates and to our directors as well as the grant of RSUs, performance-based RSUs and options to purchase our shares to those individuals. Our Compensation Committee selects our executive officers, teammates and directors eligible to participate in the Omnibus Incentive Plan and determines the specific number of shares to be offered or options to be granted to an individual.

On February 24, 2015, our board of directors approved and recommended for approval by our stockholders the Employee Stock Purchase Plan, which became effective for offering periods commencing July 1, 2015. The Employee Stock Purchase Plan is intended to qualify for the favorable tax treatment under the Code. Under the plan, eligible teammates may purchase common stock, subject to Internal Revenue Service limits, during pre-specified offering periods at a discount established by us not to exceed ten percent of the then-current fair market value. On April 27, 2015, our stockholders approved the Employee Stock Purchase Plan with a maximum of one million shares of common stock authorized for sale under the plan. Under the Employee Stock Purchase Plan, we sold 42,195 shares in 2021, 45,840 shares in 2020, and 14,429 shares in 2019. As of December 31, 2021, there were 741,120 shares of our common stock reserved for future issuances under the Employee Stock Purchase Plan. In connection with the announcement of the proposed acquisition of the Company by Rentokil, the Employee Stock Purchase Plan was indefinitely suspended as of January 1, 2022.

A maximum of 16,396,667 shares of our stock is authorized for issuance under the MSIP, the Omnibus Incentive Plan and the Employee Stock Purchase Plan, of which, as of December 31, 2021, 4,705,038 shares remain available for future grants. We currently intend to satisfy any need for our shares of common stock associated with the vesting of RSUs, exercise of options or purchase of shares issued under the Omnibus Incentive Plan, MSIP or Employee Stock Purchase Plan through new shares available for issuance or any shares repurchased, forfeited or surrendered from participants in the MSIP and the Omnibus Incentive Plan.

All option grants under the Omnibus Incentive Plan and the MSIP have been, and we expect that all future option grants will be, non-qualified options with a per-share exercise price no less than the fair market value of one share of our stock on the grant date. Any stock options granted prior to 2019 generally have a term of 10 years and vesting will be subject to a teammate’s continued employment. In February 2019, our board of directors approved an amended Employee Stock Option Agreement, whereby all options granted in 2019 and thereafter will generally vest in three equal annual installments (rather than four), have a term of eight years (rather than 10 years) and remain subject to a teammate’s continued employment. The three-year vesting period is the requisite service period over which compensation cost will be recognized on a straight-line basis for all grants. All options issued are accounted for as equity-classified awards. Our Compensation Committee may accelerate the vesting of an option at any time. In addition, vesting of options will be accelerated if we experience a change in control (as defined in the Omnibus Incentive Plan and the MSIP) unless options with substantially equivalent terms and economic value are substituted for existing options in place of accelerated vesting. Our stock option awards also have a “double-trigger provision” that provides for acceleration in the event of a change in control and subsequent termination of the teammate from the acquiring company within 24 months of the change in control. For RSUs granted in July 2018 or thereafter, the Compensation Committee revised the RSU award agreements to include a double trigger provision relating to the acceleration of vesting RSUs on a change in control and subsequent termination of the teammate from the acquiring company within 24 months of the change in control. Vesting of options and RSUs granted under the Omnibus Incentive Plan and the MSIP will also be accelerated, in whole or in part, in the event of a teammate’s death or disability (as defined in the Omnibus Incentive Plan and the MSIP). Upon termination for cause (as defined in the Omnibus Incentive Plan and the MSIP), all options and RSUs held by a teammate are immediately cancelled. Following a termination without cause, vested options will generally remain exercisable through the earlier of the expiration of their term or three months following termination of employment (one year in the case of death, disability or retirement at normal retirement age). Unless sooner terminated by our board of directors, the Omnibus Incentive Plan will remain in effect until June 26, 2024.

In 2021, 2020 and 2019, we completed various equity offerings to certain of our executives, officers and teammates pursuant to the Omnibus Incentive Plan. The shares sold and options granted in connection with these equity offerings are subject to and governed by the terms of the Omnibus Incentive Plan. No other shares of common stock were sold by us in 2021, 2020 or 2019.

Stock Options

We granted our executives, officers and teammates options to purchase 432,751; 1,003,180; and 634,743 shares of our common stock in 2021, 2020 and 2019, respectively, at a weighted-average exercise price of $45.98 per share for options issued in 2021, $36.51 per share for options issued in 2020, and $40.04 per share for options issued in 2019. These options are subject to and governed by the terms of the MSIP and Omnibus Incentive Plan. The per share purchase price and exercise price was based on the determination by our Compensation Committee of the fair market value of our common stock as of the purchase/grant dates. All options granted prior to 2020 generally will vest in four equal annual installments, while all options granted in 2020 and 2021 generally will vest in three equal annual installments, subject to a teammate’s continued employment. The three-year and four-year vesting periods are the requisite service period over which compensation cost will be recognized on a straight-line basis for all grants made in 2019, 2020 and 2021, and prior to 2019, respectively. All options issued are accounted for as equity-classified awards.

The value of each option award was estimated on the grant date using the Black-Scholes option valuation model that incorporates the assumptions noted in the following table. For options granted in 2021, 2020 and 2019, the expected volatility was based on historical and implied volatilities of our publicly traded stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method as outlined by the SEC in Staff Accounting Bulletins No. 107 and 110 as we do not have sufficient historical exercises to provide a reasonable basis upon which to estimate expected life due to the limited period of time our equity shares have been publicly traded. The risk-free interest rates were based on U.S. Treasury securities with terms similar to the expected lives of the options as of the grant dates.

	Year Ended December 31,
Assumption	2021	2020	2019
Expected volatility	38.6%	33.8%	28.4%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	5.0	4.9	5.0
Risk-free interest rate	0.67 - 0.87%	0.27% - 1.38%	2.49%

The weighted-average grant-date fair value of the options granted during 2021, 2020 and 2019 was $15.85, $11.23 and $11.91 per option, respectively. During the year ended December 31, 2021, we applied a forfeiture assumption of 25.95 percent per annum in the recognition of the expense related to these options, with the exception of the options held by our CEO for which we applied a forfeiture rate of zero. The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019, was $4 million, $2 million and $10 million, respectively. The total fair value of stock options vested during the years ended December 31, 2021, 2020 and 2019, was $4 million, $5 million and $3 million, respectively.

A summary of option activity under the MSIP and Omnibus Incentive Plan as of December 31, 2021 and changes during the year then ended is presented below:

			Aggregate	Weighted Avg.
		Weighted Avg.	Intrinsic	Remaining
	Stock	Exercise	Value	Contractual
	Options	Price	(in millions)	Term (in years)
Total outstanding, December 31, 2020	1,290,324	$36.47	$19	6.74
Granted to employees	432,751	$45.98
Exercised	(278,190)	$34.40
Forfeited	(288,853)	$40.54
Expired	(12,888)	$37.57
Total outstanding, December 31, 2021	1,143,144	$39.24	$7	6.19
Total exercisable, December 31, 2021	427,629	$35.49	$4	5.59

RSUs

We granted our executives, officers and teammates 351,764; 567,844; and 516,775; RSUs in 2021, 2020 and 2019, respectively, with weighted-average grant date fair values of $45.95 per unit for 2021, $37.81 per unit for 2020, and $42.11 per unit for 2019, which was equivalent to the then current fair value of our common stock at the grant date. The RSUs outstanding as of December 31, 2021, generally will vest in three equal annual installments, subject to a teammate’s continued employment. Upon vesting, each RSU will be converted into one share of our common stock. The total fair value of RSUs vested during the years ended December 31, 2021, 2020 and 2019, was $16 million, $10 million and $8 million, respectively.

On January 1, 2019, in connection with an acquisition, we granted 136,092 RSUs to an executive key to our urban markets strategy. All such RSUs cliff vest on the third anniversary of their grant and are subject to the executive’s continued employment.

On September 15, 2020, we granted retention RSUs with a fair value of $2 million to our former presidents of Terminix Residential and Commercial, with a weighted average exercise price $40.67. The RSUs vest on the first anniversary of the grant date, subject to continued employment through such date, and vested on a pro rata basis if either executive is terminated by the Company before such date, calculated from the grant date through the date of termination. Greg Rutherford left the Company on March 15, 2021, entitling him to 12,194 shares of Terminix common stock. Kim Scott remained with the Company through September 15, 2021 and received the full amount of 24,589 shares of common stock.

On December 13, 2021, the Compensation Committee of the board of directors of the Company approved, and recommended to the board of directors, and the board approved, certain tax-planning actions in order to mitigate adverse tax consequences to both the Company and certain teammates of the Company (including its named executive officers) under the excise tax regime of Sections 280G and 4999 of the Internal Revenue Code that could arise in connection with the proposed transactions contemplated by the Merger Agreement. Specifically, these actions were: (1) the settlement on December 27, 2021 of 60 percent of the 2019 PSUs that would otherwise settle on or before February 18, 2022 pursuant to the applicable award agreements and (2) the vesting and settlement on December 27, 2021, of RSUs that would otherwise vest and settle on or before March 4, 2022 pursuant to the applicable award agreements.

A summary of RSU activity under the Omnibus Incentive Plan as of December 31, 2021, and changes during the year then ended is presented below:

		Weighted Avg.
		Grant Date
	RSUs	Fair Value
Total outstanding, December 31, 2020	752,912	$40.53
Granted to employees	351,764	$45.95
Vested	(342,416)	$41.99
Forfeited	(168,785)	$41.66
Total outstanding, December 31, 2021	593,475	$41.54

Performance Shares

We granted our executives 130,112 in 2021 with a weighted-average grant date fair value of $46.82 per share, and 95,916 performance shares in 2020 with a weighted–average grant date fair value of $36.99 per share, which were equivalent to the then current fair value of our common stock at the grant date. The performance shares vest at the end of a three-year period based on the achievement of a cumulative revenue and Adjusted EPS targets established at the grant date and subject to an executive’s continued employment. As the performance shares contain a performance condition, stock-based compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the number of awards expected to vest.

In 2020 and 2019, we granted 38,178 and 8,912, respectively, of performance shares to key management in connection with a strategic acquisition. The grants had a grant date fair value of $36.35 per share and $56.11 per share, respectively, which represented the then current fair values of our common stock at the grant dates. These performance shares are scheduled to vest on December 31, 2023, based on the achievement of four-year cumulative Adjusted EPS and revenue targets established at the grant date and subject to continued employment. As the performance shares contain a performance condition, stock-based compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the number of awards expected to vest.

As noted above, on December 27, 2021, 60 percent of the 2019 PSUs that would otherwise settle on or before February 18, 2022 pursuant to the applicable award agreements were settled, to mitigate possible adverse tax consequences under Sections 280G and 4999 of the Internal Revenue Code that could arise in connection with the closing of the transactions contemplated by the merger agreement with Rentokil.  On February 21, 2022, an additional two percent of the remaining 2019 PSUs were settled.

In 2019, we granted 87,920 of performance shares to Nomor and Pelias executives in connection with the acquisition. The grant had a grant date fair value of $56.87 per share, which represented the then current fair value of our common stock at the grant date. These awards were cancelled in 2020 as a result of the impact of COVID-19 on the financial performance of Nomor and Pelias. The performance share awards were significantly below threshold and did not have the possibility of achieving threshold levels for any payout. The Nomor and Pelias executives were granted time vested restricted stock units in 2020 and additional performance shares in 2021. The 2021 performance shares are scheduled to vest on December 31, 2022, based on the achievement of two-year cumulative Adjusted EPS and revenue targets established at the grant date and subject to an executive’s continued employment.

A summary of performance share activity under the Omnibus Incentive Plan as of December 31, 2021, and changes during the year then ended is presented below:

		Weighted Avg.
	Performance	Grant Date
	Shares	Fair Value
Total outstanding, December 31, 2020	149,944	$37.77
Granted to executives	130,112	$46.82
Vested	(7,681)	$40.04
Forfeited	(97,388)	$39.04
Total outstanding, December 31, 2021	174,987	$44.81

Stock-based compensation expense

During the years ended December 31, 2021, 2020 and 2019, we recognized stock-based compensation expense of $20 million ($15 million, net of tax), $16 million ($12 million, net of tax) and $14 million ($10 million, net of tax), respectively. These charges are recorded within Selling and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). For the years ended December 31, 2020 and 2019, stock-based compensation expense recognized related to teammates of ServiceMaster Brands is included within Net earnings from discontinued operations on the Consolidated Statements of Operations and Comprehensive Income (Loss).

As of December 31, 2021, there was $30 million of total unrecognized compensation costs related to non-vested stock options, RSUs and PSUs granted under the MSIP and Omnibus Incentive Plan. These remaining costs are expected to be recognized over a weighted-average period of 1.65 years.

Note 17. Fair Value Measurements

The period-end carrying amounts of cash and cash equivalents, receivables, restricted cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The carrying amount of total debt excluding Vehicle Financing Leases was $779 million and $825 million and the estimated fair value was $866 million and $894 million as of December 31, 2021 and December 31, 2020, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of December 31, 2021 and 2020.

We have estimated the fair value of our financial instruments measured at fair value on a recurring basis using the market and income approaches. For investments in deferred compensation trust assets and derivative contracts, which are carried at their fair values, our fair value estimates incorporate quoted market prices, other observable inputs (for example, forward interest rates) and unobservable inputs (for example, forward commodity prices) at the balance sheet date.

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

As of December 31, 2021, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $26 million, maturing through 2022. Under the terms of our fuel swap contracts, we are required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of December 31, 2021, we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were issued under the Revolving Credit Facility.

The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a loss of $2 million, net of tax, as of December 31, 2021. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

We have not changed our valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the years ended December 31, 2021 and 2020.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. See Note 13 to the consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in accumulated other comprehensive income and for the amounts reclassified out of accumulated other comprehensive income and into earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a loss of $2 million, net of tax, as of December 31, 2021. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2021:
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$15	$15	$—	$—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	2	—	—	2
Total financial assets		$17	$15	$—	$2
Financial Liabilities:
Cross-currency interest rate swap	Other long-term obligations	$7	$—	$7	$—
Net investment hedge	Other long-term obligations	11	—	11	—
Interest rate swap contracts	Accrued liabilities—Other and Other long-term obligations	8	—	8	—
Total financial liabilities		$26	$—	$26	$0
As of December 31, 2020:
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$14	$14	$—	$—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	3	—	—	3
Total financial assets		$18	$14	$—	$3
Financial Liabilities:
Cross-currency interest rate swap	Other long-term obligations	$15	$—	$15	$—
Net investment hedge	Other long-term obligations	23	—	23	—
Interest rate swap contracts	Other accrued liabilities and Other long-term obligations	34	—	34	—
Total financial liabilities		$72	$—	$72	$—

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

	Fuel Swap
	Contract Assets
(In millions)	(Liabilities)	Location of Loss included in Earnings
Balance as of December 31, 2019	$1
Total (losses) gains (realized and unrealized)
Included in earnings	(4)	Cost of services rendered and products sold
Included in other comprehensive income	2
Settlements	4
Balance as of December 31, 2020	$3
Total gains (losses) (realized and unrealized)
Included in earnings	$9	Cost of services rendered and products sold
Included in other comprehensive income	(1)
Settlements	(9)
Balance as of December 31, 2021	$2

The following tables present information relating to the significant unobservable inputs of our Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of December 31, 2021:
Fuel swap contracts	$2	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$3.02 - $3.42	$3.23

As of December 31, 2020:
Fuel swap contracts	$3	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$2.20 - $2.58	$2.44

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

A reconciliation of the amounts included in the computation of basic earnings per share from continuing operations and diluted earnings per share from continuing operations is as follows:

	Year Ended December 31,
(In millions, except per share data)	2021	2020	2019
Income from Continuing Operations	$126	$20	$60
Weighted-average common shares outstanding	126.0	132.7	135.8
Effect of dilutive securities:
RSUs	0.3	0.2	0.1
Stock options(1)	0.1	0.1	0.3
Weighted-average common shares outstanding - assuming dilution	126.4	133.0	136.2
Basic earnings per share from continuing operations	$1.00	$0.15	$0.44
Diluted earnings per share from continuing operations	$1.00	$0.15	$0.44

___________________________________

(1)Options to purchase 0.4 million and 0.8 million shares for the years ended December 31, 2021 and 2020, respectively, were not included in the diluted earnings per share calculation because their effect would have been antidilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Terminix Global Holdings, Inc.
Memphis, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Terminix Global Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements. We have audited the internal control over financial reporting of Terminix Global Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements. We have audited the internal control over financial reporting of Terminix Global Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements.

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

March 1, 2022

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s CEO, Brett T. Ponton, and Executive Vice President and CFO, Robert J. Riesbeck, have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Ponton and Riesbeck have concluded that both the design and operation of the Company’s disclosure controls and procedures were effective as of December 31, 2021.

Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the fourth quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed, under the supervision and with the participation of the Company’s CEO, Brett T. Ponton, and Executive Vice President and CFO, Robert J. Riesbeck, the effectiveness of its internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 and has expressed an unqualified opinion in their report which is included herein.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

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

2.1^

Agreement and Plan of Merger, dated as of December 13, 2021, by and among Terminix Global Holdings, Inc., Rentokil Initial plc, Rentokil Initial US Holdings, Inc., Leto Holdings I, Inc. and Leto Holdings II, LLC, is incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed December 14, 2021.

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

4.6	Form of 7.45% Note due August 14, 2027 is incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 of The ServiceMaster Company, filed July 28, 1997.

4.7	Form of 7.25% Note due March 1, 2038 is incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the ServiceMaster Company, filed February 27, 1998.

4.8	Form of Common Stock Certificate is incorporated by reference to Exhibit 4.18 to the Company’s Registration Statement on Form S-1, filed June 19, 2014.

4.9	Description of Capital Stock, is incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K for the year ended December 31, 2019, filed February 28, 2019.

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

10.12

Schedule of Signatories to a Director Indemnification Agreement,. is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed August 6, 2021.

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

Form of Employee Restricted Stock Unit Agreement under the Omnibus Plan for awards granted after July 23, 2018 is incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed August 1, 2018.

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

10.27	#

Employee Stock Option Agreement, dated January 31, 2020, by and between Naren K. Gursahaney and Terminix, is incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed May 8, 2020.

10.28	#

Retention Agreement, dated February 26, 2020, by and between Anthony D. DiLucente and Terminix, is incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed May 8, 2020.

10.29	#

Employee Restricted Stock Agreement, dated as of September 15, 2020, by and between Kim Scott and the Company, is incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 9, 2020.

10.30	#

Employee Restricted Stock Agreement, dated as of September 15, 2020, by and between Greg Rutherford and the Company, is incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 9, 2020.

10.31	#

Employment Agreement, dated as of August 4, 2020 by and between Brett T. Ponton and the Company, is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed August 6, 2020.

10.32	#

Consent Decree entered into between Terminix International, Inc., The Terminix International Company Limited Partnership, the Alabama Attorney General and the Alabama Department of Agriculture and Industries, is incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed November 9, 2020.

10.33	#

Offer Letter with Robert J. Riesbeck, dated November 26, 2020, is incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed February 26, 2021.

10.34	#

Separation Agreement and General Release entered into with Gregory L. Rutherford, dated March 15, 2021, is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed May 7, 2021.

10.35	#

Separation Agreement and General Release entered into with Michael C. Bisignano, dated March 15, 2021, is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed May 7, 2021.

10.36	#

Summary of Changes to Compensation Package for Dion Persson, is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed November 3, 2021.

21	*	List of Subsidiaries as of December 31, 2021.

23	*	Consent of Deloitte & Touche LLP.

31.1	*	Certification of Chief Executive Officer of Terminix Global Holdings, Inc. Pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer of Terminix Global Holdings, Inc. Pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*

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

TERMINIX GLOBAL HOLDINGS, INC.

Date: March 1, 2022	By:	/s/ Brett T. Ponton
		Name:	Brett T. Ponton
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Date: March 1, 2022	By:	/s/ Naren K. Gursahaney
		Name:	Naren K. Gursahaney
		Title:	Director, Chairman of the Board

Date: March 1, 2022	By:	/s/ Brett T. Ponton
		Name:	Brett T. Ponton
		Title:	Chief Executive Officer (Principal Executive Officer) and Director

Date: March 1, 2022	By:	/s/ Robert J. Riesbeck
		Name:	Robert J. Riesbeck
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 1, 2022	By:	/s/ Mary J. Hopkins
		Name:	Mary J. Hopkins
		Title:	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: March 1, 2022	By:	/s/ Deborah H. Caplan
		Name:	Deborah H. Caplan
		Title:	Director

Date: March 1, 2022	By:	/s/ David J. Frear
		Name:	David J. Frear
		Title:	Director

Date: March 1, 2022	By:	/s/ Laurie Ann Goldman
		Name:	Laurie Ann Goldman
		Title:	Director

Date: March 1, 2022	By:	/s/ Steven B. Hochhauser
		Name:	Steven B. Hochhauser
		Title:	Director

Date: March 1, 2022	By:	/s/ Teresa M. Sebastian
		Name:	Teresa M. Sebastian
		Title:	Director

Date: March 1, 2022	By:	/s/ Stephen J. Sedita
		Name:	Stephen J. Sedita
		Title:	Director

Date: March 1, 2022	By:	/s/ Chris S. Terrill
		Name:	Chris S. Terrill
		Title:	Director