Form 10-Q
period 2022-03-31
TERMINIX GLOBAL HOLDINGS INC
filed 2022-05-06
CIK 1428875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of May 3, 2022: 121,503,352 shares of common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,

	2022	2021
Revenue	$496	$471
Cost of services rendered and products sold	296	270
Selling and administrative expenses	138	137
Amortization expense	10	10
Acquisition-related costs	—	1
Restructuring and other charges	19	6
Interest expense	11	12
Interest and net investment income	1	(1)
Income before Income Taxes	21	37
Provision for income taxes	3	11
Equity in earnings of joint ventures	1	—
Net Income	$19	$27
Other Comprehensive Income, Net of Income Taxes:
Net unrealized gains on derivative instruments	23	14
Foreign currency translation gain	5	8
Other Comprehensive Income, Net of Income Taxes	28	22
Total Comprehensive Income	$47	$49
Weighted-average common shares outstanding - Basic	121.4	131.4
Weighted-average common shares outstanding - Diluted	121.6	131.9
Basic Earnings Per Share:
Net Income	0.15	0.20
Diluted Earnings Per Share:
Net Income	0.15	0.20

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Position

(In millions, except share data)

	(Unaudited)
	As of	As of
	March 31,	December 31,
	2022	2021
Assets:
Current Assets:
Cash and cash equivalents	$170	$116
Receivables, less allowances of $30 and $32, respectively	195	206
Inventories	44	41
Prepaid expenses and other assets	164	151
Total Current Assets	573	514
Other Assets:
Property and equipment, net	192	196
Operating lease right-of-use assets	74	79
Goodwill	2,210	2,211
Intangible assets, primarily trade names, service marks and trademarks, net	1,085	1,097
Restricted cash	89	89
Notes receivable	38	36
Long-term marketable securities	14	15
Deferred customer acquisition costs	94	98
Other assets	126	77
Total Assets	$4,495	$4,410
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$105	$85
Accrued liabilities:
Payroll and related expenses	69	81
Self-insured claims and related expenses	67	72
Accrued interest payable	3	7
Other	101	95
Deferred revenue	108	103
Current portion of lease liability	18	18
Current portion of long-term debt	77	50
Total Current Liabilities	547	511
Long-Term Debt	848	849
Other Long-Term Liabilities:
Deferred taxes	398	387
Other long-term obligations, primarily self-insured claims	182	197
Long-term lease liability	92	92
Total Other Long-Term Liabilities	672	677

Stockholders' Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 149,330,124 shares issued and 121,493,685 outstanding at March 31, 2022 and 149,095,168 shares issued and 121,258,729 outstanding shares outstanding at December 31, 2021)	2	2
Additional paid-in capital	2,398	2,391
Retained Earnings	986	967
Accumulated other comprehensive income (loss)	6	(22)
Less common stock held in treasury, at cost (27,836,439 shares at March 31, 2022 and 27,836,439 shares at December 31, 2021)	(964)	(964)
Total Stockholders' Equity	2,428	2,375
Total Liabilities and Stockholders' Equity	$4,495	$4,410

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions)

				Retained	Accumulated
			Additional	Earnings	Other
		Common	Paid-in	(Accumulated	Comprehensive	Treasury		Total
	Shares	Stock	Capital	Deficit)	(Loss) Income	Shares	Amount	Equity
Balance December 31, 2020	148	$2	$2,359	$841	$(39)	(16)	$(423)	$2,741
Net income	—	—	—	27	—	—	—	27
Other comprehensive income, net of tax	—	—	—	—	22	—	—	22
Total comprehensive income	—	—	—	27	22	—	—	49
Issuance of common stock	—	—	1	—	—	—	—	1
Exercise of stock options	—	—	4	—	—	—	—	4
Stock-based employee compensation	—	—	6	—	—	—	—	6
Repurchase of common stock	—	—	—	—	—	(4)	(169)	(169)
Balance March 31, 2021	149	$2	$2,370	$868	$(17)	(20)	$(592)	$2,631

Balance December 31, 2021	149	$2	$2,391	$967	$(22)	(28)	$(964)	$2,375
Net income	—	—	—	19	—	—	—	19
Other comprehensive income, net of tax	—	—	—	—	28	—	—	28
Total comprehensive income	—	—	—	19	28	—	—	47
Exercise of stock options	—	—	1	—	—	—	—	1
Stock-based employee compensation	—	—	6	—	—	—	—	6
Balance March 31, 2022	149	$2	$2,398	$986	$6	(28)	$(964)	$2,428

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,

	2022	2021
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	$205	$704
Cash Flows from Operating Activities
Net Income	19	27
Equity in earnings of joint venture	(1)	—
Depreciation expense	17	18
Amortization expense	10	10
Amortization of debt issuance costs	1	1
Amortization of lease right-of-use assets	4	4
Payments on fumigation related matters	(3)	—
Deferred income tax provision	2	5
Stock-based compensation expense	6	6
Restructuring and other charges	19	6
Payments for restructuring and other charges	(10)	(2)
Acquisition-related costs	—	1
Payments for acquisition-related costs	—	(1)
Other	(1)	4
Change in working capital, net of acquisitions:
Receivables	10	18
Inventories and other current assets	(10)	(14)
Accounts payable	20	5
Deferred revenue	5	7
Accrued liabilities	(14)	(19)
Accrued interest payable	(4)	(4)
Current income taxes	—	5
Net Cash Provided from Operating Activities	69	75
Cash Flows from Investing Activities
Property additions	(7)	(6)
Business acquisitions, net of cash acquired	—	(22)
Origination of notes receivable	(21)	(15)
Collections on notes receivable	18	17
Other investing (note 12)	(31)	—
Net Cash Used for Investing Activities	(40)	(26)
Cash Flows from Financing Activities
Borrowings of debt	80	—
Payments of debt	(65)	(15)
Repurchase of common stock	—	(169)
Issuance of common stock and exercise of stock options	1	4
Net Cash Provided from (Used for) Financing Activities	16	(180)
Cash Flows from Discontinued Operations:
Cash provided from operating activities	9	—
Net Cash Provided from Discontinued Operations	9	—
Cash (Decrease) Increase During the Period	54	(131)
Cash and Cash Equivalents and Restricted Cash at End of Period	$258	$573

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

TERMINIX GLOBAL HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

Terminix Global Holdings, Inc. and its majority-owned subsidiary partnerships, limited liability companies and corporations (collectively, “Terminix,” the “Company,” “we,” “us” and “our”) is a leading provider of essential services to residential and commercial customers in the termite and pest management markets. Our portfolio of well‑recognized brands includes Terminix, Copesan, Assured Environments, Gregory Pest Solutions, McCloud Services and Nomor. All consolidated Company subsidiaries are wholly-owned. Intercompany transactions and balances have been eliminated. Our operations are organized into one reportable segment, our pest management and termite business.

The unaudited condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). We recommend that the quarterly unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC (the “2021 Form 10-K”). The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results that might be achieved for any other interim period or for the full year due to the seasonality of our business, the impact of the COVID-19 pandemic (“COVID-19”) and the possibility of changes in general economic conditions.

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

The respective obligations of the Company and Rentokil to consummate the Mergers are subject to the satisfaction or waiver of a number of conditions, including, among others the adoption of the Merger Agreement by the Company’s stockholders, and the approval of the Mergers contemplated by the Merger Agreement and other related matters by Rentokil’s shareholders.

The respective obligations of the Company and Rentokil to consummate the Mergers are subject to the satisfaction or waiver of a number of conditions, including, among others the adoption of the Merger Agreement by the Company’s stockholders and the approval of the Mergers contemplated by the Merger Agreement and other related matters by Rentokil’s shareholders.

As announced on March 15, 2022, the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired, thereby completing the necessary antitrust process in the US. A number of other conditions remain to be satisfied, including obtaining approval by the Company’s and Rentokil’s shareholders, and the registration of ADSs with the

U.S. Securities and Exchange Commission and their listing on the New York Stock Exchange.

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

Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our 2021 Form 10-K. There have been no material changes to the significant accounting policies for the three months ended March 31, 2022, other than those described below.

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

Note 3. Revenues

The following tables present our reportable segment revenues, disaggregated by revenue source and geographic area. We disaggregate revenue from contracts with customers into major product lines. We determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by major service line was as follows:

	Three Months Ended
	March 31,
(In millions)	2022	2021
Major service line
Residential Pest Management	$175	$166
Commercial Pest Management	132	129
Termite and Home Services	171	162
Sales of Products and Other	18	15
Total	$496	$471

Revenue by geographic area was as follows:

	Three Months Ended
	March 31,
(In millions)	2022	2021
United States	$465	$441
International	31	30
Total	$496	$471

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contracts with customers are generally for a period of one year or less and are generally renewable. We record a receivable related to revenue recognized on services once we have an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivables are recorded within Receivables, less allowances, on the unaudited Condensed Consolidated Statements of Financial Position. The current portion of Notes receivable, which represents amounts financed for customers, are included within Receivables, less allowances, on the unaudited Condensed Consolidated Statement of Financial Position and totaled $27 million and $26 million as of March 31, 2022 and December 31, 2021, respectively.

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

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services. Amounts are recognized as revenue upon completion of services.

Changes in deferred revenue for the three months ended March 31, 2022 and 2021 were as follows:

(In millions)	Deferred revenue
Balance as of December 31, 2021	$103
Deferral of revenue	44
Recognition of deferred revenue	(39)
Balance as of March 31, 2022	$108

Balance as of December 31, 2020	$102
Deferral of revenue	36
Recognition of deferred revenue	(32)
Balance as of March 31, 2021	$108

There was approximately $30 million of revenue recognized in the three ended March 31, 2022, that was included in the deferred revenue balance as of December 31, 2021. There was approximately $26 million of revenue recognized in the three months ended March 31, 2021, that was included in the deferred revenue balance as of December 31, 2020.

Note 4. Restructuring and Other Charges

We incurred restructuring and other charges of $19 million ($16 million, net of tax) and $6 million ($5 million, net of tax) in the three months ended March 31, 2022 and 2021, respectively. Restructuring and other charges were comprised of the following:

	Three Months Ended
	March 31,
(In millions)	2022	2021
Severance(1)	$—	$4
Costs related to our proposed acquisition by Rentokil(2)	9	—
Other(3)	9	3
Total restructuring charges	$19	$6

___________________________________

(1)Includes severance and related charges to align functions after the sale of the ServiceMaster Brands Divestiture Group, enhance field operations and corporate capabilities, and reduce costs in our corporate functions that provide administrative services to support operations.

(2)Primarily professional and consultant fees and accrual of employee retention bonuses.

(3)Primarily owned building and operating lease right-of-use asset impairment charges, costs to simplify our back-office and align as a singularly focused pest management company and other exit costs. Charges for the three months ended March 31, 2022, include a $9 million impairment of the Memphis headquarters building operating lease right-of-use asset and leasehold improvements. The impairment was the result of the recent sublease of approximately 24% of the building.

A reconciliation of the beginning and ending balances of accrued restructuring charges by major cost type, which are included in Accrued liabilities—Payroll and related expenses and Other on the unaudited Condensed Consolidated Statements of Financial Position, is presented as follows:

	Accrued	Accrued	Accrued	Total Accrued
	Severance	Merger Related	Other	Restructuring
(In millions)	Charges	Charges	Charges	Charges
Balance as of December 31, 2021	$2	$7	$—	$9
Costs incurred	—	9	9	19
Costs paid or otherwise settled	(2)	(8)	(9)	(19)
Balance as of March 31, 2022	$—	$8	$—	$9

Balance as of December 31, 2020	$2	$—	$—	$2
Costs incurred	4	—	3	6
Costs paid or otherwise settled	(1)	—	(3)	(4)
Balance as of March 31, 2021	$4	$—	$1	$5

We expect substantially all of our accrued restructuring charges to be paid within one year.

Note 5. Commitments and Contingencies

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

A reconciliation of beginning and ending accrued self-insured claims, which are included in Accrued liabilities—Self-insured claims and related expenses and Other long-term obligations, primarily self-insured claims on the unaudited Condensed Consolidated Statements of Financial Position, net of insurance recoverables, which are included in Prepaid expenses and other assets and Other assets on the unaudited Condensed Consolidated Statements of Financial Position, is presented as follows:

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2021	$130
Provision for self-insured claims	9
Cash payments	(13)
Balance as of March 31, 2022	$126

Balance as of December 31, 2020	$126
Provision for self-insured claims	9
Cash payments	(7)
Balance as of March 31, 2021	$128

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

A reconciliation of beginning and ending accrued Litigated Claims, which are included in Accrued liabilities—Other and Other long-term obligations, primarily self-insured claims on the unaudited Condensed Consolidated Statements of Financial Position, and Non-Litigated Claims, which are included in Accrued liabilities—Self-insured claims and related expenses on the unaudited Condensed Consolidated Statements of Financial Position, is presented as follows:

Accrued
Termite Damage
(In millions)	Claims
Balance as of December 31, 2021	$72
Provision for termite damage claims	18
Cash payments	(17)
Balance as of March 31, 2022	$73

Balance as of December 31, 2020	$72
Provision for termite damage claims	15
Cash payments	(17)
Balance as of March 31, 2021	$69

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

In the fourth quarter of 2020, the Company funded the $25 million consumer fund, from which certain monetary liabilities from settlements of, or judgments in, the covered Settlement are paid by the fund’s receiver. The amount in the consumer fund is held in escrow by the receiver and is classified as a deposit within Prepaid expenses and other assets and with an offsetting liability recorded within Accrued liabilities – Other on the unaudited Condensed Consolidated Statements of Financial Position. In the second quarter of 2021, the Company recorded an increase in expense related to the settlement of $4 million due to a higher than anticipated customer participation rate. No adjustments were made in the first quarter of 2022. The fund’s receiver has paid a total of $10 million from the fund through the first quarter of 2022.

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

Fumigation Related Matters

On December 16, 2016, the U.S. Virgin Islands Department of Justice filed a civil complaint in the Superior Court of the Virgin Islands related to the aforementioned fumigation incident in a matter styled Government of the United States Virgin Islands v. The ServiceMaster Company, LLC, The Terminix International Company Limited Partnership, and Terminix International USVI, LLC (collectively, “the Parties”). On November 15, 2021, the Parties reached a settlement agreement whereby the Company agreed to pay $3 million to the Government of the U.S. Virgin Islands and the settlement was paid in the three months ended March 31, 2022.

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

Other Litigation

On March 25, 2022, in connection with its previously filed complaint on October 20, 2020, Bruce-Terminix Company, a licensee of the Company (“Bruce” or the “Licensee”), filed a supplemental complaint against the Company and The Terminix International Company Limited Partnership, a subsidiary of the Company, under the caption Bruce-Terminix Company v. The Terminix International Company Limited Partnership, and Terminix Global Holdings, Inc., Civil Action No: 1:20-CV-962 (M.D.N.C.) (the “Bruce Lawsuit”). The original complaint generally alleged, among other things, that certain subsidiaries of the Company violated the non-compete restriction under the Licensee’s license agreement and the North Carolina Unfair and Deceptive Trade Practices Act. As supplemented, the Bruce Lawsuit further generally alleges, among other things, that a Rentokil subsidiary currently competes in the Licensee’s territory and that the Mergers would violate the non-compete restriction under the Licensee’s license agreement. The Bruce Lawsuit also alleges, among other things, that Bruce would suffer irreparable harm from purported competition with Rentokil should the Mergers be consummated, and seeks, among other things, injunctive relief enjoining the defendants from merging with Rentokil so long as Rentokil owns pest control companies with locations within Bruce’s service area and from disclosing to Rentokil certain confidential or proprietary information of the Company. The Company believes that the claims asserted in the Bruce Lawsuit are without merit.

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

Note 6. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets, primarily trade names, are not amortized and are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. There were no impairment charges recorded in the three months ended March 31, 2022 and 2021.

Customer relationships and Other intangible assets, which primarily includes trade names subject to amortization, are amortized over their respective useful lives.

The table below summarizes the goodwill balances:

(In millions)
Balance as of December 31, 2021	$2,211
Acquisitions	—
Goodwill impairment	—
Impact of foreign exchange rates	(1)
Balance as of March 31, 2022	$2,210

The table below summarizes the other intangible asset balances:

	As of March 31, 2022			As of December 31, 2021
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$888	$—	$888	$888	$—	$888
Customer relationships	669	(492)	177	670	(484)	187
Other	71	(52)	20	71	(50)	22
Total	$1,629	$(544)	$1,085	$1,630	$(533)	$1,097

___________________________________

(1)Not subject to amortization.

For the existing intangible assets, we anticipate amortization expense for the remainder of 2022 and each of the next five years as follows:

(In millions)	2022	2023	2024	2025	2026	2027
Amortization expense	$31	$36	$27	$22	$17	$13

Note 7. Stock-Based Compensation

For each of the three months ended March 31, 2022 and 2021, we recognized stock-based compensation expense of $6 million ($4 million, net of tax). These charges are recorded within Selling and administrative expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

As of March 31, 2022, there were $41 million of total unrecognized compensation costs related to non-vested stock options, restricted stock units (“RSUs”) and performance share units granted under the Amended and Restated Terminix Global Holdings, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). These remaining costs are expected to be recognized over a weighted-average period of 2.15 years.

On February 24, 2015, our board of directors approved and recommended for approval by our stockholders the Terminix Global Holdings, Inc. Employee Stock Purchase Plan (“Employee Stock Purchase Plan”), which became effective for offering periods commencing July 1, 2015. On April 27, 2015, our stockholders approved the Employee Stock Purchase Plan with a maximum of one million shares of common stock authorized for sale under the plan. On November 3, 2015, we filed a registration statement on Form S-8 under the Securities Act to register the one million shares of common stock that may be issued under the Employee Stock Purchase Plan and, as a result, all shares of common stock acquired under the Employee Stock Purchase Plan will be freely tradable under the Securities Act, unless purchased by our affiliates. Our Compensation Committee amended the Employee Stock Purchase Plan in February 2019 to allow for more frequent purchase periods and to change the allowed 10 percent discount to a company match of 10 percent of employee contributions. The authorized number of shares remaining in the Employee Stock Purchase Plan was not changed from 843,584 and the expiration date of the Employee Stock Purchase Plan was not changed from April 27, 2025. As of March 31, 2022, there were 741,120 shares available for issuance under the Employee Stock Purchase Plan. In connection with the announcement of the proposed acquisition of the Company by Rentokil, the Employee Stock Purchase Plan was indefinitely suspended as of January 1, 2022.

Note 8. Comprehensive (Loss) Income

Comprehensive (loss) income, which primarily includes net income, unrealized gains and losses on derivative instruments and the effect of foreign currency translation, is included in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

During 2019, we terminated our then-existing $650 million interest rate swap, receiving $12 million from the counterparty. The fair value of the terminated agreement is recorded within accumulated other comprehensive (loss) income on the unaudited Condensed Consolidated Statements of Financial Position and will be amortized into interest expense over the original term of the agreement. The remaining unamortized balance at March 31, 2022 was $4 million.

The following tables summarize the activity in accumulated other comprehensive (loss) income, net of the related tax effects.

	Unrealized
	Gains	Foreign
	(Losses) on	Currency
(In millions)	Derivatives	Translation	Total
Balance as of December 31, 2021	$(5)	$(16)	$(22)
Other comprehensive (loss) income before reclassifications:
Pre-tax amount	39	—	39
Tax provision	(9)	—	(9)
After-tax amount	30	—	30
Amounts reclassified from accumulated other comprehensive (loss) income(1)	(2)	—	(2)
Amounts reclassified within accumulated other comprehensive (loss) income(2)	(4)	4	—
Net current period other comprehensive income	23	5	28
Balance as of March 31, 2022	$18	$(12)	$6

Balance as of December 31, 2020	$(16)	$(23)	$(39)
Other comprehensive (loss) income before reclassifications:
Pre-tax amount	34	(2)	32
Tax provision	(5)	—	(5)
After-tax amount	29	(2)	27
Amounts reclassified from accumulated other comprehensive (loss) income(1)	(5)	—	(5)
Amounts reclassified within accumulated other comprehensive (loss) income(2)	(9)	9	—
Net current period other comprehensive income	14	8	22
Balance as of March 31, 2021	$(2)	$(15)	$(17)

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

Reclassifications out of accumulated other comprehensive income included the following components for the periods indicated:

	Amounts Reclassified from Accumulated
	Other Comprehensive (Loss) Income
	Three Months Ended
	March 31,
(In millions)	2022	2021
Gains (losses) on derivatives:
Fuel swap contracts	$1	$1
Interest rate swap contracts	(2)	(2)
Cross-currency interest rate swap	2	5
Net gains (losses) on derivatives	2	5
Impact of income taxes	—	—
Total reclassifications for the period	$2	$5

Note 9. Supplemental Cash Flow Information

Supplemental information relating to the unaudited Condensed Consolidated Statements of Cash Flows is presented in the following table. The non-cash lease transactions are described in Note 11.

	Three Months Ended
	March 31,
(In millions)	2022	2021
Cash paid for or (received from):
Interest expense	$14	$15
Income taxes, net of refunds	(7)	—

For the three months ended March 31, 2022, cash received for income taxes of $7 million includes refunds of $9 million of tax overpayments made related to the sale of the ServiceMaster Brands Divestiture Group, which is reported in Cash flows from discontinued operations on the unaudited Condensed Consolidated Statements of Cash Flows.

Cash and Cash Equivalents and Restricted Cash at End of Period on the unaudited Condensed Consolidated Statements of Cash Flows consists of the following:

	As of March 31,
(In millions)	2022	2021
Cash and cash equivalents	$170	$484
Restricted cash	89	89
Total Cash and cash equivalents and Restricted cash	$258	$573

Note 10. Long-Term Debt

Long-term debt is summarized in the following table:

	As of	As of
	March 31,	December 31,
(In millions)	2022	2021
Senior secured term loan facility maturing in 2026(1)	$540	$540
Revolving credit facility maturing 2024	30	—
7.45% notes maturing in 2027(2)	173	172
7.25% notes maturing in 2038(3)	41	41
Vehicle finance leases(4)	119	119
Other(5)	22	26
Less current portion	(77)	(50)
Total long-term debt	$848	$849

__________________________________

(1)As of March 31, 2022 and December 31, 2021, presented net of $6 million and $6 million in unamortized debt issuance costs, respectively, and $1 million of unamortized original issue discount in each period.

(2)As of March 31, 2022 and December 31, 2021, presented net of $14 million and $14 million, respectively of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates above.

(3)As of both March 31, 2022 and December 31, 2021, presented net of $8 million of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

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

(5)Primarily represents future payments in connection with acquisitions.

Interest Rate Swap

The interest rate swap agreement in effect as of March 31, 2022 is as follows:

Trade Date	Effective Date	Expiration Date	Notional Amount	Fixed Rate - Pay(1)	Floating Rate - Receive
November 5, 2019	November 5, 2019	November 5, 2026	$546 million	1.615%	0.139%

(1)Before the application of the applicable borrowing margin.

Revolving Credit Facility

On January 6, 2022, we borrowed an aggregate principal amount of $80 million under the Revolving Credit Facility maturing November 4, 2024 (the “Revolving Credit Facility”). On March 31, 2022, we repaid $50 million of the outstanding balance.

Note 11. Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, Current portion of lease liability and Long-term lease liability on the unaudited Condensed Consolidated Statements of Financial Position. Finance leases are included in Property and equipment, net; Current portion of long-term debt and Long-term debt on the unaudited Condensed Consolidated Statements of Financial Position. As of March 31, 2022 and December 31, 2021, assets recorded under finance leases were $281 million and $277 million, respectively, and accumulated depreciation was $163 million and $159 million, respectively.

The components of lease expense were as follows:

	Three Months Ended
	March 31,
(In millions)	2022	2021
Finance lease cost
Depreciation of finance lease ROU assets	$11	$10
Interest on finance lease liabilities	1	1
Operating lease cost	6	5
Sublease income	(1)	(1)
Total lease cost	$16	$15

Supplemental cash flow information and other information for leases was as follows:

	As of March 31,
(In millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6	$6
Operating cash flows for finance leases	1	1
Financing cash flows for finance leases	10	10
ROU assets obtained in exchange for lease obligations:
Operating leases	5	2
Finance leases	10	6
Weighted Average Remaining Lease Term (in years):
Operating leases	9.51	10.38
Finance leases	3.95	3.42
Weighted Average Discount Rate:
Operating leases	5.18%	5.29%
Finance leases	5.22%	4.68%

As of both March 31, 2022 and December 31, 2021, there were $37 million of finance leases included within Current portion of long-term debt and $82 million of finance leases included within Long-term debt on the unaudited Condensed Consolidated Statements of Financial Position.

Future minimum lease payments under non-cancellable leases as of March 31, 2022 were as follows:

(In millions)	Operating Leases(1)	Finance Leases
Year ended December 31,
2022 (excluding the Three months ended March 31, 2022)	$18	$30
2023	20	34
2024	16	25
2025	14	19
2026	11	14
Thereafter	65	3
Total future minimum lease payments	144	126
Less imputed interest	(34)	(7)
Total	$110	$119

(1)Each year is presented net of approximately $4-$5 million of projected annual sublease income.

Note 12. Acquisitions

Acquisitions have been accounted for as business combinations using the acquisition method and, accordingly, the results of operations of the acquired businesses have been included in the unaudited condensed consolidated financial statements since their dates of acquisition. The assets and liabilities of these businesses were recorded in the financial statements at their estimated fair values as of the acquisition dates.

During the three months ended March 31, 2022, there were no acquisitions. We reversed $1 million of contingent consideration related to an acquisition that closed in 2021 as the contingency was not met. The reversal was recorded within Acquisition-related costs in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, and partially offset by acquisition costs.

In the three months ended March 31, 2022, the Company initiated a series of transactions to restructure its joint ventures in China.  The Company contributed $31 million of cash to effect the restructuring during the three months ended March 31, 2022, which is reflected in other investing in the Condensed Consolidated Statements of Cash Flows. Upon completion of subsequent transactions in 2022, the Company expects to record a gain on sale of a portion of its interest in the joint ventures.

During the three months ended March 31, 2021, we used available cash on hand to fund a $22 million investment in acquisitions, which included $15 million for four tuck-in acquisitions. All acquisitions have been accounted for as business combinations. As of March 31, 2021, we had recorded goodwill of $11 million and other intangibles, primarily customer relationships, of $4 million related to these acquisitions. As of March 31, 2022, all purchase price allocations for 2021 acquisitions were completed, resulting in no changes to goodwill or intangibles. We also completed approximately $8 million of funding for a minority interest investment that was included in Accrued liabilities‒Other on the Consolidated Statements of Financial position as of December 31, 2020.

Supplemental cash flow information regarding the acquisitions was as follows:

	Three Months Ended
	March 31,
(In millions)	2022	2021
Assets acquired	$—	$16
Liabilities assumed	—	—
Net assets acquired	$—	$16

Net cash paid	$—	$15
Seller financed debt	—	1
Purchase price	$—	$16

Note 13. Income Taxes

As required by ASC 740, “Income Taxes,” we compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from continuing operations before income taxes, except for significant unusual or infrequently occurring items. Our estimated tax rate is adjusted each quarter in accordance with ASC 740.

The effective tax rate on net income was 14.2 percent and 28.5 percent for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate on net income for the three months ended March 31, 2022, was favorably impacted by the release of a state reserve that was recorded discretely in the quarter.

We had $9 million and $13 million of tax benefits primarily reflected in U.S. Federal and state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”) as of March 31, 2022 and December 31, 2021, respectively. Based on information currently available, it is reasonably possible that over the next 12 month period unrecognized tax benefits may decrease by $1 million as the result of settlements of ongoing audits, statute of limitation expirations or final settlements of uncertain tax positions in multiple jurisdictions. Our policy is to recognize interest income, interest expense and penalties related to our tax positions within the tax provision.

Note 14. Fair Value Measurements

The period-end carrying amounts of cash and cash equivalents, receivables, restricted cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported in interest and net investment income in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. The carrying amount of total debt excluding vehicle financing leases was $806 million and $779 million, and the estimated fair value was $868 million and $866 million as of March 31, 2022 and December 31, 2021, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of March 31, 2022 and December 31, 2021.

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

Changes in the fair value of the interest rate swap contracts, fuel swap contracts and cross-currency interest rate swap designated as a net investment hedge are recorded within Accumulated other comprehensive (loss) income on the unaudited Condensed Consolidated Statements of Financial Position. Changes in the fair value of the cross-currency interest rate swap designated as a cash flow hedge are recorded within Selling and administrative expenses on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, offsetting foreign currency fluctuations on the hedged instrument. Interest accruals and coupon payments are recognized directly in interest expense, thus reflecting a Swedish krona fixed rate. Upon discontinuation of the net investment hedge, the changes in spot value and any amounts excluded from the assessment of hedge effectiveness that have not been recognized in earnings will remain within CTA until the hedged net investment is sold, diluted, or liquidated.

We have not changed our valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the three month periods ended March 31, 2022 and 2021.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented were as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2022:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$14	$14	$—	$—
Fuel swap contracts	Prepaid expenses	6	—	—	6
Interest rate swap contract	Prepaid expenses and other assets and Other assets	20	—	20	—
Total financial assets		$39	$14	$20	$6
Financial Liabilities:
Cross-currency interest rate swap	Other long-term obligations, primarily self-insured claims	$4	$—	$4	$—
Net investment hedge	Other long-term obligations, primarily self-insured claims	6	—	6	—
Total financial liabilities		$10	$—	$10	$—

As of December 31, 2021:
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$15	$15	$—	$—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	2	—	—	2
Total financial assets		$17	$15	$—	$2
Financial Liabilities:
Cross-currency interest rate swap	Other long-term obligations, primarily self-insured claims	$7	$—	$7	$—
Net investment hedge	Other long-term obligations, primarily self-insured claims	11	—	11	—
Interest rate swap contract	Accrued liabilities—Other and Other long-term obligations, primarily self-insured claims	8	—	8	—
Total financial liabilities		$26	$—	$26	$—

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

	Fuel Swap
	Contract
	Assets
(In millions)	(Liabilities)	Location of Gain (Loss) included in Earnings
Balance as of December 31, 2021	$2
Total gains (losses) (realized and unrealized)
Included in earnings	1	Cost of services rendered and products sold
Included in other comprehensive income	4
Settlements	(1)
Balance as of March 31, 2022	$6

Balance as of December 31, 2020	$3
Total gains (losses) (realized and unrealized)
Included in earnings	(1)	Cost of services rendered and products sold
Included in other comprehensive income	3
Settlements	1
Balance as of March 31, 2021	$6

The following tables present information relating to the significant unobservable inputs of our Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of March 31, 2022:
Fuel swap contracts	$6	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$3.54 - $4.20	$3.88
As of December 31, 2021:
Fuel swap contracts	$2	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$3.02 - $3.42	$3.23

___________________________________

(1)Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

As of March 31, 2022, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $20 million, maturing through 2022. Under the terms of our fuel swap contracts, we are required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of March 31, 2022, we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were issued under the Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. See Note 8 to the unaudited condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in accumulated other comprehensive income and for the amounts reclassified out of accumulated other comprehensive income and into earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a gain of $7 million, net of tax, as of March 31, 2022. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

A reconciliation of the amounts included in the computation of basic earnings per share from continuing operations and diluted earnings per share from continuing operations is as follows:

	Three Months Ended
	March 31,

(In millions, except per share data)	2022	2021
Net income	$19	$27
Weighted-average common shares outstanding	121.4	131.4
Effect of dilutive securities:
RSUs	0.1	0.3
Stock options(1)	0.1	0.2
Weighted-average common shares outstanding—assuming dilution	121.6	131.9
Basic earnings per share	$0.15	$0.20
Diluted earnings per share	$0.15	$0.20

___________________________________

(1)Options to purchase 0.4 million and an insignificant number of shares for the three months ended March 31, 2022, and 2021, respectively were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

Overview

Our core services include residential and commercial termite and pest management under the following brands: Terminix, Copesan, Assured Environments, Gregory, McCloud and Nomor. Our operations for the periods presented in this report are organized into one reportable segment, our pest management and termite business.

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

The respective obligations of the Company and Rentokil to consummate the Mergers are subject to the satisfaction or waiver of a number of conditions, including, among others the adoption of the Merger Agreement by the Company’s stockholders and the approval of the Mergers contemplated by the Merger Agreement and other related matters by Rentokil’s shareholders.

As announced on March 15, 2022, the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired, thereby completing the necessary antitrust process in the US. A number of other conditions remain to be satisfied, including obtaining approval by the Company’s and Rentokil’s shareholders, and the registration of ADSs with the U.S. Securities and Exchange Commission and their listing on the New York Stock Exchange. With good progress being made on satisfying the remaining conditions, both parties continue to be on track to complete the transaction in the second half of 2022, with a target completion date towards the end of the third quarter.

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

As the Company prepares for the proposed acquisition, it will incur additional expenses unrelated to ongoing operations, including professional fees for legal and banking services and retention awards among other items.  These will be classified as restructuring expenses and excluded from ongoing operations in order to aid period to period comparability.

Key Business Metrics

We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of the continuing operations of our business. These metrics include:

•revenue,

•operating expenses,

•net income,

•earnings per share,

•Adjusted EBITDA,

•free cash flow

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

Revenue. Our revenue results are primarily a function of the volume and pricing of the services and products provided to our customers by our business as well as the mix of services and products provided across our business. The volume of our revenue is impacted by new unit sales, the retention of our existing customers and acquisitions. We serve both residential and commercial customers, principally in the U.S. We expect to continue our tuck-in acquisition program and to periodically evaluate other strategic acquisitions. As of March 31, 2022, approximately 94 percent of our revenue was generated by sales in the United States.

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

A reconciliation of Net income to Adjusted EBITDA for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended
	March 31,

(In millions)	2022	2021
Net Income	$19	$27
Depreciation and amortization expense	28	28
Acquisition-related costs	—	1
Non-cash stock-based compensation expense	6	6
Restructuring and other charges	19	6
Provision for income taxes	3	11
Interest expense	11	12
Adjusted EBITDA	$86	$90

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

Seasonality

We have seasonality in our business, which drives fluctuations in revenue and Adjusted EBITDA for interim periods. In 2021, revenue and Adjusted EBITDA by quarter was recognized as follows:

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

Results of Operations

The following tables shows the results of operations from continuing operations for the three months ended March 31, 2022 and 2021, which reflects the results of acquired businesses from the relevant acquisition dates.

	Three Months Ended		Increase
	March 31,		(Decrease)	% of Revenue
(In millions)	2022	2021	2022 vs. 2021	2022	2021
Revenue	$496	$471	5%	100%	100%
Cost of services rendered and products sold	296	270	10	60	57
Selling and administrative expenses	138	137	1	28	29
Amortization expense	10	10	5	2	2
Acquisition-related costs	—	1	*	—	—
Restructuring and other charges	19	6	*	4	1
Interest expense	11	12	(3)	2	2
Interest and net investment income	1	(1)	*	0	—
Income before Income Taxes	21	37	*	4	8
Provision for income taxes	3	11	*	1	2
Equity in earnings of joint ventures	1	—	*	—	—
Net Income	$19	$27	*	4%	6%

________________________________

* not meaningful

Revenue

Three months ended March 31, 2022 Compared to Three months ended March 31, 2021

We reported revenue of $496 million and $471 million for the three months ended March 31, 2022 and 2021, respectively. Revenue by service line was as follows:

	Three Months Ended
	March 31,
(In millions)	2022	2021	Growth		Organic		Acquired
Residential Pest Management	$175	$166	$9	5%	$7	4%	$2	1%
Commercial Pest Management	132	129	3	2%	(1)	(1)%	5	4%
Termite and Home Services	171	162	10	6%	9	6%	—	—%
Sales of Products and Other	18	15	3	18%	3	18%	—	—%
Total revenue	$496	$471	$25	5%	$18	4%	$6	1%

Revenue growth was $25 million year over year, or five percent, including one percent from acquisitions.

Residential pest management revenue growth was five percent, reflecting organic revenue growth of four percent. Organic revenue growth was driven by higher mosquito and bedbug sales volume, improved trailing 12-month customer retention rates and improved price realization. Residential pest management revenue also increased one percent from acquisitions completed in the last 12 months.

Commercial pest management revenue growth was two percent. The organic revenue decline of one percent was driven by a reduction in one-time services driven by lapping more than $1 million of disinfection revenue in the prior year, partially offset by improved price realization. International pest revenue was negatively impacted by over $1 million of foreign currency. Excluding the impact of foreign currency and disinfection revenue, commercial pest organic growth would have been approximately two percent. Commercial pest management revenue also increased four percent from acquisitions completed in the last 12 months.

Termite organic revenue growth was six percent. Termite completions increased 13 percent, driven by sales of our new monthly pay tiered termite product. Home services, which are managed as a component of our termite line of business and include wildlife exclusion, crawl space encapsulation and attic insulation, revenue growth was 19 percent, primarily as a result of improved cross selling to existing customers. Termite renewals decreased one percent, due to lower volume, partially offset by improved price realization.

In the three months ended March 31, 2022, termite renewal revenue comprised 48 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

Sales of products and other revenue growth was 18 percent due to increased chemical demand as we lap the impacts of COVID-19 on three months ended March 31, 2021 revenue.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $296 million and $270 million for the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022 compared to March 31, 2021, cost of services rendered and products sold increased ten percent. The increase is largely attributable to the flow through from $25 million of higher revenue. Investments in labor increased $4 million, primarily due to higher trainee costs as we increase our workforce for peak season. Vehicle fuel increased $2 million year over year, driven by higher fuel prices. Termite damage claims expenses increased $3 million due to higher litigated claims counts in the Mobile Bay Area as well as higher cost per Non-Litigated Claims due, in part, to inflationary pressure on building materials and contractor costs. Investments in service staffing levels and training in the call center also increased.

Selling and Administrative Expenses

The following table provides a summary of selling and administrative expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(In millions)	2022	2021
Selling and marketing expenses	$58	$59
General and administrative expenses	80	78
Total Selling and administrative expenses	$138	$137

Selling and marketing expenses were relatively flat in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

General and administrative costs were up $2 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to increased travel costs due to the easing of COVID-19 travel restrictions as well as investments in sales staffing levels and training in the call center.

Amortization Expense

Amortization expense was $10 million for both the three months ended March 31, 2022 and 2021.

Acquisition-Related Costs

Acquisition-related costs were $1 million for the three months ended March 31, 2021.

Restructuring and Other Charges

We incurred restructuring and other charges of approximately $19 million and $6 million in the three months ended March 31, 2022 and 2021, respectively. Restructuring Charges for the three months ended March 31, 2022 primarily included costs related to our proposed acquisition by Rentokil and a $9 million impairment of our Memphis headquarters lease. Restructuring charges for the three months ended March 31, 2021 included severance and costs to simplify our back-office and align administrative functions as a singularly focused pest management company following the sale of the ServiceMaster Brands Divestiture Group.

Interest Expense

Interest expense was $11 million and $12 million in the three months ended March 31, 2022 and 2021, respectively.

Interest and Net Investment Income

Interest and net investment income is comprised primarily of net investment gains from equity investments and interest income on other cash balances. Interest and net investment income was $1 million for the three months ended March 31, 2021.

Income before Income Taxes

Income before income taxes was $21 million for the three months ended March 31, 2022 compared to income before income taxes of $37 million for the three months ended March 31, 2021. The change in income before income taxes primarily reflects increased Restructuring and Other Charges.

Provision for Income Taxes

The effective tax rate on net income was 14.2 percent and 28.5 percent for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate net income for the three months ended March 31, 2022, was favorably impacted by the release of a state reserve that was recorded discretely in the quarter.

Net Income

Net income was $19 million for the three months ended March 31, 2022, compared to a net income of $27 million for the three months ended March 31, 2021, which was primarily driven by a $16 million decrease in Income before Income Taxes offset by a decrease in Provision for Income Taxes of $8 million.

Adjusted EBITDA

The following table provides a summary of changes in Adjusted EBITDA for the three months ended March 31, 2022 compared to the three months ended March 31, 2021:

(In millions)
Three Months Ended March 31, 2021	$90
Revenue conversion	13
Investments in labor	(6)
Vehicle fuel	(2)
Termite damage claims	(3)
Terminix Way investments	(1)
Investments in call center/sales/service	(3)
Travel	(1)
Other	(1)
Three Months Ended March 31, 2022	$86

Investments in labor increased $6 million, primarily due to higher trainee headcount and talent acquisition expense as we increase our workforce for peak season. Vehicle fuel increased $2 million year over year, driven by higher fuel prices. Termite damage claims expenses increased $3 million due to higher litigated claims counts in the Mobile Bay Area as well as higher cost per Non-Litigated Claim due, in part, to inflationary pressure on building materials and contractor costs. Investments in Terminix Way increased $1 million as we continue to roll-out enhanced onboarding, training and technology to our technicians. Investments in staffing levels and training in both sales and service in our call center increased. Travel expenses increased $1 million due to the easing of COVID-19 travel restrictions.

Termite Damage Claims

A summary of Litigated Claims and Non-Litigated Claims for the three months ended March 31, 2022 and 2021 was as follows:

	Litigated Claims			Non-Litigated Claims
	Mobile Bay	All Other		Mobile Bay	All Other
	Area	Regions	Total	Area	Regions	Total
Outstanding claims as of December 31, 2020	49	16	65	258	846	1,104
New claims filed	7	5	12	89	529	618
Claims resolved	(9)	(2)	(11)	(144)	(630)	(774)
Outstanding claims as of March 31, 2021	47	19	66	203	745	948

Outstanding claims as of December 31, 2021	58	26	84	169	737	906
New claims filed	10	5	15	80	436	516
Claims resolved	(7)	(3)	(10)	(120)	(551)	(671)
Outstanding claims as of March 31, 2022	61	28	89	129	622	751

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

A summary of Litigated Claims and Non-Litigated Claims reserve activity for the three months ended March 31, 2022 and 2021 is as follows:

	Litigated Claims			Non-Litigated Claims
	Mobile Bay	All Other		Mobile Bay	All Other
(In millions)	Area	Regions	Total	Area	Regions	Total
Reserve as of December 31, 2020	$35	$13	$47	$14	$11	$25
Expense	3	2	5	3	6	10
Payments	(6)	(1)	(7)	(5)	(6)	(11)
Reserves as of March 31, 2021	32	13	45	12	11	24

Reserve as of December 31, 2021	$36	$14	$50	$8	$14	$22
Expense	5	3	8	3	7	10
Payments	(4)	(2)	(6)	(4)	(7)	(11)
Reserves as of March 31, 2022	36	16	52	8	13	21

In addition, our results of operations for the three months ended March 31, 2022 and 2021 include charges for legal fees associated with Litigated Claims of $1 million and $1 million, respectively.

Free Cash Flow

Free Cash Flow is not a measurement of our financial performance or liquidity under GAAP and does not purport to be an alternative to net cash provided from operating activities from continuing operations or any other performance or liquidity measures derived in accordance with GAAP. Free Cash Flow means net cash provided from operating activities, less property additions. Free Cash Flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for analyzing our results as reported under GAAP. Other companies in our industries may calculate Free Cash Flow or similarly titled non-GAAP financial measures differently, limiting its usefulness as a comparative measure.

We believe Free Cash Flow is useful as a supplemental measure of our liquidity. We use Free Cash Flow to facilitate company-to-company cash flow comparisons by removing payments for property additions, which may vary from company-to-company for reasons unrelated to operating performance.

The following table reconciles net cash provided from operating activities, which we consider to be the most directly comparable GAAP measure, to Free Cash Flow using data derived from our unaudited condensed consolidated financial statements for the periods indicated:

	Three Months Ended
	March 31,
(In millions)	2022	2021
Net Cash Provided from Operating Activities from Continuing Operations	$69	$75
Property additions	(7)	(6)
Free Cash Flow	$62	$69

Liquidity and Capital Resources

Liquidity

A portion of our liquidity needs are due to service requirements on our indebtedness. The Credit Facilities contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of March 31, 2022, we were in compliance with the covenants under the agreements that were in effect on such date.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Credit Facilities. As of March 31, 2022, we had $518 million of immediate liquidity, which consisted of available cash and cash equivalents and available borrowings under our Existing Revolving Credit Facility.

At March 31, 2022, there were $22 million of letters of credit outstanding and $348 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts. We also have $89 million of cash collateral under our automobile, general liability and workers’ compensation insurance program that is included as Restricted cash on the unaudited Condensed Consolidated Statements of Financial Position as of March 31, 2022. We may from time to time change the amount of cash or marketable securities used to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program. The amount of cash or marketable securities utilized to satisfy these collateral requirements will depend on the relative cost of the issuance of letters of credit under the new Revolving Credit Facility and our cash position. Any change in cash or marketable securities used as collateral would result in a corresponding change in our available borrowing capacity under the new Revolving Credit Facility.

On September 25, 2020, our board of directors approved a three-year $400 million share repurchase program, which funds were exhausted in the third quarter of 2021. On September 21, 2021, our board of directors approved a new three-year $400 million share repurchase program. Under the share repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of March 31, 2022, we had $253 million of authority remaining under this program. Given the proposed acquisition by Rentokil, we do not intend to repurchase any shares of our common stock for the foreseeable future.

Under the terms of our fuel swap contracts, we are required to post collateral in the event the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the agreement with the counterparty. As of March 31, 2022 the estimated fair value of our fuel swap contracts was a net asset of $6 million, and we had posted $2 million in letters of credit as collateral under our fuel hedging program. The continued use of letters of credit for this purpose in the future could limit our ability to post letters of credit for other purposes and could limit our borrowing availability under the Revolving Credit Facility. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

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

Capital Resources

Fleet and Equipment Financing Arrangements

Our Fleet Agreement allows us to obtain fleet vehicles through a leasing program, among other things. We expect to fulfill substantially all of our vehicle fleet needs through the leasing program under the Fleet Agreement. For the three months ended March 31, 2022, we acquired $10 million of vehicles through the leasing program under the Fleet Agreement. All leases under the Fleet Agreement are finance leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin ranging from 1.25 percent to 2.45 percent. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement.

We anticipate new lease financings, including the Fleet Agreement and incremental leasing programs, for the full year 2022 will range from $70 million to $80 million. We expect to fulfill all our ongoing vehicle fleet needs through vehicle finance leases.

Other Capital Requirements

We anticipate capital expenditures for the full year 2022 will range from $30 million to $40 million, reflecting ongoing technology projects and recurring capital needs. We incurred $7 million of such costs in the three months ended March 31, 2022.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying unaudited Condensed Consolidated Statements of Cash Flows, are summarized in the following table.

	Three Months Ended
	March 31,
(In millions)	2022	2021
Net cash provided from (used for):
Operating activities	$69	$75
Investing activities	(40)	(26)
Financing activities	16	(180)
Discontinued operations	9	—
Cash increase (decrease) during the period	$54	$(131)

Operating Activities

Net cash provided from operating activities decreased $6 million to $69 million for the three months ended March 31, 2022 compared to $75 million for the three months ended March 31, 2021.

Net cash provided from operating activities for the three months ended March 31, 2022 comprised $75 million in earnings adjusted for non-cash charges and a $7 million decrease in cash required for working capital (an $11 million decrease excluding the working capital impact of accrued interest and taxes), offset, in part, by $14 million in payments related to restructuring and other charges and fumigation related matters. For the three months ended March 31, 2022, working capital requirements were favorably impacted by seasonal activity and the timing of interest and income tax payments.

Net cash provided from operating activities for the three months ended March 31, 2021 comprised $81 million in earnings adjusted for non-cash charges offset, in part, by a $3 million increase in cash required for working capital (a $4 million increase excluding the working capital impact of accrued interest and taxes and $3 million in payments related to restructuring and other charges and acquisition-related costs. For the three months ended March 31, 2021, working capital requirements were unfavorably impacted by the deferral of payroll and income tax payments under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in 2020 and an increase in prepaid and other current assets. We deferred approximately $30 million of payroll taxes under the CARES Act in 2020 and paid 50 percent of the payroll deferral in 2021.

Investing Activities

Net cash used for investing activities was $40 million for the three months ended March 31, 2022, compared to $26 million for the three months ended March 31, 2021.

No cash was paid for business acquisitions for the three months ended March 31, 2022, compared to $22 million in cash paid for business acquisitions for the three months ended March 31, 2021. We expect to continue our tuck-in acquisition program and to periodically evaluate other strategic acquisitions.

In the three months ended March 31, 2022, the Company initiated a series of transactions to restructure its joint ventures in China. The Company contributed $31 million of cash to effect the restructuring during the three months ended March 31, 2022, which is reflected in other investing in the Condensed Consolidated Statements of Cash Flows. Upon completion of subsequent transactions in 2022, the Company expects to record a gain on sale of a portion of its interest in the joint ventures.

Capital expenditures were $7 million and $6 million for the three months ended March 31, 2022 and 2021, respectively, and included recurring capital needs, and information technology projects.

Cash flows used for notes receivable, net, for the three months ended March 31, 2022 were $3 million. Cash flows received for notes receivable, net, for the three months ended March 31, 2021 totaled $2 million.

Financing Activities

Net cash provided by financing activities was $16 million for the three months ended March 31, 2022 compared to net cash used for financing activities of $180 million for the three months ended March 31, 2021.

During the three months ended March 31, 2022, we received $1 million from the issuance of common stock through the exercise of stock options. In addition, we borrowed $80 million on our Revolving Credit Facility and repaid $65 million of debt. During the three months ended March 31, 2021, we repurchased $169 million of common stock and received $4 million from the issuance of common stock through the exercise of stock options. In addition, we repaid $15 million of debt.

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

In the fourth quarter of 2020, the Company funded the $25 million consumer fund, from which certain monetary liabilities from settlements of, or judgments in, the covered Settlement are paid by the fund’s receiver. The amount in the consumer fund is held in escrow by the receiver and is classified as a deposit within Prepaid expenses and other assets and with an offsetting liability recorded within Accrued liabilities – Other on the Consolidated Statements of Financial Position. In the second quarter of 2021, the Company recorded an increase in expense related to the settlement of $4 million due to a higher than anticipated customer participation rate. No adjustments were made in the first quarter of 2022. The fund’s receiver paid a total of $ 10 million from escrow through the first quarter of 2022.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” in our 2021 Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above could cause actual results and outcomes to differ from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•risks and uncertainties related to the proposed acquisition of the Company by Rentokil, including stockholder approvals, challenges to the proposed acquisition, business operational uncertainties and potential loss of key teammates;

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

We have hedged substantially all of our variable rate debt under our interest rate swap and, therefore, we believe our exposure to interest rate fluctuations, when viewed on a net basis, is not material to our overall results of operations. Assuming all revolving loans were fully drawn as of March 31, 2022, each one percentage point change in interest rates would result in an approximate $4 million change in annual interest expense on our Revolving Credit Facility.

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 10 million to 12 million gallons of fuel in 2022. As of March 31, 2022, a 10 percent change in fuel prices would result in a change of approximately $4 million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of March 31, 2022, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $20 million, maturing through 2022. The estimated fair value of these contracts as of March 31, 2022 was a net asset of $6 million. These fuel swap contracts provide a fixed price for approximately 80 to 90 percent of our estimated fuel usage for the remainder of 2022.

Foreign Currency Risk

We are exposed to foreign currency exchange risk in Swedish krona, Norwegian krone, the euro, British pound, Canadian dollar, Mexican peso and Chinese yuan. A strengthening of the U.S. dollar relative to the currencies of the foreign countries in which we operate can have an impact on our operating results.

We have entered into a cross currency interest rate swap and a net investment hedge to mitigate the financial impact of fluctuations in foreign currency exchange rates between the U.S. dollar and Swedish krona, our largest foreign currency exposure. These instruments provide a fixed translation rate on our approximately $200 million investment in Nomor. A hypothetical 10 percent adverse movement in foreign currency exchange rates compared to the U.S. dollar relative to exchange rates on March 31, 2022, would have resulted in a change in the fair value of this investment of approximately $20 million. The impact on income and other comprehensive income from these hypothetical changes in foreign currency exchange rates would be substantially offset by the impact such changes would have on the related cross currency swap and net investment hedge contracts, respectively, which are in place for the related foreign currency denominated investment.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer, Brett T. Ponton, and Executive Vice President and Chief Financial Officer, Robert J. Riesbeck, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Ponton and Riesbeck have concluded that both the design and operation of our disclosure controls and procedures were effective as of March 31, 2022.

Changes in internal control over financial reporting

No changes in our internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to certain legal proceedings is set forth in Note 5 to the unaudited condensed consolidated financial statements (included in Part I of this Quarterly Report on Form 10-Q) and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

We discuss in our 2021 Form 10-K and our other filings with the SEC various risks that may materially affect our business. There have been no material changes to the risk factors disclosed in the 2021 Form 10-K. The materialization of any risks and uncertainties identified in Forward-Looking Statements contained in this report, together with those previously disclosed in the 2021 Form 10-K and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Information Regarding Forward-Looking Statements” above.

ITEM 2. UNREGISTERED SALES OF REGISTERED SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1

Amendment to Merger Agreement, dated as of March 14, 2022, by and among Terminix Global Holdings, Inc., Rentokil Initial plc, Rentokil Initial US Holdings, Inc., Leto Holdings I, Inc. and Leto Holdings II, LLC, is incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on March 15, 2022.

10.1*#	Retention Award Agreement entered into with Brett T. Ponton, dated February 21, 2022.
10.2*#	Form of Retention Award Agreement entered into with Robert J. Riesbeck, David M. Dart, Dion Persson and Deidre Richardson, dated February 21, 2022.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a — 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

___________________________________

* Filed herewith.

# Denotes management compensatory plans, contracts or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2022

TERMINIX GLOBAL HOLDINGS, INC.
(Registrant)

By:	/s/ Robert J. Riesbeck
Robert J. Riesbeck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)