Form 10-Q
period 2022-06-30
TERMINIX GLOBAL HOLDINGS INC
filed 2022-08-05
CIK 1428875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 1, 2022: 121,544,698 shares of common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2022	2021	2022	2021
Revenue	$585	$560	$1,081	1,032
Cost of services rendered and products sold	340	318	636	588
Selling and administrative expenses	148	143	287	280
Amortization expense	10	10	20	19
Acquisition-related costs	1	(1)	—	(1)
Mobile Bay Formosan termite settlement	—	4	—	4
Restructuring and other charges	15	2	33	9
Loss on sale of international subsidiaries	41	—	41	—
Interest expense	11	11	23	23
Interest and net investment income	1	(1)	2	(1)
Income before Income Taxes	19	73	39	110
Provision for income taxes	18	20	21	31
Equity in earnings of joint ventures	2	1	3	2
Net Income	$2	$54	$21	81
Other Comprehensive Income (Loss), Net of Income Taxes:
Net unrealized gains (losses) on derivative instruments	6	(3)	30	11
Foreign currency translation gain (loss)	(5)	(3)	—	5
Other Comprehensive Income (Loss), Net of Income Taxes	1	(5)	29	17
Total Comprehensive Income	$3	$48	$50	97
Weighted-average common shares outstanding - Basic	121.5	127.4	121.5	129.3
Weighted-average common shares outstanding - Diluted	121.7	127.8	121.7	129.8
Basic Earnings Per Share:
Net Income	0.02	0.42	0.17	0.62
Diluted Earnings Per Share:
Net Income	0.02	0.42	0.17	0.62

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Position

(In millions, except share data)

	Unaudited
	As of	As of
	June 30,	December 31,
	2022	2021
Assets:
Current Assets:
Cash and cash equivalents	$277	$116
Receivables, less allowances of $29 and $32, respectively	213	206
Inventories	45	41
Prepaid expenses and other assets	163	151
Total Current Assets	698	514
Other Assets:
Property and equipment, net	183	196
Operating lease right-of-use assets	72	79
Goodwill	2,107	2,211
Intangible assets, primarily trade names, service marks and trademarks, net	1,051	1,097
Restricted cash	89	89
Notes receivable	38	36
Long-term marketable securities	12	15
Deferred customer acquisition costs	102	98
Other assets	134	77
Total Assets	$4,486	$4,410
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$122	$85
Accrued liabilities:
Payroll and related expenses	73	81
Self-insured claims and related expenses	73	72
Accrued interest payable	7	7
Other	107	95
Deferred revenue	99	103
Current portion of lease liability	17	18
Current portion of long-term debt	47	50
Total Current Liabilities	544	511
Long-Term Debt	846	849
Other Long-Term Liabilities:
Deferred taxes	396	387
Other long-term obligations, primarily self-insured claims	173	197
Long-term lease liability	91	92
Total Other Long-Term Liabilities	660	677

Stockholders' Equity:
Common stock $0.01 par value (authorized 2,000,000,000 shares with 149,359,858 shares issued and 121,523,419 outstanding at June 30, 2022 and 149,095,168 shares issued and 121,258,729 outstanding shares outstanding at December 31, 2021)	2	2
Additional paid-in capital	2,403	2,391
Retained Earnings	988	967
Accumulated other comprehensive income (loss)	8	(22)
Less common stock held in treasury, at cost (27,836,439 shares at June 30, 2022 and December 31, 2021)	(964)	(964)
Total Stockholders' Equity	2,436	2,375
Total Liabilities and Stockholders' Equity	$4,486	$4,410

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In millions)

				Retained	Accumulated
			Additional	Earnings	Other
		Common	Paid-in	(Accumulated	Comprehensive	Treasury		Total
	Shares	Stock	Capital	Deficit)	(Loss) Income	Shares	Amount	Equity
Balance December 31, 2020	148	$2	$2,359	$841	$(39)	(16)	$(423)	$2,741
Net income	—	—	—	27	—	—	—	27
Other comprehensive income, net of tax	—	—	—	—	22	—	—	22
Total comprehensive income	—	—	—	27	22	—	—	49
Issuance of common stock	—	—	1	—	—	—	—	1
Exercise of stock options	—	—	4	—	—	—	—	4
Stock-based employee compensation	—	—	6	—	—	—	—	6
Repurchase of common stock	—	—	—	—	—	(4)	(169)	(169)
Balance March 31, 2021	149	$2	$2,370	$868	$(17)	(20)	$(592)	$2,631
Net income	—	—	—	54	—	—	—	54
Other comprehensive loss, net of tax	—	—	—	—	(5)	—	—	(5)
Total comprehensive income	—	—	—	54	(5)	—	—	48
Issuance of common stock	—	—	1	—	—	—	—	1
Exercise of stock options	—	—	3	—	—	—	—	3
Stock-based employee compensation	—	—	5	—	—	—	—	5
Repurchase of common stock	—	—	—	—	—	(4)	(181)	(181)
Balance June 30, 2021	149	$2	$2,379	$922	$(22)	(24)	$(773)	$2,508

Balance December 31, 2021	149	$2	$2,391	$967	$(22)	(28)	$(964)	$2,375
Net income	—	—	—	19	—	—	—	19
Other comprehensive income, net of tax	—	—	—	—	28	—	—	28
Total comprehensive income	—	—	—	19	28	—	—	47
Exercise of stock options	—	—	1	—	—	—	—	1
Stock-based employee compensation	—	—	6	—	—	—	—	6
Balance March 31, 2022	149	$2	$2,398	$986	$6	(28)	$(964)	$2,428
Net income	—	—	—	2	—	—	—	2
Other comprehensive income, net of tax	—	—	—	—	1	—	—	1
Total comprehensive income	—	—	—	2	1	—	—	3
Stock-based employee compensation	—	—	5	—	—	—	—	5
Balance June 30, 2022	149	$2	$2,403	$988	$8	(28)	$(964)	$2,436

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,

	2022	2021
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	$205	$704
Cash Flows from Operating Activities
Net Income	21	81
Adjustments to reconcile net income to net cash provided from operating activities:
Equity in earnings of joint venture	(3)	(2)
Depreciation expense	34	35
Amortization expense	20	19
Amortization of debt issuance costs	1	1
Amortization of lease right-of-use assets	8	8
Payments on fumigation related matters	(3)	—
Mobile Bay Formosan termite settlement	—	4
Loss on sale of international subsidiaries	41	—
Deferred income tax provision	5	13
Stock-based compensation expense	11	11
Restructuring and other charges	33	9
Payments for restructuring and other charges	(15)	(5)
Acquisition-related costs	—	(1)
Payments for acquisition-related costs	(1)	(1)
Other	(17)	(12)
Change in working capital, net of acquisitions:
Receivables	(13)	(7)
Inventories and other current assets	(22)	(25)
Accounts payable	38	23
Deferred revenue	5	8
Accrued liabilities	3	(12)
Accrued interest payable	1	—
Current income taxes	11	2
Net Cash Provided from Operating Activities	159	151
Cash Flows from Investing Activities
Property additions	(12)	(12)
Proceeds from sale of international subsidiaries, net of cash sold	73	—
Sale of equipment and other assets	1	1
Business acquisitions, net of cash acquired	(3)	(45)
Origination of notes receivable	(45)	(34)
Collections on notes receivable	37	33
Other investing (note 12)	(31)	—
Net Cash Used for Investing Activities	20	(56)
Cash Flows from Financing Activities
Borrowings of debt	80	—
Payments of debt	(107)	(67)
Repurchase of common stock	—	(350)
Issuance of common stock and exercise of stock options	1	8
Net Cash Provided from (Used for) Financing Activities	(26)	(409)
Cash Flows from Discontinued Operations:
Cash provided from operating activities	13	12
Net Cash Provided from Discontinued Operations	13	12
Effect of Exchange Rate Changes on Cash	(4)	—
Cash (Decrease) Increase During the Period	161	(302)
Cash and Cash Equivalents and Restricted Cash at End of Period	$366	$402

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

COVID-19

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Early in the pandemic we experienced increased demand in our residential pest management and termite and home services service lines as customers spent more time at home. We also experienced disruptions in our business, primarily in the commercial pest management service line, driven by temporary business closures and service postponements, and in our product sales and other service line. We continue to focus on initiatives to ensure the safety and productivity of our teammates, including personal protective equipment and safety policies and measures for field teammates, and technology to facilitate remote working, with most back-office and all call center teammates working remotely and field support teammates working remotely where possible.

Proposed Acquisition by Rentokil

On December 13, 2021, we entered into an Agreement and Plan of Merger (as subsequently amended, the “Merger Agreement”) with Rentokil Initial plc, a public limited company incorporated under the laws of England and Wales (“Rentokil”), Rentokil Initial US Holdings, Inc., a Delaware corporation and a wholly owned subsidiary of Rentokil (“Bidco”), Leto Holdings I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Bidco (“Merger Sub I”), and Leto Holdings II, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of Bidco (“Merger Sub II”), pursuant to which, and subject to the satisfaction or waiver of the conditions set forth therein, (1) Merger Sub I will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of Bidco, and (2) immediately following the effective time of the First Merger (the “Effective Time”), the Company, as the surviving corporation in the First Merger, will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II surviving the Second Merger as a wholly owned direct subsidiary of Bidco and an indirect wholly owned subsidiary of Rentokil.

Under the Merger Agreement, at the Effective Time, each share of our common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (other than certain excluded shares as described in the Merger Agreement) will be converted into the right to receive either:

•a number of American depositary shares (“ADSs”) of Rentokil (each representing a beneficial interest in five ordinary shares of Rentokil) equal to (A) 1.0619 (the “Exchange Ratio”) plus (B) the quotient of $11.00 (the “Per Share Cash Amount”) and the volume weighted average price (measured in U.S. dollars) of Rentokil ADSs (measured using the volume weighted average price of Rentokil ordinary shares as a proxy) for the trading day that is two trading days prior to the Effective Time (or such other date as may be mutually agreed to by Rentokil and the Company) (such price, the “Rentokil ADS Price,” and such number of Rentokil American depositary shares, the “Stock Consideration”); or

•an amount in cash, without interest, and in USD equal to the sum of (A) the Per Share Cash Amount plus (B) the product of the Exchange Ratio and the Rentokil ADS Price (the “Cash Consideration,” and together with the “Stock Consideration,” the “Merger Consideration”), in each case at the election of the holder of such share of our common stock, subject to certain allocation and proration provisions of the Merger Agreement. Immediately following such conversion, our shares of common stock will be automatically cancelled and cease to exist. The aggregate Cash Consideration and the aggregate Stock Consideration that will be issued in the Mergers will not vary as a result of individual election preferences.

The respective obligations of the Company and Rentokil to consummate the Mergers are subject to the satisfaction or waiver of a number of conditions. As announced on March 15, 2022, the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired, thereby completing the necessary antitrust process in the U.S. As announced on June 1, 2022, the Company completed the divestment of its pest management businesses in the UK and Norway. Completion of the divestment and the completion of the antitrust review process in the U.S. satisfy two of the closing conditions. A number of other conditions remain to be satisfied, including obtaining approval by the Company’s and Rentokil’s shareholders, and the registration of the Rentokil ADSs with the U.S. Securities and Exchange Commission and their listing on the New York Stock Exchange. The preliminary registration statement on Form F-4 with respect to the ordinary shares of Rentokil underlying the Rentokil ADSs to be issued to Terminix shareholders in connection with the Mergers was filed by Rentokil on June 7, 2022, and the first amendment thereto was filed by Rentokil on July 22, 2022. Accordingly, the parties continue to be on track to complete the transaction in the second half of 2022, with a target completion date at or around the end of the third quarter.

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

Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our 2021 Form 10-K. There have been no material changes to the significant accounting policies for the six months ended June 30, 2022, other than those described below.

Accounting Standards Issued But Not Yet Effective

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. We will adopt this ASU effective January 1, 2023. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

Revenue by major service line was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Major service line
Residential Pest Management	$207	$192	$382	358
Commercial Pest Management	141	141	273	270
Termite and Home Services	204	193	376	354
Sales of Products and Other	33	34	51	50
Total	$585	$560	$1,081	$1,032

Revenue by geographic area was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
United States	$555	$526	$1,019	$967
International	31	34	62	64
Total	$585	$560	$1,081	$1,032

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contracts with customers are generally for a period of one year or less and are generally renewable. We record a receivable related to revenue recognized on services once we have an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivables are recorded within Receivables, less allowances, on the unaudited Condensed Consolidated Statements of Financial Position. The current portion of Notes receivable, which represents amounts financed for customers, are included within Receivables, less allowances, on the unaudited Condensed Consolidated Statement of Financial Position and totaled $31 million and $26 million as of June 30, 2022 and December 31, 2021, respectively.

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

Changes in deferred revenue for the six months ended June 30, 2022 and 2021 were as follows:

(In millions)	Deferred revenue
Balance as of December 31, 2021	$103
Deferral of revenue	86
Recognition of deferred revenue(1)	(90)
Balance as of June 30, 2022	$99

Balance as of December 31, 2020	$102
Deferral of revenue	82
Recognition of deferred revenue	(75)
Balance as of June 30, 2021	$110

(1)Includes a $7 million decrease to deferred revenue related to the divestiture of the Company’s international pest management businesses as discussed in Note 12.

There was approximately $21 million and $51 million of revenue recognized in the three and six months ended June 30, 2022, that was included in the deferred revenue balance as of December 31, 2021. There was approximately $18 million and $49 million of revenue recognized in the three and six months ended June 30, 2021, respectively, that was included in the deferred revenue balance as of December 31, 2020.

Note 4. Restructuring and Other Charges

We incurred restructuring and other charges of $15 million ($13 million, net of tax) and $2 million ($2 million, net of tax) in the three months ended June 30, 2022 and 2021, respectively. We incurred restructuring and other charges of $33 million ($28 million, net of tax) and $9 million ($7 million, net of tax) in the six months ended June 30, 2022 and 2021, respectively. Restructuring and other charges were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Severance(1)	$1	$2	$1	5
Costs related to our proposed acquisition by Rentokil(2)	13	—	22	—
Other(3)	1	1	10	3
Total restructuring charges	$15	$2	$33	$9

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

(3)Primarily owned building and operating lease right-of-use asset impairment charges, costs to simplify our back-office and align as a singularly focused pest management company and other exit costs. Charges for the six months ended June 30, 2022, include a $9 million impairment of the Memphis headquarters building operating lease right-of-use asset and leasehold improvements. The impairment was the result of the sublease of approximately 24% of the building.

A reconciliation of the beginning and ending balances of accrued restructuring charges by major cost type, which are included in Accrued liabilities—Payroll and related expenses and Other on the unaudited Condensed Consolidated Statements of Financial Position, is presented as follows:

	Accrued	Accrued	Accrued	Total Accrued
	Severance	Merger Related	Other	Restructuring
(In millions)	Charges	Charges	Charges	Charges
Balance as of December 31, 2021	$2	$7	$—	$9
Costs incurred	1	22	10	33
Costs paid or otherwise settled	(3)	(12)	(10)	(24)
Balance as of June 30, 2022	$—	$18	$—	$18

Balance as of December 31, 2020	$2	$—	$—	$2
Costs incurred	5	—	3	9
Costs paid or otherwise settled	(3)	—	(3)	(7)
Balance as of June 30, 2021	$4	$—	$—	$4

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

Accrued
Self-insured
(In millions)	Claims, Net
Balance as of December 31, 2021	$130
Provision for self-insured claims	20
Cash payments	(21)
Balance as of June 30, 2022	$129

Balance as of December 31, 2020	$126
Provision for self-insured claims	18
Cash payments	(15)
Balance as of June 30, 2021	$129

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

Accrued
Termite Damage
(In millions)	Claims
Balance as of December 31, 2021	$72
Provision for termite damage claims	36
Cash payments	(30)
Balance as of June 30, 2022	$78

Balance as of December 31, 2020	$72
Provision for termite damage claims	34
Cash payments	(34)
Balance as of June 30, 2021	$71

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

In the fourth quarter of 2020, the Company funded the $25 million consumer fund, from which certain monetary liabilities from settlements of, or judgments in, the covered Settlement are paid by the fund’s receiver. The amount in the consumer fund is held in escrow by the receiver and is classified as a deposit within Prepaid expenses and other assets and with an offsetting liability recorded within Accrued liabilities – Other on the unaudited Condensed Consolidated Statements of Financial Position. In the second quarter of 2021, the Company recorded an increase in expense related to the settlement of $4 million due to a higher than anticipated customer participation rate. No adjustments were made in the second quarter of 2022. The fund’s receiver has paid a total of $11 million from the fund through the second quarter of 2022.

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

Other Litigation

On March 25, 2022, in connection with its previously filed complaint on October 20, 2020, Bruce-Terminix Company, a licensee of the Company (“Bruce” or the “Licensee”), filed a supplemental complaint against the Company and The Terminix International Company Limited Partnership, a subsidiary of the Company, under the caption Bruce-Terminix Company v. The Terminix International Company Limited Partnership, and Terminix Global Holdings, Inc., Civil Action No: 1:20-CV-962 (M.D.N.C.) (the “Bruce Lawsuit”). The original complaint generally alleged, among other things, that certain subsidiaries of the Company violated the non-compete restriction under the Licensee’s license agreement and the North Carolina Unfair and Deceptive Trade Practices Act. As supplemented, the Bruce Lawsuit further generally alleges, among other things, that a Rentokil subsidiary currently competes in the Licensee’s territory and that the Mergers would violate the non-compete restriction under the Licensee’s license agreement. The Bruce Lawsuit also alleges, among other things, that Bruce would suffer irreparable harm from purported competition with Rentokil should the Mergers be consummated, and seeks, among other things, injunctive relief enjoining the defendants from merging with Rentokil so long as Rentokil owns pest control companies with locations within Bruce’s service area and from disclosing to Rentokil certain confidential or proprietary information of the Company. On August 1, 2022, the court denied Bruce’s motion for a preliminary injunction to enjoin the Rentokil-Terminix merger. The Company believes that the claims asserted in the Bruce Lawsuit are without merit.

In connection with the Mergers, three complaints have been filed by purported Terminix stockholders against the Company and its directors, and one draft complaint has been sent to the Company. The complaints are captioned Ferreiro v. Terminix Global Holdings, Inc., et al., No. 1:22-cv-04987 (S.D.N.Y); Justice v. Terminix Global Holdings, Inc., et al., No. 1:22-cv-05519 (S.D.N.Y.); and Baker v. Terminix Global Holdings, Inc., et al., No. 1:22-cv-05524 (S.D.N.Y.). The draft complaint is captioned Paxton v. Terminix Global Holdings, Inc., et al. and does not specify any court. The complaints and draft complaint generally allege that the preliminary registration statement filed by Rentokil with the SEC on June 7, 2022 omitted certain allegedly material information in connection with the transaction in violation of federal proxy laws, and one of the complaints further alleges that the Company’s directors further breached their fiduciary duties in connection with the transaction and that the Company aided and abetted that breach. The lawsuits seek various remedies, including: enjoining the consummation of the transaction; rescission of the transaction, or rescissory damages in the event the transaction is consummated without the allegedly material disclosures; declaring the Merger Agreement unenforceable; directing dissemination of additional allegedly material disclosures; declaring that the Company and its directors violated federal proxy laws; awarding plaintiffs costs and an allowance for attorneys’ and experts fees; and an accounting to the plaintiffs for any damages allegedly suffered. Given the early stage of the proceedings, it is impossible to predict the outcome or to estimate possible loss or range of loss. The Company believes that the claims asserted in the complaints and draft complaint are without merit.

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

Note 6. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets, primarily trade names, are not amortized and are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. There were no impairment charges recorded in the three and six months ended June 30, 2022 and 2021.

Customer relationships and Other intangible assets, which primarily includes trade names subject to amortization, are amortized over their respective useful lives.

The table below summarizes the goodwill balances:

(In millions)
Balance as of December 31, 2021	$2,211
Acquisitions	3
Disposals(1)	(91)
Impact of foreign exchange rates	(16)
Balance as of June 30, 2022	$2,107

___________________________________

(1)Includes divestment of the pest management businesses in the UK and Norway, which was completed as of June 1, 2022 as described in Note 12.

The table below summarizes the other intangible asset balances:

	As of June 30, 2022			As of December 31, 2021
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$888	$—	$888	$888	$—	$888
Customer relationships(2)	641	(493)	148	670	(484)	187
Other(2)	65	(51)	15	71	(50)	22
Total	$1,595	$(544)	$1,051	$1,630	$(533)	$1,097

___________________________________

(1)Not subject to amortization.

(2)Includes divestment of the pest management businesses in the UK and Norway, which was completed as of June 1, 2022 as described in Note 12.

For the existing intangible assets, we anticipate amortization expense for the remainder of 2022 and each of the next five years as follows:

(In millions)	2022	2023	2024	2025	2026	2027
Amortization expense	$19	$33	$24	$19	$14	$10

Note 7. Stock-Based Compensation

For each of the three months ended June 30, 2022 and 2021, we recognized stock-based compensation expense of $5 million ($4 million, net of tax) and $6 million ($4 million, net of tax), respectively. For the six months ended June 30, 2022 and 2021, we recognized stock-based compensation expense of $11 million ($8 million, net of tax) and $11 million ($9 million, net of tax), respectively. These charges are recorded within Selling and administrative expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

As of June 30, 2022, there were $36 million of total unrecognized compensation costs related to non-vested stock options, restricted stock units (“RSUs”) and performance share units granted under the Amended and Restated Terminix Global Holdings, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). These remaining costs are expected to be recognized over a weighted-average period of 1.96 years.

On February 24, 2015, our board of directors approved and recommended for approval by our stockholders the Terminix Global Holdings, Inc. Employee Stock Purchase Plan (“Employee Stock Purchase Plan”), which became effective for offering periods commencing July 1, 2015. On April 27, 2015, our stockholders approved the Employee Stock Purchase Plan with a maximum of one million shares of common stock authorized for sale under the plan. On November 3, 2015, we filed a registration statement on Form S-8 under the Securities Act to register the one million shares of common stock that may be issued under the Employee Stock Purchase Plan and, as a result, all shares of common stock acquired under the Employee Stock Purchase Plan will be freely tradable under the Securities Act, unless purchased by our affiliates. Our Compensation Committee amended the Employee Stock Purchase Plan in February 2019 to allow for more frequent purchase periods and to change the allowed 10 percent discount to a company match of 10 percent of employee contributions. The authorized number of shares remaining in the Employee Stock Purchase Plan was not changed from 843,584 and the expiration date of the Employee Stock Purchase Plan was not changed from April 27, 2025. As of June 30, 2022, there were 741,120 shares available for issuance under the Employee Stock Purchase Plan. In connection with the announcement of the proposed acquisition of the Company by Rentokil, the Employee Stock Purchase Plan was indefinitely suspended as of January 1, 2022.

Note 8. Comprehensive Income (Loss)

Comprehensive income (loss), which primarily includes net income, unrealized gains and losses on derivative instruments and the effect of foreign currency translation, is included in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

During 2019, we terminated our then-existing $650 million interest rate swap, receiving $12 million from the counterparty. The fair value of the terminated agreement is recorded within accumulated other comprehensive income (loss) on the unaudited Condensed Consolidated Statements of Financial Position and will be amortized into interest expense over the original term of the agreement. The remaining unamortized balance at June 30, 2022 was $3 million.

On June 1, 2022, in connection with the sale of our Norway pest management business, we terminated our fixed-to-fixed cross-currency interest rate swap to hedge foreign currency risk associated with the fixed-rate Swedish krona denominated intercompany debt at Nomor. The five year interest rate swap was scheduled to mature March 31, 2025 and had a notional amount of 725 million Swedish krona, or approximately $74 million, and swaps interest payments of 3.5 percent Swedish krona for interest receipts of 4.147 percent U.S. dollar. This contract was designated as a cash flow hedge of a fixed-rate borrowing and we recognized a loss of approximately $1 million related to the termination of the swap agreement for the three and six months ended June 30, 2022 in loss on sale of international subsidiaries.

We also terminated the cross-currency swap agreement hedging a portion of our net investment in Nomor against future volatility in the exchange rates between the Swedish krona and the U.S. dollar. The five year cross-currency swap had a fixed notional amount of 1.275 billion Swedish krona, or approximately $131 million, at an annual rate of zero percent and a maturity date of March 31, 2025. At inception, the cross-currency swap was designated as a net investment hedge. As the sale of our Norway pest management business did not result in a substantially complete liquidation of the Company’s investment in Nomor, the accumulated other comprehensive loss of $1 million on the date of termination of the agreement is recorded within accumulated other comprehensive income (loss) on the unaudited Condensed Consolidated Statements of Financial Position as of June 30, 2022.

The following tables summarize the activity in accumulated other comprehensive income (loss), net of the related tax effects.

	Unrealized
	Gains	Foreign
	(Losses) on	Currency
(In millions)	Derivatives	Translation	Total
Balance as of December 31, 2021	$(5)	$(16)	$(22)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	58	(2)	56
Tax provision	(13)	—	(13)
After-tax amount	45	(2)	43
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(6)	—	(6)
Amounts reclassified due to the sale of international subsidiaries(2)	—	(8)	(8)
Total amounts reclassified from accumulated other comprehensive income (loss)	(6)	(8)	(14)
Amounts reclassified within accumulated other comprehensive income (loss)(3)	(10)	10	—
Net current period other comprehensive income	30	—	29
Balance as of June 30, 2022	$24	$(17)	$8

Balance as of December 31, 2020	$(16)	$(23)	$(39)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	26	(1)	25
Tax provision	(5)	—	(5)
After-tax amount	21	(1)	20
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(4)	—	(4)
Amounts reclassified within accumulated other comprehensive income (loss)(3)	(6)	6	—
Net current period other comprehensive income	11	5	17
Balance as of June 30, 2021	$(4)	$(18)	$(22)

___________________________________

(1)Amounts are net of tax. See reclassification out of accumulated other comprehensive income below for further details.

(2)Includes divestment of the pest management businesses in the UK and Norway, which was completed as of June 1, 2022 as described in Note 12.

(3)Represents reclassifications from our net investment hedge related to foreign currency exchange rate fluctuations.

Reclassifications out of accumulated other comprehensive income included the following components for the periods indicated:

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Gains (losses) on derivatives:
Fuel swap contracts	$3	$2	$5	3
Interest rate swap contracts	(1)	(2)	(2)	(3)
Cross-currency interest rate swap	3	(2)	5	3
Net gains (losses) on derivatives	6	(1)	8	4
Sale of international subsidiaries(1)	8	—	8	—
Impact of income taxes	(2)	—	(2)	—
Total reclassifications for the period	$11	$(1)	$14	$4

(1)Includes divestment of the pest management businesses in the UK and Norway, which was completed as of June 1, 2022, as described in Note 12.

Note 9. Supplemental Cash Flow Information

Supplemental information relating to the unaudited Condensed Consolidated Statements of Cash Flows is presented in the following table. The non-cash lease transactions are described in Note 11.

	Six Months Ended
	June 30,
(In millions)	2022	2021
Cash paid for or (received from):
Interest expense	$20	$27
Income taxes, net of refunds	(4)	3

For the six months ended June 30, 2022, cash received for income taxes of $4 million includes refunds of $13 million of tax overpayments made related to the sale of the ServiceMaster Brands Divestiture Group, which is reported in Cash flows from discontinued operations on the unaudited Condensed Consolidated Statements of Cash Flows.

Cash and Cash Equivalents and Restricted Cash at End of Period on the unaudited Condensed Consolidated Statements of Cash Flows consists of the following:

	As of June 30,
(In millions)	2022	2021
Cash and cash equivalents	$277	$313
Restricted cash	89	89
Total Cash and cash equivalents and Restricted cash	$366	$402

Note 10. Long-Term Debt

Long-term debt is summarized in the following table:

	As of	As of
	June 30,	December 31,
(In millions)	2022	2021
Senior secured term loan facility maturing in 2026(1)	$541	$540
7.45% notes maturing in 2027(2)	173	172
7.25% notes maturing in 2038(3)	41	41
Vehicle finance leases(4)	116	119
Other(5)	22	26
Less current portion	(47)	(50)
Total long-term debt	$846	$849

__________________________________

(1)As of June 30, 2022 and December 31, 2021, presented net of $5 million and $6 million in unamortized debt issuance costs, respectively. As of December 31, 2021, presented net of $1 million of unamortized original issue discount.

(2)As of June 30, 2022 and December 31, 2021, presented net of $13 million and $14 million, respectively of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates above.

(3)As of both June 30, 2022 and December 31, 2021, presented net of $8 million of unamortized fair value adjustments related to purchase accounting, which increases the effective interest rate from the coupon rates shown above.

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

(5)Primarily represents future payments in connection with acquisitions.

Interest Rate Swap

The interest rate swap agreement in effect as of June 30, 2022 is as follows:

Trade Date	Effective Date	Expiration Date	Notional Amount	Fixed Rate - Pay(1)	Floating Rate - Receive
November 5, 2019	November 5, 2019	November 5, 2026	$546 million	1.615%	0.450%

(1)Before the application of the applicable borrowing margin.

Revolving Credit Facility

On January 6, 2022, we borrowed an aggregate principal amount of $80 million under the Revolving Credit Facility maturing November 4, 2024 (the “Revolving Credit Facility”). On March 31, 2022, we repaid $50 million of the outstanding balance. The remaining $30 million was repaid in April 2022.

Note 11. Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, Current portion of lease liability and Long-term lease liability on the unaudited Condensed Consolidated Statements of Financial Position. Finance leases are included in Property and equipment, net; Current portion of long-term debt and Long-term debt on the unaudited Condensed Consolidated Statements of Financial Position. As of June 30, 2022 and December 31, 2021, assets recorded under finance leases were $281 million and $277 million, respectively, and accumulated depreciation was $166 million and $159 million, respectively.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Finance lease cost
Depreciation of finance lease ROU assets	$10	$10	$20	21
Interest on finance lease liabilities	1	1	1	1
Operating lease cost	6	5	11	11
Variable lease cost	1	—	1	1
Sublease income	(1)	(1)	(2)	(2)
Total lease cost	$16	$16	$32	$32

Supplemental cash flow information and other information for leases was as follows:

	As of June 30,
(In millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$12	$12
Operating cash flows for finance leases	1	1
Financing cash flows for finance leases	20	20
ROU assets obtained in exchange for lease obligations:
Operating leases	8	8
Finance leases	20	23
Weighted Average Remaining Lease Term (in years):
Operating leases	9.37	10.10
Finance leases	3.93	3.62
Weighted Average Discount Rate:
Operating leases	5.20%	5.25%
Finance leases	7.08%	4.90%

As of June 30, 2022 and December 31, 2021, there were $36 million and $37 million of finance leases included within Current portion of long-term debt and $80 million and $82 million of finance leases included within Long-term debt on the unaudited Condensed Consolidated Statements of Financial Position, respectively.

Future minimum lease payments under non-cancellable leases as of June 30, 2022 were as follows:

(In millions)	Operating Leases(1)	Finance Leases
Year ended December 31,
2022 (excluding the Six months ended June 30, 2022)	$12	$20
2023	20	36
2024	16	27
2025	15	21
2026	11	16
Thereafter	65	5
Total future minimum lease payments	140	125
Less imputed interest	(32)	(9)
Total	$108	$116

(1)Each year is presented net of approximately $4-$5 million of projected annual sublease income.

Note 12. Acquisitions and Dispositions

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

During the six months ended June 30, 2022, we used available cash on hand to fund a $3 million investment for one acquisition. Another $1 million of deferred purchase price is due to the sellers one year from the acquisition date. We recorded preliminary goodwill of $3 million, and we are evaluating other intangibles, working capital balances, tangible assets acquired and appropriate useful lives to assign to all assets, including intangibles. The purchase price allocations for this acquisition will be finalized no later than one year from the respective acquisition date. Additionally, we reversed $1 million of contingent consideration related to an acquisition that closed in 2021 as the contingency was not met. The reversal was recorded within Acquisition-related costs in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, and partially offset by acquisition costs.

In the six months ended June 30, 2022, the Company initiated a series of transactions to restructure its joint ventures in China. The Company contributed $31 million of cash to effect the restructuring during the six months ended June 30, 2022, which is reflected in other investing in the unaudited Condensed Consolidated Statements of Cash Flows. Upon completion of subsequent transactions in 2022, the Company expects to record a gain on sale of a portion of its interest in the joint ventures.

During the six months ended June 30, 2021, we used available cash on hand to fund a $45 million investment in acquisitions, which included $36 million for five tuck-in acquisitions. As of June 30, 2021, another $5 million of deferred purchase price is due to the sellers between one year and three years from the acquisition dates. As of June 30, 2021, we had recorded goodwill of $25 million and other intangibles, primarily customer relationships, of $14 million related to these acquisitions. As of June 30, 2022, all purchase price allocations for 2021 acquisitions were completed, resulting in no changes to goodwill or intangibles. We also completed approximately $9 million of funding for a minority interest investment that was included in Accrued liabilities‒Other on the Consolidated Statements of Financial position as of December 31, 2020.

Supplemental cash flow information regarding the acquisitions was as follows:

	Six Months Ended
	June 30,
(In millions)	2022	2021
Assets acquired	$3	$40
Liabilities assumed	—	—
Net assets acquired	$3	$40

Net cash paid	$3	$36
Seller financed debt	1	5
Purchase price	$3	$40

On June 1, 2022, in order to satisfy closing conditions of the proposed acquisition by Rentokil, the Company divested its international pest management businesses in the UK and Norway. In connection with the sale of the UK and Norway businesses, the Company received $73 million net of cash disposed in the second quarter of 2022. Additionally, the Company recognized a loss on sale of these international subsidiaries of $41 million for the three and six months ended June 30, 2022, including a $3 million foreign currency loss related to the termination of the cross-currency swap and repayment of note receivable related to the Norway business.

Note 13. Income Taxes

As required by ASC 740, “Income Taxes,” we compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from continuing operations before income taxes, except for significant unusual or infrequently occurring items. Our estimated tax rate is adjusted each quarter in accordance with ASC 740.

The effective tax rate on net income was 97.9 percent and 27.9 percent for the three months ended June 30, 2022 and 2021, respectively. The effective tax rate on net income was 53.8 percent and 28.1 percent for the six months ended June 30, 2022 and 2021, respectively.

We had $10 million and $13 million of tax benefits primarily reflected in U.S. Federal and state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”) as of June 30, 2022 and December 31, 2021, respectively. Based on information currently available, it is reasonably possible that over the next 12 month period unrecognized tax benefits may decrease by $1 million as the result of settlements of ongoing audits, statute of limitation expirations or final settlements of uncertain tax positions in multiple jurisdictions. Our policy is to recognize interest income, interest expense and penalties related to our tax positions within the tax provision.

Note 14. Fair Value Measurements

The period-end carrying amounts of cash and cash equivalents, receivables, restricted cash, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of long-term notes receivable approximate fair value as the effective interest rates for these instruments are comparable to period-end market rates. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value, with unrealized gains and losses reported in interest and net investment income in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. The carrying amount of total debt excluding vehicle financing leases was $777 million and $779 million, and the estimated fair value was $835 million and $866 million as of June 30, 2022 and December 31, 2021, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments which are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of June 30, 2022 and December 31, 2021.

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

Cross-currency interest rate swaps were valued using forward foreign currency exchange rates obtained from third-party market data providers. The fair value of each contract is the sum of the expected future settlements between the contract counterparties, discounted to present value. The expected future settlements were determined by comparing the contract foreign exchange rate between the U.S. dollar and Swedish krona as of each settlement date and applying the difference between the two rates to the notional amount of the investment in the cross-currency interest rate swap contracts. On June 1, 2022, in connection with the sale of the Company’s pest management business in Norway, the cross-currency interest rate swap was terminated (See Note 8).

Changes in the fair value of the interest rate swap contracts, fuel swap contracts and cross-currency interest rate swap designated as a net investment hedge are recorded within Accumulated other comprehensive income (loss) on the unaudited Condensed Consolidated Statements of Financial Position. Changes in the fair value of the cross-currency interest rate swap designated as a cash flow hedge are recorded within Selling and administrative expenses on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, offsetting foreign currency fluctuations on the hedged instrument. Interest accruals and coupon payments are recognized directly in interest expense, thus reflecting a Swedish krona fixed rate. The net investment hedge was terminated on June 1, 2022 (See Note 8). The hedged net investment was not substantially liquidated, therefore, the changes in spot value and any amounts excluded from the assessment of hedge effectiveness that have not been recognized in earnings will remain within CTA until the hedged net investment is sold, diluted, or liquidated.

We have not changed our valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the six month periods ended June 30, 2022 and 2021.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented were as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices In	Other	Significant
			Active	Observable	Unobservable
	Statement of Financial	Carrying	Markets	Inputs	Inputs
(In millions)	Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2022:
Financial Assets:
Deferred compensation trust	Long-term marketable securities	$12	$12	$—	$—
Fuel swap contracts	Prepaid expenses	5	—	—	5
Interest rate swap contract	Prepaid expenses and other assets and Other assets	29	—	29	—
Total financial assets		$46	$12	$29	$5

As of December 31, 2021:
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$15	$15	$—	$—
Fuel swap contracts	Prepaid expenses and other assets and Other assets	2	—	—	2
Total financial assets		$17	$15	$—	$2
Financial Liabilities:
Cross-currency interest rate swap	Other long-term obligations, primarily self-insured claims	$7	$—	$7	$—
Net investment hedge	Other long-term obligations, primarily self-insured claims	11	—	11	—
Interest rate swap contract	Accrued liabilities—Other and Other long-term obligations, primarily self-insured claims	8	—	8	—
Total financial liabilities		$26	$—	$26	$—

A reconciliation of the beginning and ending fair values of financial instruments valued using significant unobservable inputs (Level 3) on a recurring basis is presented as follows:

	Fuel Swap
	Contract
	Assets
(In millions)	(Liabilities)	Location of Gain (Loss) included in Earnings
Balance as of December 31, 2021	$2
Total gains (losses) (realized and unrealized)
Included in earnings	5	Cost of services rendered and products sold
Included in other comprehensive income	3
Settlements	(5)
Balance as of June 30, 2022	$5

Balance as of December 31, 2020	$3
Total gains (losses) (realized and unrealized)
Included in earnings	3	Cost of services rendered and products sold
Included in other comprehensive income	3
Settlements	(3)
Balance as of June 30, 2021	$6

The following tables present information relating to the significant unobservable inputs of our Level 3 financial instruments:

	Fair Value	Valuation			Weighted
	(in millions)	Technique	Unobservable Input	Range	Average
As of June 30, 2022:
Fuel swap contracts	$5	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$3.73 - $4.78	$4.20
As of December 31, 2021:
Fuel swap contracts	$2	Discounted Cash Flows	Forward Unleaded Price per Gallon(1)	$3.02 - $3.42	$3.23

___________________________________

(1)Forward prices per gallon were derived from third-party market data providers. A decrease in the forward price would result in a decrease in the fair value of the fuel swap contracts.

As of June 30, 2022, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $13 million, maturing through 2022. Under the terms of our fuel swap contracts, we are required to post collateral in the event that the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the counterparty. As of June 30, 2022, we had posted $2 million in letters of credit as collateral under our fuel hedging program, which were issued under the Revolving Credit Facility.

The effective portion of the gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments is recorded in accumulated other comprehensive income. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement or the fuel settlement affects earnings. See Note 8 to the unaudited Condensed Consolidated Financial Statements for the effective portion of the gain or loss on derivative instruments recorded in accumulated other comprehensive income and for the amounts reclassified out of accumulated other comprehensive income and into earnings. The amount expected to be reclassified into earnings during the next 12 months includes unrealized gains and losses related to open fuel hedges and interest rate swaps. Specifically, as the underlying forecasted transactions occur during the next 12 months, the hedging gains and losses in accumulated other comprehensive income expected to be recognized in earnings is a gain of $11 million, net of tax, as of June 30, 2022. The amounts that are ultimately reclassified into earnings will be based on actual fuel prices and interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

A reconciliation of the amounts included in the computation of basic earnings per share and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In millions, except per share data)	2022	2021	2022	2021
Net income	$2	$54	$21	$81
Weighted-average common shares outstanding	121.5	127.4	121.5	129.3
Effect of dilutive securities:
RSUs	0.1	0.3	0.1	0.3
Stock options(1)	0.1	0.2	0.1	0.2
Weighted-average common shares outstanding—assuming dilution	121.7	127.8	121.7	129.8
Basic earnings per share	$0.02	$0.42	$0.17	$0.62
Diluted earnings per share	$0.02	$0.42	$0.17	$0.62

___________________________________

(1)Options to purchase 0.4 million and 0.1 million shares for the three months ended June 30, 2022 and 2021, respectively and 0.4 million and 0.1 million shares for the six months ended June 30, 2022, and 2021, respectively were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

COVID-19

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Early in the pandemic we experienced increased demand in our residential pest management and termite and home services service lines as customers spent more time at home. We also experienced disruptions in our business, primarily in the commercial pest management service line, driven by temporary business closures and service postponements, and in our product sales and other service line. We expect the commercial pest market to continue to stabilize to more normalized growth levels into 2022.

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

Proposed Acquisition by Rentokil

On December 13, 2021, we entered into the Merger Agreement with Rentokil, Bidco, Merger Sub I and Merger Sub II. Under the Merger Agreement, at the Effective Time, each share of our common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (other than certain excluded shares as described in the Merger Agreement) will be converted into the right to receive either:

•a number of ADSs of Rentokil (each representing a beneficial interest in five ordinary shares of Rentokil) equal to (A) 1.0619 plus (B) the quotient of $11.00 and the volume weighted average price (measured in U.S. dollars) of Rentokil ADSs (measured using the volume weighted average price of Rentokil ordinary shares as a proxy) for the trading day that is two trading days prior to the Effective Time (or such other date as may be mutually agreed to by Rentokil and the Company); or

•an amount in cash, without interest, and in USD equal to the sum of (A) the Per Share Cash Amount plus (B) the product of the Exchange Ratio and the Rentokil ADS Price,

in each case at the election of the holder of such share of our common stock, subject to certain allocation and proration provisions of the Merger Agreement. Immediately following such conversion, our shares of common stock will be automatically cancelled and cease to exist. The aggregate Cash Consideration and the aggregate Stock Consideration that will be issued in the Mergers will not vary as a result of individual election preferences.

The respective obligations of the Company and Rentokil to consummate the Mergers are subject to the satisfaction or waiver of a number of conditions. As announced on March 15, 2022, the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired, thereby completing the necessary antitrust process in the U.S. As announced on June 1, 2022, the Company completed the divestment of its pest management businesses in the UK and Norway. Completion of the divestment and the completion of the antitrust review process in the U.S. satisfy two of the closing conditions. A number of other conditions remain to be satisfied, including obtaining approval by the Company’s and Rentokil’s shareholders, and the registration of the Rentokil ADSs with the U.S. Securities and Exchange Commission and their listing on the New York Stock Exchange. The preliminary registration statement on Form F-4 with respect to the ordinary shares of Rentokil underlying the Rentokil ADSs to be issued to Terminix shareholders in connection with the Mergers was filed by Rentokil on June 7, 2022, and the first amendment thereto was filed by Rentokil on July 22, 2022. Accordingly, the parties continue to be on track to complete the transaction in the second half of 2022, with a target completion date at or around the end of the third quarter.

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

On June 1, 2022, in order to satisfy closing conditions of the proposed acquisition by Rentokil, the Company divested its international pest management businesses in the UK and Norway. The Company recognized approximately $8 million and $13 million in commercial pest revenue in the second quarter of 2022 and 2021 and $21 million and $26 million in commercial pest revenue year to date 2022 and 2021 respectively related to these divested businesses.

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

Revenue. Our revenue results are primarily a function of the volume and pricing of the services and products provided to our customers by our business as well as the mix of services and products provided across our business. The volume of our revenue is impacted by new unit sales, the retention of our existing customers and acquisitions. We serve both residential and commercial customers, principally in the U.S. We expect to continue our tuck-in acquisition program and to periodically evaluate other strategic acquisitions. As of June 30, 2022, approximately 95 percent of our revenue was generated by sales in the United States.

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

Adjusted EBITDA. We evaluate performance based primarily on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before: depreciation and amortization expense; acquisition-related costs (adjustments); fumigation related matters; Mobile Bay Formosan termite settlement; non-cash stock-based compensation expense; restructuring and other charges; loss on sale of international subsidiaries; amortization of cloud-based software; goodwill impairment charges; net earnings (loss) from discontinued operations; provision (benefit) for income taxes; loss on extinguishment of debt; and interest expense. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives, consulting agreements, acquisition activities and equity-based, long-term incentive plans. Our definition of Adjusted EBITDA may not be calculated or comparable to similarly titled measures of other companies.

A reconciliation of Net income to Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In millions)	2022	2021	2022	2021
Net Income	$2	$54	$21	81
Depreciation and amortization expense	27	26	54	54
Acquisition-related costs	1	(1)	—	(1)
Mobile Bay Formosan termite settlement	—	4	—	4
Non-cash stock-based compensation expense	5	5	11	11
Restructuring and other charges	15	2	33	9
Loss on sale of international subsidiaries	41	—	41	—
Amortization of cloud based software	—	—	1	—
Provision for income taxes	18	20	21	31
Interest expense	11	11	23	23
Adjusted EBITDA	$120	$123	$206	$213

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

Results of Operations

The following tables shows the results of operations from continuing operations for the three and six months ended June 30, 2022 and 2021, which reflects the results of acquired businesses from the relevant acquisition dates.

	Three Months Ended		Increase
	June 30,		(Decrease)	% of Revenue
(In millions)	2022	2021	2022 vs. 2021	2022	2021
Revenue	$585	$560	4%	100%	100%
Cost of services rendered and products sold	340	318	7	58	57
Selling and administrative expenses	148	143	3	25	26
Amortization expense	10	10	3	2	2
Acquisition-related costs	1	(1)	*	—	—
Mobile Bay Formosan termite settlement	—	4	*	—	1
Restructuring and other charges	15	2	*	2	—
Loss on sale of international subsidiaries	41	—	*	7	—
Interest expense	11	11	2	2	2
Interest and net investment income	1	(1)	*	—	—
Income before Income Taxes	19	73	*	3	13
Provision for income taxes	18	20	*	3	4
Equity in earnings of joint ventures	2	1	*	—	—
Net Income	$2	$54	*	0%	10%

________________________________

* not meaningful

	Six Months Ended		Increase
	June 30,		(Decrease)	% of Revenue
(In millions)	2022	2021	2022 vs. 2021	2022	2021
Revenue	$1,081	$1,032	5%	100%	100%
Cost of services rendered and products sold	636	588	8	59	57
Selling and administrative expenses	287	280	2	27	27
Amortization expense	20	19	4	2	2
Acquisition-related costs	—	(1)	*	—	—
Mobile Bay Formosan termite settlement	—	4	*	—	—
Restructuring and other charges	33	9	*	3	1
Loss on sale of international subsidiaries	41	—	*	4	—
Interest expense	23	23	(1)	2	2
Interest and net investment income	2	(1)	*	0	—
Income from Continuing Operations before Income Taxes	39	110	*	4	11
Provision for income taxes	21	31	*	2	3
Equity in earnings of joint venture	3	2	*	—	—
Income from Continuing Operations	$21	$81	*	2%	8%

Revenue

Three months ended June 30, 2022 Compared to Three months ended June 30, 2021

We reported revenue of $585 million and $560 million for the three months ended June 30, 2022 and 2021, respectively. Revenue by service line was as follows:

	Three Months Ended
	June 30,
(In millions)	2022	2021	Growth		Organic		Acquired
Residential Pest Management	$207	$192	$15	8%	$12	6%	$3	1%
Commercial Pest Management	141	141	—	—%	(5)	(4)%	5	4%
Termite and Home Services	204	193	12	6%	11	6%	1	—%
Sales of Products and Other	33	34	(2)	(5)%	(2)	(5)%	—	—%
Total revenue	$585	$560	$25	4%	$16	3%	$9	2%

Revenue growth was $25 million year-over-year, or four percent, including two percent from acquisitions.

Residential pest management revenue growth was eight percent, reflecting organic revenue growth of six percent. Organic revenue growth was driven by improved cross-selling of mosquito services, improved trailing 12-month customer retention rates, and strong price realization. Residential pest management revenue also increased one percent from acquisitions completed in the last 12 months.

Commercial pest management revenue growth was flat. The organic revenue decline of four percent was mainly driven by the divestiture of the Norway and UK pest management businesses, which occurred in the quarter. International pest revenue was negatively impacted by approximately $3 million of foreign currency. Excluding the impact of foreign currency and the divestiture of the Norway and UK pest management businesses, commercial pest organic growth would have been approximately two percent. Commercial pest management revenue also increased four percent from acquisitions completed in the last 12 months.

Termite organic revenue growth was six percent. Termite completions decreased two percent, driven by lower sales volume. Home services, which are managed as a component of our termite line of business and include wildlife exclusion, crawl space encapsulation and attic insulation, revenue growth was 21 percent, primarily as a result of improved cross selling to existing customers. Termite renewals increased four percent, mainly due to improved price realization.

In the three months ended June 30, 2022, termite renewal revenue comprised 41 percent of total termite revenue, while the remainder consisted of termite new unit revenue. Termite activity is unpredictable in its nature. Factors that can impact termite activity include conducive weather conditions and consumer awareness of termite swarms.

Sales of products and other revenue decreased five percent primarily from an increase in order backlog due to supply chain challenges.

Six months ended June 30, 2022 Compared to Six months ended June 30, 2021

We reported revenue of $1,081 million and $1,032 million for the six months ended June 30, 2022 and 2021, respectively. Revenue by service line was as follows:

	Six Months Ended
	June 30,

(In millions)	2022	2021	Growth		Organic		Acquired
Residential Pest Management	$382	$358	$24	7%	$19	5%	$4	1%
Commercial Pest Management	273	270	4	1%	(6)	(2)%	10	4%
Termite and Home Services	376	354	21	6%	21	6%	1	—%
Sales of Products and Other	51	50	1	2%	1	2%	—	—%
Total revenue	$1,081	$1,032	$50	5%	$35	3%	$15	1%

Revenue growth was $50 million year-over-year, or five percent, including one percent from acquisitions.

Residential pest management revenue growth was seven percent, reflecting organic growth of five percent. Organic revenue growth was driven by higher mosquito and bedbug sales volume, improved trailing 12-month customer retention rates, and strong price realization. Residential pest management revenue also increased one percent from acquisitions completed in the last 12 months.

Commercial pest management revenue growth was one percent. The organic revenue decline of two percent was mainly driven by the divestiture of the Norway and UK pest management businesses, which occurred in the second quarter. International pest revenue was negatively impacted by approximately $4 million of foreign currency. Excluding the impact of foreign currency and Norway and UK pest management businesses, commercial pest organic growth would have been approximately one percent. Commercial pest management revenue also increased four percent from acquisitions completed in the last 12 months.

Termite organic revenue growth was six percent. Termite completions were flat. Home services, which are managed as a component of our termite line of business and include wildlife exclusion, crawl space encapsulation and attic insulation, growth was 20 percent, primarily as a result of improved cross selling to existing customers. Termite renewals increased two percent, mainly due to improved price realization.

Sales of Product and Other revenue growth was two percent, driven by higher sales volume.

Cost of Services Rendered and Products Sold

We reported cost of services rendered and products sold of $340 million and $318 million for the three months ended June 30, 2022 and 2021, respectively and $636 million and $588 million for the six months ended June 20, 2022 and 2021, respectively.

For the three months ended June 30, 2022 compared to June 30, 2021, cost of services rendered and products sold as a percentage of revenue increased one percent. The increase is largely attributable to the flow through from $25 million of higher revenue. Investments in labor increased $7 million, primarily due to higher trainee headcount as we right-size our technician headcount in order to drive growth in future periods. Vehicle fuel increased $3 million year-over-year, driven by higher fuel hedge prices year-over-year. Termite damage claims expenses were flat year-over-year with reduced litigated claims counts offset by higher cost per Non-Litigated Claims due, in part, to inflationary pressure on building materials and contractor costs. Investments in service staffing levels and training in the call center to drive improved customer satisfaction and retention also increased.

For the six months ended June 30, 2022 compared to June 30, 2021, cost of services rendered and products sold as a percentage of revenue increased two percent. The increase is largely attributable to the flow through from $50 million of higher revenue. Investments in labor increased $12 million, primarily due to higher trainee costs as we right size our workforce to drive growth in future periods. Vehicle fuel increased $5 million year-over-year, driven by higher fuel hedge prices year-over-year. Termite damage claims expenses increased $3 million with reduced litigated claims counts partially offset by higher cost per claim due to reduced litigated claims counts in the Mobile Bay Areas as well as higher cost per Non-Litigated Claims due, in part, to inflationary pressure on building materials and contractor costs. Investments in service staffing levels and training in the call center to drive improved customer satisfaction and retention also increased.

Selling and Administrative Expenses

The following table provides a summary of selling and administrative expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Selling and marketing expenses	$74	$72	$132	131
General and administrative expenses	75	71	154	149
Total Selling and administrative expenses	$148	$143	$287	$280

Selling and marketing expenses increased $2 million and $1 million, respectively in the three months and six months ended June 30, 2022 compared to the three months and six months ended June 30, 2021, due to higher sales labor investments.

General and administrative costs were up $4 million and $5 million, respectively in the three months and six months ended June 30, 2022 compared to the three months and six months ended June 30, 2021, due to increased travel costs due to the implementation of Terminix Way across the branch network as well as investments in sales headcount in both the field and call center to drive customer penetration and growth.

Amortization Expense

Amortization expense was $10 million for the three months ended June 30, 2022 and 2021, and $20 million and $19 million for the six months ended June 30, 2022 and 2021, respectively.

Acquisition-Related Costs

For the three months ended June 30, 2022, Acquisition-related costs were $1 million. In the three and six months ended June 30, 2021, we reversed a previously accrued contingent consideration related to an acquisition for approximately $2 million as the contingency was not met. This offset approximately $1 million of acquisition-related costs incurred in the three and six months ended June 30, 2021.

Restructuring and Other Charges

We incurred restructuring and other charges of approximately $15 million and $2 million in the three months ended June 30, 2022 and 2021, respectively and $33 million and $9 million in the six months ended June 30, 2022 and 2021, respectively. Restructuring Charges for the three and six months ended June 30, 2022 primarily included costs related to our proposed acquisition by Rentokil. Restructuring Charges for the six months ended June 30, 2022, also included a $9 million impairment of our Memphis headquarters lease. Restructuring charges for the three and six months ended June 30, 2021 included severance and costs to simplify our back-office and align administrative functions as a singularly focused pest management company following the sale of the ServiceMaster Brands Divestiture Group.

Loss on sale of international subsidiaries

We recognized a loss on sale of our international pest management businesses in the UK and Norway subsidiaries of $41 million for the three and six months ended June 30, 2022, including a $3 million foreign currency loss related to the termination of the cross-currency swap and repayment of note receivable related to the Norway business.

Interest Expense

Interest expense was $11 million for both the three months ended June 30, 2022 and 2021 and $23 million for both the six months ended June 30, 2022 and 2021.

Interest and Net Investment Income

Interest and net investment income is comprised primarily of net investment gains from equity investments and interest income on other cash balances. Interest and net investment expense was $1 million for the three months ended June 30, 2022 and Interest and net investment income was $1 million for the three months ended June 30, 2021. Interest and net investment expense was $2 million for the six months ended June 30, 2022, and Interest and net investment income was $1 million for the six months ended June 30, 2021.

Income before Income Taxes

Income before income taxes was $19 million for the three months ended June 30, 2022 compared to $73 million for the three months ended June, 30, 2021. Income before income taxes was $39 million for the six months ended June 30, 2022 as compared to income before income taxes of $110 million for the six months ended June 30, 2021. The change in income before income taxes primarily reflects increased Restructuring and Other Charges and loss on sale of international subsidiaries.

Provision for Income Taxes

The effective tax rate on net income was 97.9 percent and 27.9 percent for the three months ended June 30, 2022 and 2021, respectively and 53.8 percent and 28.1 percent for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate on net income for the three months ended June 30, 2022 was unfavorably impacted by the non-deductibility of the loss on sale of foreign subsidiaries, as well as a portion of the restructuring and other charges.

Net Income

Net income was $2 million for the three months ended June 30, 2022, compared to net income of $54 million for the three months ended June 30, 2021, which was primarily driven by a $55 million decrease in Income before Income Taxes offset by a decrease in Provision for Income Taxes of $2 million. Net income was $21 million for the six months ended June 30, 2022 as compared to $81 million for the six months ended June 30, 2021, primarily driven by the $71 million decrease in Income before Income Taxes, offset by a $10 million decrease in Income Taxes.

Adjusted EBITDA

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following table provides a summary of changes in Adjusted EBITDA for the three months ended June 30, 2022 compared to the three months ended June 30, 2021:

(In millions)
Three Months Ended June 30, 2021	$123
Revenue conversion	12
Investments in labor	(7)
Vehicle fuel	(3)
Termite damage claims	—
Sales and Marketing	(2)
Terminix Way investments	—
Investments in call center/sales/service	(2)
Travel	(1)
Other	1
Three Months Ended June 30, 2022	$120

Investments in labor increased $7 million, primarily due to higher trainee headcount as we right-size our technician headcount in order to drive growth in future periods. Vehicle fuel increased $3 million year-over-year, driven by higher fuel hedge prices. Termite damage claims expenses were flat year-over-year with reduced litigated claims offset by higher cost per Non-Litigated Claims due, in part, to inflationary pressure on building materials and contractor costs. Investments in staffing levels and training in both sales and service in our call center increased $2 million. Sales and marketing expense increased $2 million due to investments in sales headcount in both the field and call center to drive customer penetration and growth. Travel expenses increased $1 million due to the implementation of Terminix Way across the branch network.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table provides a summary of changes in Adjusted EBITDA for the six months ended June 30, 2022 compared to the six months ended June 30, 2021:

(In millions)
Six Months Ended June 30, 2021	$213
Revenue conversion	24
Investments in labor	(12)
Termite damage claims	(3)
Terminix Way Investment	(1)
Vehicle fuel	(5)
Investments in call center/sales/service	(5)
Sales and marketing	(2)
Travel	(2)
Other	(1)
Six Months Ended June 30, 2022	$206

Investments in labor increased $12 million, primarily due to higher trainee headcount and talent acquisition expense. Vehicle fuel increased $5 million year-over-year, driven by higher fuel hedge prices. Termite damage claims expenses increased $3 million with reduced litigated claims counts partially offset by higher cost per claim due to reduced litigated claims counts in the Mobile Bay Areas as well as higher cost per Non-Litigated Claims due, in part, to inflationary pressure on building materials and contractor costs. Investments in Terminix Way increased $1 million as we continue to roll-out enhanced onboarding, training and technology to our technicians. Investments in staffing levels and training in both sales and service in our call center increased $5 million. Sales and marketing expense increased $2 million driven by higher sales labor investment. Travel expenses increased $2 million due to the implementation of Terminix Way across the branch network.

Termite Damage Claims

A summary of Litigated Claims and Non-Litigated Claims for the three and six months ended June 30, 2022 and 2021 was as follows:

	Litigated Claims			Non-Litigated Claims
	Mobile Bay	All Other		Mobile Bay	All Other
	Area	Regions	Total	Area	Regions	Total
Outstanding claims as of December 31, 2020	49	16	65	258	846	1,104
New claims filed	7	5	12	89	529	618
Claims resolved	(9)	(2)	(11)	(144)	(630)	(774)
Outstanding claims as of March 31, 2021	47	19	66	203	745	948
New claims filed	12	7	19	112	687	799
Claims resolved	(11)	—	(11)	(131)	(560)	(691)
Outstanding claims as of June 30, 2021	48	26	74	184	872	1,056

Outstanding claims as of December 31, 2021	58	26	84	169	737	906
New claims filed	10	5	15	80	436	516
Claims resolved	(7)	(3)	(10)	(120)	(551)	(671)
Outstanding claims as of March 31, 2022	61	28	89	129	622	751
New claims filed	8	4	12	100	513	613
Claims resolved	(4)	(3)	(7)	(84)	(544)	(628)
Outstanding claims as of June 30, 2022	65	29	94	145	591	736

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

A summary of Litigated Claims and Non-Litigated Claims reserve activity for the three months and six months ended June 30, 2022 and 2021 is as follows:

	Litigated Claims			Non-Litigated Claims
	Mobile Bay	All Other		Mobile Bay	All Other
(In millions)	Area	Regions	Total	Area	Regions	Total
Reserve as of December 31, 2020	$35	$13	$47	$14	$11	$25
Expense	3	2	5	3	6	10
Payments	(6)	(1)	(7)	(5)	(6)	(11)
Reserves as of March 31, 2021	32	13	45	12	11	24
Expense	4	4	8	4	8	12
Payments	(6)	—	(6)	(5)	(6)	(11)
Reserve as of June 30, 2021	$30	$17	$47	$11	$13	$24

Reserve as of December 31, 2021	$36	$14	$50	$8	$14	$22
Expense	5	3	8	3	7	10
Payments	(4)	(2)	(6)	(4)	(7)	(11)
Reserves as of March 31, 2022	36	16	52	8	13	21
Expense	4	2	6	4	8	12
Payments	(1)	(2)	(2)	(3)	(8)	(11)
Reserve as of June 30, 2022	$39	$17	$56	$9	$14	$22

In addition, our results of operations for the three and six months ended June 30, 2022 include charges for legal fees associated with Litigated Claims of $1 million and $3 million, respectively. Our results of operations for the three and six months ended June 30, 2021 include charges for legal fees associated with Litigated Claims of $1 million and $3 million, respectively.

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

The following table reconciles net cash provided from operating activities, which we consider to be the most directly comparable GAAP measure, to Free Cash Flow using data derived from our unaudited condensed consolidated financial statements for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Net Cash Provided from Operating Activities from Continuing Operations	$90	$76	$159	151
Property additions	(5)	(6)	(12)	(12)
Free Cash Flow	$85	$71	$147	$139

Liquidity and Capital Resources

Liquidity

A portion of our liquidity needs are due to service requirements on our indebtedness. The Credit Facilities contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of June 30, 2022, we were in compliance with the covenants under the agreements that were in effect on such date.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Credit Facilities. As of June 30, 2022, we had $656 million of immediate liquidity, which consisted of available cash and cash equivalents and available borrowings under our Existing Revolving Credit Facility.

At June 30, 2022, there were $22 million of letters of credit outstanding and $378 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program and fuel swap contracts. We also have $89 million of cash collateral under our automobile, general liability and workers’ compensation insurance program that is included as Restricted cash on the unaudited Condensed Consolidated Statements of Financial Position as of June 30, 2022. We may from time to time change the amount of cash or marketable securities used to satisfy collateral requirements under our automobile, general liability and workers’ compensation insurance program. The amount of cash or marketable securities utilized to satisfy these collateral requirements will depend on the relative cost of the issuance of letters of credit under the new Revolving Credit Facility and our cash position. Any change in cash or marketable securities used as collateral would result in a corresponding change in our available borrowing capacity under the new Revolving Credit Facility.

On September 25, 2020, our board of directors approved a three-year $400 million share repurchase program, which funds were exhausted in the third quarter of 2021. On September 21, 2021, our board of directors approved a new three-year $400 million share repurchase program. Under the share repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of June 30, 2022, we had $253 million of authority remaining under this program. Given the proposed acquisition by Rentokil, we do not intend to repurchase any shares of our common stock for the foreseeable future.

Under the terms of our fuel swap contracts, we are required to post collateral in the event the fair value of the contracts exceeds a certain agreed upon liability level and in other circumstances required by the agreement with the counterparty. As of June 30, 2022 the estimated fair value of our fuel swap contracts was a net asset of $5 million, and we had posted $2 million in letters of credit as collateral under our fuel hedging program. The continued use of letters of credit for this purpose in the future could limit our ability to post letters of credit for other purposes and could limit our borrowing availability under the Revolving Credit Facility. However, we do not expect the fair value of the outstanding fuel swap contracts to materially impact our financial position or liquidity.

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

Capital Resources

Fleet and Equipment Financing Arrangements

Our Fleet Agreement allows us to obtain fleet vehicles through a leasing program, among other things. We expect to fulfill substantially all of our vehicle fleet needs through the leasing program under the Fleet Agreement. For the six months ended June 30, 2022, we acquired $20 million of vehicles through the leasing program under the Fleet Agreement. All leases under the Fleet Agreement are finance leases for accounting purposes. The lease rental payments include an interest component calculated using a variable rate based on one-month LIBOR plus other contractual adjustments and a borrowing margin ranging from 1.25 percent to 2.45 percent. We have no minimum commitment for the number of vehicles to be obtained under the Fleet Agreement. Given the increased lead times and other impacts in the new vehicle supply chain delaying delivery of ordered vehicles, it is difficult to predict the amount of new lease financings in the year. We expect to fulfill all our ongoing vehicle fleet needs through vehicle finance leases.

Other Capital Requirements

We incurred $12 million of capital expenditures in the six months ended June 30, 2022, reflecting ongoing technology projects and recurring capital needs.

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

	Six Months Ended
	June 30,
(In millions)	2022	2021
Net cash provided from (used for):
Operating activities	$159	$151
Investing activities	20	(56)
Financing activities	(26)	(409)
Discontinued operations	13	12
Cash increase (decrease) during the period	$161	$(302)

Operating Activities

Net cash provided from operating activities increased $8 million to $159 million for the six months ended June 30, 2022 compared to $151 million for the six months ended June 30, 2021.

Net cash provided from operating activities for the six months ended June 30, 2022 comprised $155 million in earnings adjusted for non-cash charges and a $23 million decrease in cash required for working capital (a $12 million decrease excluding the working capital impact of accrued interest and taxes), offset, in part, by $19 million in payments related to restructuring and other charges, fumigation related matters, and acquisition related costs. For the six months ended June 30, 2022, working capital requirements were favorably impacted by seasonal activity and the timing of interest payments. Additionally, we incurred $10 million of costs to implement our new customer experience platform in the six months ended June 30, 2022, which are included within Prepaid expenses and other assets on the unaudited Condensed Consolidated Statements of Financial Position and Inventories and other current assets on the unaudited Condensed Consolidated Statements of Cash Flows.

Net cash provided from operating activities for the six months ended June 30, 2021 comprised $168 million in earnings adjusted for non-cash charges and $21 million increase in cash required for working capital (a $23 million increase excluding the working capital impact of accrued interest and taxes), offset, in part, by $7 million in payments related to restructuring and other charges and acquisition-related costs. For the six months ended June 30, 2021, working capital requirements were favorably impacted by seasonal activity and the timing of interest and income tax payments. We deferred approximately $30 million of payroll taxes under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in 2020. We paid 50 percent of the payroll deferral in the fourth quarter of 2021 and expect to pay the remainder in the fourth quarter of 2022. Additionally, we incurred $9 million of costs to implement our new customer experience platform in the six months ended June 30, 2021, which are included within Prepaid expenses and other assets on the unaudited Condensed Consolidated Statements of Financial Position and Inventories and other current assets on the unaudited Condensed Consolidated Statements of Cash Flows.

Investing Activities

Net cash provided by investing activities was $20 million for the six months ended June 30, 2022, compared to net cash used for investing activities $56 million for the six months ended June 30, 2021.

Proceeds from sale of international subsidiaries, net of cash disposed was $73 million for the six months ended June 30, 2022.

$3 million was paid for business acquisitions for the six months ended June 30, 2022, compared to $45 million in cash paid for business acquisitions for the six months ended June 30, 2021. We expect to continue our tuck-in acquisition program and to periodically evaluate other strategic acquisitions.

In the six months ended June 30, 2022, the Company initiated a series of transactions to restructure its joint ventures in China. The Company contributed $31 million of cash to effect the restructuring during the six months ended June 30, 2022, which is reflected in other investing in the Condensed Consolidated Statements of Cash Flows. Upon completion of subsequent transactions in 2022, the Company expects to record a gain on sale of a portion of its interest in the joint ventures.

Capital expenditures were $12 million for both the six months ended June 30, 2022 and 2021, and included recurring capital needs, and information technology projects.

Cash flows used for notes receivable, net, for the six months ended June 30, 2022 and 2021 were $8 million and $1 million, respectively.

Financing Activities

Net cash used for financing activities was $26 million and $409 million for the six months ended June 30, 2022 and 2021, respectively.

During the six months ended June 30, 2022, we received $1 million from the issuance of common stock through the exercise of stock options. In addition, we borrowed $80 million on our Revolving Credit Facility and repaid $107 million of debt. During the six months ended June 30, 2021, we repurchased $350 million of common stock and received $8 million from the issuance of common stock through the exercise of stock options. In addition, we repaid $67 million of debt, which included approximately $40 million, net of accreted interest, primarily related to deferred purchase price and an earnout on the 2018 purchase of Copesan.

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

In the fourth quarter of 2020, the Company funded the $25 million consumer fund, from which certain monetary liabilities from settlements of, or judgments in, the covered Settlement are paid by the fund’s receiver. The amount in the consumer fund is held in escrow by the receiver and is classified as a deposit within Prepaid expenses and other assets and with an offsetting liability recorded within Accrued liabilities – Other on the Consolidated Statements of Financial Position. In the second quarter of 2021, the Company recorded an increase in expense related to the settlement of $4 million due to a higher than anticipated customer participation rate. No adjustments were made in the second quarter of 2022. The fund’s receiver paid a total of $11 million from escrow through the second quarter of 2022.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market segments in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed in “Risk Factors” in our 2021 Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above could cause actual results and outcomes to differ from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•risks and uncertainties related to the proposed acquisition of the Company by Rentokil, including stockholder approvals, challenges to the proposed acquisition, business operational uncertainties, potential loss of key teammates, and litigation;

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

We have hedged substantially all of our variable rate debt under our interest rate swap and, therefore, we believe our exposure to interest rate fluctuations, when viewed on a net basis, is not material to our overall results of operations. Assuming all revolving loans were fully drawn as of June 30, 2022, each one percentage point change in interest rates would result in an approximate $4 million change in annual interest expense on our Revolving Credit Facility.

Fuel Price Risk

We are exposed to market risk for changes in fuel prices through the consumption of fuel by our vehicle fleet in the delivery of services to our customers. We expect to use approximately 10 million to 12 million gallons of fuel in 2022. As of June 30, 2022, a 10 percent change in fuel prices would result in a change of approximately $2 million in our annual fuel cost before considering the impact of fuel swap contracts.

We use fuel swap contracts to mitigate the financial impact of fluctuations in fuel prices. As of June 30, 2022, we had fuel swap contracts to pay fixed prices for fuel with an aggregate notional amount of $13 million, maturing through 2022. The estimated fair value of these contracts as of June 30, 2022 was a net asset of $5 million. These fuel swap contracts provide a fixed price for approximately 80 percent of our estimated fuel usage for the remainder of 2022.

Foreign Currency Risk

We are exposed to foreign currency exchange risk in Swedish krona, the euro, British pound, Canadian dollar, Mexican peso and Chinese yuan. A strengthening of the U.S. dollar relative to the currencies of the foreign countries in which we operate can have an impact on our operating results. On June 1, 2022, in order to satisfy closing conditions of the proposed acquisition by Rentokil, the Company divested its international pest management businesses in the UK and Norway eliminating our previous exposure to risks of fluctuations in Norwegian krone, and significantly reducing our exposure to the British pound.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer, Brett T. Ponton, and Executive Vice President and Chief Financial Officer, Robert J. Riesbeck, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Ponton and Riesbeck have concluded that both the design and operation of our disclosure controls and procedures were effective as of June 30, 2022.

Changes in internal control over financial reporting

No changes in our internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 5, 2022

TERMINIX GLOBAL HOLDINGS, INC.
(Registrant)

By:	/s/ Robert J. Riesbeck
Robert J. Riesbeck
Executive Vice President and Chief Financial Officer (Principal Financial Officer)